Form 10-Q
period 1996-06-30
FPIC INSURANCE GROUP INC
filed 1996-08-14
CIK 1010247

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/      Quarterly report pursuant to Section 13 or a59d0 of the    Securities
         Exchange Act of 1934 for the quarterly period ended June 30, 1996 or
/ /      Transition report pursuqant to Section 13 or (d) of the    Securities
         Exchange Act of 1934 for the transition period from _________ to
         _________.

Commission file number 1-11983


                         FPIC Insurance Group, Inc.
                         --------------------------
           (Exact name of registrant as specified in its charter)


         Florida                                                    59-3359111
- ----------------------------------                          ----------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation of organization)                           Identification No.)



1000 Riverside Avenue, Suite 800, Jacksonville, FL  32204
- --------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (904) 354-5910
                           ------------------------

                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----      -----

As of June 30, 1996, there were 8,139,640 shares of the registrant's common stock outstanding.

                               Table of Contents



Part I - Financial Information

         Item 1. Consolidated Financial Statements (unaudited) of FPIC Insurance Group, Inc. and Subsidiaries:

                 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . .   4

                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . .   5

                 Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . .   6

         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . . . . . . . . . . . . . .   9

Part II - Other Information

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

         Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . .  13

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .  13

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

         Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . .  13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Part I     Financial Information

Item 1.    Financial Statements



                           FPIC Insurance Group, Inc.
                          Consolidated Balance Sheets

                                                                             6/30/96                 12/31/95
                                                                           ------------           ------------
                                                                           (unaudited)
ASSETS
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                                 $223,453,066           $218,303,504
     Common stocks, at fair value                                               155,000                125,000
     Real estate investments                                                  2,743,587              2,675,976
     Short-term investments, at cost                                                  0                500,000
                                                                           ------------           ------------

    TOTAL INVESTMENTS                                                       226,351,653            221,604,480

      Cash and cash equivalents                                               3,053,570                494,095
      Premiums receivable, net                                               15,955,501             10,846,007
      Accrued investment income                                               3,248,968              3,064,866
      Reinsurance recoverable on paid losses                                     70,661                808,900
      Due from reinsurers on unpaid losses and advance premiums               9,172,838              9,480,277
      Deposits with reinsurers                                               15,824,719             14,842,952
      Property and equipment, net of accumulated depreciation                 1,403,891              1,388,543
      Deferred policy acquisition costs                                       1,372,584                818,312
      Federal income tax receivable                                             766,278              1,665,764
      Deferred income taxes                                                  10,249,133              9,472,406
      Finance charge receivable                                                 341,495                204,641
      Prepaid expenses                                                          270,005                347,378
      Goodwill                                                                1,560,225              1,108,117
      Other assets                                                              457,777                552,031
                                                                           ------------           ------------

     TOTAL ASSETS                                                          $290,099,298           $276,698,769
                                                                           ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       Loss and loss adjustment expense reserves                           $169,339,000           $164,506,000
       Unearned premiums                                                     29,013,231             20,947,885
       Paid in advance and unprocessed                                        2,253,169              3,982,143
       FIGA accrual                                                           2,646,094              3,032,234
       Accrued expenses and other liabilities                                 3,274,744              2,674,085
                                                                           ------------           ------------

     TOTAL LIABILITIES                                                      206,526,238            195,142,347
                                                                           ------------           ------------
SHAREHOLDERS' EQUITY
        Preferred stock, $.10 par value, 50,000,000 shares authorized;
        no shares issued and outstanding
        Common stock, $.10 par value: 25,000,000 shares authorized;
        8,139,640 shares issued and outstanding in 1996; $1 par value:
        5,000,000 shares authorized; 1,627,928 shares issued and
        outstanding in 1995                                                     813,964              1,627,928
        Additional paid-in capital                                           18,454,709             17,640,745
        Net unrealized gain (loss) on investments                            (1,503,076)             1,625,175
        Retained earnings                                                    65,807,463             60,662,574
                                                                           ------------           ------------

     TOTAL SHAREHOLDERS' EQUITY                                              83,573,060             81,556,422
                                                                           ------------           ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $290,099,298           $276,698,769
                                                                           ============           ============

 See accompanying notes.

                           FPIC Insurance Group, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                 THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                             ----------------------------------   ----------------------------
                                                                 1996                   1995           1996            1995
                                                             ------------           -----------   ------------     -----------
REVENUES
     Premiums earned, net                                    $13,669,141            $12,280,225    $26,591,470     $23,380,919
     Investment income, net                                    3,376,768              3,340,935      6,525,375       6,235,301
     Net realized investment gains (losses)                      (24,455)               216,914        (35,716)       (340,103)
     Claims administration fees                                  938,673                      0      1,940,454               0
     Commission income                                           150,137                      0        297,788               0
     Other income                                                361,111                334,787        917,279         762,941
                                                          --------------        ---------------  -------------   -------------

                     TOTAL REVENUES                           18,471,375             16,172,861     36,236,650      30,039,058
                                                          --------------        ---------------  -------------   -------------
EXPENSES
     Losses and loss adjustment expenses, net                 10,454,046              9,342,781     22,668,275      19,762,455
     Other operating expenses                                  1,375,859              1,087,326      2,892,001       2,314,614
     Claims administration expenses                            1,026,196                      0      2,025,780               0
                                                          --------------        ---------------  -------------   -------------
                      TOTAL EXPENSES                          12,856,101             10,430,107     27,586,056      22,077,069
                                                          --------------        ---------------  -------------   -------------

     Income before income taxes                                5,615,274              5,742,754      8,650,594       7,961,989

     Income taxes                                              1,731,709              2,059,333      2,691,741       2,840,801
                                                          --------------        ---------------  -------------   -------------

                       NET INCOME                             $3,883,565             $3,683,421     $5,958,853      $5,121,188
                                                          ==============        ===============  =============   =============

                       NET INCOME PER COMMON SHARE                 $0.47                  $0.47          $0.73           $0.66
                                                          ==============        ===============  =============   =============

                       WEIGHTED AVERAGE COMMON AND COMMON
                        SHARE EQUIVALENTS OUTSTANDING          8,198,380              7,759,860      8,198,380       7,759,860
                                                          ==============        ===============  =============   =============

 See accompanying notes.

                           FPIC Insurance Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30
                                                                                 ------------------------------------
                                                                                     1996                   1995
                                                                                 ------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $5,958,853             $5,121,188
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                                914,255                560,980
                Realized (gains) losses on investments                                35,716                340,103
                Deferred income taxes                                                834,796                454,902
                Changes in assets and liabilities:
                        Premiums receivable                                       (5,109,494)            (2,726,124)
                        Accrued investment income                                   (184,102)               124,844
                        Reinsurance recoverable on paid losses                       738,239               (548,261)
                        Due from reinsurers on unpaid losses and advance premiums    307,439              9,351,744
                        Deposits with reinsurers                                    (981,767)              (941,805)
                        Deferred policy acquisition costs                           (554,272)              (244,863)
                        Federal income tax receivable                                899,496                471,480
                        Other assets                                                  94,254               (613,959)
                        Prepaid expenses and finance charge receivable               (59,481)              (111,189)
                        Loss and loss adjustment expense reserves                  4,833,000             (4,087,000)
                        Unearned premiums                                          8,065,346              6,183,948
                        Paid in advance and unprocessed                           (1,728,974)            (2,404,569)
                        FIGA accrual                                                (386,140)              (365,148)
                        Accrued expenses and other liabilities                       600,659               (818,291)
                                                                              --------------          -------------
                 Net cash provided by operating activities                        14,277,823              9,747,980
                                                                              --------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term investments                                    500,000              4,149,143
     Proceeds from sale or maturity of securities available-for-sale              39,463,681             99,624,743
     Purchase of securities available-for-sale                                   (50,755,106)          (109,390,511)
     Purchase of real estate investments                                             (67,611)                     0
     Purchase of common stock                                                        (30,000)            (2,045,000)
     Purchase of property and equipment, net                                         (15,348)                     0
                                                                              --------------          -------------

                Net cash (used in) provided by investing activities              (10,904,384)            (7,661,625)
                                                                              --------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid on common stock                                                  (813,964)              (775,986)
                                                                              --------------          -------------
               Net cash used in financing activities                                (813,964)              (775,986)
                                                                              --------------          -------------
               Net increase (decrease) in cash                                     2,559,475              1,310,369
                                                                              --------------          -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       494,095                 12,669
                                                                              --------------          -------------
               CASH AND CASH EQUIVALENTS, END OF PERIOD                           $3,053,570             $1,323,038
                                                                              ==============          =============
Supplemental disclosure of cash flow information:
    Federal income taxes paid                                                       $642,939             $1,190,000
    Interest paid                                                                         $0                     $0

 See accompanying notes.

                          FPIC INSURANCE GROUP, INC.
                Notes to the Consolidated Financial Statemens
                                  (Unaudited)

  1.  BASIS OF PRESENTATION

  FPIC Insurance Group, Inc. (the Company) is a Florida corporation formed by Florida Physicians Insurance Company, Inc. (FPIC) to serve as a holding corporation for FPIC and other subsidiaries. On June 11, 1996, FPIC and the Company consummated a Reorganization which generally provided that each share of common stock of FPIC, par value $1 per share, would be exchanged for five shares of common stock of the Company, par value $.10 per share.

  The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, FPIC and McCreary Corporation, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of FPIC and its subsidiary for the year ended December 31, 1995 contained in the Company's Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission on May 24, 1996 (File No. 333-04585).

  2.  INITIAL PUBLIC OFFERING OF COMMON STOCK

  On August 6, 1996, the Company completed the offering of 3.4 million shares of common stock at $10.00 per share, 500,000 of which were offered by the Company and 2.9 million were offered by certain shareholders of the Company. Additionally, the Company's Underwriters purchased 510,000 additional shares from selling shareholders to cover over-allotments. The Company intends to use the net proceeds of approximately $4.1 million (after discounts, commissions, and expenses) for general corporate purposes, including future acquisitions, if any.

                          FPIC  INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statemens
                                  (Unaudited)


  3.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

  The reserve for loss and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments which become necessary are included in current income. Incurred losses and loss adjustment expenses for the six-month periods ended June 30, 1996 and 1995 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

  4.  INCOME TAXES

  Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

  5.  INVESTMENTS

  Proceeds from sales of investments available-for-sale were $39,463,681 and $99,624,743 during the six months ended June 30, 1996 and 1995, respectively.

  Gross realized gains and (losses) from sales of debt securities based on specific identification, were $23,463 and ($59,179); and $406,120 and ($746,223) for the six months ended June 30, 1996 and 1995, respectively.

  The amortized cost of investments in securities available-for-sale was $225,730,454 and $215,841,118 as of June 30, 1996 and December 31, 1995,
  respectively.

  6.  BUSINESS ACQUISITIONS

  On July 1, 1995, McCreary Corporation acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000. The acquisition agreement specified annual payments to be made to the seller from 1996 through 2000 as follows:

                  1996                            $1,000,000
                  1997                               900,000
                  1998                               800,000
                  1999                               700,000
                  2000                               600,000

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)


  These specific payments are subject to adjustment in accordance with the agreement based on attainment of projections of annual earnings from 1996 through 2000. No individual annual payment will exceed the annual earnings, and may be reduced if the projected earnings are not attained for that year. At the end of the five year period, the agreement allows for an additional payment based on the aggregate earnings of the five year period compared to the aggregate projected earnings of the same five year period. The effect of these subsequent payments is to increase the original purchase price and the recorded goodwill.

  In April 1996, the Company paid $500,000 to the seller, representing one half of the amount of the 1996 annual payment. The remainder of the 1996 annual payment, up to the aggregate $1,000,000 will be paid in August, 1996, as projected earnings were attained for the twelve-month period ended June 30, 1996.

  7.  REINSURANCE

  The Company presently has excess of loss reinsurance contracts that serve to limit the Company's maximum loss to $500,000 per occurrence. To the extent that any reinsurer is unable to meet its obligations, the Company would be liable for such defaulted amounts not covered by letters of credit, which the Company obtains from reinsurers that are not designated as authorized reinsurers by the Florida Department of Insurance.

  8.  COMMITMENTS AND CONTINGENCIES

  The Company is involved in numerous legal actions arising primarily from claims made insurance policies. The legal actions arising from claims made insurance policies have been considered by the Company in establishing its reserves. While the outcomes of all legal actions are not presently determinable, the Company's management is of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.


                          FPIC INSURANCE GROUP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

         For purposes of this management discussion and analysis, the term "Company" refers to FPIC Insurance Group, Inc. and its consolidated subsidiaries, the term "FPIC" refers only to Florida Physicians Insurance Company, Inc., and the term "McCreary" refers only to McCreary Corporation. On June 11, 1996, the FPIC shareholders approved FPIC Insurance Group, Inc. becoming a holding corporation for FPIC and other subsidiaries.

         The Company's primary sources of revenue are dividends from its subsidiaries. The primary sources of revenues for these dividends are premium earned and investment income derived from the insurance operations of FPIC, and fee and commission income from McCreary. The Company concentrates on liability insurance products for the healthcare community, with medical professional liability (MPL) insurance for physicians and dentists as its primary product. The Company, through FPIC, writes MPL insurance on a claims-made basis, which provides protection to the insured against only those claims that arise out of incidents occurring and of which notice to the insurer is given while coverage is effective.

         The variances discussed below include amounts attributable to the operations of all the companies except that McCreary, which acquired its assets on July 1, 1995, is not included in operations for either the three month period or the six month period ended June 30, 1995.

         The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpectedly high frequency or severity of losses in any period would have a material adverse effect of the Company. Additionally, reevaluations of the Company's loss and loss adjustment expenses (LAE) reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. The Company's historical results of operations are not necessarily indicative of future results. All amounts in this management discussion and analysis have been roudned to the nearest $100,000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

Premiums
- --------

         Direct premium written increased $2.9 million, or 23%, from $12.7 million for the three months ended June 30, 1995 to $15.6 million for the three months ended June 30, 1996. Net premium earned increased $1.4 million, or 11%, from $12.3 million earned for the three months ended June 30, 1995 to $13.7 million for the three months ended June 30, 1996.

Claims Administration Fees and Commission Income
- ------------------------------------------------

         This income is generated by McCreary, which acquired its assets on July 1, 1995. Claims administration fees are revenues generated by McCreary's core business, which is the administration of self-insured programs for large employers, primarily in the health and workers compensation areas. Neither McCreary nor the Company assumes any risk on these products. Instead the risk is assumed by each employer and any excess coverage desired is placed by McCreary with various insurers and reinsurers. All the commission income was generated from the placement of this excess coverage by McCreary.

Losses and Loss Adjustment Expenses, net
- ----------------------------------------

         Losses and LAE increased $1.2 million, or 13%, from $9.3 million for the three months ended June 30, 1995 to $10.5 million for the three months ended June 30, 1996, reflecting primarily an increase in insured exposures.
The loss ratios of 76.1% for the three months ended June 30, 1995 and 76.5% for the three months ended June 30, 1996 reflect the stability FPIC has experienced in its loss trends in recent years.

         The Company reduced its unpaid loss and LAE reserves for prior report years by $2.6 million for the three months ended June 30, 1995 and $3.2 million for the three months ended June 30, 1996. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future periods.

Other Operating Expenses
- ------------------------

         Other operating expenses increased $0.3 million, or 27%, from $1.1 million for the three months ended June 30, 1995, to $1.4 million for the three months ended June 30, 1996. This increase was primarily attributable to an increase in agents commission expense and general and administrative expenses.




Claims Administration Expenses
- ------------------------------

         These expenses relate entirely to the operation of McCreary.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Premiums
- --------

         Direct premium written increased $5.2 million, or 16%, from $32.9 million for the six months ended June 30, 1995 to $38.1 million for the six months ended June 30, 1996. This increase was primarily attributable to an increase in 1996 in the number of insureds (302 new insureds over the same six month period in 1995) and to an increase in the average premium per insured. This increase was partially offset by an average rate reduction of 2.4% on physician MPL premiums effective January 1, 1996. Reinsurance premium ceded increased $0.2 million, or 6%, from $3.3 million for the six months ended June 30, 1995 to $3.5 million for the six months ended June 30, 1996. Net premium earned increased $3.2 million, or 14%, from $23.4 million for the six months ended June 30, 1995 to $26.6 million for the six months ended June 30, 1996 for the foregoing reasons.

Net Investment Income
- ---------------------

         Net investment income increased $0.3 million, or 5%, from $6.2 million for the six months ended June 30, 1995 to $6.5 million for the six months ended June 30, 1996. This increase was primarily attributable to an increase in the amount of invested assets, which was partially offset by a decrease in the current yield, as the Company increased its investment in tax-free maturities. The tax equivalent yield on invested assets increased from 7.11% for the six months ended June 30, 1995, to 7.30% for the six months ended June 30, 1996.

         The Company's current investment strategy is to acquire investment grade fixed income securities with an average duration of less than four years. The Company's intention is to acquire and hold any fixed income investment to maturity unless management believes there is a clear economic advantage to sell the security. This strategy is intended to minimize the portfolio's overall volatility.

Other Income
- ------------

         Other income, comprised principally of finance charges on premiums internally financed by the Company, increased $0.1 million, or 13%, from $0.8 million for the six months ended June 30, 1995 to $0.9 million for the six months ended June 30, 1996. This increase was primarily attributable to the increase in the amount of premium financed.

Losses and Loss Adjustment Expenses, net
- ----------------------------------------

         Losses and LAE increased $2.9 million, or 15%, from $19.8 million for the six months ended June 30, 1995 to $22.7 million for the six months ended June 30, 1996, reflecting in part the increase in insured exposures in 1996. The loss ratios of 84.5% for the six months ended June 30, 1995 and 85.3% for the six months ended June 30, 1996 reflect the stability FPIC has experienced in its loss trends in recent years. Losses for both periods are principally based on the application of an expected loss ratio to net premium earned. These loss ratios reflect consideration of prior loss experience and changes, if any, in the frequency and severity of claims.

         In connection with FPIC's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, FPIC reduced its unpaid losses and LAE reserves for prior report years by $4.6 million for the six months ended June 30, 1995 and $5.2 million for the six months ended June 30, 1996. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions in future periods.

Other Operating Expenses
- ------------------------

         Other operating expenses increased $0.6 million, or 26%, from $2.3 million, for the six months ended June 30, 1995 to $2.9 million for the six months ended June 30, 1996. This increase was primarily attributable to an increase of $0.3 million for commission expense to agents and $0.3 million for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the six months ended June 30, 1996, to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes.

         The Company did not borrow any funds in the six months ended June 30, 1995 and 1996, and has no current plans to borrow funds during 1996.

         Shareholder dividends payable by FPIC are subject to certain limitations imposed by Florida law. In 1996, FPIC is permitted, within insurance regulatory guidelines, to pay dividends of approximately $11.6 million without regulatory approval.

Part II - Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

FPIC's Annual Meeting of Shareholders was held on June 11, 1996. At the meeting, the following directors, actions and plans were elected, adopted and approved by the vote shown.

                                                                      Against or        Abstentions and
                                                     For               Withheld         Broker non-votes
                                                     ----             ----------        ----------------
I.  Election of Five Directors:
     Gaston J. Acosta-Rua, M.D.                    993,150              13,500
     Curtis E. Gause, D.D.S.                       989,350              17,300
     Guy T. Selander, M.D.                         993,450              13,200
     David M. Shapiro, M.D.                        992,150              14,500
     James G. White, M.D.                          993,450              13,200

II.  Agreement of Merger and
      Plan of Reorganization                       908,280              18,200               80,170

III. Adoption of Employee Stock
      Purchase Plan                                842,256              59,570              104,824

I.  Adoption of Omnibus Incentive Plan             814,150              69,530              122,970

V.  Adoption of Director Stock Option Plan         769,606             134,524              102,520

These matters are more fully described in FPIC's proxy statement dated May 8, 1996.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits.
         Exhibit (10) - Supplemental Executive Retirement Plan, as amended. Exhibit (27) - Financial Data Schedule (for SEC use only).
(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FPIC Insurance Group, Inc.


                                   /s/ ROBERT B. FINCH
August 13, 1996             -------------------------------------
                                   Robert B. Finch, Chief Financial Officer
                                   and Treasurer (a duly authorized officer and
                             the principal financial officer of the registrant)