Form 10-Q
period 1996-09-30
FPIC INSURANCE GROUP INC
filed 1996-11-14
CIK 1010247

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
         ___________.

Commission file number 1-11983

                         FPIC Insurance Group, Inc.
   ----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Florida                                            59-3359111
----------------------------------                          -----------------
(State or other jurisdiction                                (IRS Employer
of incorporation of organization)                           Identification No.)

1000 Riverside Avenue, Suite 800, Jacksonville, FL          32204
-----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (904) 354-5910
                                --------------
                       (Registrant's telephone number,
                            including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X      No
       -------       ------

As of October 31, 1996, there were 9,021,670 shares of the registrant's common stock outstanding.

                               Table of Contents

Part I - Financial Information

         Item 1. Consolidated Financial Statements (unaudited) of FPIC Insurance Group, Inc. and Subsidiaries:

                   Consolidated Balance Sheets.........................................     3

                   Consolidated Statements of Income...................................     4

                   Consolidated Statements of Cash Flows...............................     5

                   Notes to the Consolidated Financial Statements......................     6

         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....................     9

Part II - Other Information

         Item 1.   Legal Proceedings...................................................     13

         Item 2.   Changes in Securities...............................................     13

         Item 3.   Defaults Upon Senior Securities.....................................     13

         Item 4.   Submission of Matters to a Vote of Security Holders.................     13

         Item 5.   Other Information...................................................     13

         Item 6.   Exhibits and Reports on Form 8-K....................................     13

Signatures.............................................................................     13

                          FPIC Insurance Group, Inc.
                         Consolidated Balance Sheets

                                                                                  9/30/96                 12/31/95
                                                                             ----------------         ----------------
                                                                                 (unaudited)
ASSETS
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                                       $224,372,838             $218,303,504
     Common stocks, at fair value                                                     170,000                  125,000
     Real estate investments                                                        2,684,118                2,675,976
     Short-term investments, at cost                                                        0                  500,000

     TOTAL INVESTMENTS                                                            227,226,956              221,604,480
                                                                             ----------------         ----------------

      Cash and cash equivalents                                                     8,761,523                  494,095
      Premiums receivable, net                                                     15,130,579               10,846,007
      Accrued investment income                                                     4,024,530                3,064,866
      Reinsurance recoverable on paid losses                                          760,096                  808,900
      Due from reinsurers on unpaid losses and advance premiums                    10,244,201                9,480,277
      Deposits with reinsurers                                                     16,100,124               14,842,952
      Property and equipment, net of accumulated depreciation                       1,369,415                1,388,543
      Deferred policy acquisition costs                                             1,479,344                  818,312
      Federal income tax receivable                                                   870,422                1,665,764
      Deferred income taxes                                                         9,548,076                9,472,406
      Finance charge receivable                                                       311,427                  204,641
      Prepaid expenses                                                                248,380                  347,378
      Goodwill                                                                      2,025,947                1,108,117
      Other assets                                                                    617,085                  552,031

     TOTAL ASSETS                                                                $298,718,105             $276,698,769
                                                                             ----------------         ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       Loss and loss adjustment expense reserves                                 $169,681,000             $164,506,000
       Unearned premiums                                                           30,112,204               20,947,885
       Paid in advance and unprocessed                                              1,107,860                3,982,143
       FIGA accrual                                                                 2,447,542                3,032,234
       Accrued expenses and other liabilities                                       3,934,132                2,674,085
                                                                             ----------------         ----------------

     TOTAL LIABILITIES                                                            207,282,738              195,142,347
                                                                             ----------------         ----------------

SHAREHOLDERS' EQUITY
        Preferred stock, $.10 par value, 50,000,000 shares authorized;
        no shares issued and outstanding                                                    -                        -
       Common stock, $.10 par value: 25,000,000 shares authorized;
        9,019,420 shares issued and outstanding in 1996; $1 par value:
        5,000,000 shares authorized; 1,627,928 shares issued and
        outstanding in 1995                                                           901,942                1,627,928
        Additional paid-in capital                                                 21,947,227               17,640,745
        Net unrealized gain (loss) on investments                                    (849,564)               1,625,175
        Retained earnings                                                          69,435,762               60,662,574
                                                                             ----------------         ----------------

     TOTAL SHAREHOLDERS' EQUITY                                                    91,435,367               81,556,422
                                                                             ----------------         ----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $298,718,105             $276,698,769
                                                                             ----------------         ----------------

 See accompanying notes.

                          FPIC Insurance Group, Inc.
                      Consolidated Statements of Income
                                 (Unaudited)

                                                               THREE MONTHS ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                                               --------------------------------     --------------------------------
                                                                     1996             1995               1996              1995
                                                               -------------     --------------     ------------      --------------
REVENUES
     Premiums earned, net                                        $14,581,152      $12,696,118        $41,172,622       $36,077,037
     Investment income, net                                        3,495,433        3,078,901         10,020,808         9,314,202
     Net realized investment gains (losses)                           16,281          221,853            (19,435)         (118,250)
     Claims administration fees                                    1,022,215          940,088          2,962,669           940,088
     Commission income                                               552,342          424,662            850,130           424,662
     Other income                                                    670,887          375,209          1,588,166         1,138,150
                                                               -------------     ------------       ------------      ------------

               TOTAL REVENUES                                     20,338,310       17,736,831         56,574,960        47,775,889
                                                               -------------     ------------       ------------      ------------

EXPENSES
     Losses and loss adjustment expenses, net                     12,523,073        8,793,586         35,191,348        28,556,041
     Other operating expenses                                      1,471,294        1,243,049          4,363,295         3,557,663
     Claims administration expenses                                1,076,165          966,461          3,101,945           966,461
                                                               -------------     ------------       ------------      ------------

               TOTAL EXPENSES                                     15,070,532       11,003,096         42,656,588        33,080,165
                                                               -------------     ------------       ------------      ------------

     Income before income taxes                                    5,267,778        6,733,735         13,918,372        14,695,724

     Income taxes                                                  1,639,479        2,640,855          4,331,220         5,481,656
                                                               -------------     ------------       ------------      ------------

               NET INCOME                                         $3,628,299       $4,092,880         $9,587,152        $9,214,068
                                                               -------------     ------------       ------------      ------------

               NET INCOME PER COMMON SHARE                             $0.43            $0.52              $1.13             $1.17
                                                               =============     ============       ============      ============
               WEIGHTED AVERAGE COMMON AND COMMON
                 SHARE EQUIVALENTS OUTSTANDING                     8,480,854        7,854,805          8,480,854         7,854,805
                                                               =============     ============       ============      ============

See accompanying notes.

                           FPIC Insurance Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                                  ======================================
                                                                                      1996                       1995
                                                                                  ===========              =============
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $9,587,152                 $9,214,068
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                               1,309,179                  1,003,905
                Realized losses on investments                                         19,435                    118,250
                Deferred income taxes                                               1,199,195                    682,353
                Changes in assets and liabilities:
                        Premiums receivable                                        (4,284,572)                (2,002,523)
                        Accrued investment income                                    (959,664)                  (313,701)
                        Reinsurance recoverable on paid losses                         48,804                     21,572
                        Due from reinsurers on unpaid losses
                             and advance premiums                                    (763,924)                 8,102,142
                        Deposits with reinsurers                                   (1,257,172)                (4,393,965)
                        Mortgage receivable                                                 0                  2,200,000
                        Deferred policy acquisition costs                            (661,032)                  (331,561)
                        Federal income tax receivable                                 795,342                    441,197
                        Other assets                                                  (65,054)                  (837,462)
                        Prepaid expenses and finance charge receivable                (17,750)                  (221,146)
                        Loss and loss adjustment expense reserves                   5,175,000                    935,000
                        Unearned premiums                                           9,164,319                  6,918,843
                        Paid in advance and unprocessed                            (2,874,283)                (3,759,187)
                        FIGA accrual                                                 (584,692)                  (547,722)
                        Accrued expenses and other liabilities                      1,260,047                    445,359
                                                                                -------------              -------------

                 Net cash provided by operating activities                         17,090,330                 17,675,422

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term investments                                     500,000                  4,149,143
     Proceeds from sale or maturity of securities available-for-sale               52,335,037                126,434,948
     Purchase of securities available-for-sale                                    (63,736,505)              (140,710,910)
     Purchase of goodwill                                                          (1,000,000)                (1,144,879)
     Purchase of real estate investments                                               (8,142)                (2,407,193)
     Purchase of common stock                                                         (45,000)                   (60,000)
     Purchase of subsidiary's net other assets                                              0                   (855,121)
     Purchase of property and equipment, net                                          (34,824)                   (22,784)
                                                                                -------------              -------------

                Net cash used in investing activities                             (11,989,434)               (14,616,796)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock, net                                                  3,980,496                          0
     Dividends paid on common stock                                                  (813,964)                  (775,986)
                                                                                -------------              -------------

               Net cash provided by (used in) financing activities                  3,166,532                   (775,986)
                                                                                -------------              -------------

               Net increase in cash                                                 8,267,428                  2,282,640

Cash and cash equivalents, beginning of period                                        494,095                     12,669
                                                                                -------------              -------------

               CASH AND CASH EQUIVALENTS, END OF PERIOD                            $8,761,523                 $2,295,309
                                                                                -------------              -------------
Supplemental disclosure of cash flow information:
    Federal income taxes paid                                                      $2,411,212                 $2,950,000
    Interest paid                                                                          $0                         $0


 See accompanying notes.

                          FPIC INSURANCE GROUP, INC.

                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, FPIC and McCreary Corporation, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of FPIC and its subsidiary for the year ended December 31, 1995 contained in the Company's Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission on May 24, 1996 (File No. 333-04585).

2.  INITIAL PUBLIC OFFERING OF COMMON STOCK

On August 6, 1996, the $10.00 per share, 500,000 of which were offered by the Company and 2.9 million were offered by certain shareholders of the Company. Additionally, the Company's Underwriters purchased 510,000 additional shares from selling shareholders to cover over-allotments. The Company intends to use the net proceeds of approximately $4.1 million (after discounts, commissions, and expenses) for general corporate purposes and future acquisitions, if any.

3.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The reserve for loss and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments which become necessary are included in current income.
Incurred losses and loss adjustment expenses for the nine-month periods ended September 30, 1996 and 1995 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

4.  INCOME TAXES

Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

5.  INVESTMENTS

Proceeds from sales of investments available-for-sale were $52,335,037 and $126,434,948 during the nine months ended September 30, 1996 and 1995, respectively.

Gross realized gains and (losses) from sales of debt securities based on specific identification, were $48,385 and ($86,992); and $627,973 and ($746,223) for the nine months ended September 30, 1996 and 1995, respectively.

The amortized cost of investments in securities available-for-sale was $225,660,056 and $215,841,118 as of September 30, 1996 and December 31, 1995,
respectively.

6.  BUSINESS ACQUISITIONS

On July 1, 1995, McCreary Corporation acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000. The acquisition agreement specified annual payments to be made to the seller from 1996 through 2000. Projected earnings were attained for the twelve-month period ended June 30, 1996, and the Company paid the $1,000,000 annual payment in 1996. The remaining payments are as follows:

                          1997                900,000
                          1998                800,000
                          1999                700,000
                          2000                600,000

These specific payments are subject to adjustment in accordance with the agreement based on attainment of projections of annual earnings from 1997 through 2000. No individual annual payment will exceed the annual earnings, and may be reduced if the projected earnings are not attained for that year. At the end of the five year period, the agreement allows for an additional payment based on the aggregate earnings of the five year period compared to the aggregate projected earnings of the same five year period

The effect of these subsequent payments is to increase the original purchase price and the recorded goodwill.

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

                           FPIC INSURANCE GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For purposes of this management discussion and analysis, "Company" refers to FPIC Insurance Group, Inc. and its consolidated subsidiaries, "FPIC" refers only to Florida Physicians Insurance Company, Inc., and "McCreary" refers only to McCreary Corporation. All amounts in this management discussion and analysis have been rounded to the nearest $100,000. On June 11, 1996, FPIC's shareholders approved the Company becoming a holding corporation for FPIC and other subsidiaries.

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

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpectedly high frequency or severity of losses in any period would have a material adverse effect on the Company. Additionally, reevaluations of the Company's loss and loss adjustment expenses (LAE) reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. The Company's historical results of operations are not necessarily indicative of future results.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Premiums

Direct premium written increased $1.9 million, or 13%, from $14.8 million for the three months ended September 30, 1995 to $16.7 million for the three months ended September 30, 1996. Net premium earned increased $1.9 million, or 15%, from $12.7 million for the three months ended September 30, 1995 to $14.6 million for the three months ended September 30, 1996. This increase was primarily due to an increase in the number of insureds.

Net Investment Income

Net investment income increased $0.4 million, or 13%, from $3.1 million for the three months ended September 30, 1995 to $3.5 million for the three months ended September 30, 1996. The increase is primarily due to an increase in invested assets.

Claims Administration Fees and Commission Income

This income is generated by McCreary, which was acquired on July 1, 1995. Claims administration fees are revenues generated by McCreary's core business, which is the administration of self-insured programs for large employers, primarily in the health and workers compensation area. Neither McCreary nor the Company assumes any risk on these products. Instead the risk is assumed by each employer and any excess coverage desired is placed by McCreary with various insurers and reinsurers. All the commission income was generated from the placement of this excess coverage by McCreary.

Claims administration fees and commission income increased $0.2 million, or 14%, from $1.4 million for the three months ended September 30, 1995 to $1.6 million for the three months ended September 30, 1996. This increase is attributable to the addition of new contracts.

Losses and Loss Adjustment Expenses, net

Losses and LAE increased $3.7 million, or 42%, from $8.8 million for the three months ended September 30, 1995 to $12.5 million for the three months ended September 30, 1996, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 69.3% for the three months ended September 30, 1995 and 85.9% for the three months ended September 30, 1996. The low loss ratio for the three months ended September 30, 1995 reflects an adjustment to release additional loss and LAE reserves for prior years.

Other Operating Expenses

Other operating expenses increased $0.3 million, or 25%, from $1.2 million for the three months ended September 30, 1995, to $1.5 million for the three months ended September 30, 1996. This increase was primarily attributable to an increase in agents commission expense and general and administrative expenses.

Claims Administration Expenses

These expenses relate entirely to the operation of McCreary, and increased $0.1 million, or 10%, from $1.0 million for the three months ended September 30, 1995 to $1.1 million for the three months ended September 30, 1996.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Premiums

Direct premium written increased $7.1 million, or 15%, from $47.7 million for the nine months ended September 30, 1995 to $54.8 million for the nine months ended September 30, 1996. This increase was primarily attributable to an increase in the number of individual insureds, from 5,007 as of September 30, 1995 to 5,728 as of September 30, 1996, and to an increase in the average premium per insured. This increase was partially offset by an average rate reduction of 2.4% on physician MPL premiums effective January 1, 1996. Net premium earned increased $5.1 million, or 14%, from $36.1 million for the nine months ended September 30, 1995 to $41.2 million for the nine months ended September 30, 1996 for the foregoing reasons.

Claims Administration Fees and Commission Income

This income increased $2.4 million, from $1.4 million for the nine months ended September 30, 1995 to $3.8 million for the nine months ended September 30, 1996. This increase is due to the inclusion of McCreary, which was purchased on July 1, 1995, for a full nine months in 1996.

Net Investment Income

Net investment income increased $0.7 million, or 8%, from $9.3 million for the nine months ended September 30, 1995 to $10.0 million for the nine months ended September 30, 1996. This increase was primarily attributable to an increase in the amount of invested assets. The tax equivalent yield on invested assets decreased from 7.5% for the nine months ended September 30, 1995 to 7.3% for the nine months ended September 30, 1996. Net investment income and the tax equivalent yield on invested assets were both affected by the maturation during the year of higher coupon securities and reinvestment into both taxable and tax-exempt securities with lower coupons.

The Company's current investment strategy is to acquire investment grade fixed income securities with an average duration of less than four years. The Company's intention is to acquire and hold any fixed income investment to maturity unless management believes there is a clear economic advantage to sell the security. This strategy is intended to minimize the portfolio's overall volatility.

Other Income

Other income, comprised principally of finance charges on premiums internally financed by the Company, increased $0.5 million, or 45%, from $1.1 million for the nine months ended September 30, 1995 to $1.6 million for the nine months ended September 30, 1996. This increase was primarily attributable to the increase in the amount of premium financed and the inclusion McCreary's other income for the entire nine months in 1996.

Losses and Loss Adjustment Expenses, net

Losses and LAE increased $6.6 million, or 23%, from $28.6 million for the nine months ended September 30, 1995 to $35.2 million for the nine months ended September 30, 1996, reflecting in part the increase in insured exposures in 1996. The loss and LAE ratios were 79.2% for the nine months ended September 30, 1995 and 85.4% for the nine months ended September 30, 1996. Overall, FPIC has experienced stability in its loss trends in recent years. As discussed previously, the lower loss ratio for the nine months ended September 30, 1995 reflects an additional adjustment for prior years reserves. Losses for both periods are principally based on the application of an expected loss ratio to net premium earned. These loss ratios reflect consideration of prior loss experience and changes, if any, in the frequency and severity of claims.

Other Operating Expenses

Other operating expenses increased $0.8 million, or 22%, from $3.6 million, for the nine months ended September 30, 1995 to $4.4 million for the nine months ended September 30, 1996. This increase was primarily attributable to an increase of $0.4 million for commission expense to agents and $0.4 million for general and administrative expenses.

Claims Administration Expenses

Claims administration expenses increased $2.1 million from $1.0 million for the nine months ended September 30, 1995 to $3.1 million for the nine months ended September 30, 1996. These expenses relate entirely to McCreary, which was purchased July, 1, 1995, and the amount for the period ended September 30, 1996 includes a full nine months.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the nine months ended September 30, 1996, to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes. The Company did not borrow any funds in the nine months ended September 30, 1995 and 1996, and has no current plans to borrow funds during 1996.

Shareholder dividends payable by FPIC are subject to certain limitations imposed by Florida law. In 1996, FPIC is permitted, within insurance regulatory guidelines, to pay dividends of approximately $11.6 million without regulatory approval.

Part II - Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

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

                            FPIC Insurance Group, Inc.

November 14, 1996              /s/ Robert B. Finch
                            --------------------------------------
                            Robert B. Finch, Chief Financial Officer
                            and Treasurer (a duly authorized officer and
                             the principal financial officer of the registrant)