Form 10-K
period 1996-12-31
FPIC INSURANCE GROUP INC
filed 1997-03-26
CIK 1010247

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)
  [X] ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the fiscal year ended December 31, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from         to
                                         -------    --------
          Commission file number
                                 ----------

                           FPIC INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                   59-3359111
       (State or other jurisdiction of                   (I.R.S.) Employer
        incorporation or organization)                   Identification No.)

       1000 RIVERSIDE AVENUE, SUITE 800                        32204
   (Address of principal executive offices)                  (zip code)

      (Registrant's telephone number, including area code): (904) 354-5910

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:


                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Aggregate market value of the Registrant's Common Stock (its only voting stock) held by non-affiliates of the Registrant as of March 14, 1997 was approximately $118,686,000.

As of March 14, 1997, there were 9,021,670 shares of the Registrant's Common Stock, $.10 Par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Shareholders' Meeting to be filed prior to March 31, 1997 are incorporated by reference into
Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                         FPIC INSURANCE GROUP, INC.
                       1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
                                    PART I
Item 1.    Business                                                                            1

Item 2.    Properties                                                                          10

Item 3.    Legal Proceedings                                                                   10

Item 4.    Submission of Matters to a Vote of Security Holders                                 10

                                   PART II

Item 5.    Market for the Registrants' Common Stock and
           Related Stockholder Matters                                                         10

Item 6.    Selected Financial Data                                                             11

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 11

Item 8.    Financial Statements and Supplementary Data                                         19

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                                 19

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant                                  20

Item 11.   Executive Compensation                                                              21

Item 12.   Security Ownership of Certain Beneficial Owners and Management                      21

Item 13.   Certain Relationships and Related Transactions                                      21

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                     21

                                     PART I

Item 1.  Business

General

FPIC Insurance Group, Inc. (the Company) was formed in 1996. On June 11, 1996, the shareholders of Florida Physicians Insurance Company, Inc. (FPIC) approved the formation of a holding company structure (the Reorganization) that resulted in FPIC becoming a subsidiary of the Company. In connection with the Reorganization, FPIC's shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of FPIC's common stock. The purposes of the Reorganization included providing a more flexible operating structure, increasing financial flexibility and satisfying the liquidity needs of the Company's shareholders. The Company has three wholly-owned subsidiaries: FPIC, FPIC Insurance Agency, Inc. (the Agency) and McCreary Corporation (MCC).

Overview

The Company is the largest provider of medical professional liability (MPL) insurance in Florida, based on the number of physicians and dentists insured. For more than 20 years, the Company and its predecessors have provided MPL insurance to Florida's medical community. MPL insures the physician, dentist, hospital or other healthcare provider against liabilities arising from the rendering of or failure to render professional healthcare services. Under the typical MPL insurance policy, the insurer also pays the legal costs of defending the claim. The Company has the exclusive endorsement of both the Florida Medical Association (FMA) and the Florida Dental Association (FDA).

Insurance is the Company's only significant industry segment. For financial information relating to the Company's operations, see Management's Discussion and Analysis and the notes to the Consolidated Financial Statements which are incorporated herein by reference.

Insurance Products

The Company has developed a variety of insurance products for participants in the healthcare industry. These products include: MPL insurance for medical professionals, managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, AHCA/OSHA insurance coverage, provider stop loss insurance and third party administration. The following table summarizes, by product, the direct premium written by the Company for the periods indicated.


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        1996         1995          1994
                                                        ----         ----          ----
                                                                (in thousands)
Medical professional liability for physicians          $58,860      $52,134      $48,546
Medical professional liability for dentists              3,539        3,190        2,817
Managed care                                               330          215            -
Professional and comprehensive general liability           627          317          153
AHCA/OSHA                                                  936          785          938
                                                       -------      -------      -------
         Total                                         $64,292      $56,641      $52,454
                                                       =======      =======      =======

Medical Professional Liability. The principal product offered by the Company is MPL insurance for physicians and dentists. The Company's MPL insurance is offered to physicians and dentists in all types of settings including solo practices, group practices and hospitals. MPL insurance provides coverage against the legal liability of an insured for such things as injury caused by or as a result of treatment of a patient, failure to treat a patient and failure to diagnose a patient.

MPL policies are issued on a "claims-made" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. MPL insurance policies offered by the Company are issued with liability limits up to $3.0 million per incident and $5.0 million in annual aggregate for physicians and $1.0 million per incident and $3.0 million in annual aggregate for dentists.
At December 31, 1996, the Company had 4,230 physician insureds and 1,673 dentist insureds. For the year ended December 31, 1996, the Company has $62.4 million in direct premium written from MPL insurance, representing 97% of the Company's total direct premium written.

Managed Care. Managed care liability insurance provides coverage for liability arising from the errors and omissions of a managed care organization, the vicarious liability of a managed care organization for acts or omissions by contracted and employed providers ("E&O") and the liability of directors and officers of a managed care organization ("D&O"). These policies are issued on a claims-made basis. The typical limits of coverage offered by the Company for E&O policies is $1.0 million per incident and $1.0 million in annual aggregate and for D&O policies is $3.0 million per incident and $3.0 million in annual aggregate. As of December 31, 1996, the Company had 19 managed care liability policies issued. For the year ended December 31, 1996, the Company had $0.3 million in direct premium written from managed care liability insurance, representing 0.5% of the Company's total direct premium written.

Professional and Comprehensive General Liability. The Company also offers professional and comprehensive general liability insurance to healthcare facilities, such as ambulatory surgery centers and walk-in medical care clinics. The policy issued to healthcare facilities provides protection for professional liability related to the operation of a healthcare facility and its various staff committees, together with comprehensive general liability. Professional liability insurance is offered by the Company to healthcare facilities on a claims-made basis. Commercial general liability is available on a claims-made or occurrence basis, although all policies issued as of December 31, 1996 were on a claims-made basis. The limits of coverage for these policies available to non-hospital healthcare facilities is $1.0 million per incident and $3.0 million in annual aggregate and to hospitals is $10.0 million per incident and $10.0 million in annual aggregate. Higher liability limits are placed through facultative reinsurance arrangements. As of December 31, 1996, the Company had 13 facility insureds. For the year ended December 31, 1996, the Company had $0.6 million in direct premium written from professional and comprehensive general liability insurance for healthcare facilities, representing 0.9% of the Company's total direct premium written.

AHCA/OSHA.   The Company also offers defense coverage to physicians and dentists for costs associated with investigations initiated by Florida's Agency for Healthcare Administration ("AHCA") as well as the Occupational Safety and Health Administration ("OSHA"). This coverage is offered to the Company's insureds for investigations that are not related to an MPL claim; investigations related to an MPL claim are provided to the Company's insureds as part of their policy coverage. AHCA/OSHA coverage is also offered to physicians and dentists not otherwise insured by the Company. Policy limits for this coverage are $25,000 per incident and $75,000 in annual aggregate.
For the year ended December 31, 1996, the Company had $0.9 million in direct premium written from AHCA/OSHA insurance, representing 1.4% of the Company's total direct premium written.

Third Party Services. Through MCC, the Company offers third party administration services. MCC specializes in the administration of self insurance plans for large employers. The lines of insurance that MCC primarily administers are group health, workers' compensation, general liability and property. The Company intends to offer these services to its existing and potential customer base of healthcare facilities and managed care organizations on both a self insured basis and a fully insured basis. For the year ended December 31, 1996, MCC contributed $5.3 million to the Company's total revenue.

Rates

The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and dentist insureds based on the loss and loss adjustment expenses (LAE) experience it has developed over the past 20 years and upon rates charged by its competitors.
The Company uses certain relative risk factors based on geographic location, medical specialty and policy limits. The Company has established its premium rates and rating classifications for healthcare facilities and managed care organizations utilizing data publicly filed by other insurers and guidelines provided by its reinsurers. All rates for liability insurance are subject to review by the relevant insurance regulatory authority. As part of its pricing strategy, the Company targets medical professionals with low levels of previous MPL claims. The Company offers such medical professionals a "claims-free" credit.

Marketing and Policyholder Services

The Company's insurance products are primarily marketed by independent agencies. In addition, insurance products are sold by the Company directly. As of December 31, 1996, the Company's products were sold through 99 independent agencies. During 1996, approximately 69% of the Company's MPL direct premium written was produced by independent agents, five of which accounted for approximately 52% of such premiums. The Company added 31 new independent agencies in 1996. The insurance products that are sold by the Company directly are a result of direct requests from physicians.

An integral part of the Company's marketing strategy is targeting segments of the MPL industry that it believes generate above average underwriting profits. The Company has identified certain medical specialties and "claims-free" physicians as segments in which it wishes to increase its market share. This marketing strategy includes sending targeted physicians personal mail solicitation packages, encouraging agents to refer targeted physicians and providing an expedited application process for those physicians. As a result of this strategy approximately 68.2% of the increase in direct premium written in 1996 was received from physicians in the targeted specialties.

The Company has also entered into endorsement and marketing agreements with local medical associations and other provider-supported organizations that provide rate credits and certain services for insureds of the programs. These endorsement and marketing agreements gain the Company access to meetings of these groups in order to make presentations and provide access to their respective publications for advertisements. In addition, several local associations have agreed to assist the Company in developing loss prevention programs, monitoring proposed legislation and administrative regulations and providing information on healthcare matters relating primarily to professional liability.

The Company provides comprehensive risk management services designed to heighten its insureds' awareness of situations giving rise to potential loss exposures, to educate its insureds on ways to improve their medical practice procedures and to assist its insureds in implementing risk modification measures. In addition, the Company conducts surveys for hospitals and large medical groups both to review their practice procedures generally and to focus on specific areas in which there may be some concern. Complete reports that specify areas of the insured's medical practice that may need attention are provided to the policyholder. The Company presents and participates in periodic seminars with medical societies and other groups at which pertinent subjects are presented. These educational offerings are designed to increase risk awareness and the effectiveness of various medical professionals.

Underwriting

The underwriting of the Company's MPL insurance is performed internally by four underwriters with approximately 35 years of combined experience underwriting MPL insurance for the Company. The Company has given its internal underwriting department complete authority for all initial underwriting decisions. The Company's agents have no binding authority.

As part of the underwriting process, the Company utilizes the State of Florida's database, which consolidates a record of all MPL claims-paid information that insurers are required to report to the State. When applications are received from physicians for MPL insurance, the Company reviews this database to verify the physician's claims-paid record. If a physician has an excessive claims-paid history, the application is denied. All other applicants are reviewed on the basis of the physician's educational background, residency experience, practice history and the comments received from personal references. Annually, the Company's underwriting department also reexamines each insured before coverage is renewed, including verifying that each insured's license is current and that any reported claims for the insured were within acceptable limits.

The underwriting of the Company's other insurance products is conducted in conjunction with external underwriters. With respect to these products, the Company receives applications from prospective insureds. After a review of the information contained in such applications, the Company forwards them to an external underwriter. The external underwriter performs its review procedures for each application and consults with the Company on the amount of premium to charge each insured. The Company has entered into an agreement with CNA Reinsurance of London, Limited to reinsure and to underwrite 90% of each of the Company's managed care liability insurance policies.

Claims

The Company's claims department is responsible for the supervision of claims investigation, the establishment of case reserves, case management, development of the defense strategy and the coordination and control of attorneys engaged by the Company. The Company's claims department has 19 employees, including 4 supervisors and 5 field investigators who are located in Orlando, Tampa, Miami and Jacksonville in order to provide localized and timely attention to claims. Employees in the claims department with settlement authority have an average of 14 years of experience with the Company.

The Company's claims department has complete settlement authority for most claims filed against the Company's insureds. The Company's policy is and has been to refuse settlement and to defend aggressively all claims that appear to have no merit. In those instances where claims may have merit, the claims department attempts to settle the case as expeditiously as possible. The Company believes that it has developed relationships with attorneys in Florida who have significant experience in the defense of MPL claims and who are able to defend in an aggressive, cost-efficient manner the claims against the Company's insureds.

Reinsurance

The Company follows customary industry practice by reinsuring a portion of its risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of risk ceded.

For MPL insurance and professional and comprehensive general liability insurance, the Company has established a policy of reinsuring risks in excess of $500,000 per loss. The Company reinsures risks associated with these policies under treaties pursuant to which reinsurers agree to assume those risks insured by the Company in excess of its individual risk retention level and up to its maximum individual policy limit offered. For managed care liability insurance the Company has entered into a separate quota share reinsurance treaty. Under this treaty, the reinsurers bear 90% of all losses and LAE incurred under these policies.

Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates to mitigate concentration of credit risk. In 1996, General Reinsurance Corporation became the Company's largest reinsurer of MPL insurance, with 25% of the ceded risks and for professional and comprehensive general liability insurance with 50% of the ceded risks. The Company relies on reinsurance brokers and intermediaries to assist in the analysis of the credit quality of its reinsurers. The Company also requires reinsurers that are not authorized to do business in Florida to post an evergreen letter of credit to secure their reinsurance recoverables.

Reinsurance ceded is recorded on a gross basis. Ceding commissions, which are 25 percent of gross ceded premiums, are deducted from other operating expenses. Ceding commissions were $1.2 million, in each of the years ended 1996, 1995 and 1994.

In the event the Company has the opportunity to settle a claim within policy limits but fails to do so, and a judgment is rendered against a policyholder for an amount exceeding the policy limit, the

Company may be charged with bad faith in failing to settle. The Company may be held responsible for the amount exceeding the policy limit or extra contractual damages. In the past five years, the Company has not paid a claim, including bad faith claims, in excess of $3.0 million. In addition, the Company has entered into a contingent excess of loss reinsurance contract to cover extra contractual damages, as well as coverage for free tail and other excess losses.

Loss and LAE Reserves

The determination of loss reserves is a projection of ultimate losses through an actuarial analysis of the claims history of the Company and other MPL insurers, subject to adjustments deemed appropriate to the Company due to changing circumstances. Included in its claims history are losses and LAE paid by the Company in prior periods and case reserves for anticipated losses and LAE developed by the Company's claims department as claims are reported and investigated. The Company relies primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss cost trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss and LAE reserves may be revised. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company's results for the period in which the adjustments are made.

The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. The inherent uncertainty of establishing reserves is relatively greater for companies writing long-tail casualty insurance, including MPL insurance, due primarily to the long-term nature of the resolution of claims. The Company utilizes both its staff and independent actuaries in establishing its reserves. The Company's independent actuaries review the Company's loss and LAE reserves bi-annually and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such a known, anticipated or estimated changes in frequency and severity of losses, loss retention levels and premium rates, in establishing the amount of its loss and LAE reserves. The Company continually refines reserve estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. MPL insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions.

The following table sets forth an analysis of the Company's reserves for losses and LAE and provides a reconciliation of beginning and ending loss and LAE reserves net of reinsurance for the periods presented.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                1996          1995         1994
                                                                ----          ----         ----
                                                                       (in thousands)
Reserve liability, at beginning of period                   $155,318      $143,415     $132,190
                                                            --------      --------     --------
Provisions for losses and LAE occurring
  in the current period                                       61,617        58,868       49,702
Increase (decrease) in estimated losses and
  LAE for claims occurring in prior periods                 (14,669)      (14,029)     (10,524)
                                                            --------      --------     --------
Total incurred during current period                          46,948        44,839       39,178
                                                              ------      --------     --------

Losses and LAE payments for claims, occurring
  during:
  The current period                                           5,253         4,320        3,035
  Prior periods                                               35,889        28,616       24,918
                                                             -------       -------       ------
Total paid during current period                              41,142        32,936       27,953
                                                             -------       -------      -------
Reserve liability, at end of period                         $161,124      $155,318     $143,415
                                                            ========      ========     ========

Gross liability at end of period                            $172,738      $164,506     $152,268
Reinsurance recoverable at end of period                      11,614         9,188        8,853
                                                            --------      --------     --------
Net liability at end of period                              $161,124      $155,318     $143,415
                                                            ========      ========     ========

As shown above, as a result of the Company's bi-annual reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $14.7 million, $14.0 million, and $10.5 million for the years ended December 31, 1996, 1995, and 1994, respectively. There can be no assurance concerning future adjustments or reserves, positive or negative, for prior years' claims.

Investment Portfolio

The Company's investment strategy is to maintain a diversified investment grade fixed income portfolio, provide liquidity and maximize after-tax yield. As of December 31, 1996 the Company's portfolio was managed internally. As of December 31, 1996, the Company had $234.7 million of fixed income securities. All of the Company's fixed income securities are classified as available-for-sale.

In mid-1994, the Company changed its investment strategy from active investing predominantly by external managers to emphasizing a buy-and-hold approach. The Company believes that this focus on income generation rather than capital appreciation has reduced the portfolio's overall volatility. In addition, the Company has invested a greater portion of its portfolio in municipal bonds, which the Company believes generate a greater after-tax return than investments in taxable fixed income securities of comparable risk, duration, and other investment characteristics.

The Company does not, and is not contemplating, investing in any off-balance sheet derivative financial investments including futures, options, forwards, interest rate swaps, floors or caps. All of the fixed maturity securities held in the investment portfolio are publicly traded securities.

Competition

The MPL insurance market in Florida is highly competitive. Several companies in the state offer products at lower premium rates than the Company and more companies may enter the Florida market in the future. In addition, the Company believes that the number of healthcare entities that insure their affiliated physicians through self-insurance may begin to increase. Many of the MPL insurers are substantially larger and have considerably greater resources than the Company. Additionally, several of these insurers have received A.M. Best ratings that are higher than FPIC's rating of "A- (Excellent)." In addition, because a substantial portion of the Company's products are marketed through independent insurance agencies, all of which represent more than one company, the Company faces competition within each agency in its own agency system. However, the Company's name recognition, medical society endorsements, physician board of directors, agency force and program development have all contributed to helping the Company increase its number of insureds every year since 1985. The Company has been successful at target marketing groups and specialties that exhibit above average profitability. The Company believes that its marketing success has allowed it to improve the quality and profitability of its overall business.

The Company believes that the principal competitive factors in its business are service, name recognition and price, and that it is competitive in Florida in all of these areas. The Company enjoys strong name recognition in Florida by virtue of having been organized by, and operated for the principal benefit of, Florida physicians. The services offered insureds of the Company as well as the healthcare community in general are intended to promote name recognition and to maintain and improve loyalty among the insureds of the Company. MPL insurance offered by the Company has the exclusive endorsement of both the FMA and the FDA. The Company's MPL insurance is also endorsed by various county medical societies and various state medical specialty societies.

Insurance Ratings

FPIC currently has a financial condition rating from A.M. Best of "A- (Excellent)". An A.M. Best rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered an investment recommendation. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance that is supplemented by certain data, including responses to A.M. Best's questionnaires, quarterly NAIC filings, state insurance department examination reports, loss reserve reports, annual reports and reports filed with the Securities and Exchange Commission. A.M. Best undertakes a quantitative evaluation based upon profitability, leverage and liquidity and a qualitative evaluation based upon the composition of an insurer's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus and the experience and competency of its management.

Regulation

FPIC and the Company are subject to extensive state regulatory oversight in Florida and in the other jurisdictions in which they conduct business.

Florida insurance law regulates insurance holding company structures, including the Company and its subsidiaries, FPIC, the Agency and MCC. Each insurance company in a holding company structure is required to register with the Florida Department of Insurance (the "Department of

Insurance") and furnish information concerning the operations of companies within the holding company structure that may materially affect the operations, management or financial condition of the insurers within the structure. Pursuant to these laws, the Department of Insurance may examine the Company, and/or FPIC at any time and require disclosure of and/or approval of material transactions involving any insurance subsidiary of the Company, such as extraordinary dividends from FPIC. All transactions within the holding company structure affecting FPIC must be fair and reasonable.

Florida insurance law provides that no person may acquire directly or indirectly five percent or more of the voting securities of a Florida domiciled insurance company unless such person has obtained the prior written approval of the Department of Insurance for such acquisition. Any purchaser of 5% or more of the Company's or FPIC's outstanding common stock will generally be presumed to have acquired control of FPIC. In lieu of obtaining such prior approval, a purchaser owning less than 10% of the outstanding shares of the Company or FPIC may file a disclaimer of affiliation and control with the Department of Insurance.

Since FPIC is domiciled in Florida, the Department of Insurance is its principal supervisor and regulator. However, FPIC is also subject to supervision and regulation in the states in which it transacts business in relation to numerous aspects of FPIC's business and financial condition. The primary purpose of such supervision and regulation is to insure the financial stability of FPIC for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, required statutory financial statements and prescribing the types and amount of investments permitted. Although premium rate regulations vary among states and lines of insurance, such regulations generally require approval by each state regulator of the rates and policies to be used in its state.

Insurance companies are required to file detailed annual reports with the supervisory agencies in each state in which they do business, and their business and accounts are subject to examination by such agencies at any time.

The NAIC annually calculates 12 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a "usual range" of results for each ratio, established by the NAIC. For the years 1996, 1995, and 1994, FPIC's results were within the usual range for each of the 12 ratios.

FPIC is subject to assessment by the Financial Guaranty Associations in the states in which it conducts business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of net direct written premiums in their particular states.

The insurance industry is under continuous review by Congress, state legislatures and state and federal regulatory agencies. From time to time various regulatory and legislative changes have been proposed for the insurance industry, some of which could have an effect on insurers or reinsurers. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of state and federal limits on certain damages for MPL as well as federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted, or the impact, if any, such adoption would have on the Company, although such impact could be material.

Employees

At December 31, 1996, the Company employed 128 persons. None of these employees are covered by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

Item 2.  Properties

The Company's corporate headquarters are located in Jacksonville, Florida. The headquarters property is an 8-story, 70,000 sq. ft. office building owned by the Company where 17,500 sq. ft. of space is occupied for its offices. The Company's subsidiary, MCC, leases a 13,300 sq. ft. office building in Stuart, Florida where its offices are located. Management believes these facilities are adequate for the Company's current needs.

Item 3.  Legal Proceedings

There are no material pending legal proceedings against the Company or its subsidiaries other than litigation arising in connection with the settlement of insurance claims.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for the Registrants' Common Equity and Related Stockholder
Matters

The Company's Common Stock has been publicly traded on the Nasdaq National Market System since August 1, 1996 under the symbol FPIC. The following table sets forth for the periods indicated the high and low bid quotations as reported. Such quotations reflect inter-dealer bids and offers, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1996                                        High Bid                    Low Bid
----                                        --------                    -------
Third quarter (from August 1)                $13.25                      $10.00

Fourth quarter                               $15.13                      $12.88

As of March 5, 1997, the Company estimated that there are approximately 4,800 beneficial owners of the Company's common stock.

Prior to the formation of the Company, its subsidiary, FPIC, paid cash dividends on its common stock of $819,965 in 1996 and $775,986 in 1995. The Company presently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data presented below for the fiscal years ending December 31 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, which are included elsewhere herein. All per share amounts have been stated giving retroactive effect for the stock split that occurred as a result of the reorganization in June 1996.

Income Statement Data:

                                   1996         1995         1994         1993        1992
                                   ----         ----         ----         ----        ----
                                        (in thousands, except per share amounts)
Direct Written Premiums         $64,292      $56,641      $52,454      $51,568     $44,845
Total Revenues                   76,982       69,531       52,306       52,685      49,826
Net Income                       13,324       11,686        5,877        8,541       2,147
Net Income per share              $1.53        $1.47        $0.76        $1.10       $0.28
Cash dividend declared
  per share                        $.10         $.10         $.10           $0        $.10

Balance Sheet Data:
                                   1996         1995         1994         1993        1992
                                   ----         ----         ----         ----        ----
                                                       (in thousands)
Total Investments              $238,497     $221,604     $192,867     $180,721    $179,872
Total Assets                    303,553      276,699      244,266      233,120     206,408
Loss and LAE Reserves           172,738      164,506      152,268      138,745     126,650
Total Liabilities               207,141      195,143      182,660      169,199     152,954
Shareholders' Equity             96,411       81,556       61,606       63,921      53,454


Item 7.  Management's Discussion & Analysis

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes appearing elsewhere in this report. The consolidated financial statements include the results of FIG's wholly owned subsidiary McCreary, since July 1, 1995. All amounts have been rounded to the nearest $100,000.

General

FPIC Insurance Group, Inc. ("FIG" or the "Company") is the largest provider of medical professional liability (MPL) insurance in Florida based on the number of physicians and dentists insured. On June 11, 1996 the shareholders of Florida Physicians Insurance Company, Inc. (FPIC) approved the formation of a holding company, FIG, to be the parent company for FPIC, the McCreary Corporation (MCC) and FPIC Insurance Agency, Inc. (the Agency).

FIG's primary sources of revenue are dividends from its subsidiaries. The dividends are the result of premium earned and investment income generated from the insurance operations of FPIC, and fee and commission income from MCC and the Agency. FPIC concentrates on liability insurance products for the healthcare community, with MPL insurance for physicians and dentists as its primary product. FPIC writes MPL insurance on a claims-made (as opposed to occurrence) basis, which provides protection to the insured against only those claims that arise out of incidents occurring and of which notice to the insurer is given while coverage is in effect. Claims-made policies allow the reserves to accrue in the year that the claim is reported. Consequently, FPIC is able to estimate its reserves with more accuracy since there is less uncertainty with respect to the frequency of claims.

FIG's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpected changes in loss trends in any period could have a materially adverse effect on FIG. Additionally, reevaluations of loss and loss adjustment expense (LAE) reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. LAE are costs associated with the settlement of claims. FIG's historical results of operations are not necessarily indicative of future earnings.

Insurance Operations

In 1996, FPIC experienced the most successful year in the organization's history in terms of growth in the number of insureds. Total number of insureds increased 16.8% to 5,903 and direct premium written increased 13.5% to $64.3 million. This growth was accomplished in spite of increased market pressures, adherence to selective underwriting standards and the effect of managed care organizations on the healthcare industry.

In 1996, FPIC's combined ratio (a measure of a company's underwriting profitability), measured on a GAAP basis, was 95.5%. The GAAP combined ratios for 1995 and 1994 were 94.9% and 92.2%, respectively. According to information reported by Physician Insurers Association of America (PIAA), the industry combined ratio for the three years ending December 31, 1995 averaged over 105%. These favorable underwriting profits were the result of our selective underwriting process, aggressive claims handling and tight control of expenses.

In 1991, FPIC began laying the groundwork for its success by segmenting the market into targeted specialties based on above-average underwriting margins. Over the last several years, FPIC has entered into exclusive endorsement opportunities with medical specialty societies and associations throughout the state of Florida. These relationships fueled the growth of the target specialties. Target specialties and all other specialties based on Class 1 equivalent exposures were 1,945 and 3,460 in 1991; 2,280 and 3,613 in 1992; 2,663 and 3,765 in 1993; 2,897 and 3,903 in 1994; 3,226 and 3,992 in 1995; and
4,320 and 4,201 in 1996. Class 1 equivalent exposures (a measure of risk per insured) of the selected target specialties grew at an average of 24.4% per year from 1991 to 1996. Of the growth of $6.3 million in physician direct premium written in 1996, 68.2% was in the targeted specialties.

The other significant strategic program FPIC developed was a preferred provider program in 1994 which extends discounts to those insureds with consecutive years of loss-free experience. Currently, more than 75% of FPIC's eligible insureds receive a loss-free discount. As expected, the retention rate and profitability of this select group has been higher than that of FPIC's other business.

The combination of a very disciplined underwriting approach and the expansion of FPIC's marketing programs allowed the Company to significantly increase market share in 1996. By combining the above with an efficient claims handling program, FPIC was able to reduce its overall rate level for physicians by 2.4%, while much of the market was forced to initiate double digit rate increases during 1996.

FPIC's frequency of reported claims is decreasing. Frequency is the rate at which claims are reported. Florida Department of Insurance data indicate frequency trends have been increasing for the overall market. The major risk factors associated with changes in frequency include new grounds for litigation, changing social policies, and amendments to applicable laws. The frequency trend per 100 Class I equivalents was as follows: 13.12 in 1992,
11.54 in 1993, 12.27 in 1994, 11.34 in 1995 and 10.79 in 1996.

FPIC's severity trend has risen since 1993. The average cost per claim, limited to $500,000 per claim, was $31,704 in 1992, $29,952 in 1993, $35,705 in 1994,
$42,537 in 1995, and $45,212 in 1996. The Company experienced a rise in the severity of claims in 1995 shortly after the media reported on several cases of other insurance companies. FPIC is unable to precisely estimate the average cost of the claims reported in 1995 and 1996 because those report years are not yet mature enough to predict if this pattern will continue. Currently, there is no indication that the losses for any report year are materially different from the initial reserve estimates. The major risk factors associated with changes in severity include increases in inflation, amendments to applicable laws and the cost of medical care.

FPIC's net paid loss and LAE increased $6.9 million over 1995 partially due to an increase in the number of insureds over the last several years and an effort by the Claims Department to resolve more severe cases as early as possible.
The Company's net paid loss and LAE by calendar year in millions was $29.1 in 1992, $29.6 in 1993, $27.3 in 1994, $33.7 in 1995, and $40.6 in 1996. LAE
expenses are costs associated with the settlement of claims.

The only geographic area of concern in the Florida malpractice market in 1996 was in Southeast Florida, where the Company has 17% of its direct premium written. Two large international insurers began programs with rates significantly lower than the rest of the market. During 1996, these programs had a very limited effect on FPIC as current renewals and new business remain strong in this area.

FPIC is committed to expanding its market beyond its existing position as a single state carrier in the medical malpractice market. FPIC is now licensed in Georgia and Alabama. Slow growth is expected since both states are dominated by local carriers who have been able to maintain strong customer loyalty. The same targeted specialty and loss-free approach developed in Florida will be used in these states, in addition to the establishment of an agency force. FPIC chose this strategy because in Georgia approximately 50% and in Alabama approximately 20% of the markets are controlled by agents.

FPIC continues to work on the development of an office package policy for its core markets, as well as a workers' compensation product. Both of these products will be reinsured to limit FPIC's risk in the early years of the programs. These products, along with FPIC's managed care liability insurance and provider stop-loss insurance, will be offered to solo practitioners and group practices as well as managed care organizations.

Third Party Administrative (TPA) Operations

Acquired to provide cross-selling opportunities, MCC specializes in the administration of self-insurance plans for large employers. The lines of insurance administered are group health, workers' compensation, general liability, and property insurance. The services are offered to FPIC's existing and potential customer base of healthcare facilities and managed care organizations.

MCC contributed more than $1 million in pretax income to the Company in 1996. Revenues for 1996 increased 8.6% to more than $5 million. Most of this growth occurred in claims administration and commission income as a result of growth in MCC's customer base.

In January 1997, MCC purchased Employers Mutual Inc. (EMI) for $1.25 million, subject to future adjustments if certain earnings goals are met. EMI administers self-insured managed care health plans in Florida and Texas, with 1996 revenues in excess of $3 million. With this acquisition, the Company has increased it group health and workers' compensation TPA business by 70%.

Investment Results

FIG maintains a conservative investment approach. The investment portfolio is a diversified mix of taxable and tax-exempt fixed-income securities with a duration of 4.2 years. More than 85% of the portfolio is rated AAA with 7% rated AA, 6% rated A, and 2% rated BBB. FIG's investment policy is predominantly a buy and hold strategy to generate an above average level of taxable and tax-exempt income. FPIC's business philosophy is to take risk on its insurance underwriting rather than in its investment portfolio.

As surplus grows, the Company will constantly evaluate when it should assume more investment risk in order to improve the investment return. As of year end, the average yield of the portfolio was approximately 6.27%.

Results of Operations - Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Premiums

Direct premium written increased $7.7 million, or 14%, from $56.6 million in 1995 to $64.3 million in 1996. This increase was despite a 2.4% decrease in rates. This increase was primarily attributable to growth in the number of insureds. Reinsurance premium ceded increased $3.3 million, or 144%, from $2.3 million in 1995 to $5.6 million in 1996 due to a return of ceded premium of $3.4 million upon the expiration of a reinsurance contract in 1995 which was recorded as a decrease to ceded premium. Excluding this transaction, reinsurance premium ceded would have decreased $0.1 million. Net premium earned increased $3.4 million or 6%, from $52.7 million in 1995 to $56.1 million in 1996 due to the increase in direct premium written and the decrease in ceded premium. Excluding the one time effect of the return of ceded premium received in conjunction with the above-mentioned reinsurance contract, net premium earned increased $6.8 million from $49.3 million to $56.1 million.

Net Investment Income

Net investment income increased $1.6 million, or 13%, from $12.0 million in 1995 to $13.6 million in 1996. Investment income in 1995 is net of a $0.5 million writedown of the Company's home office building. The increase was primarily attributable to a higher level of invested assets. The increase was achieved despite a shift in the portfolio to a higher concentration of tax-free securities. The Company's investment policy is to acquire investment grade fixed income securities with an average duration of approximately four years. The average duration of the portfolio increased from 3.6 years in 1995 to 4.2 years in 1996.

Net Realized Investment Gains (Losses)

Net realized investment losses in 1996 were $0.1 million as compared to net realized investment gains of $.2 million in 1995. With the buy and hold approach described earlier, net realized investment gains or losses are expected to be minimal.

Other Income

Other income increased $2.8 million, or 61%, from $4.6 million in 1995 to $7.4 million in 1996. This increase was primarily attributable to the inclusion of a full year of income from MCC.

Losses and LAE

Losses and LAE increased $2.2 million, or 5%, from $44.8 million in 1995 to $47.0 million in 1996 reflecting, in part, the increase in net premium earned. The GAAP loss ratios of 83.7% in 1996 and 85.1% in 1995 reflect the stability the Company has experienced in its loss trends in recent years. In connection with the Company's bi-annual reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $14.7 million in 1996 and $14.0 million in 1995. These reductions produced corresponding increases in the Company's pre-tax income. There is no assurance that reserve adequacy reevaluations will produce similar reserve reductions and pre-tax income increases in the future. Factors that could adversely affect the loss and LAE reserve estimate and future redundancies include, but are not limited to, inflation, changes in frequency and severity trends or changes in the judicial or legislative environment. The Company cannot predict whether similar redundancies will be experienced in future years.

The Company believes that its favorable loss and LAE reserve development has primarily resulted from the following factors: (i) tort reform; (ii) the Company's approach to establishing reserves; (iii) the Company's targeting of medical specialties in which it believes it has developed substantial knowledge and experience; and (iv) the Company's targeting of "claims-free" business.

Other Underwriting Expenses

Other underwriting expenses increased $1.5 million, or 29%, from $5.1 million in 1995 to $6.6 million in 1996. This increase was primarily attributable to acquisition costs relating to the increase of insureds and the related premium written.

Other Operating Expenses

Other operating expenses more than doubled from $2.0 million in 1995 to $4.1 million in 1996. These expenses are for MCC and this increase was primarily attributed to the inclusion of a full year of MCC operations in the 1996 financial statements.

Income Tax

Income taxes increased $0.1 million, or 2%, from $5.9 million in 1995 to $6.0 million in 1996. Income tax expense was flat even though net income before tax increased by $1.7 million from $17.6 million in 1995 to $19.3 million in 1996 due to the shift in the investment policy from taxable to tax-free securities.

Net Income

For the reasons stated above, net income increased $1.6 million, or 14%, from $11.7 million in 1995 to $13.3 million in 1996.

Results of Operations - Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Premiums

Direct premium written increased $4.2 million, or 8%, from $52.4 million in 1994 to $56.6 million in 1995. This increase was primarily attributable to (i) an average rate increase of 3.6% on physician MPL premiums, and (ii) an increase in the number of insureds and the average premium per insured (excluding the impact of the rate increase discussed above). Reinsurance premium ceded decreased $2.6 million, or 53%, from $4.9 million in 1994 to $2.3 million in 1995 due to a return of ceded premium of $3.4 million upon the expiration of a reinsurance contract in 1995. Excluding this transaction, reinsurance premium ceded would have increased $0.8 million to $5.7 million. Net premium earned increased $5.9 million, or 13%, from $46.8 million in 1994 to $52.7 million in 1995 due to the increase in direct premium written and the decrease in ceded premium.

Net Investment Income

Net investment income increased $1.6 million, or 16%, from $10.4 million in 1994 to $12.0 million in 1995. This increase, which was partially offset by a $0.5 million write-down of the Company's home office building, was primarily attributable to a decrease in the portfolio's average cash balance in 1995 from 1994, the difference of which was invested in higher yielding securities, and a higher level of invested assets. The change in cash position was attributed to the Company's decision to change its investment strategy from active trading to a buy and hold approach. The Company's investment policy is to acquire investment grade fixed income securities with an average duration of less than four years. The average duration of the portfolio decreased from 4.6 years in l994 to 3.6 years in 1995.

Net Realized Investment Gains (Losses)

Net realized investment gains in 1995 were $0.2 million as compared to net realized investment losses of $6.7 million in 1994. The Company's net realized investment losses of $6.7 million during 1994 were principally the result of an increase in interest rates during the first six months of 1994 coupled with an active trading strategy by an external portfolio manager. The Company terminated this external manager in June 1994. The Company thereafter changed its investment strategy from an active trading strategy to a buy and hold approach.

Other Income

Other income increased $2.9 million, or 171%, from $1.7 million in 1994 to $4.6 million in 1995. This increase was primarily attributable to claims administration fees of $1.9 million and commissions of $0.6 million from MCC's operations.

Losses and LAE

Losses and LAE increased $5.6 million, or 14%, from $39.2 million in 1994 to $44.8 million in 1995 reflecting the increase in net premium earned. The GAAP loss ratios of 83.6% in 1994 and 85.1% in 1995 reflect the stability the Company has experienced in its loss trends in recent years. In connection with the Company's bi-annual reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $10.5 million in 1994 and $14.0 million in 1995. These reductions produced corresponding increases in the Company's pre-tax income. There is no assurance that reserve adequacy reevaluations will produce similar reserve reductions and pre-tax income increases in the future.

Factors that could adversely affect the loss and LAE reserve estimate and future redundancies include, but are not limited to, inflation, changes in frequency and severity trends or changes in the judicial or legislative environment. The Company cannot predict whether similar redundancies will be experienced in future years.

Other Underwriting Expenses

Other underwriting expenses increased $1.1 million, or 27%, from $4 million in 1994 to $5.1 million in 1995. This increase was primarily attributable to an increase of $0.6 million in commission expense as a result of higher direct premium written by agents and an increase in the commission rate paid to agents.

Other Operating Expenses

Other operating expenses were $2.0 million in 1995 as compared to none in 1994. This increase was attributed to the addition of $2.0 million in administrative expenses for MCC'S operations.

Income Tax

Income taxes increased $2.8 million, or 91%, from $3.1 million in 1994 to $5.9 million in 1995. This increase was primarily attributable to the increase in net income before income taxes.

Net Income

For the reasons stated above, net income increased $5.8 million, or 98%, from $5.9 million in 1994 to $11.7 million in 1995.

Liquidity and Capital Resources

The payment of losses and LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during 1996 to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing use of managed care and adverse legislative changes. In order to compensate for such risk, the Company: (i) maintains what its management considers to be adequate reinsurance; (ii) conducts regular actuarial reviews of loss reserves every six months; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with its fixed income maturities).

The Company did not borrow any funds in 1996 and has no current plans to borrow funds during 1997. At December 31, 1996, the Company held approximately $21.3 million in investments scheduled to mature during the next twelve months, which combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As highlighted in the accompanying Consolidated Statements of Cash flows, the Company generated positive net cash from operations of $24.1 million in 1996.

Shareholder dividends payable by the Company's insurance subsidiary, FPIC, are subject to certain limitations imposed by Florida law. In 1997, FPIC is permitted, within insurance regulatory guidelines, to pay dividends of approximately $10.4 million without prior regulatory approval. In recent years the National Association of Insurance Commissioners (NAIC) has developed risk-based capital ("RBC") measurements for insurers. The measurements provide state regulators with varying levels of authority based on the adequacy of an insurer's RBC. At December 31, 1996, FPIC's statutory annual statement reported a total adjusted surplus to policyholders of $76.5 million, which is $69.0 million more than the NAIC's authorized RBC control level of $7.5 million. The authorized control level permits an insurance regulator to take whatever regulatory actions are considered necessary to protect the best interests of the policyholders and creditors of the insurer, which may include placing the insurer under regulatory control (i.e., rehabilitation or liquidation). The Florida Department of Insurance has not adopted the NAIC's RBC standards, although it does use the standard to identify companies that may need regulatory attention.

Guaranty Fund Assessments

FPIC is subject to assessment by the Florida Insurance Guaranty Association, Inc. (FIGA) as well as similar associations in Alabama and Georgia for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. The standard assessments that may be levied annually by these associations on an "as needed" basis, are expensed as paid. In 1996, a $0.1 million assessment was levied. In 1995, no assessment was levied.

In addition to the standard FIGA assessments, in 1992 the Florida Legislature passed a special assessment to retire bonds issued to pay property losses arising from Hurricane Andrew. FPIC is assessed 2% of the greater of either net direct premium written during the current year or 1991, the base year. The bonds were initially scheduled for defeasance in the year 2003, but may be paid off prior to that time. However, changes in the premium levels of insurers in this pool could revise the pay off date. At December 31, 1996, the balance of this reserve was $1.3 million.

Forward-Looking Statements

The statements which are not historical facts contained in this report are forward-looking statements that involve certain risks and uncertainties. These forward-looking statements include the plans and objectives of management for future operations relating to the products and future economic performance of FIG and its subsidiaries.

The forward-looking statements are based on assumptions that FIG will continue to: (i) price and market its insurance products competitively; (ii) reserve appropriately for losses and LAE; (iii) maintain its successful handling of claims, that competitive conditions within the MPL insurance business will not change materially or adversely, that demand for MPL insurance will remain strong, that the market will accept FIG's new products and services, that FIG will retain existing agents and key management personnel, that FIG's reinsurers will remain solvent and that there will be no material adverse change in FIG's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and further business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Budgeting, reserving and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the effect of which may cause the Company to alter its marketing, capital expenditures or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.



Item 8.  Financial Statements and Supplementary Data

The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page 27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required hereunder with respect to directors and the five highest compensated officers will appear under the heading Executive Compensation in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference. Information regarding the Company's other executive officers is as follows:

         Name                              Age              Capacity
         ----                              ---              --------
R. Jeannie Whitter                         46               Vice President
Charles W. Emanuel                         46               Vice President and Secretary
Ray A. Carey                               58               Vice President
Kurt F. Driscoll                           46               Vice President
Paul T. Luckman                            40               Vice President
Donald J. Sabia                            38               Vice President and Controller

R. Jeannie Whitter has served as Vice President of the Company since its formation in 1996 and as Vice President of FPIC since 1988. She has been involved in the Company's underwriting since 1976.

Charles W. Emanuel has served as Vice President and Secretary of the Company since its formation in 1996 and as Vice President and Assistant Secretary of FPIC since 1988. Since 1982, Mr. Emanuel has been responsible for the Company's management information systems.

Ray A. Carey has served as Vice President of the Company since its formation in 1996 and as Vice President of FPIC since 1992. Since 1978, Mr. Carey has been responsible for the Company's claims administration.

Kurt F. Driscoll has served as Vice President of the Company since its formation in 1996 and as Vice President of FPIC since 1992 and has been responsible for the Company's risk management since 1988.

Paul T. Luckman has served as Vice President of the Company since its formation in 1996 and as Vice President of FPIC since March 1996 and is responsible for the Company's marketing. Mr. Luckman served as Director of Hospitals and Managed Care programs for MAG Mutual Insurance Company from 1993 to 1996. He served as Director of Insurance and Risk Management for Crozar-Keytone Health System from 1992 to 1993. Mr. Luckman served as Associate Director of Risk Management for Franciscan Health System from 1991 to 1992.

Donald J. Sabia has served as Vice President and Controller of the Company since its formation in 1996 and as Controller of FPIC since 1995 and has been employed by the Company since 1993. From 1986 to 1993, Mr. Sabia was an audit supervisor for Coopers & Lybrand. Mr. Sabia is a Certified Public Accountant.

Item 11.  Executive Compensation

The information required herein will appear under the heading Executive Compensation in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required herein will appear under the heading Principal Shareholders and Securities Ownership of Management in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required herein will appear under the heading Certain Relationships and Related Transactions in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.    Financial Statements and Schedules
               ----------------------------------
                 FPIC Insurance Group, Inc.:
                   Independent Auditors' Report
                   Consolidated Balance Sheets at December 31, 1996 and 1995
                   Consolidated Statements of Income for the years ended December 31,
                     1996, 1995 and 1994
                   Consolidated Statements of Changes in Stockholders' Equity for the years ended
                     December 31, 1996, 1995 and 1994
                   Consolidated Statements of Cash Flows for the years ended December 31,
                     1996, 1995 and 1994

         2.  Notes to the Consolidated Financial Statements
             ----------------------------------------------
                (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto)

                         I - Summary of Investments - Other than Related Party Investments
                       III - Supplemental Insurance Information
                        IV - Reinsurance
                         V - Valuation and Qualifying Accounts

         3.  Exhibits
            ---------
             Exhibit No.
             -----------
               3.1   Articles of Incorporation of FPIC Insurance Group, Inc., incorporated by reference to the Company's
                     Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 3.2   Bylaws of FPIC Insurance Group, Inc., incorporated by reference to the Company's Registration Statement on
                       Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(a) Reinsurance Agreement with Cologne Reinsurance Company (Dublin) Ltd.,  Ltd., incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(b) Casualty Excess of Loss Treaty Agreement No. AR-4302(96) Final Placement Slip (Practitioner Liability
                       Reinsurance) with Various Subscribing Reinsurers.

                 10(c) Casualty First Excess Cession Treaty Agreement No. AR-4303(96) Final Placement Slip (Healthcare Facilities
                       Liability Reinsurance) with Various Subscribing Reinsurers.

                 10(d) Employment Agreement dated December 30, 1992, amended November 4, 1995, and amended February 28, 1996, between FPIC and William R. Russell, incorporated by reference to the Company's Registration Statement on
                       Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(e) Employment Agreement dated December 30, 1992, amended November 4, 1995, and amended February 28, 1996, between FPIC and Steven R. Smith, incorporated by reference to the Company's Registration Statement on Form
                       S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(f) Severance Agreement dated February 28, 1996, between FPIC and William R. Russell, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7,
                       1996.

                 10(g) Severance Agreement dated February 28, 1996, between FPIC and Steven R. Smith, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(h) Severance Agreement dated February 28, 1996, between FPIC and Steven M. Rosenbloom, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7,
                       1996.

                 10(i) Severance Agreement dated February 28, 1996, between FPIC and Robert B. Finch, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(j) Form of Indemnity Agreement dated February 28, 1996 between the Registrant and Drs. Acosta-Rua, Gause,
                       Shapiro, Selander, White, Bagby,

                       Baratta, Murray, Bridges, Hagen, Van Eldik, Yonge, Messrs. Russell, Smith, Rosenbloom, Finch, Sabia, Emanuel,
                       Carey, Driscoll and Ms. Whitter , incorporated by reference to the Company's Registration Statement on Form
                       S-4 (Registration No. 333-02040) first filed on March 7, 1996).

                 10(k) Asset Purchase Agreement made as of May 10, 1995 among Florida Physicians Acquisition Company, McCreary
                       Corporation and William T. McCreary, incorporated by reference to the Company's Registration Statement on
                       Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(l) Omnibus Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-4
                       (Registration No. 333-02040) first filed on March 7, 1996.

                 10(m) Director Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form S-4
                       (Registration No. 333-02040) first filed on March 7, 1996.

                 10(n) Supplemental Executive Retirement Plan, as amended, incorporated by reference to the Company's Third Quarter
                       Statement on Form 10-Q (Registration No. 0-28730) filed on November 14, 1996.

                 10(o) Excess Benefit Plan, incorporated by reference to the Company's Registration Statement on Form S-4
                       (Registration No. 333-02040) first filed on March 7, 1996.

                 10(p) Deferred Compensation Plan, incorporated by reference to the Company's Registration Statement on Form S-1
                       (Registration No. 333-04585) first filed on May 24, 1996.

                 10(q) Employee Stock Purchase Plan, incorporated by reference to the Company's Registration Statement on Form S-4
                       (Registration No. 333-02040) first filed on March 7, 1996.

                 21    Subsidiaries of the Registrant.

                 27    Financial Data Schedule.

(b)   Reports on Form 8-K

None.

                                   SIGNATURES

           Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March , 1997.

                                            FPIC Insurance Group, Inc.


                                            By: /s/ WILLIAM R. RUSSELL
                                                -----------------------------
                                                William R. Russell, President
                                                  and Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                    Title                             Date
     /s/ WILLIAM R. RUSSELL       President, Chief Executive        March 15, 1997
     ------------------------     Officer and Director
     William R. Russell           (Principal Executive Officer)


     /s/ ROBERT B. FINCH          Senior Vice President             March 15, 1997
     ------------------------     and Chief Financial Officer
     Robert B. Finch              (Principal Financial Officer)


     /s/ DONALD J. SABIA          Vice President and                March 15, 1997
     ------------------------     Controller
     Donald J. Sabia              (Principal Accounting Officer)


     /s/ GASTON J. ACOSTA-RUA     Chairman of the Board             March 15, 1997
     ------------------------
     Gaston J. Acosta-Rua, M.D.


     /s/ CURTIS E. GAUSE          Director                          March 15, 1997
     ------------------------
     Curtis E. Gause, D.D.S.

     /s/ DAVID M. SHAPIRO         Director                          March 15, 1997
     ---------------------
     David M. Shapiro, M.D.


     /s/ GUY T. SELANDER          Director                          March 15, 1997
     ---------------------
     Guy T. Selander, M.D.


     /s/ JAMES G. WHITE           Director                          March 15, 1997
     ---------------------
     James G. White, M.D.


     /s/ RICHARD J. BAGBY         Director                          March 15, 1997
     ---------------------
     Richard J. Bagby, M.D.


     /s/ ROBERT O. BARATTA        Director                          March 15, 1997
     ---------------------
     Robert O. Baratta, M.D.


     /s/ LOUIS C. MURRAY          Director                          March 15, 1997
     ---------------------
     Louis C. Murray, M.D.


     /s/ JAMES W. BRIDGES         Director                          March 15, 1997
     ---------------------
     James W. Bridges, M.D.


     /s/ J. STEWART HAGEN         Director                          March 15, 1997
     ---------------------
     J. Stewart Hagen, M.D.


     /s/ DICK L. VAN ELDIK        Director                          March 15, 1997
     ---------------------
     Dick L. Van Eldik, M.D.


     /s/ HENRY M. YONGE           Director                          March 15, 1997
     ---------------------
     Henry M. Yonge, M.D.

                          Independent Auditors' Report




The Board of Directors
FPIC Insurance Group, Inc.

We have audited the consolidated financial statements of FPIC Insurance Group, Inc. as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP





Jacksonville, Florida
February 25, 1997

                           FPIC Insurance Group, Inc.
                          Consolidated Balance Sheets
                        as of December 31, 1996 and 1995

                                                                                         1996                            1995
                                                                                   ----------------                -----------------
ASSETS
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                                            $234,650,172                     $218,303,504
     Common stocks, at fair value                                                          185,000                          125,000
     Real estate investments                                                             3,661,726                        2,675,976
     Short-term investments, at cost                                                             0                          500,000
                                                                                   ----------------                -----------------

    TOTAL INVESTMENTS                                                                  238,496,898                      221,604,480
                                                                                   ----------------                -----------------

      Cash and cash equivalents                                                          5,463,096                          494,095
      Premiums receivable, net                                                          12,551,992                       10,846,007
      Accrued investment income                                                          3,641,391                        3,064,866
      Reinsurance recoverable on paid losses                                                73,873                          808,900
      Due from reinsurers on unpaid losses and advance premiums                         12,020,239                        9,480,277
      Deposits with reinsurers                                                          16,419,179                       14,842,952
      Property and equipment, net of accumulated depreciation                            1,617,750                        1,388,543
      Deferred policy acquisition costs                                                  1,212,035                          818,312
      Federal income tax receivable                                                              0                        1,665,764
      Deferred income taxes                                                              8,913,225                        9,472,406
      Finance charge receivable                                                            230,443                          204,641
      Prepaid expenses                                                                     409,718                          347,378
      Goodwill                                                                           1,989,113                        1,108,117
      Other assets                                                                         513,566                          552,031
                                                                                   ----------------                -----------------

     TOTAL ASSETS                                                                     $303,552,518                     $276,698,769
                                                                                   ================                =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       Loss and loss adjustment expense reserves                                      $172,738,000                     $164,506,000
       Unearned premiums                                                                23,458,641                       20,947,885
       Paid in advance and unprocessed                                                   5,250,755                        3,982,143
       FIGA accrual                                                                      1,345,244                        3,032,234
       Accrued expenses and other liabilities                                            4,348,488                        2,674,085
                                                                                   ----------------                -----------------

     TOTAL LIABILITIES                                                                 207,141,128                      195,142,347
                                                                                   ----------------                -----------------

       Commitments and contingencies (Note 16)

SHAREHOLDERS' EQUITY (AS RESTATED, NOTE 2)
       Common stock, $.10 par value: 25,000,000 shares authorized;
        9,021,670 shares issued and outstanding in 1996 and
        8,139,640 shares issued and outstanding in 1995                                    902,167                          813,964
        Additional paid-in capital                                                      22,444,711                       18,454,709
        Net unrealized gain on investments                                                  80,169                        1,625,175
        Retained earnings                                                               73,166,334                       60,662,574
                                                                                   ----------------                -----------------
                                                                                        96,593,381                       81,556,422
        Less Treasury stock (19,569 common shares)                                        (181,991)                               0
                                                                                   ----------------                -----------------

     TOTAL SHAREHOLDERS' EQUITY                                                         96,411,390                       81,556,422
                                                                                   ----------------                -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $303,552,518                     $276,698,769
                                                                                   ================                =================



The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                       Consolidated Statements of Income
              for the years ended December 31, 1996, 1995 and 1994


                                                                             1996                1995                   1994
                                                                       ----------------      ---------------      ----------------
REVENUES
     Net premiums earned                                                   $56,074,436          $52,674,850           $46,836,152
     Net investment income                                                  13,611,373           11,987,414            10,369,742
     Net realized investment gains (losses)                                    (71,288)             238,275            (6,657,852)
     Claims administration and management fees                               4,071,460            1,904,324                     0
     Commission income                                                       1,120,455              652,848                     0
     Finance charge and other income                                         2,175,079            2,072,811             1,758,125
                                                                       ----------------      ---------------      ----------------

             TOTAL REVENUES                                                 76,981,515           69,530,522            52,306,167
                                                                       ----------------      ---------------      ----------------


EXPENSES
     Net losses and loss adjustment expenses                                46,947,946           44,839,234            39,177,762
     Other underwriting expenses                                             6,589,743            5,134,525             4,003,935
     Other operating expenses                                                4,124,404            1,960,755                     0
                                                                       ----------------      ---------------      ----------------

             TOTAL EXPENSES                                                 57,662,093           51,934,514            43,181,697
                                                                       ----------------      ---------------      ----------------


                     Income before income taxes and cumulative
                     effect of accounting change                            19,319,422           17,596,008             9,124,470

     Income taxes                                                            5,995,697            5,909,835             3,098,269
                                                                       ----------------      ---------------      ----------------

                     Income before cumulative effect of
                     accounting change                                      13,323,725           11,686,173             6,026,201

     Cumulative effect of accounting change, net of
     deferred income taxes of $77,106                                                0                    0              (149,677)
                                                                       ----------------      ---------------      ----------------


             NET INCOME                                                    $13,323,725          $11,686,173            $5,876,524
                                                                       ================      ===============      ================

     NET INCOME PER COMMON SHARE
       Income before cumulative effect of accounting change                      $1.53                $1.47                 $0.78
       Cumulative effect of accounting change                                     0.00                 0.00                 (0.02)
                                                                       ----------------      ---------------      ----------------

             NET INCOME PER COMMON SHARE                                         $1.53                $1.47                 $0.76
                                                                       ================      ===============      ================

             WEIGHTED AVERAGE SHARES OUTSTANDING                             8,723,967            7,949,750             7,759,860
                                                                       ================      ===============      ================



The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
              for the years ended December 31, 1996, 1995 and 1994


                                                                              ADDITIONAL     NET UNREALIZED
                                                               COMMON          PAID-IN        GAIN (LOSS)       RETAINED
                                                                STOCK          CAPITAL       ON INVESTMENTS     EARNINGS
                                                          -------------------------------------------------------------------
BALANCES, JANUARY 1, 1994 (AS RESTATED, NOTE 2)               $387,993        $18,104,694              $0      $45,427,834

     Cumulative effect of adopting SFAS 115                                                      (346,944)

     Net Income                                                                                                  5,876,524

     Issuance of stock dividend and par value adjustment
     for reorganization effect                                 387,993            387,993                         (775,986)

     Payment of cash dividend                                                                                     (775,985)

     Net unrealized loss on debt securities                                                    (7,067,904)
                                                          -------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994                                    775,986         18,492,687      (7,414,848)      49,752,387

     Net income                                                                                                 11,686,173

     Issuance of shares, net                                    37,978            (37,978)

     Payment of cash dividend                                                                                     (775,986)

     Net unrealized gain on debt securities                                                     9,040,023
                                                          -------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995                                    813,964         18,454,709       1,625,175       60,662,574

     Net income                                                                                                 13,323,725

     Payment of cash dividend                                                                                     (813,965)

     Payment of prior year dividend                                                                                 (6,000)

     Net unrealized loss on debt securities                                                    (1,545,006)

     Purchase of shares outstanding

     Issuance of shares, net                                    38,203            (38,203)

     Shares issued and net proceeds received from IPO           50,000          4,028,205
                                                          -------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                                   $902,167        $22,444,711         $80,169      $73,166,334
                                                          ===================================================================

                                                                TREASURY
                                                                  STOCK          TOTAL
                                                             -----------------------------
BALANCES, JANUARY 1, 1994 (AS RESTATED, NOTE 2)                      $0       $63,920,521

     Cumulative effect of adopting SFAS 115                                      (346,944)

     Net Income                                                                 5,876,524

     Issuance of stock dividend and par value adjustment
     for reorganization effect                                                          0

     Payment of cash dividend                                                    (775,985)

     Net unrealized loss on debt securities                                    (7,067,904)
                                                             -----------------------------
BALANCES, DECEMBER 31, 1994                                           0        61,606,212

     Net income                                                                11,686,173

     Issuance of shares, net                                                            0

     Payment of cash dividend                                                    (775,986)

     Net unrealized gain on debt securities                                     9,040,023
                                                             -----------------------------
BALANCES, DECEMBER 31, 1995                                           0        81,556,422

     Net income                                                                13,323,725

     Payment of cash dividend                                                    (813,965)

     Payment of prior year dividend                                                (6,000)

     Net unrealized loss on debt securities                                    (1,545,006)

     Purchase of shares outstanding                            (181,991)         (181,991)

     Issuance of shares, net                                                            0

     Shares issued and net proceeds received from IPO                           4,078,205
                                                             -----------------------------
BALANCES, DECEMBER 31, 1996                                   ($181,991)      $96,411,390
                                                             =============================


The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                     Consolidated Statements of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994

                                                                                    1996               1995                 1994
                                                                             ----------------    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $13,323,725         $11,686,173         $5,876,524
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                              1,757,526           1,687,038          1,063,377
                Cumulative effect of accounting change                                     0                   0            149,677
                Realized (gains) losses on investments                                71,288            (238,275)         6,657,852
                Bad debts expense (benefit)                                          147,422             153,498            (36,870)
                Loss on write down of real estate investment                               0             500,000                  0
                Deferred income taxes                                              1,355,093           1,032,055          1,694,967
                Proceeds from sale or maturity of trading securities                       0                   0        471,014,750
                Purchase of trading securities                                             0                   0       (475,578,751)
                Changes in assets and liabilities:
                        Premiums receivable                                       (1,853,407)         (1,082,670)          (890,072)
                        Accrued investment income                                   (576,525)            227,653           (827,249)
                        Reinsurance recoverable on paid losses                       735,027            (754,849)           610,386
                        Due from reinsurers on unpaid losses
                           and advance premiums                                   (2,539,962)             17,439          3,940,962
                        Deposits with reinsurers                                  (1,576,227)         (4,619,072)        (2,856,880)
                        Deferred policy acquisition costs                           (393,723)           (222,840)           (92,368)
                        Federal income tax receivable                              1,665,764            (401,722)        (1,741,151)
                        Mortgage receivable                                                0                   0             50,000
                        Other assets                                                  38,465            (520,935)         3,945,977
                        Prepaid expenses and finance charge receivable               (88,142)            (48,371)            24,782
                        Loss and loss adjustment expense reserves                  8,232,000          12,238,000         13,523,000
                        Unearned premiums                                          2,510,756           1,641,082            235,324
                        Paid in advance and unprocessed                            1,268,612            (519,493)          (171,975)
                        FIGA accrual                                              (1,686,990)           (730,295)          (653,092)
                        Accrued expenses and other liabilities                     1,674,403            (146,383)           526,245
                                                                             ----------------    ----------------   ----------------

                 Net cash provided by operating activities                        24,065,105          19,898,033         26,465,415

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term investments                                    500,000           4,148,996         45,622,378
     Purchase of short-term investments                                                    0            (803,760)        (4,101,081)
     Proceeds from sale or maturity of securities available-for-sale              80,865,600         162,456,887        287,890,129
     Purchase of securities available-for-sale                                  (101,186,056)       (182,116,512)      (355,643,413)
     Purchase of goodwill                                                         (1,000,000)         (1,144,879)                 0
     Purchase of real estate investments                                          (1,021,392)           (225,000)          (200,000)
     Purchase of common stock                                                        (60,000)            (60,000)           (65,000)
     Purchase of subsidiary's net other assets                                             0            (855,121)                 0
     Purchase of property and equipment, net                                        (270,505)            (41,232)          (187,194)
                                                                             ----------------    ----------------   ----------------

                Net cash used in investing activities                            (22,172,353)        (18,640,621)       (26,684,181)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                       4,078,205                   0                  0
    Purchase of common stock-treasury                                               (181,991)                  0                  0
    Dividends paid on common stock                                                  (819,965)           (775,986)          (775,985)
                                                                             ----------------    ----------------   ----------------

               Net cash provided by (used in) financing activities                 3,076,249            (775,986)          (775,985)
                                                                             ----------------    ----------------   ----------------

               Net increase (decrease) in cash                                     4,969,001             481,426           (994,751)

Cash and cash equivalents, beginning of year                                         494,095              12,669          1,007,420
                                                                             ----------------    ----------------   ----------------

               CASH AND CASH EQUIVALENTS, END OF YEAR                             $5,463,096            $494,095            $12,669
                                                                             ================    ================   ================
Supplemental disclosure of cash flow information:
    Federal income taxes paid                                                     $2,599,703          $6,071,000         $2,425,000
    Exchange of mortgage note for deed on real estate investment                          $0          $2,200,000                 $0

The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FPIC Insurance Group, Inc. (the Company) is an insurance holding company comprised of three wholly-owned subsidiaries: Florida Physicians Insurance Company, Inc. (FPIC), FPIC Insurance Agency (the Agency), and McCreary Corporation (MCC). On June 11, 1996, the shareholders of FPIC approved the formation of a holding company structure that resulted in FPIC becoming a subsidiary of the Company. In connection with the reorganization, FPIC's shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of FPIC's common stock. FPIC is a licensed casualty insurance carrier and writes professional liability insurance for physicians, dentists, hospitals and other healthcare providers, primarily in the state of Florida. MCC is a third-party administrator of various lines of business in the insurance segment, operating in Florida. The Agency conducts various insurance agency activities, including renewing the insurance that FPIC directly wrote prior to the reorganization.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). These financial statements include the accounts of FPIC, the Agency and MCC. All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company operates in the property and casualty insurance industry, is licensed to write insurance in Alabama, Florida, Georgia and Ohio, and is subject to regulation by the Departments of Insurance in these states. Following is a description of the most significant risks facing property and casualty insurers and how the Company mitigates those risks:

Legal/RegulatoryRisk is the risk that changes in the legal or regulatory environment in which an insurer operates will change and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits of new legal theories may create costs for the insurer beyond those currently recorded in the financial statements. This risk is concentrated in Florida, where the Company writes most of its business, but may expand to the other states noted above as it begins writing in those states.

Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment and reinsurance strategy.

Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by following a conservative investment strategy. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Given the Company's liquidity position and prior history, it is unlikely that it would need to liquidate its investment portfolio prior to its scheduled maturity.

Use of Estimates. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ from these estimates.

The estimates most susceptible to change are those used in determining the reserve for losses and loss adjustment expenses. Although considerable variability is inherent in these extimates, management believes that these reserves are adequate. The estimates are continually reviewed and adjusted as necessary in current operations.

DEFERRED POLICY ACQUISITIONS

Deferred policy acquisition costs, principally commissions, are amortized over the estimated life of the insurance contracts.

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



PROPERTY AND EQUIPMENT

Property and equipment are depreciated on a straight line basis with estimated useful lives ranging from five to fifteen years.

GOODWILL

Goodwill represents the excess of the purchase price of MCC over the fair value of the assets and liabilities of MCC at the date of purchase by the Company. Goodwill is being amortized over fifteen years on a straight-line basis. The carrying value of the goodwill is reviewed regularly by management by determining whether the amortization of goodwill can be recovered through discounted future operating cash flows of the acquired operation.

INVESTMENTS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the provisions of SFAS No. 115, the Company is required to classify investments in debt securities (bonds, redeemable preferred stocks and mortgage-backed securities) into one of three categories: held-to-maturity, available-for-sale, or trading. The effect of adopting SFAS No.115 was to report a net unrealized loss on available-for-sale securities of $346,944, and deferred taxes of $178,728, as a decrease in shareholders' equity as of January 1, 1994. Investments were reduced by $525,672. In addition, the Company reported a net unrealized loss of $149,677 related to the trading portfolio as a cumulative effect adjustment in the 1994 consolidated statement of income, and deferred taxes of $77,106. Investments were reduced by $226,783. Effective July 1, 1994, the Company transferred its portfolio of $46,625,652 in trading securities, at market value, to the available-for-sale category.

Market values for debt and equity securities were based on quoted market prices or dealer quotations. Where a quoted market price was not available, fair value was measured utilizing quoted market prices for similar securities or by using discounted cash flow methods. Purchases and sales of debt and equity securities were recorded on the trade date. Purchases and sales of mortgage loans were recorded on the closing date.

Short-term investments, consisting primarily of money market instruments and other debt issues purchased with an original maturity of over 90 days to one year, were considered available-for-sale and were stated at cost, which approximates fair value.

Income on investments is net of amortization of premium and accretion of discount on the yield-to-maturity method relating to debt securities acquired at other than par value. Realized investment gains and losses were determined on the specific identification basis. Declines in the fair value of securities considered to be other than temporary, if any, would be recorded as realized losses in the consolidated statements of income.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all demand deposits, overnight investments and instruments with a maturity of three months or less to be cash equivalents.

RECOGNITION OF REVENUES

Premiums were generally recognized as revenues on a monthly pro rata basis over the terms of the policies. Policy terms generally do not exceed one year.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

As more fully described in Note 9, loss and loss adjustment expense reserves were based on actuarial projections of the best estimate of ultimate losses and loss adjustment expenses as interpreted by the Company's independent consulting actuary. The estimated liability is continually reviewed and any adjustments which became necessary were included in current operations.

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



REINSURANCE

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company retains a maximum of $500,000 per occurrence. Amounts recoverable from reinsurers were estimated in a manner consistent with the claim liability associated with the reinsured policy. The Company evaluates the financial condition of reinsurers since failure of reinsurers to honor their obligations could result in losses to the Company. The Company generally obtains collateral in the form of letters of credit for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the Florida Department of Insurance. Reinsurance assumed is not material. The Company records its reinsurance contracts under the provisions of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (SFAS No. 113).

REAL ESTATE INVESTMENTS

Real estate investments consist of a building, which includes the Company's home office, various rental units and vacant lots. Depreciation is computed over the estimated useful lives of the property, using the straight-line method. Estimated useful lives range from 27.5 to 39 years. Rental income and expenses were included in net investment income.

PENSION AND OTHER POSTRETIREMENT PLANS

The Company has a defined benefit plan covering substantially all of its employees. The benefits were based on years of service and the employee's compensation during the years of service (maximum 15 years). The cost of this program is being funded currently.

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

INCOME TAXES

Income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PER SHARE DATA

Net income per common share is based upon the weighted average number of common shares outstanding during each year. Earnings per share data for all years have been stated giving retroactive effect for the stock split that occurred as a result of the reorganization in June 1996 (see Note 14).

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of premiums receivable and deposits with reinsurers. The Company has not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. Management believes no additional credit risk beyond amounts provided for collection losses is inherent in the Company's premiums receivable. The Company typically requires that deposits with reinsurers be held in trust and, as a result, has not experienced significant losses related to such deposits.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements. Effective January 1, 1996, the Company has elected to adopt SFAS No.123 on a disclosure basis only. Accordingly, implementation of SFAS No. 123 is not expected to impact the Company's consolidated balance sheet or income statement.

2.  RESTATEMENT

As part of the reorganization approved by the FPIC shareholders in 1996, each share of $1 par value FPIC common stock was converted to five shares of $.10 par value of the Company's stock, giving retroactive effect for the par value adjustment to financial information to amounts previously reported as follows:

Common stock at January 1, 1994, as previously stated                  $   775,986
Effect of reorganization and change                                       (387,993)
                                                                       -----------

Common stock at January 1, 1994, as restated                           $   387,993
                                                                       ===========

Additional paid-in capital at January 1, 1994, as previously stated    $17,716,701
Effect of reorganization                                                   387,993
                                                                       -----------

Additional paid-in capital at January 1, 1994, as restated             $18,104,694
                                                                       ===========

3.  INVESTMENTS

The amortized cost and estimated fair value of investments in securities as of December 31, 1996 and 1995 were as follows:


                                                                                     1996
                                                                                     ----
                                                                            GROSS            GROSS         ESTIMATED
                                                        AMORTIZED         UNREALIZED       UNREALIZED        FAIR
                                                          COST               GAINS           LOSSES          VALUE
                                                      -------------      ------------    -------------       -----
Securities Available-for-Sale:
  U.S. Treasury securities and obligations
    of U.S. Government corporations
    and agencies                                       $ 59,509,013       $  133,548       $  317,843     $ 59,324,718
  Debt securities issued by states
    and political subdivisions                           54,042,865          379,025          182,499       54,239,391
  Corporate securities                                   35,603,548          234,194          444,137       35,393,605
  Mortgage-backed securities                             85,373,279        1,163,925          844,746       85,692,458
                                                       ------------       ----------       ----------     ------------

                 Totals                                $234,528,705       $1,910,692       $1,789,225     $234,650,172
                                                       ============       ==========       ==========     ============

                                                                                      1995
                                                                                      ----
                                                                            GROSS               GROSS              ESTIMATED
                                                         AMORTIZED        UNREALIZED          UNREALIZED              FAIR
                                                           COST              GAINS                LOSSES              VALUE
                                                      -------------    ---------------       -------------           ------
Securities Available-for-Sale:
  U.S. Treasury securities and obligations
    of U.S. Government corporations
    and agencies                                       $ 60,752,413        $  586,666         $   76,517         $ 61,262,562
  Debt securities issued by states
    and political subdivisions                           49,020,097           534,104             44,226           49,509,975
  Corporate securities                                   33,447,560           794,719             82,760           34,159,519
  Mortgage-backed securities                             72,621,048         1,396,325            645,925           73,371,448
                                                       ------------        ----------         ----------         ------------

    Totals                                             $215,841,118        $3,311,814         $  849,428         $218,303,504
                                                       ============        ==========         ==========         ============

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The Company's available-for-sale investments also include an investment in the common stock of a nonaffiliate, which had an amortized cost and market value of $185,000 at December 31, 1996 and $125,000 at December 31, 1995.

The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

                                                      AMORTIZED                     ESTIMATED
                                                        COST                        FAIR VALUE
                                                        ----                        ----------
Securities Available-for-Sale:
  Due in one year or less                           $ 21,271,138                  $  21,316,905
  Due after one year through five years               38,826,135                     38,844,205
  Due after five years through ten years              39,946,191                     39,844,601
  Due after ten years, primarily U.S. Government
    and mortgage-backed securities                   134,485,241                    134,644,461
                                                     -----------                    -----------

    Totals                                          $234,528,705                   $234,650,172
                                                    ============                   ============

Treasury notes with a carrying value of $2,500,000 and a market value of $2,510,150 were on deposit with the Insurance Department of the State of Florida as of December 31, 1996, as required by law.

For the years ended December 31, 1996, 1995, and 1994, net investment income earned was as follows:

                                                  1996                   1995              1994
                                                  -----                  ----              ----
  Investment income earned:
  Bonds and U.S. Government securities        $ 14,571,284           $ 13,072,522      $ 10,132,676
  Real estate investments                          305,187                159,224            32,995
  Mortgage receivable                                    0                (48,889)          176,889
  Other invested assets                             88,362                 34,777               392
  Short-term investments                           161,180                497,313           850,333
  Cash on hand and on deposit                        9,232                 23,872            19,866
                                              ------------           ------------      ------------
  Total investment income earned                15,135,245             13,738,819        11,213,151
  Investment expenses                           (1,523,872)            (1,251,405)         (843,409)
  Loss on write down estate                              0               (500,000)                0
                                              ------------           ------------      ------------

  Net investment income                       $ 13,611,373           $ 11,987,414      $ 10,369,742
                                              ============           ============      ============

Proceeds and the related gross realized gains and gross realized losses on sales of debt securities based on specific identification, were as follows:

                                                   1996                  1995              1994
                                                   ----                  ----              ----
Proceeds                                      $  80,865,600         $ 162,456,887      $ 758,904,879
                                              =============         =============      =============

Gross realized gains-available-for-sale       $      78,977         $   1,100,705      $      42,227
Gross realized gains-trading                              0                     0            971,079
Gross realized losses-available-for-sale           (150,265)             (862,430)          (742,044)
Gross realized losses-trading                             0                     0         (6,929,114)
                                              -------------         -------------       ------------

  Net gross realized (losses) gains           $     (71,288)        $     238,275       $ (6,657,852)
                                              =============         =============       ============

The changes in net unrealized gains (losses) on available-for-sale fixed maturities and other investments were $(2,340,918),$13,697,004, and $(10,482,163) in 1996, 1995, and 1994, respectively.

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




4.   DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs for the years ended December 31, 1996, 1995, and 1994, were as follows:

                                                1996               1995              1994
                                                ----               ----              ----
Balance, beginning                          $   818,312       $    595,472        $    503,104
Additions                                     3,236,689          2,243,056           1,517,403
Amortization expense                         (2,842,966)        (2,020,216)         (1,425,035)
                                            -----------       ------------        ------------

Balance, ending                             $ 1,212,035       $    818,312        $    595,472
                                            ===========       ============        ============

5.  PROPERTY AND EQUIPMENT

At December 31, 1996, and 1995, property and equipment consisted of the following:

                                                                  1996               1995
                                                                  ----               ----
Leasehold improvements                                       $   857,180        $   634,598
Data processing equipment, including software                    871,720            747,648
Automobiles                                                      227,218            199,442
Furniture, fixtures and equipment                                914,721            778,126
                                                             -----------        -----------
                                                               2,870,839          2,359,814
Accumulated depreciation                                      (1,253,089)          (971,271)
                                                             -----------        -----------

         Net property and equipment                          $ 1,617,750        $ 1,388,543
                                                             ===========        ===========

Total depreciation expense of property and equipment was $389,495, $328,420, and $256,484 in 1996, 1995, and 1994, respectively.

6.  REAL ESTATE INVESTMENTS

At December 31, 1996 and 1995, real estate investments consisted of the following:

                                                                  1996               1995
                                                                  ----               ----
Land and Building, net                                       $ 3,070,659        $ 1,925,000
Rental Units                                                     722,402            853,002
Other                                                             37,670             37,670
                                                             -----------        -----------
                                                               3,830,731          2,815,672
Accumulated depreciation                                        (169,005)          (139,696)
                                                             -----------        -----------

         Net real estate investments                         $ 3,661,726        $ 2,675,976
                                                             ===========        ===========

The Company held a $2,200,000 mortgage loan on real estate, which was due in full on December 20, 1994. The loan went into default in early 1995. In lieu of foreclosing on the property, the Company accepted the deed to the property, at an additional cost of $225,000, and held the property in its current use, which includes the Company's home office. The building's fair value was believed to be in excess of the outstanding loan amount, and the additional cost, and therefore, the outstanding loan amount and additional cost, totaling $2,425,000, was established as the building's book value. Subsequent to investing additional amounts in building improvements and attempting to rent the available space in the building, the Company determined that the fair value of the building was approximately $500,000 less than its carrying value. Accordingly, a loss for this amount was recognized on the building during the last quarter of 1995, which was reflected in net investment income. The Company continues to carry the $500,000 reserve on the building that was established in 1995.

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Total depreciation expense of real estate investments was $54,817, $45,709, and $23,743 in 1996, 1995, and 1994, respectively.

7.  BUSINESS ACQUISITIONS

On July 1, 1995, MCC acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000. The acquisition agreement specified annual payments to be made to the seller from 1996 through 2000.

Projected earnings were attained for the twelve month period ended June 30, 1996, and the Company paid the $1,000,000 annual payment in 1996. The remaining payments are:

                                1997                 $ 900,000
                                1998                   800,000
                                1999                   700,000
                                2000                   600,000

These specific payments shall be subject to adjustment in accordance with the agreement based on attainment of projections of annual earnings from 1997 through 2000. No individual annual payment shall exceed the specified amount, yet may be reduced if the projected earnings are not attained for that year. The annual payment will be reduced by a percentage based on the shortfall in the actual earnings for that year. Prior shortfalls in actual earnings may be offset by subsequent earnings, but no later than 2000, that are greater than projected earnings. Such offset shall be paid as a part of the annual payment of such subsequent period. At the end of the five year period, the agreement allows for an additional payment based on the aggregate earnings of the five year period compared to the aggregate projected earnings of the same five year period. The effect of these subsequent payments is to increase the original purchase price and the recorded goodwill. In April 1996, the Company paid $500,000 to MCC, representing one half of the amount of the 1996 annual payment. The remainder of the 1996 annual payment, up to the aggregate $1,000,000, was paid when the projected results of the twelve-month period ended December 31, 1996 were attained.

8.  GOODWILL

Goodwill associated with business acquisitions at December 31, 1996 and 1995 was as follows:

                                                     1996             1995
                                                     ----             ----
     Balance, beginning                         $ 1,108,117      $ 1,144,879
     Additions at cost                            1,000,000                0
     Amortization expense                          (119,004)         (36,762)
                                                -----------      -----------
     Balance, ending                            $ 1,989,113      $ 1,108,117
                                                ===========      ===========

9.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and loss adjustment expense (LAE) reserves are generally determined on the basis of individual claims and actuarially determined estimates of future claims based upon the Company's actual experience, assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. Such estimates may vary significantly from the eventual outcome.
The ranges of reasonably expected ultimate unpaid losses and LAE are estimated by the Company's consulting actuary on an undiscounted basis. The assumptions used in making such estimates and for establishing the resulting reserves are continually reviewed and updated based upon current circumstances, and any adjustments resulting therefrom are reflected in current income.

                          FPIC INSURANCE GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Activity in the reserves for losses and loss adjustment expenses was as follows:

                                                         YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                               1996               1995               1994
                                               ----               ----               ----
Balance at January 1                       $164,506,000       $152,268,000        $138,745,000
Less reinsurance recoverables                 9,188,000          8,853,000           6,555,000
                                           ------------       ------------        ------------

Net balance at January 1                    155,318,000        143,415,000         132,190,000
                                           ------------       ------------        ------------

  Incurred related to:
         Current year                        61,617,000         58,868,000          49,702,000
         Prior year                         (14,669,000)       (14,029,000)        (10,524,000)
                                           ------------       ------------        ------------

         Total incurred                      46,948,000         44,839,000          39,178,000
                                           ------------       ------------        ------------

  Paid related to:
         Current year                         5,253,000          4,320,000           3,035,000
         Prior year                          35,889,000         28,616,000          24,918,000
                                           ------------       ------------        ------------
         Total paid                          41,142,000         32,936,000          27,953,000
                                           ------------       ------------        ------------

Net balance at end of period                161,124,000        155,318,000         143,415,000
Plus reinsurance recoverables                11,614,000          9,188,000           8,853,000
                                           ------------       ------------         -----------

Balance at December 31                     $172,738,000       $164,506,000        $152,268,000
                                           ============       ============        ============

The provision for losses and loss adjustment expenses for prior years (net of reinsurance recoveries of $4,921,000, $5,328,000, and $3,018,000 in 1996,
1995, and 1994, respectively) decreased because of lower-than-anticipated losses. The decrease in the provision for losses and loss adjustment expenses for prior years occurred due to lower losses occurring than initial estimates caused by the Company's underwriting of certain target specialties and loss free business.

10.   REINSURANCE

The Company presently has excess of loss reinsurance contracts that serve to limit the Company's maximum loss to $500,000 per occurrence. To the extent that any reinsuring company might be unable to meet its obligations, the Company would be liable for such defaulted amounts not already covered by letters of credit.

The amount of earned premiums ceded to reinsurers for the years ended December 31, 1996, 1995, and 1994 was $5,707,095, $2,325,634, and $5,198,324,
respectively.

On July 1, 1993, the Company entered into a contingent aggregate excess of loss reinsurance contract to cover the Company against the following risks:
extended reporting endorsement claims; extra contractual obligations and/or excess of policy limits claims; and stop loss coverage insuring the Company in the event its loss ratio on a net basis exceeds 120 percent for any report year during the term of the contract. This contract expires on December 31, 1997.
It was determined that the contract did not meet the risk transfer requirements of SFAS No. 113 and, therefore, has been accounted for as a deposit. The amounts deposited under this contract were $10,000,000 in 1993, $4,000,000 in 1995 and $500,000 in 1996. Under the provisions of this contract, 3.35 percent of the amount deposited is not available for return to the Company for profit commission purposes. Accordingly, this amount is being amortized over the life of the contract.

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The effect of reinsurance on premiums written and earned for the years ended December 31, 1996, 1995, and 1994 was as follows:

                                  1996                          1995                        1994
                                  ----                          ----                        ----

                          Written        Earned        Written        Earned        Written        Earned
  Direct & assumed     $64,292,287    $61,781,531    $56,641,565   $55,000,484    $52,454,789    $52,034,476
  Ceded                 (5,552,785)    (5,707,095)    (2,335,577)   (2,325,634)    (4,945,182)    (5,198,324)
                        ----------     ----------    -----------    ----------     ----------   ------------

  Net premiums         $58,739,502    $56,074,436    $54,305,988   $52,674,850    $47,509,607    $46,836,152
                       ===========    ===========    ===========   ===========    ===========    ===========

11.  SHAREHOLDERS' EQUITY

The Company has a stock option plan for officers and key employees (the employee plan) and a plan for non-officer directors (the director plan). Both plans became effective in 1996. Under the plans, both an incentive stock option and a nonqualified stock option may be granted to the same individual. The option price of an incentive stock option may not be less than 100% of the fair market value of such shares on the grant date. The option price of a non-qualified option shall not be less than 50% of the fair market value of such shares on the grant date. Under the terms of the director plan, 5,000 shares are granted to each director on the date that person becomes a director at a price not less than 100% of the fair market value on the grant date. During 1996, 330,000 incentive stock options and 335,000 nonqualified stock options were issued under both plans. Options granted under the plans are exercisable at such dates as are determined in connection with their issue, but not later than ten years after the date of grant.

A summary of the status of the Company's stock option plan as of December 31, 1996 is presented below:

                                                                    WEIGHTED AVERAGE
FIXED OPTIONS                                    SHARES             EXERCISE PRICE
-------------                                    ------             --------------
Outstanding at beginning of year                      0                          0
Granted                                         665,000                     $ 9.11
                                                -------

Outstanding at end of year                      665,000
                                                =======

Options exercisable at year-end                       0                     $ 9.11
                                                =======                  =========

At December 31, 1996, 375,000 shares of the Company's common stock were reserved for issuance in connection with the stock option plans.

The Company maintains an Employee Stock Purchase Plan that allows employees to purchase the Company's common stock at 85% of the market value on the first or last day of the offering period, whichever was lower. Significant assumptions used to estimate the fair values of options using the Black-Sholes option-pricing model were as follows:

                                                                  NONQUALIFIED             INCENTIVE
                                                                  STOCK OPTION            STOCK OPTION
                                                                  ------------            ------------
    a.  current price of underlying stock                             $13.50                  $13.50
    b.  exercise price of the option                                   $8.22                  $10.00
    c.  expected life of the option                                  5 years                 5 years
    d.  expected volatility of underlying stock                       26.87%                  26.87%
    e.  expected dividends on the stock                                   $0                      $0
    f.  risk-free interest rate during the expected option term        5.37%                   6.31%

Total compensation expense recognized in the income statement was $0. The weighted average fair value of options granted during the year was $9.11.

                          FPIC INSURANCE GROUP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The pro forma disclosures required under SFAS No.123 methodology were as follows:

                 Pro Forma Net Income               $ 12,672,186
                 Pro Forma Tax Expense              $  5,660,055
                 Pro Forma Earnings Per Share       $       1.45

12.  INCOME TAXES

The provision for income taxes consisted of the following:

                                                 1996              1995               1994
                                                 ----              ----               ----
Current income tax expense:
         Federal                            $ 3,839,423        $ 4,199,925        $  1,070,918
         State                                  801,181            800,105             332,384
                                            -----------        -----------        ------------
                  Total                       4,640,604          5,000,030           1,403,302
                                            -----------        -----------        ------------
Deferred income tax expense:
         Federal                              1,157,033            777,578           1,492,880
         State                                  198,060            132,227             202,087
                                            -----------        -----------        ------------
                 Total                        1,355,093            909,805           1,694,967
                                            -----------        -----------        ------------
Net income tax expense                      $ 5,995,697        $ 5,909,835        $  3,098,269
                                            ===========        ===========        ============


The provision for income taxes differed from the statutory corporate tax rate of 34 percent for 1996, 1995, and 1994, as follows:


                                                1996                1995               1994
                                                ----                ----               ----
Computed "expected" tax
    expense                                 $ 6,568,603        $ 5,982,643        $ 3,102,320
Municipal bond interest                      (1,316,743)          (770,301)          (478,118)
State income taxes, net of
   federal benefit                              659,500            615,339            352,751
Other, net                                       84,337             82,154            121,316
                                            -----------        -----------        -----------

Actual expense                              $ 5,995,697        $ 5,909,835        $ 3,098,269
                                            ===========        ===========        ===========


At December 31, 1996 and 1995, the significant components of the net deferred tax asset were as follows:


                                                                   1996               1995
                                                                   ----               ----
Deferred tax assets arising from:
   Loss reserve discounting                                    $ 7,612,055        $  8,762,282
   Unearned premium reserves                                     1,595,188           1,421,228
   FIGA assessment                                                 457,383           1,030,960
   Other                                                           586,154             375,045
                                                               -----------        ------------
         Total deferred tax assets                              10,250,780          11,589,515
                                                               -----------        ------------
Deferred tax liabilities arising from:
   Unrealized gains on securities                                   41,299             837,211
   Deferred acquisition costs                                      412,092             278,226
   Accrued interest on reinsurance deposits                        817,676             446,064
   Other                                                            66,488             555,608
                                                              ------------        ------------
         Total deferred tax liabilities                          1,337,555           2,117,109
                                                              ------------        ------------

Net deferred tax asset                                        $  8,913,225        $  9,472,406
                                                              ============        ============

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The Company has not recorded a valuation allowance, as the deferred tax assets were considered by management to be realizable based on the level of anticipated future taxable income. Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimate realizability of deferred tax assets.

13.  GUARANTY FUND ASSESSMENTS

As a Florida insurer, the Company is subject to assessment by the Florida Insurance Guaranty Association, Inc. (FIGA) for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Under the Florida Insurance Guaranty Association Act, FIGA can assess member insurers on the basis of net direct written premiums in the State of Florida at a level established by the Florida Legislature. For statutory purposes, such assessments are recognized in the year in which they become due and payable. On a statutory basis, FIGA assessments totaling $1,201,562, $1,046,146, and $1,358,114 were levied against the Company in 1996,
1995, and 1994, respectively.

The accompanying financial statements include amounts related to a special assessment levied by FIGA related to the retirement of a bond issue utilized by FIGA to fund losses incurred as a result of Hurricane Andrew. The Company estimates the accrual at each year end based on FIGA's estimate of the remaining liability necessary to retire the bonds at that point in time. The liability is discounted at 7.5 percent to record the net present value due, with actual payments allocated to principal and interest expense. The principal reduction was $1,686,990, $730,295, and $677,687 and interest expense was $200,730, $315,851, and $310,032, in 1996, 1995, and 1994, respectively.
Damages caused by future hurricanes could subject the Company to additional FIGA assessments.

Amounts paid for FIGA assessments, which may be levied annually by FIGA on an "as needed" basis, were expensed as paid. Amounts included in the financial statements for these special assessments were $70,680, $0, and $370,395 in 1996, 1995, and 1994, respectively.

14.  STOCK TRANSACTIONS

As part of the reorganization in June 1996, a stock split was transacted in which five shares of the Company's $.10 par value common stock were received for each share of FPIC $1 par value common stock. The accompanying financial statements reflect the transaction retroactively in a manner similar to a stock split. In January 1996, a cash dividend of 10 cents per common share was declared amounting to $813,964. In addition, the Company paid $6,000 in retroactive dividends in 1996 to certain shareholders. In January 1995, a cash dividend of 10 cents per common share was declared amounting to $775,986. In January 1994, a cash dividend of 10 cents per common share was declared amounting to $775,985, after giving effect for the 100 percent stock dividend in December 1994. The 100 percent stock dividend was declared on the 3,879,930 (as restated) common shares outstanding at that date. This transaction was valued at par value and retained earnings was charged $775,986, including the effect of the par value adjustment.

15.   EMPLOYEE BENEFIT PLAN

Starting January 1, 1988, the Company's employees became covered by a qualified defined benefit plan and a defined contribution pension plan sponsored by the Company.

The benefits of the defined benefit plan are based on years of service and the employee's compensation. The actuarially computed net periodic pension cost for December 31, 1996, 1995, and 1994 included the following:


                                                             1996          1995         1994
                                                             ----          ----         ----
Service cost - benefits earned during the period        $   88,239      $ 72,802     $   92,913
Interest cost on projected benefit obligation               95,970        81,879         74,788
Actual return on plan assets                               (75,464)      (83,334)       (22,988)
Net amortization and deferral                               45,258        63,737         19,131
                                                        ----------      --------     ----------
Net periodic pension cost                               $  154,003      $135,084     $  163,844
                                                        ==========      ========     ==========

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





Actuarial present value of benefit obligation:

           Vested benefit obligation               $   (873,840)         $  (795,082)        $  (634,524)
           Accumulated benefit obligation          $   (890,071)         $  (811,070)        $  (642,308)
           Projected benefit obligation for
              service rendered to date             $ (1,477,290)         $(1,383,634)        $(1,104,347)
           Plan assets at fair value                    854,139              748,937             602,598
                                                   ------------          -----------         -----------
           Projected benefit obligation in
              excess of plan assets                    (623,151)            (634,697)           (501,749)
           Unrecognized net loss (gain)
             from past experience different
             from that assumed and effects              (21,467)              32,513             (65,029)
           Prior service cost not yet
              recognized in net periodic                (52,991)             (57,303)            (61,615)
              pension cost
           Unrecognized net obligation at
              inception recognized over
               15.29 years                              345,252              375,832             406,412
                                                   ------------          -----------         -----------

           Accrued pension cost                    $   (352,357)         $  (283,655)        $  (221,981)
                                                   =============         ============        ============

Assumptions used in the accounting for net periodic pension cost at December 31, 1996, 1995, and 1994, were as follows:


                                                 1996             1995             1994
                                                 ----             ----             ----
    Discount rates                                7.25%           7.00%            7.50%
    Rate of increase in compensation levels       5.23%           5.19%            5.19%
    Expected long-term rate of return on assets   7.25%           7.25%            7.25%

The defined contribution plan has two parts. The first part is a profit-sharing plan. The second part allows employees to contribute up to 2.5 percent of their annual compensation, which is matched 100 percent by the Company. The Company's funding policy is to fully fund the liability at the end of each year. At December 31, 1996, the fair market value of plan assets was $3,558,491. The expense for this plan amounted to $324,376, $310,112, and $281,599 in 1996, 1995, and 1994, respectively.

The Company also has a supplemental executive retirement plan (SERP) that provides certain executives with income at retirement equal to 60 percent of preretirement base compensation, less qualified pension plan benefits paid by the Company and all predecessor plans and Social Security benefits. The plan had a net periodic pension cost of $69,285 for 1996. The projected benefit obligation at December 31, 1996 was $286,684 and the accrued pension cost was $144,497, using a discount rate of 7.5 percent. The plan has no vesting prior to age 55. The Company accrued $95,000 to cover any liability under this plan in 1996 and $20,000 for each of the years 1995 and 1994. The total liability included in the financial statements for this plan amounted to $155,000 as of December 31, 1996.

In 1994, the Company established a qualified deferred compensation plan to cover certain executives. Contributions are at the discretion of the Board of Directors. The expense for this plan amounted to $15,252, $11,111 and $10,628 in 1996, 1995, and 1994, respectively.

MCC has established a 401(k) covering all eligible employees which has been qualified with the Internal Revenue Service. The plan matches 30 percent (20 percent in 1995) of employee contributions and MCC's contribution for the period ended December 31, 1996, and 1995 was $28,772 and $9,888 respectively.

MCC also provides medical and dental coverage to its employees on a self-funded basis. They have purchased aggregate and specific stop loss insurance policies for medical claims through commercial reinsurance carriers.

                           FPIC INSURANCE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


For the period ended December 31, 1996 and 1995, the aggregate and specific Self-Insured Retention (SIR) was $179,680 and $12,500; and $156,358 and $12,500, respectively.

16.  COMMITMENTS AND CONTINGENCIES

The future maximum annual rentals under noncancellable leases were as follows:

                                  1997                  $    291,449
                                  1998                       289,148
                                  1999                       289,631
                                  2000                       293,043
                                  2001                       298,032
                                  Thereafter                 312,933
                                                         -----------
                                                         $ 1,774,236
                                                         ===========

Total rental expense was $332,821, $219,380, and $277,714 for 1996, 1995, and
1994, respectively.

The Company is involved in numerous legal actions arising primarily from claims made under insurance policies. The legal actions arising from claims made under insurance policies have been considered by the Company in establishing its reserves. While the outcome of all legal actions is not presently determinable, the Company's management is of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

17.  STATUTORY ACCOUNTING

FPIC is required to file statutory financial statements with state insurance regulatory authorities. Shareholders' equity on a statutory basis was $76,519,879, $70,038,945, and $60,184,541 at December 31, 1996, 1995, and 1994,
respectively. Statutory net income amounted to $10,442,464, $11,283,820, and $6,583,635 for the years ended December 31, 1996, 1995, and 1994, respectively. During 1996 and in connection with the reorganization, FPIC, by way of dividend, transferred its $2.5 million investment in MCC to the Company. This amount was charged directly to statutory surplus.

FPIC is restricted under the Florida Insurance Code as to the amount of dividends it may pay without regulatory consent. In 1997, the Company can pay dividends up to approximately $10,400,000 without regulatory consent.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 1996 and 1995:

Year Ended December 31, 1996

                                    FIRST            SECOND         THIRD           FOURTH
                                    -----            ------         -----           ------
Direct premiums written           $22,555,877     $15,616,746   $16,658,242     $ 9,461,422
Net investment income               3,148,582       3,376,768     3,495,433       3,590,590
Net income                          2,075,288       3,883,565     3,628,299       3,736,573
Per share net income                     $.25            $.47          $.43            $.43

Year Ended December 31, 1995

                                    FIRST            SECOND         THIRD            FOURTH
                                    -----            ------         -----            ------
Direct premiums written           $20,127,320      $12,731,079    $14,849,023     $ 8,934,143
Net investment income               2,894,366        3,340,935      3,078,901       2,673,212
Net income                          1,437,767        3,683,421      4,092,880       2,472,105
Per share net income                     $.19             $.47           $.52            $.31

Quarterly earnings per share for 1996 and 1995 were stated after giving retroactive effect as if the stock split in June 1996 had occurred on January 1, 1995.

                                                                      SCHEDULE I





                           FPIC INSURANCE GROUP, INC.



                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996


                                                                                          AMOUNT AT
                                                                                       WHICH SHOWN IN
     Securities Available-for-Sale                  COST (1)            VALUE           BALANCE SHEET
                                              -----------------   -----------------    ---------------
     Fixed Maturities:
     U.S. Treasury securities
         and obligations of
         U.S. Government corporations
         and agencies                            $  59,509,013       $ 59,324,718         $ 59,324,718
     Debt securities issued by states
         and political subdivisions                 54,042,865         54,239,391           54,239,391
     Corporate securities                           35,603,548         35,393,605           35,393,605
     Mortgage-backed securities                     85,373,279         85,692,458           85,692,458
                                                 -------------       ------------         ------------

                 Total fixed maturities            234,528,705        234,650,172          234,650,172

     Equity Securities:
         Industrial, miscellaneous, and other         185,000             185,000              185,000
     Real Estate                                    3,661,726           3,661,726            3,661,726
                                                 ------------        ------------         ------------

                 Totals                          $238,375,431        $238,496,898         $234,496,898
                                                 ============        ============         ============


(1) Original cost of equity securities and real estate adjusted for any permanent write downs, and, as to fixed maturities, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

                                                                    SCHEDULE III


                           FPIC INSURANCE GROUP, INC.



                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION



                                 (IN THOUSANDS)




                        DECEMBER 31, 1996, 1995 AND 1994

                                                                             Other
                               Deferred       Future Policy                  Policy                                  Benefits
                                Policy           Benefits                   Claims &                     Net        Losses and
                             Acquisition      Losses, Claims   Unearned     Benefits      Premium      Investment     Loss
Segment                         Costs         Loss Expenses    Premiums     Payable       Revenue       Income       Expenses
-------                         -----         -------------    --------     -------       -------       ------       --------
1996:
  Medical professional
    and other liability          $1,212          $ 172,738    $  23,459         $0       $ 56,074     $  13,611    $  46,948

1995:
  Medical professional
    and other liabiltiy          $  818          $ 164,506    $  20,948         $0       $ 52,675     $  11,987    $  44,839

1994:
 Medical professional
    and other liabiltiy          $  595          $ 152,268    $  19,307         $0       $ 46,836     $  10,370    $  39,178


                                  Amortization
                                   of Deferred
                                     Policy                                    Net
                                   Acquisition             Other            Premiums
Segment                               Costs              Expenses            Written
-------                               -----              --------            -------
1996:
  Medical professional
    and other liability              $2,843               $3,747              $58,740

1995:
  Medical professional
    and other liabiltiy              $2,020               $3,114              $54,306

1994:
 Medical professional
    and other liabiltiy              $1,425               $2,579              $47,509

                                                                     SCHEDULE IV

                           FPIC INSURANCE GROUP, INC.

                                  REINSURANCE

                 FOR THE YEARS DECEMBER 31, 1996, 1995 AND 1994


                                                                                                                PERCENTAGE
                                                         CEDED TO           ASSUMED                             OF AMOUNT
PROPERTY AND                          GROSS               OTHER            FROM OTHER             NET            ASSUMED
LIABILITY INSURANCE                   AMOUNT            COMPANIES          COMPANIES            AMOUNT           TO NET
-------------------                   ------            ---------          ---------            ------           ------
1996                              $61,628,450            $5,707,095       $    153,081        $56,074,436         0.30%

1995                              $54,948,908            $2,325,634       $     51,576        $52,674,850         0.10%

1994                              $52,034,476            $5,198,324       $          0        $46,836,152         0.00%

                                                                      SCHEDULE V
                           FPIC INSURANCE GROUP, INC.


                       VALUATION AND QUALIFYING ACCOUNTS



                                              BALANCE AT        CHARGED TO                       BALANCE
                                               BEGINNING         COSTS AND                        AT END
     DESCRIPTION                              OF PERIOD          EXPENSES        DEDUCTIONS     OF PERIOD
     -----------                             ------------        --------        ----------     ---------
Year-ended December 31, 1996
    Allowance for Doubtful
         Accounts, net                         $ 236,158      $  147,422          $     0        $ 383,580

Year-ended December 31, 1995
    Allowance for Doubtful
         Accounts, net                         $  82,660      $  153,498          $     0        $ 236,158