Form 10-Q
period 1997-03-31
FPIC INSURANCE GROUP INC
filed 1997-05-13
CIK 1010247

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________to _______.

Commission file number 1-11983

                         FPIC Insurance Group, Inc.
      ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            59-3359111
----------------------------------                          -----------
(State or other jurisdiction                                (IRS Employer
of incorporation of organization)                           Identification No.)

1000 Riverside Avenue, Suite 800, Jacksonville, FL           32204
------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                               (904) 354-5910
                             -------------------
                       (Registrant's telephone number,
                            including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
     -------       ------

As of April 30, 1997 there were 9,012,418 shares of the registrant's common stock outstanding.

                              Table of Contents

Part I - Financial Information

         Item 1. Consolidated Financial Statements (unaudited) of FPIC Insurance Group, Inc. and Subsidiaries:

                   Consolidated Balance Sheets.........................................     3

                   Consolidated Statements of Income...................................     4

                   Consolidated Statements of Cash Flows...............................     5

                   Notes to the Consolidated Financial Statements......................     6

         Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations................      9

Part II - Other Information

         Item 1.   Legal Proceedings.................................................       12

         Item 2.   Changes in Securities.............................................       12

         Item 3.   Defaults Upon Senior Securities...................................       12

         Item 4.   Submission of Matters to a Vote of Security Holders...............       12

         Item 5.   Other Information.................................................       12

         Item 6.   Exhibits and Reports on Form 8-K..................................       12

Signatures...........................................................................       12

                           FPIC Insurance Group, Inc.
                          Consolidated Balance Sheets

                                                                                      3/31/97                    12/31/96
                                                                                  ==============              ==============
                                                                                    (unaudited)
ASSETS
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                                         $240,708,605                $234,650,172
     Common stocks, at fair value                                                       185,000                     185,000
     Real estate investments                                                          3,799,101                   3,661,726
                                                                                  --------------              --------------

    TOTAL INVESTMENTS                                                               244,692,706                 238,496,898
                                                                                  --------------              --------------

      Cash and cash equivalents                                                       4,002,046                   5,463,096
      Premiums receivable, net                                                       18,794,497                  12,551,992
      Accrued investment income                                                       4,614,754                   3,641,391
      Reinsurance recoverable on paid losses                                            218,282                      73,873
      Due from reinsurers on unpaid losses and advance premiums                      11,357,015                  12,020,239
      Deposits with reinsurers                                                       17,149,838                  16,419,179
      Property and equipment, net of accumulated depreciation                         1,576,465                   1,617,750
      Deferred policy acquisition costs                                               1,698,576                   1,212,035
      Deferred income taxes                                                           9,267,072                   8,913,225
      Finance charge receivable                                                         376,181                     230,443
      Prepaid expenses                                                                  415,842                     409,718
      Goodwill                                                                        2,912,895                   1,989,113
      Other assets                                                                    1,001,447                     513,566
                                                                                  --------------              --------------

     TOTAL ASSETS                                                                  $318,077,616                $303,552,518
                                                                                  ==============              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       Loss and loss adjustment expense reserves                                   $179,703,000                $172,738,000
       Unearned premiums                                                             34,238,656                  23,458,641
       Paid in advance and unprocessed                                                1,103,708                   5,250,755
       FIGA accrual                                                                     808,933                   1,345,244
       Accrued expenses and other liabilities                                         3,622,735                   4,348,488
                                                                                  --------------              --------------

     TOTAL LIABILITIES                                                              219,477,032                 207,141,128
                                                                                  --------------              --------------

SHAREHOLDERS' EQUITY
        Preferred stock, $.10 par value, 50,000,000 shares authorized;
        no shares issued and outstanding                                                      -                           -
        Common stock, $.10 par value: 25,000,000 shares authorized;
        9,012,418 and 9,021,670 shares issued and outstanding
         in 1997 and 1996, respectively                                                 901,241                     902,167
        Additional paid-in capital                                                   22,293,345                  22,444,711
        Net unrealized gain (loss) on investments                                    (1,550,902)                     80,169
        Retained earnings                                                            76,956,900                  73,166,334
                                                                                  --------------              --------------
                                                                                     98,600,584                  96,593,381
        Less Treasury Stock (19,569 common shares)                                            0                    (181,991)
                                                                                  --------------              --------------

     TOTAL SHAREHOLDERS' EQUITY                                                      98,600,584                  96,411,390
                                                                                  --------------              --------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $318,077,616                $303,552,518
                                                                                  ==============              ==============

See accompanying notes.

                           FPIC Insurance Group, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31
                                                                                     ====================================
                                                                                          1997                   1996
                                                                                     =============          =============
REVENUES
     Net premiums earned                                                              $15,490,017            $12,922,329
     Net investment income                                                              3,823,088              3,148,582
     Net realized investment losses                                                       (12,927)               (11,261)
     Claims administration fees                                                         1,823,981              1,001,781
     Commission income                                                                    202,834                147,651
     Other income                                                                         694,754                556,168
                                                                                     -------------          -------------

                     TOTAL REVENUES                                                    22,021,747             17,765,250
                                                                                     -------------          -------------


EXPENSES
     Net losses and loss adjustment expenses                                           13,161,836             12,213,663
     Other operating expenses                                                           1,674,723              1,516,683
     Claims administration expenses                                                     1,868,822                999,584
                                                                                     -------------          -------------

                      TOTAL EXPENSES                                                   16,705,381             14,729,930
                                                                                     -------------          -------------


     Income before income taxes                                                         5,316,366              3,035,320

     Income taxes                                                                       1,525,800                960,032
                                                                                     -------------          -------------


                       NET INCOME                                                      $3,790,566             $2,075,288
                                                                                     =============          =============

                       NET INCOME PER COMMON SHARE                                          $0.41                  $0.25
                                                                                     =============          =============

                       WEIGHTED AVERAGE COMMON AND COMMON
                        SHARE EQUIVALENTS OUTSTANDING                                   9,313,028              8,139,640
                                                                                     =============          =============

See accompanying notes.
                                       4

                           FPIC Insurance Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                  ===================================
                                                                                      1997                   1996
                                                                                  ============           ============
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $3,790,566             $2,075,288
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                                 553,908                478,658
                Realized losses on investments                                         12,927                 11,261
                Deferred income taxes                                                 486,401                471,024
                Changes in assets and liabilities:
                        Premiums receivable                                        (6,242,505)            (3,081,072)
                        Accrued investment income                                    (973,363)              (550,938)
                        Reinsurance recoverable on paid losses                       (144,409)              (159,575)
                        Due from reinsurers on unpaid losses
                             and advance premiums                                     663,224                528,607
                        Deposits with reinsurers                                     (730,659)              (714,834)
                        Deferred policy acquisition costs                            (486,541)              (437,030)
                        Federal income tax receivable                                       0                 47,299
                        Other assets                                                 (487,881)                70,247
                        Prepaid expenses and finance charge receivable                164,654                (60,287)
                        Loss and loss adjustment expense reserves                   6,965,000              4,316,000
                        Unearned premiums                                          10,780,015              7,741,003
                        Paid in advance and unprocessed                            (4,147,047)            (3,298,382)
                        FIGA accrual                                                 (536,311)              (191,266)
                        Accrued expenses and other liabilities                       (725,753)               268,998
                                                                                  ------------           ------------

                 Net cash provided by operating activities                          8,942,226              7,515,001
                                                                                  ------------           ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term investments                                           0                500,000
     Proceeds from sale or maturity of securities available-for-sale               27,597,845             19,688,097
     Purchase of securities available-for-sale                                    (36,505,692)           (24,197,491)
     Purchase of goodwill                                                            (960,616)                     0
     Purchase of real estate investments                                             (150,140)                     0
     Purchase of common stock                                                               0                (15,000)
     Purchase of subsidiary's net other assets                                       (289,384)                     0
     Purchase of property and equipment, net                                         (124,988)                     0
                                                                                  ------------           ------------

                Net cash used in investing activities                             (10,432,975)            (4,024,394)
                                                                                  ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                          29,699                      0
    Dividends paid on common stock                                                          0               (813,964)
                                                                                  ------------           ------------

               Net cash provided by (used in) financing activities                     29,699               (813,964)
                                                                                  ------------           ------------

               Net (decrease) increase in cash                                     (1,461,050)             2,676,643

Cash and cash equivalents, beginning of period                                      5,463,096                494,095
                                                                                  ------------           ------------

               CASH AND CASH EQUIVALENTS, END OF PERIOD                            $4,002,046             $3,170,738
                                                                                  ============           ============

Supplemental disclosure of cash flow information:
    Federal income taxes paid                                                        $975,356                     $0
    Interest paid                                                                          $0                     $0

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, FPIC and McCreary Corporation, including its subsidiary, Employers Mutual, Inc., which was acquired on January 17, 1997, together referred to as McCreary, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission on Form 10-K on March 26, 1997.


2.  LOSS AND LOSS ADJUSTMENT EXPENSE LIABILITY

The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments which become necessary are included in current income. Incurred losses and loss adjustment expenses for the three-month periods ended March 31, 1997 and 1996 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

3.  INCOME TAXES

Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

4.  INVESTMENTS

Proceeds from sales of investments available-for-sale were $27,597,845 and $19,688,097 during the three months ended March 31, 1997 and 1996, respectively.

Gross realized gains and (losses) from sales of debt securities based on specific identification, were $20,268 and ($33,195); and $17,961 and ($29,222) for the three months ended March 31, 1997 and 1996, respectively.

The amortized cost of investments in securities available-for-sale was $243,058,456 and $234,528,705 as of March 31, 1997 and December 31, 1996,
respectively.

5.  BUSINESS ACQUISITIONS

On July 1, 1995, McCreary Corporation acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000 plus certain additional payments based upon earnings. The acquisition agreement specified additional payments, based upon earnings, to be made to the seller from 1996 through 2000. Since projected earnings were attained for the twelve-month period ended June 30, 1996, the Company paid an additional $1,000,000 in 1996.

On January 17, 1997, McCreary Corporation acquired all of the outstanding common stock of Employers Mutual, Inc. (EMI), a Florida third party administrator, for a cost of $1,250,000 plus certain additional payments based upon earnings. The earnings of EMI are not material to the consolidated results of the Company. The acquisition agreement specified additional payments, based upon earnings, to be made to the selling shareholders from 1997 through 2000.

The remaining payments for these two acquisitions are as follows:

                                    McCreary                EMI
                                    --------                ---
                 1997                900,000              250,000
                 1998                800,000              250,000
                 1999                700,000              250,000
                 2000                600,000              250,000

These payments are subject to adjustment in accordance with the agreements based on attainment of projected annual earnings from the date of acquisition through 2000. No individual annual payment will exceed the annual earnings, and may be reduced if the projected earnings are not attained for that year. The agreements allow for an additional final payment based on the aggregate earnings compared to the aggregate projected earnings during the earnout period. The effect of these subsequent payments is to increase the original purchase price and the recorded goodwill.
 .

6.  REINSURANCE

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

7.  COMMITMENTS AND CONTINGENCIES

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

                           FPIC INSURANCE GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For purposes of this management discussion and analysis, "Company" refers to FPIC Insurance Group, Inc., a holding company, and its consolidated subsidiaries, "FPIC" refers only to Florida Physicians Insurance Company, Inc., and "McCreary" refers to McCreary Corporation and its wholly-owned subsidiary, Employers Mutual, Inc. (EMI). EMI was acquired on January 17, 1997. All amounts in this management discussion and analysis have been rounded to the nearest $100,000.

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

On January 17, 1997, McCreary acquired all of the outstanding stock of EMI, a third party administrator of self-insured managed care health plans in Florida and Texas, for $1,250,000, with additional payments up to $1,000,000 if specified earnings targets are met over the next four years. EMI had 1996 revenues in excess of $3 million and its primary market consists of hospitals and provider sponsored delivery organizations.

On April 4, 1997, FPIC entered into an agreement to purchase a 20 percent interest in APS Insurance Services, Inc. (APS) for $2 million, with the option to purchase an additional 35 percent within two years. The primary source of revenue for APS is fee income from its subsidiary that manages the business of a medical malpractice company domiciled in Texas. This interest will allow FPIC, recently licensed in Texas, an opportunity to expand its market potential in that state.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

Premiums

Direct premium written increased $5.1 million, or 22%, from $22.6 million for the three months ended March 31, 1996 to $27.7 million for the three months ended March 31, 1997. Net premium earned increased $2.6 million, or 20%, from $12.9 million for the three months ended March 31, 1996 to $15.5 million for the three months ended March 31, 1997. These increases were primarily due to an increase in the number of insureds and a rate increase of 2.4% on physician MPL premiums effective January 1, 1997.

Net Investment Income

Net investment income increased $0.7 million, or 23%, from $3.1 million for the three months ended March 31, 1996 to $3.8 million for the three months ended March 31, 1997. The increase is primarily due to an increase in invested assets.

Claims Administration Fees and Commission Income

This income is generated by McCreary and its subsidiary, EMI. Claims administration fees are revenues generated by McCreary's core business, which is the administration of self-insured programs for large employers, primarily in the health and workers compensation area. Neither McCreary nor the Company assumes any risk on these products. Instead the risk is assumed by each employer and any excess coverage desired is placed by McCreary with various insurers and reinsurers. All the commission income was generated from the placement of this excess coverage by McCreary.

Claims administration fees and commission income increased $0.9 million, or 82%, from $1.1 million for the three months ended March 31, 1996 to $2.0 million for the three months ended March 31, 1997. This increase is attributable to the addition of new contracts and the inclusion of the EMI revenue of $0.8 million in the first quarter of 1997.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $1.0 million, or 8%, from $12.2 million for the three months ended March 31, 1996 to $13.2 million for the three months ended March 31, 1997, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 94.5% for the three months ended March 31, 1996 and 85.0% for the three months ended March 31, 1997. Prior to becoming a public company on August 1, 1996, the Company allocated its expected reserve redundancy for the year primarily to the third and fourth quarters. The Company currently estimates its anticipated reserve redundancy for the year based on a continual analysis of frequency and severity trends, and allocates it evenly over the quarters. Any negative development, however, would be recorded in the quarter when a change in trends became known. The lower loss ratio for the three months ended March 31, 1997 reflects the change in allocation of the expected reserve redundancy.

Other Operating Expenses

Other operating expenses increased $0.2 million, or 13%, from $1.5 million for the three months ended March 31, 1996, to $1.7 million for the three months ended March 31, 1997. This increase was primarily attributable to an increase in agents commission expense and general and administrative expenses.

Claims Administration Expenses

These expenses relate entirely to the operation of McCreary, and increased $0.9 million, or 90%, from $1.0 million for the three months ended March 31, 1996 to $1.9 million for the three months ended March 31, 1997. This increase was primarily attributable to the addition of the EMI operations ($0.7 million) and an increase in the core operations of McCreary.

Income Taxes

Income tax expense, as a percent of income before taxes, decreased from 31% for the three months ended March 31, 1996 to 29% for the three months ended March 31, 1997. This decrease in the tax rate reflects the Company's increased investment in tax-free municipal debt securities.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was $8.9 million during the three months ended March 31, 1997 and was sufficient to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes. The Company did not borrow any funds in the three months ended March 31, 1996 and 1997, and has no current plans to borrow funds during 1997.

Dividends payable by FPIC to the Company are subject to certain limitations imposed by Florida law. In 1997, FPIC is permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $10.4 million without regulatory approval.

Important Considerations Related to Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Liquidity and Capital Resources." These statements include or relate to, among others: (i) the Company's plans to expand into Texas; and (ii) the Company having sufficient liquidity and working capital. These statements are based on current expectations that involve a number of risks and uncertainties that are discussed in the above sections. In addition, these statements are based on the assumption that the APS agreement will successfully close.

Part II - Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.
             a. Exhibits
                Exhibit (27) - Financial Data Schedule (for SEC use only).
             b. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FPIC Insurance Group, Inc.



                                    /s/ Robert B. Finch
                                  --------------------------------------
May 13, 1997                      Robert B. Finch, Chief Financial Officer
                                  and Treasurer (a duly authorized officer
                                  and the principal financial officer of the
                                  registrant)