Form 10-Q
period 1997-06-30
FPIC INSURANCE GROUP INC
filed 1997-08-12
CIK 1010247

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to ___________.

Commission file number 1-11983

                           FPIC Insurance Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                     59-3359111
---------------------------------                    -------------------
(State or other jurisdiction                         (IRS Employer
of incorporation of organization)                    Identification No.)

1000 Riverside Avenue, Suite 800, Jacksonville, FL              32204
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (904) 354-5910
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X      No
       -------       ------

As of July 23, 1997 there were 9,027,418 shares of the registrant's common stock outstanding.

                                Table of Contents

Part I - Financial Information

         Item 1. Consolidated Financial Statements (unaudited) of FPIC Insurance Group, Inc. and Subsidiaries:

                    Consolidated Balance Sheets.......................... 3

                    Consolidated Statements of Income.................... 4

                    Consolidated Statements of Cash Flows................ 5

                    Notes to the Consolidated Financial Statements....... 6

         Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.. 9

Part II - Other Information

         Item 1.    Legal Proceedings....................................13

         Item 2.    Changes in Securities................................13

         Item 3.    Defaults Upon Senior Securities......................13

         Item 4.    Submission of Matters to a Vote of Security Holders..14

         Item 5.    Other Information....................................14

         Item 6.    Exhibits and Reports on Form 8-K.....................14

Signatures...............................................................14

                           FPIC Insurance Group, Inc.
                           Consolidated Balance Sheets


                                                                                  6/30/97                      12/31/96
                                                                          ========================     =========================
                                                                                (unaudited)
ASSETS
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                                           $245,250,983                  $234,650,172
     Common stocks, at fair value                                                         185,000                       185,000
     Real estate investments                                                            4,209,771                     3,661,726
                                                                          ------------------------     -------------------------

    TOTAL INVESTMENTS                                                                 249,645,754                   238,496,898

      Cash and cash equivalents                                                         7,121,989                     5,463,096
      Premiums receivable, net                                                         18,952,933                    12,551,992
      Accrued investment income                                                         3,891,759                     3,641,391
      Reinsurance recoverable on paid losses                                                3,520                        73,873
      Due from reinsurers on unpaid losses and advance premiums                        11,569,537                    12,020,239
      Deposits with reinsurers                                                         17,468,531                    16,419,179
      Property and equipment, net of accumulated depreciation                           1,997,496                     1,617,750
      Deferred policy acquisition costs                                                 2,061,686                     1,212,035
      Deferred income taxes                                                             7,881,697                     8,913,225
      Finance charge receivable                                                           385,309                       230,443
      Prepaid expenses                                                                     42,915                       409,718
      Goodwill                                                                          2,985,219                     1,989,113
      Other assets                                                                      1,323,489                       513,566
                                                                          ------------------------     -------------------------

     TOTAL ASSETS                                                                    $325,331,834                  $303,552,518
                                                                          ========================     =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       Loss and loss adjustment expense reserves                                     $180,777,000                  $172,738,000
       Unearned premiums                                                               33,610,207                    23,458,641
       Paid in advance and unprocessed                                                  2,478,582                     5,250,755
       FIGA accrual                                                                       782,622                     1,345,244
       Accrued expenses and other liabilities                                           2,981,628                     4,348,488
                                                                          ------------------------     -------------------------

     TOTAL LIABILITIES                                                                220,630,039                   207,141,128
                                                                          ------------------------     -------------------------

SHAREHOLDERS' EQUITY
        Preferred stock, $.10 par value, 50,000,000 shares authorized;
        no shares issued and outstanding                                                       -                            -
        Common stock, $.10 par value: 25,000,000 shares authorized;
        9,027,418 and 9,021,670 shares issued and outstanding
         in 1997 and 1996, respectively                                                   902,741                       902,167
        Additional paid-in capital                                                     22,370,044                    22,444,711
        Net unrealized gain on investments                                                561,900                        80,169
        Retained earnings                                                              80,867,110                    73,166,334
                                                                          ------------------------     -------------------------
                                                                                      104,701,795                    96,593,381
        Less Treasury Stock (19,569 common shares)                                              0                      (181,991)
                                                                          ------------------------     -------------------------

     TOTAL SHAREHOLDERS' EQUITY                                                       104,701,795                    96,411,390
                                                                          ------------------------     -------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $325,331,834                  $303,552,518
                                                                          ========================     =========================

See accompanying notes.
                                        3

                           FPIC Insurance Group, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                              =============================     =============================
                                                                  1997             1996             1997              1996
                                                              ============     ============     ============     ============
REVENUES
     Net premiums earned                                       $16,093,632      $13,669,141      $31,583,649      $26,591,470
     Net investment income                                       3,653,959        3,376,768        7,477,047        6,525,375
     Net realized investment losses                                (41,314)         (24,455)         (54,241)         (35,716)
     Claims administration fees                                  2,016,684          938,673        3,840,665        1,940,454
     Commission income                                             185,794          150,137          388,628          297,788
     Other income                                                  720,397          361,111        1,415,151          917,279
                                                              ------------     ------------     ------------     ------------

                     TOTAL REVENUES                             22,629,152       18,471,375       44,650,899       36,236,650
                                                              ------------     ------------     ------------     ------------


EXPENSES
     Net losses and loss adjustment expenses                    13,541,389       10,454,046       26,703,225       22,668,279
     Other operating expenses                                    1,465,364        1,375,859        3,140,087        2,892,001
     Claims administration expenses                              1,999,872        1,026,196        3,868,694        2,025,780
                                                              ------------     ------------     ------------     ------------

                      TOTAL EXPENSES                            17,006,625       12,856,101       33,712,006       27,586,060
                                                              ------------     ------------     ------------     ------------


     Income before income taxes                                  5,622,527        5,615,274       10,938,893        8,650,590

     Income taxes                                                1,712,317        1,731,709        3,238,117        2,691,741
                                                              ------------     ------------     ------------     ------------


                       NET INCOME                               $3,910,210       $3,883,565       $7,700,776       $5,958,849
                                                              ============     ============     ============     ============


                       NET INCOME PER COMMON SHARE                   $0.42            $0.47            $0.83            $0.73
                                                              ============     ============     ============     ============

                       WEIGHTED AVERAGE COMMON AND COMMON
                        SHARE EQUIVALENTS OUTSTANDING            9,337,521        8,198,380        9,330,237        8,198,380
                                                              ============     ============     ============     ============

See accompanying notes.

                           FPIC Insurance Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30
                                                                         ======================================================
                                                                                  1997                          1996
                                                                         ========================     =========================

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $7,700,776                    $5,958,853
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                                  1,145,816                       914,255
                Realized losses on investments                                            54,241                        35,716
                Deferred income taxes                                                  1,009,180                       834,796
                Changes in assets and liabilities:
                        Premiums receivable                                           (6,400,941)                   (5,109,494)
                        Accrued investment income                                       (250,368)                     (184,102)
                        Reinsurance recoverable on paid losses                            70,353                       738,239
                        Due from reinsurers on unpaid losses
                             and advance premiums                                        450,702                       307,439
                        Deposits with reinsurers                                      (1,049,352)                     (981,767)
                        Deferred policy acquisition costs                               (849,651)                     (554,272)
                        Federal income tax receivable                                          0                       899,496
                        Other assets                                                    (809,923)                       94,254
                        Prepaid expenses and finance charge receivable                   211,937                       (59,481)
                        Loss and loss adjustment expense reserves                      8,039,000                     4,833,000
                        Unearned premiums                                             10,151,566                     8,065,346
                        Paid in advance and unprocessed                               (2,772,173)                   (1,728,974)
                        FIGA accrual                                                    (562,622)                     (386,140)
                        Accrued expenses and other liabilities                        (1,366,860)                      600,659
                                                                         ------------------------     -------------------------

                 Net cash provided by operating activities                            14,771,681                    14,277,823
                                                                         ------------------------     -------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term investments                                              0                       500,000
     Proceeds from sale or maturity of securities available-for-sale                  44,437,348                    39,463,681
     Purchase of securities available-for-sale                                       (55,368,113)                  (50,755,106)
     Purchase of goodwill                                                             (1,077,173)                            0
     Purchase of real estate investments                                                (580,411)                      (67,611)
     Purchase of common stock                                                                  0                       (30,000)
     Purchase of subsidiary's net other assets                                          (289,384)                            0
     Purchase of property and equipment, net                                            (342,953)                      (15,348)
                                                                         ------------------------     -------------------------

                Net cash used in investing activities                                (13,220,686)                  (10,904,384)
                                                                         ------------------------     -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                            107,898                             0
    Dividends paid on common stock                                                             0                      (813,964)
                                                                         ------------------------     -------------------------

               Net cash provided by (used in) financing activities                       107,898                      (813,964)
                                                                         ------------------------     -------------------------

               Net increase in cash                                                    1,658,893                     2,559,475

Cash and cash equivalents, beginning of period                                         5,463,096                       494,095
                                                                         ------------------------     -------------------------

               CASH AND CASH EQUIVALENTS, END OF PERIOD                               $7,121,989                    $3,053,570
                                                                         ========================     =========================

Supplemental disclosure of cash flow information:
    Federal income taxes paid                                                         $2,216,000                      $642,939
    Interest paid                                                                             $0                            $0

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, FPIC and McCreary Corporation, including its subsidiary, Employers Mutual, Inc., which was acquired on January 17, 1997, together referred to as McCreary, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission on Form 10-K on March 26, 1997.


2.  LOSS AND LOSS ADJUSTMENT EXPENSE LIABILITY

The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments which become necessary are included in current income. Incurred losses and loss adjustment expenses for the six-month periods ended June 30, 1997 and 1996 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

3.  INCOME TAXES

Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

4.  INVESTMENTS

Proceeds from sales of investments available-for-sale were $44,437,348 and $39,463,681 during the six months ended June 30, 1997 and 1996, respectively.

Gross realized gains and (losses) from sales of debt securities based on specific identification, were $25,342 and ($79,583); and $23,463 and ($59,179) for the six months ended June 30, 1997 and 1996, respectively.

The amortized cost of investments in securities available-for-sale was $244,399,620 and $234,528,705 as of June 30, 1997 and December 31, 1996,
respectively.

5.  BUSINESS ACQUISITIONS

On July 1, 1995, McCreary Corporation acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000 plus certain additional payments based upon earnings. The acquisition agreement specified additional payments, based upon earnings, to be made to the seller from 1996 through 2000. Since projected earnings were attained for the twelve-month period ended June 30, 1996, the Company paid an additional $1,000,000 in 1996. Also, projected earnings were attained for the twelve-month period ended June 30, 1997 and the $900,000 payment will be made in 1997.

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

On January 17, 1997, McCreary acquired all of the outstanding stock of EMI, a third party administrator of self-insured managed care health plans in Florida and Texas, for $1,250,000, with additional payments up to $1,000,000 if specified earnings targets are met over the next four years. EMI had 1996 revenues in excess of $3 million and its primary market consists of hospitals and provider-sponsored delivery organizations.

On July 1, 1997, the Company completed the purchase of a 20 percent interest in APS Insurance Services, Inc. (APS) for $2 million, with the option to purchase an additional 35 percent within two years. The primary source of revenue for APS is fee income from its subsidiary that manages the business of a medical professional liability company domiciled in Texas. This interest will allow FPIC, recently licensed in Texas, an opportunity to expand its market potential in that state.

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpectedly high frequency or severity of losses in any period would have a material adverse effect on the Company. Additionally, reevaluations of the Company's loss and loss adjustment expense (LAE) reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. The Company's historical results of operations are not necessarily indicative of future results.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

Premiums

Direct premium written increased $2.2 million, or 14.1%, from $15.6 million for the three months ended June 30, 1996 to $17.8 million for the three months ended June 30, 1997. Net premium earned increased $2.4 million, or 17.5%, from $13.7 million for the three months ended June 30, 1996 to $16.1 million for the three months ended June 30, 1997. These increases were primarily due to an increase in the number of insureds and a rate increase of 2.4% on physician MPL premiums effective January 1, 1997.

Net Investment Income

Net investment income increased $0.3 million, or 8.8%, from $3.4 million for the three months ended June 30, 1996 to $3.7 million for the three months ended June 30, 1997. The increase is due to an increase in invested assets, primarily in tax-exempt securities.

Claims Administration Fees and Commission Income

This income is generated by McCreary and its subsidiary, EMI. Claims administration fees are revenues generated by McCreary's core business, which is the administration of self-insured programs for large employers, primarily in the health and workers compensation area. Neither McCreary nor the Company assumes any risk on these products; the risk is assumed by each employer and any excess coverage desired is placed by McCreary with various insurers and reinsurers. All the commission income was generated from the placement of this excess coverage by McCreary.

Claims administration fees and commission income doubled, from $1.1 million for the three months ended June 30, 1996 to $2.2 million for the three months ended June 30, 1997. This increase is attributable to the addition of new contracts and the inclusion of the EMI revenue of $1.0 million for the three months ended June 30, 1997.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $3.0 million, or 28.6%, from $10.5 million for the three months ended June 30, 1996 to $13.5 million for the three months ended June 30, 1997, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 76.5% for the three months ended June 30, 1996 and 84.1% for the three months ended June 30, 1997. The low loss ratio for the three months ended June 30, 1996 reflects an adjustment to release additional loss and LAE reserves for prior years. Prior to becoming a public company on August 1, 1996, the Company did not allocate its expected annual reserve redundancy evenly among such year's fiscal quarters. The Company currently estimates its anticipated reserve redundancy for the year based on a continual analysis of frequency and severity trends, and allocates it evenly over the quarters.

Any negative development, however, would be recorded in the quarter when a change in trends becomes known.

Claims Administration Expenses

These expenses relate entirely to the operation of McCreary, and doubled from $1.0 million for the three months ended June 30, 1996 to $2.0 million for the three months ended June 30, 1997. This increase was primarily attributable to the addition of the EMI operations ($0.8 million) and an increase in the core operations of McCreary.

Net Income

Net income did not change significantly in the three months ended June 30, 1997 when compared to the same period in 1996. Net income per common share (fully diluted) decreased $0.05, or 10.6%, from $0.47 per share for the six months ended June 30, 1996 to $0.42 per share. Quarter over quarter comparisons do not accurately reflect trends since the 1996 results are prior to the Company going public, when expenses were not fully allocated on a quarterly basis.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Premiums

Direct premium written increased $7.4 million, or 19.4%, from $38.1 million for the six months ended June 30, 1996 to $45.5 million for the six months ended June 30, 1997. This increase was primarily attributable to an increase in 1997 in the number of insureds, an increase in the average premium per insured, and $0.8 million of new premium written in Texas. Reinsurance premium ceded increased $0.8 million, or 22.9 %, from $3.5 million for the six months ended June 30, 1996 to $4.3 million for the six months ended June 30, 1997 because of increased premium and the addition of the premium in Texas. Net premium earned increased $5.0 million, or 18.8%, from $26.6 million for the six months ended June 30, 1996 to $31.6 million for the six months ended June 30, 1997 for the foregoing reasons.

Net Investment Income

Net investment income increased $1.0 million, or 15.4%, from $6.5 million for the six months ended June 30, 1996 to $7.5 million for the six months ended June 30, 1997. This increase was primarily attributable to an increase in the amount of invested assets and the high level of current return in the portfolio. This was partially offset by a decrease in the current yield, as the Company increased its investment in tax-exempt securities.

The Company's current investment strategy is to acquire investment grade fixed income securities with an average modified duration of less than five years. The Company's intention is to acquire and hold any fixed income investment to maturity unless management believes there is a clear economic advantage to sell the security. This strategy is intended to minimize the portfolio's overall volatility.

Claims Administration Fees and Commission Income

Claims administration fees and commission income increased $2.0 million, or 90.9%, from $2.2 million for the six months ended June 30, 1996 to $4.2 million for the six months ended June 30, 1997. This increase was attributable to the addition of new contracts and the inclusion of the EMI revenue of $1.9 million for the six month period ended June 30, 1997.

Other Income

Other income, comprised principally of finance charges on premiums internally financed by the Company, increased $0.5 million, or 55.6%, from $0.9 million for the six months ended June 30, 1996 to $1.4 million for the six months ended June 30, 1997. This increase was primarily attributable to the increase in the amount of premium financed and the absence of expenses incurred in 1996 related to the reorganization of the Company into a holding company.

Net Losses and Loss Adjustment Expense (LAE)

Net losses and LAE increased $4.0 million, or 17.6%, from $22.7 million for the six months ended June 30, 1996 to $26.7 million for the six months ended June 30, 1997 reflecting in part the increase in insured exposures in 1997. The loss ratios of 85.3% for the six months ended June 30, 1996 and 84.6% for the six months ended June 30, 1997 reflect the stability FPIC has experienced in its loss trends in recent years. The Company currently estimates its anticipated reserve redundancy for the year based on a continual analysis of frequency and severity trends, and allocates it evenly over the quarters. Any negative development, however, would be recorded in the quarter when a change in trends becomes known.

Other Operating Expenses

Other operating expenses increased $0.2 million, or 6.9%, from $2.9 million for the six months ended June 30, 1996 to $3.1 million for the six months ended June 30, 1997. This increase was primarily attributable to an increase in commission expense to agents and general and administrative expenses.

Claims Administrative Expenses

These expenses relate entirely to the operations of McCreary, and increased $1.9 million, from $2.0 million for the six months ended June 30, 1996 to $3.9 million for the six months ended June 30, 1997. This increase was primarily attributable to the addition of the EMI operation, which added $1.6 million in expenses and an increase in the core operations of McCreary.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was $14.8 million during the six months ended June 30, 1997 and was sufficient to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes. The Company did not borrow any funds in the six months ended June 30, 1996 and 1997.

Dividends payable by FPIC to the Company are subject to certain limitations imposed by Florida law. In 1997, FPIC is permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $10.4 million without regulatory approval.

Important Considerations Related to Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Liquidity and Capital Resources." These statements include or relate to, among others, the Company having sufficient liquidity and working capital. These statements are based on current expectations that involve a number of risks and uncertainties that are discussed in the above sections.



Part II - Other Information


Item 1.  Legal Proceedings - None


Item 2.  Changes in Securities - None


Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

          FIG's Annual Meeting of Shareholders was held May 7, 1997. At the meeting, the following directors were elected by the vote shown.

                                                                       Against or       Abstentions and
                                                          For          Withheld         Broker non-votes
                                                          ---          --------         ----------------
         I.    Election of Four Directors:
               Richard J. Bagby, M.D.                 5,373,266          91,265
               Robert O. Baratta, M.D.                5,381,454          83,077
               Louis C. Murray, M.D.                  5,380,294          84,237
               William R. Russell                     5,381,454          83,077

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

                                   FPIC Insurance Group, Inc.



                                   /s/ Robert B. Finch
                                   -------------------------------------------
August 13, 1997                    Robert B. Finch, Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (a duly authorized officer and the principal
                                   financial officer of the registrant)