Form 10-Q
period 1997-09-30
FPIC INSURANCE GROUP INC
filed 1997-11-13
CIK 1010247

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from
____________to ___________.

Commission file number 1-11983

                           FPIC Insurance Group, Inc.
             (Exact name of registrant as specified in its charter)

         Florida                                           59-3359111
(State or other jurisdiction                             (IRS Employer
of incorporation of organization)                          Identification No.)

1000 Riverside Avenue, Suite 800,  Jacksonville,  FL     32204
 (Address of principal executive offices)              (Zip Code)

                                 (904) 354-5910
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

As of October 31, 1997 there were 9,028,918 shares of the registrant's common stock outstanding.

                                Table of Contents

Part I - Financial Information

         Item 1.  Consolidated Financial Statements (unaudited)
                    of FPIC Insurance Group, Inc. and Subsidiaries:

                    Consolidated Balance Sheets..............................3

                    Consolidated Statements of Income........................4

                    Consolidated Statements of Cash Flows....................5

                    Notes to the Consolidated Financial Statements...........6

         Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations......9

Part II - Other Information

         Item 1.    Legal Proceedings.......................................14

         Item 2.    Changes in Securities...................................14

         Item 3.    Defaults Upon Senior Securities.........................14

         Item 4.    Submission of Matters to a Vote of Security Holders.....14

         Item 5.    Other Information.......................................14

         Item 6.    Exhibits and Reports on Form 8-K........................14

Signatures..................................................................14

                                                  FPIC Insurance Group, Inc.
                                                 Consolidated Balance Sheets

                                                                            9/30/97                 12/31/96
                                                                     ===================     ====================
                                                                          (unaudited)

Assets
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value ...........................   $254,645,509            $ 234,650,172
     Common stocks, at fair value ....................................      2,516,949                  185,000
     Real estate investments .........................................      4,235,905                3,661,726
     Other invested assets ...........................................      2,000,000                        0
                                                                         ------------            -------------

    Total Investments ................................................    263,398,363              238,496,898
                                                                         ------------            -------------

      Cash and cash equivalents ......................................      5,210,091                5,463,096
      Premiums receivable, net .......................................     17,078,402               12,551,992
      Accrued investment income ......................................      4,514,072                3,641,391
      Reinsurance recoverable on paid losses .........................        580,347                   73,873
      Due from reinsurers on unpaid losses and advance premiums ......     11,567,618               12,020,239
      Deposits with reinsurers .......................................     17,775,228               16,419,179
      Property and equipment, net of accumulated depreciation ........      1,865,526                1,617,750
      Deferred policy acquisition costs ..............................      1,802,834                1,212,035
      Deferred income taxes ..........................................      6,779,216                8,913,225
      Finance charge receivable ......................................        343,753                  230,443
      Prepaid expenses ...............................................         22,688                  409,718
      Goodwill .......................................................      3,318,426                1,989,113
      Other assets ...................................................      1,874,027                  513,566
                                                                         ------------            -------------

     Total Assets ....................................................   $336,130,591            $ 303,552,518
                                                                         ============            =============

Liabilities and Shareholders' Equity

Liabilities
       Loss and loss adjustment expense reserves .....................   $184,664,000            $ 172,738,000
       Unearned premiums .............................................     33,050,416               23,458,641
       Paid in advance and unprocessed ...............................        991,706                5,250,755
       Short term debt ...............................................      2,000,000                        0
       FIGA accrual ..................................................        372,622                1,345,244
       Accrued expenses and other liabilities ........................      4,365,173                4,348,488
                                                                         ------------            -------------

     Total Liabilities ...............................................    225,443,917              207,141,128
                                                                         ------------            -------------

Shareholders' Equity
        Preferred stock, $.10 par value, 50,000,000 shares authorized;
        no shares issued and outstanding .............................           --                      --
        Common stock, $.10 par value: 25,000,000 shares authorized;
        9,028,918 and 9,021,670 shares issued and outstanding
         in 1997 and 1996, respectively ..............................        902,891                  902,167
        Additional paid-in capital ...................................     22,369,894               22,444,711
        Net unrealized gain on investments ...........................      2,268,469                   80,169
        Retained earnings ............................................     85,145,420               73,166,334
                                                                         ------------            -------------
                                                                          110,686,674               96,593,381
        Less Treasury Stock (19,569 common shares) ...................              0                 (181,991)
                                                                         ------------            -------------

     Total Shareholders' Equity ......................................    110,686,674               96,411,390
                                                                         ------------            -------------

     Total Liabilities and Shareholders' Equity ......................   $336,130,591            $ 303,552,518
                                                                         ============            =============

 See accompanying notes.

                                               FPIC Insurance Group, Inc.
                                           Consolidated Statements of Income
                                                      (Unaudited)


                                                         Three months ended September 30     Nine months ended September 30
                                                       ==================================   =================================
                                                                1997          1996               1997            1996
                                                             ==========    ==========        ===========     ===========

Revenues
     Net premiums earned ................................   $16,188,199   $14,581,152       $ 47,771,848    $ 41,172,622
     Net investment income ..............................     3,757,665     3,495,433         11,234,712      10,020,808
     Net realized investment losses .....................         7,758        16,281            (46,483)        (19,435)
     Claims administration fees .........................     2,224,914     1,022,215          6,065,579       2,962,669
     Commission income ..................................       758,594       552,342          1,147,222         850,130
     Other income .......................................       766,578       670,887          2,181,729       1,588,166
                                                            -----------   -----------       ------------    ------------

                     Total revenues .....................    23,703,708    20,338,310         68,354,607      56,574,960
                                                            -----------   -----------       ------------    ------------


Expenses
     Net losses and loss adjustment expenses ............    14,014,005    12,523,073         40,717,230      35,191,348
     Other operating expenses ...........................     1,492,201     1,471,294          4,632,288       4,363,295
     Claims administration expenses .....................     2,196,916     1,076,165          6,065,610       3,101,945
                                                            -----------   -----------       ------------    ------------

                      Total expenses ....................    17,703,122    15,070,532         51,415,128      42,656,588
                                                            -----------   -----------       ------------    ------------


     Income before income taxes .........................     6,000,586     5,267,778         16,939,479      13,918,372

     Income taxes .......................................     1,722,276     1,639,479          4,960,393       4,331,220
                                                            -----------   -----------       ------------    ------------


                       Net income .......................   $ 4,278,310   $ 3,628,299       $ 11,979,086    $  9,587,152
                                                            ===========   ===========       ============    ============


                       Net income per common share ......   $      0.46   $      0.43       $       1.28    $       1.13
                                                            ===========   ===========       ============    ============

                       Weighted average common and common
                        share equivalents outstanding ...     9,382,477     8,480,854          9,373,541       8,480,854
                                                            ===========   ===========       ============    ============

 See accompanying notes.

                           FPIC Insurance Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine months ended September 30
                                                                       ====================================
                                                                               1997               1996
                                                                           =============     =============

Cash flows from operating activities
     Net income                                                             $11,979,086        $9,587,152
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                         1,610,866         1,309,179
                Realized losses on investments                                   46,483            19,435
                Deferred income taxes                                         1,232,519         1,199,195
                Changes in assets and liabilities:
                        Premiums receivable                                  (4,526,410)       (4,284,572)
                        Accrued investment income                              (872,681)         (959,664)
                        Reinsurance recoverable on paid losses                 (506,474)           48,804
                        Due from reinsurers on unpaid losses
                             and advance premiums                               452,621          (763,924)
                        Deposits with reinsurers                             (1,356,049)       (1,257,172)
                        Deferred policy acquisition costs                      (590,799)         (661,032)
                        Federal income tax receivable                                 0           795,342
                        Other assets                                         (1,360,461)          (65,054)
                        Prepaid expenses and finance charge receivable          273,720           (17,750)
                        Loss and loss adjustment expense reserves            11,926,000         5,175,000
                        Unearned premiums                                     9,591,775         9,164,319
                        Paid in advance and unprocessed                      (4,259,049)       (2,874,283)
                        FIGA accrual                                           (972,622)         (584,692)
                        Accrued expenses and other liabilities                   16,685         1,260,047
                                                                      ------------------  ----------------

                 Net cash provided by operating activities                   22,685,210        17,090,330
                                                                      ------------------  ----------------

 Cash flows from investing activities
     Proceeds from sale of short-term investments                                     0           500,000
     Proceeds from sale or maturity of securities available-for-sale         59,670,167        52,335,037
     Purchase of securities available-for-sale                              (77,785,864)      (63,736,505)
     Purchase of goodwill                                                    (1,077,173)       (1,000,000)
     Purchase of real estate investments                                       (628,237)           (8,142)
     Purchase of common stock                                                (2,331,949)          (45,000)
     Purchase of subsidiary's net other assets                                 (289,384)                0
     Purchase of property and equipment, net                                   (603,673)          (34,824)
                                                                      ------------------  -----------------

                Net cash used in investing activities                       (23,046,113)      (11,989,434)
                                                                      ------------------  -----------------

Cash flows from financing activities
     Issuance of common stock, net                                              107,898         3,980,496
    Dividends paid on common stock                                                    0          (813,964)
                                                                     -------------------  ------------------

               Net cash provided by financing activities                        107,898         3,166,532
                                                                     -------------------  ------------------

               Net (decrease) increase in cash                                 (253,005)        8,267,428

Cash and cash equivalents, beginning of period                                5,463,096           494,095
                                                                     -------------------  ------------------

               Cash and cash equivalents, end of period                      $5,210,091        $8,761,523
                                                                     ===================  ===================

Supplemental disclosure of cash flow information:
    Federal income taxes paid                                                $2,216,000        $2,411,212
    Interest paid                                                                    $0                $0

 See accompanying notes.

                           FPIC INSURANCE GROUP, INC.

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

FPIC Insurance Group, Inc. (the Company) is a Florida corporation formed by Florida Physicians Insurance Company, Inc. (FPIC) to serve as a holding corporation for FPIC and other subsidiaries. On September 11, 1996, FPIC and the Company consummated a Reorganization which generally provided that each share of common stock of FPIC, par value $1 per share, would be exchanged for five shares of common stock of the Company, par value $.10 per share.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, FPIC and McCreary Corporation, including its subsidiary, Employers Mutual, Inc., which was acquired on January 17, 1997, together referred to as McCreary, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission on Form 10-K on March 26, 1997.


2.  Loss and Loss Adjustment Expense Liability

The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments which become necessary are included in current income. Incurred losses and loss adjustment expenses for the nine-month periods ended September 30, 1997 and 1996 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

3.  Income Taxes

Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

4.  Investments

Proceeds  from sales of  investments  available-for-sale  were  $59,670,167  and
$52,335,037   during  the  nine  months  ended  September  30,  1997  and  1996, respectively.

Gross realized gains and (losses) from sales of debt securities based on specific identification, were $40,791 and ($87,274); and $48,385 and ($86,992) for the nine months ended September 30, 1997 and 1996, respectively.

The  amortized  cost  of  investments  in  securities   available-for-sale   was
$251,208,434  and  $234,528,705  as of September 30, 1997 and December 31, 1996,
respectively.

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

On July 1, 1997, the Company purchased 20% of the common stock of APS Insurance Services, Inc. (APS), a Texas insurance service corporation, for a cost of $2,000,000. The purchase agreement provides an option to purchase an additional 35% of the common stock of APS after two years, allowing the Company 55% ownership.

On September 22, 1997, the Company entered into an agreement in principle with Frontier Insurance Group, Inc. (Frontier) to combine their medical professional liability businesses in Florida. Beginning December 1, 1997, the Company's subsidiary, FPIC, will assume underwriting Frontier's Florida book of business. The transaction is subject to a definitive agreement, but is estimated to cost $3.2 million, payable in cash and restricted common stock, with additional adjustments based on the number of Frontier policyholders that eventually become insured by FPIC. In addition, the two companies will establish a jointly-owned claims entity in two locations in Florida.

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

 8.   Borrowing Arrangements

The Company maintains a $10,000,000 revolving credit facility. The credit facility agreement terminates on May 31, 1999. The Company is not required to maintain compensating balances in connection with this credit facilty.
As of September 30, 1997, $2,000,000 had been borrowed under this agreement.

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

On July 1, 1997, the Company completed the purchase of a 20 percent interest in APS Insurance Services, Inc. (APS) for $2 million, with the option to purchase an additional 35 percent after two years. The primary source of revenue for APS is fee income from its subsidiary that manages the business of a medical professional liability company domiciled in Texas. This interest will allow FPIC, recently licensed in Texas, an opportunity to expand its market potential in that state.

On September 22, 1997, the Company entered into an agreement in principle with Frontier Insurance Group, Inc. (Frontier) to combine their medical professional liability businesses in Florida. Beginning December 1, 1997, and continuing for 12 months thereafter, the Company's subsidiary, FPIC, will begin soliciting Frontier's Florida book of business. The transaction is subject to a definitive agreement and will cost a one-time fee of 40% of the premium FPIC writes. An initial purchase price of $3.2 million has been set and will be paid in Company common stock with a final adjustment based on the number of Frontier policyholders that eventually become insured by FPIC, which will be paid in cash. In addition, the two companies will establish a jointly-owned claims entity in two locations in Florida.

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

Results of Operations - Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Premiums

Direct premium written increased $1.8 million, or 10.8%, from $16.7 million for the three months ended September 30, 1996 to $18.5 million for the three months ended September 30, 1997. Net premium earned increased $1.6 million, or 11.0%, from $14.6 million for the three months ended September 30, 1996 to $16.2 million for the three months ended September 30, 1997. These increases were primarily due to an increase in the number of insureds, a rate increase of 2.4% on physician MPL premiums effective January 1, 1997, and $1.1 million of new premium written in Texas.

Net Investment Income

Net investment income increased $0.3 million, or 8.6%, from $3.5 million for the three months ended September 30, 1996 to $3.8 million for the three months ended September 30, 1997. The increase is due to an increase in invested assets, primarily in tax-exempt securities.

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

Claims administration fees and commission income nearly doubled, from $1.6 million for the three months ended September 30, 1996 to $3.0 million for the three months ended September 30, 1997. This increase is attributable to the addition of new contracts and the inclusion of the EMI revenue of $1.2 million for the three months ended September 30, 1997.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $1.5 million, or 12%, from $12.5 million for the three months ended September 30, 1996 to $14.0 million for the three months ended September 30, 1997, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 85.9% for the three months ended September 30, 1996 and 86.6% for the three months ended September 30, 1997. The Company currently estimates its anticipated reserve redundancy for the year based on a continuous analysis of frequency and severity trends, and allocates it evenly over the quarters. Any negative development, however, would be recorded in the quarter when a change in trends becomes known.

Claims Administration Expenses

These expenses relate entirely to the operation of McCreary, and doubled from $1.1 million for the three months ended September 30, 1996 to $2.2 million for the three months ended September 30, 1997. This increase was primarily attributable to the addition of the EMI operations ($1.0 million) and an increase in the core operations of McCreary.

Net Income

Net income increased $0.7 million, or 19.4%, from $3.6 million for the three months ended September 30, 1996 to $4.3 million for the three months ended September 30, 1997. Net income per common share (fully diluted) increased $0.03, or 7.0%, from $0.43 per share for the three months ended September 30, 1996 to $0.46 per share for the three months ended September 30, 1997.

Results of Operations - Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1996

Premiums

Direct premium written increased $9.2 million, or 16.8%, from $54.8 million for the six months ended September 30, 1996 to $64.0 million for the nine months ended September 30, 1997. This increase was primarily attributable to an increase in 1997 in the number of insureds, an increase in the average premium per insured, and $1.9 million of new premium written in Texas. Reinsurance premium ceded increased $2.2 million, or 50.0 %, from $4.4 million for the nine months ended September 30, 1996 to $6.6 million for the nine months ended September 30, 1997 because of increased premium and the addition of the premium in Texas. Net premium earned increased $6.6 million, or 16.0%, from $41.2 million for the nine months ended September 30, 1996 to $47.8 million for the nine months ended September 30, 1997 for the foregoing reasons.

Net Investment Income

Net investment income increased $1.2 million, or 12.0%, from $10.0 million for the nine months ended September 30, 1996 to $11.2 million for the nine months ended September 30, 1997. This increase was primarily attributable to an increase in the amount of invested assets and the high level of current return in the portfolio. This was partially offset by a decrease in the current yield, as the Company increased its investment in tax-exempt securities.

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

Claims Administration Fees and Commission Income

Claims administration fees and commission income increased $3.4 million, or 89.5%, from $3.8 million for the nine months ended September 30, 1996 to $7.2 million for the nine months ended September 30, 1997. This increase was attributable to the addition of new contracts and the inclusion of the EMI revenue of $3.1 million for the nine month period ended September 30, 1997.

Other Income

Other income, comprised principally of finance charges on premiums internally financed by the Company, increased $0.6 million, or 37.5%, from $1.6 million for the nine months ended September 30, 1996 to $2.2 million for the nine months ended September 30, 1997. This increase was primarily attributable to the increase in the amount of premium financed and the absence of expenses incurred in 1996 related to the reorganization of the Company into a holding company.

Net Losses and Loss Adjustment Expense (LAE)

Net losses and LAE increased $5.5 million, or 15.6%, from $35.2 million for the nine months ended September 30, 1996 to $40.7 million for the nine months ended September 30, 1997 reflecting in part the increase in insured exposures in 1997. The loss ratios of 85.4% for the nine months ended September 30, 1996 and 85.2% for the nine months ended September 30, 1997 reflect the stability FPIC has experienced in its loss trends in recent years. The Company currently estimates its anticipated reserve redundancy for the year based on a continuous analysis of frequency and severity trends, and allocates it evenly over the quarters. Any negative development, however, would be recorded in the quarter when a change in trends becomes known.

Other Operating Expenses

Other operating expenses increased $0.2 million, or 4.6%, from $4.4 million for the nine months ended September 30, 1996 to $4.6 million for the nine months ended September 30, 1997. This increase was primarily attributable to an increase in commission expense to agents and general and administrative expenses.

Claims Administrative Expenses

These expenses relate entirely to the operations of McCreary, and increased $3.0 million, from $3.1 million for the nine months ended September 30, 1996 to $6.1 million for the nine months ended September 30, 1997. This increase was primarily attributable to the addition of the EMI operation, which added $2.7 million in expenses, and an increase in the core operations of McCreary.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided by these activities was $22.7 million during the nine months ended September 30, 1997 and was sufficient to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes.

On September 30, 1997, the Company secured a revolving credit facility with a Florida lending institution to meet certain non-operating cash needs as they may arise. The credit facility terminates May 31, 1999 and is not to exceed $10 million in principal. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this credit facility. On September 30, 1997, the Company borrowed $2 million against the credit facility for non-operating purposes.

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

                                   FPIC Insurance Group, Inc.



                                   ___/s/ Robert B. Finch________________
November 13, 1997                  Robert B. Finch, Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (a duly authorized officer and the principal
                                    financial officer of the registrant)