Form 10-K405
period 1997-12-31
FPIC INSURANCE GROUP INC
filed 1998-03-26
CIK 1010247

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark one)

   [X] ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the fiscal year ended December 31, 1997

                                     OR

   [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from _______ to ________
              Commission file number __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The Aggregate market value of the Registrant's Common Stock (its only voting stock) held by non-affiliates of the Registrant as of March 13, 1998 was approximately $277,249,000.

As of March 13, 1998, there were 9,204,031 shares of the Registrant's Common Stock, $.10 Par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Shareholders' Meeting are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                          FPIC INSURANCE GROUP, INC.
                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

                                                              PART I


            Item 1.          Business                                                                             1

            Item 2.          Properties                                                                           11

            Item 3.          Legal Proceedings                                                                    11

            Item 4.          Submission of Matters to a Vote of Security Holders                                  11

                                                             PART II

            Item 5.          Market for the Registrants' Common Stock and
                             Related Stockholder Matters                                                          11

            Item 6.          Selected Financial Data                                                              12

            Item 7.          Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                  13

            Item 8.          Financial Statements and Supplementary Data                                          22

            Item 9.          Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                                  22

                                                             PART III

            Item 10.         Directors and Executive Officers of the Registrant                                   22

            Item 11.         Executive Compensation                                                               23

            Item 12.         Security Ownership of Certain Beneficial Owners and Management                       23

            Item 13.         Certain Relationships and Related Transactions                                       23

                                                             PART IV

            Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                      23

                                    PART I
Item 1.  Business

General

FPIC Insurance Group, Inc. (the Company) was formed in 1996. On June 11, 1996, the shareholders of Florida Physicians Insurance Company, Inc. (FPIC) approved the formation of a holding company structure (the Reorganization) that resulted in FPIC becoming a subsidiary of the Company. In connection with the Reorganization, FPIC's shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of FPIC's common stock. The purposes of the Reorganization included providing a more flexible operating structure, increasing financial flexibility and satisfying the liquidity needs of the Company's shareholders. The Company has three wholly-owned subsidiaries: FPIC, FPIC Insurance Agency, Inc. (the Agency) and McCreary Corporation (McCreary).

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

The MPL premium in Florida accounts for approximately 93% of the Company's total premiums written. As of December 31, 1997, the Company was also licensed in Alabama, Georgia, Kentucky, Ohio, Pennsylvania, Texas and West Virginia, and will begin marketing in each such states when it determines that an opportunity exists to write profitable business.

Insurance is the Company's only significant industry segment. For financial information relating to the Company's operations, see Management's Discussion and Analysis and the notes to the Consolidated Financial Statements, which are incorporated herein by reference.

Insurance Products

The Company has developed a variety of insurance products for participants in the healthcare industry. These products include: MPL insurance for medical professionals, managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, AHCA/OSHA insurance coverage, provider stop loss insurance, third party administration and group accident and health coverage. The following table summarizes by product the premium for the periods indicated.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        1997          1996            1995
                                                        ----          ----            ----
                                                                 (IN THOUSANDS)
Medical professional liability for physicians          $71,056      $58,860          $52,134
Medical professional liability for dentists              3,726        3,539            3,190
Managed care                                               130          330              215
Professional and comprehensive general liability           814          627              317
AHCA/OSHA                                                1,056          936              785
Group accident and health                                  989            0                0
                                                       -------      -------          -------
               Totals                                  $77,771      $64,292          $56,641
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

MPL policies are issued on a "claims-made" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. MPL insurance policies offered by the Company are issued with liability limits up to $5.0 million per incident and $7.0 million in annual aggregate for physicians and $1.0 million per incident and $3.0 million in annual aggregate for dentists.
At December 31, 1997, the Company had 4,872 physician insureds and 1,772 dentist insureds. For the year ended December 31, 1997, the Company has $74.8 million in direct premium written from MPL insurance, representing 96% of the Company's total direct premium written.

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

Professional and Comprehensive General Liability. The Company also offers professional and comprehensive general liability insurance to healthcare facilities, such as ambulatory surgery centers and walk-in medical care clinics. The policy issued to healthcare facilities provides protection for professional liability related to the operation of a healthcare facility and its various staff committees, together with comprehensive general liability. Professional liability insurance is offered by the Company to healthcare facilities on a claims-made basis. Commercial general liability is available on a claims-made or occurrence basis, although all policies issued as of December 31, 1997 were on a claims-made basis. The limits of coverage for these policies available to non-hospital healthcare facilities is $1.0 million per incident and $3.0 million in annual aggregate and to hospitals is $10.0 million per incident and $10.0 million in annual aggregate. Higher liability limits are placed through facultative reinsurance arrangements. As of December 31, 1997, the Company had 17 facility insureds.

AHCA/OSHA.   The Company also offers defense coverage to physicians and dentists for costs associated with investigations initiated by Florida's Agency for Healthcare Administration ("AHCA") as well as the Occupational Safety and Health Administration ("OSHA"). This coverage is offered to the Company's insureds for investigations that are not related to an MPL claim; investigations related to an MPL claim are provided to the Company's insureds as part of their policy coverage. AHCA/OSHA coverage is also offered to physicians and dentists not otherwise insured by the Company. Policy limits for this coverage are $25,000 per incident and $75,000 in annual aggregate.
For the year ended December 31, 1997, the Company had $1.1 million in direct premium written from AHCA/OSHA insurance, representing 1.4% of the Company's total direct premium written.

Group Accident and Health. The Company began writing and assuming group accident and health (A&H) premium in 1997. Through its relationship with the Florida Dental Association (FDA), the Company will underwrite a small employer, limited risk, accident and health program for dentists. The A&H insurance provides comprehensive coverage for preventive care and medically necessary expenses at various deductible, co-insurance and stop loss limits.

Third Party Services. Through McCreary and its subsidiary, Employers Mutual, Inc. (EMI), the Company offers third party administration services. McCreary specializes in the administration of self insurance plans for large employers. The lines of insurance that McCreary primarily administers are group health, workers' compensation, general liability and property. The main product of EMI is the administration for emerging managed care organizations. The Company intends to offer these services to its existing and potential customer base of healthcare facilities and managed care organizations on both a self insured basis and a fully insured basis. For the year ended December 31, 1997, McCreary contributed $10.5 million to the Company's total revenue.

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

Marketing and Policyholder Services

The Company's insurance products are primarily marketed by independent agencies. In addition, insurance products are sold by the Company directly. As of December 31, 1997, the Company's products were sold through 111 independent agencies. During 1997, approximately 75% of the Company's MPL direct premium written was produced by independent agents, five of which accounted for approximately 53% of such premiums. The Company added 24 new independent agencies in 1997. The insurance products that are sold by the Company directly are a result of direct requests from physicians.

An integral part of the Company's marketing strategy is targeting segments of the MPL industry that it believes generate above average underwriting profits. The Company has identified certain medical specialties and "claims-free" physicians as segments in which it wishes to increase its market share. This marketing strategy includes sending targeted physicians personal mail solicitation packages, encouraging agents to refer targeted physicians and providing an expedited application process for those physicians. As a result of this strategy, approximately 50% of the increase in direct premium written in 1997 was received from physicians in the targeted specialties.

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

Underwriting

The underwriting of the Company's MPL insurance is performed internally by five underwriters with over 40 years of combined experience underwriting MPL insurance for the Company. The Company has given its internal underwriting department complete authority for all initial underwriting decisions. The Company's agents have no binding authority.

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

Claims

The Company's claims department is responsible for the supervision of claims investigation, the establishment of case reserves, case management, development of the defense strategy and the coordination and control of attorneys engaged by the Company. The Company's claims department has 19 employees, including 4 supervisors and 5 field investigators who are located in Orlando, Tampa, Miami and Jacksonville in order to provide localized and timely attention to claims. Employees in the claims department with settlement authority have an average of 15 years of experience with the Company.

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

Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates to mitigate concentration of credit risk. General Reinsurance Corporation is the Company's largest reinsurer of MPL insurance, with 25% of the ceded risks and for professional and comprehensive general liability insurance, with 50% of the ceded risks. The Company relies on reinsurance brokers and intermediaries to assist in the analysis of the credit quality of its reinsurers. The Company also requires reinsurers that are not authorized to do business in Florida to post an evergreen letter of credit to secure their reinsurance recoverables.

Reinsurance ceded is recorded on a gross basis. Ceding commissions, which are 25 percent of gross ceded premiums, are deducted from other operating expenses. Ceding commissions were $1.4 million in 1997 and $1.2 million in each of the years ended 1996 and 1995. In the event the Company has the opportunity to settle a claim within policy limits but fails to do so, and a judgment is rendered against a policyholder for an amount exceeding the policy limit, the Company may be charged with bad faith in failing to settle. The Company may be held responsible for the amount exceeding the policy limit or extra contractual damages. Beginning in 1996, the Company's primary reinsurance contract includes coverage for policies with limits greater than or equal to $1 million for which the claim exceeds policy limits or extra contractual damage. In the past five years, the Company has not paid a claim, including bad faith claims, in excess of $3.0 million.

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

The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. The inherent uncertainty of establishing reserves is relatively greater for companies writing long-tail casualty insurance, including MPL insurance, due primarily to the long-term nature of the resolution of claims. The Company utilizes both its staff and independent actuaries in establishing its reserves. The Company's independent actuaries review the Company's loss and LAE reserves bi-annually and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of losses, loss retention levels and premium rates, in establishing the amount of its loss and LAE reserves.
The Company continually refines reserve estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. MPL insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions.

The following table sets forth the development of loss and LAE reserves of the Company for the 10-year period ended December 31, 1997:

Year Ended December 31        1997     1996     1995     1994     1993     1992     1991     1990     1989     1988     1987
Balance Sheet Reserves(2)     188,086  172,738  164,506  152,268  138,745  126,651  118,995  119,031   97,302   79,893   63,088

Reestimated Liability (2)
  As Of:
    One year later                     154,066  140,322  137,746  128,333   98,706  101,844  103,523  104,996   92,801   80,637
    Two years later                             130,137  113,682  111,028   89,182   80,716   86,133   89,427   96,179   97,259
    Three years later                                    100,141   91,138   75,848   71,318   64,124   72,164   80,686   97,121
    Four years later                                               82,049   67,535   66,276   56,127   56,695   77,714   90,617
    Five years later                                                        68,472   62,758   54,728   53,007   68,034   88,584
    Six years later                                                                  61,993   53,826   52,714   66,199   83,195
    Seven years later                                                                         52,619   52,412   65,894   83,144
    Eight years later                                                                                  51,451   66,776   82,768
    Nine years later                                                                                            65,783   82,887
    Ten years later                                                                                                      82,550

Cumulative Paid (2)
  As Of:
    One year later                      35,382   35,562   28,701   24,794   25,924   26,482   17,500   22,656   28,900   31,930
    Two years later                              60,450   52,321   44,882   42,401   44,542   37,283   34,656   47,038   64,280
    Three years later                                     63,213   56,806   55,278   52,340   47,357   43,754   55,172   72,868
    Four years later                                               61,825   59,538   56,633   49,655   49,298   61,111   76,213
    Five years later                                                        62,534   58,183   51,869   49,224   64,669   79,289
    Six years later                                                                  58,497   51,504   50,407   63,810   81,434
    Seven years later                                                                         51,593   50,493   64,830   81,646
    Eight years later                                                                                  50,528   64,857   82,043
    Nine years later                                                                                            64,860   82,061
    Ten years later                                                                                                      82,094

Redundancy (Deficiency) (1)             18,672   34,369   52,127   56,696   58,179   57,002   66,412   45,851   14,110  (19,462)
% Redundancy (Deficiency)                 10.8%    20.9%    34.2%    40.9%    45.9%    47.9%    55.8%    47.1%    17.7%  (30.8%)

(1)  There may be a difference of 1 (,000) in the redundancies due to rounding.

(2) Due to the adoption of SFAS No. 113 in 1993, amounts in the years 1993 through 1997 are presented on a gross basis. Amounts in the years 1987 through 1992 are presented net of reinsurance recoverables. Prior to the issuance of SFAS No. 113, the Company maintained its reinsurance records on a net basis. As detailed records on a gross basis are not available for years prior to 1993, the Company has not restated these years on a gross basis.

The following table sets forth an analysis of the Company's reserves for losses and LAE and provides a reconciliation of beginning and ending loss and LAE reserves, net of reinsurance for the periods presented:

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                               1997          1996        1995
                                                               ----          ----        ----
                                                                       (in thousands)
Reserve liability, at beginning of period                   $161,124      $155,318     $143,415
                                                            --------      --------     --------
Provisions for losses and LAE occurring
  in the current period                                       69,126        61,617       58,868
Decrease in estimated losses and
  LAE for claims occurring in prior periods                  (15,115)      (14,669)     (14,029)
                                                            ---------     ---------    ---------
Total incurred during current period                          54,011        46,948       44,839
                                                            --------      --------    ---------

Losses and LAE payments for claims occurring
  during:
  The current period                                           8,061         5,253        4,320
  Prior periods                                               33,103        35,889       28,616
                                                            --------      --------     --------
Total paid during current period                              41,164        41,142       32,936
                                                            --------      --------     --------


Reserve liability, at end of period                         $173,971      $161,124     $155,318
                                                            ========      ========     ========

Gross liability at end of period                            $188,086      $172,738     $164,506
Reinsurance recoverable at end of period                      14,115        11,614        9,188
                                                            --------      --------     --------
Net liability at end of period                              $173,971      $161,124     $155,318
                                                            ========      ========     ========

As shown above, as a result of the Company's bi-annual reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $15.1 million, $14.7 million and $14.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. There can be no assurance concerning future adjustments or reserves, positive or negative, for prior years' claims.

Investment Portfolio

The Company's investment strategy is to maintain a diversified investment-grade fixed income portfolio, provide liquidity and maximize after-tax yield. As of December 31, 1997 the Company's portfolio was managed internally and the Company had $259.6 million of fixed income securities. All of the Company's fixed income securities are classified as available-for-sale.

The Company believes that its focus on income generation rather than capital appreciation has reduced the portfolio's overall volatility. In addition, the Company has invested a greater portion of its portfolio in municipal bonds, which the Company believes generate a greater after-tax return than investments in taxable fixed income securities of comparable risk, duration, and other investment characteristics. The Company does not, and is not contemplating, investing in any off-balance sheet derivative financial investments including futures, options, forwards, interest rate swaps, floors or caps. All of the fixed maturity securities held in the investment portfolio are publicly traded securities.

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

The Company believes that the principal competitive factors in its business in Florida are service, name recognition and price, and that it is competitive in Florida in all of these areas. The Company enjoys strong name recognition in Florida by virtue of having been organized by, and operated for the principal benefit of, Florida physicians. The services offered insureds of the Company as well as the healthcare community in general are intended to promote name recognition and to maintain and improve loyalty among the insureds of the Company. MPL insurance offered by the Company has the exclusive endorsement of both the FMA and the FDA. The Company's MPL insurance is also endorsed by various county medical societies and various state medical specialty societies.

In general, the MPL market in other states is dominated by local carriers who have been able to maintain strong customer loyalty. The same targeted specialty and loss-free approach developed in Florida will be used in these other states. The Company will also recruit and develop an agency force to expand its market, provide service and develop name recognition.

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

Florida insurance law regulates insurance holding company structures, including the Company and its subsidiaries, FPIC, the Agency and McCreary. Each insurance company in a holding company structure is required to register with the Florida Department of Insurance (the "Department of Insurance") and furnish information concerning the operations of companies within the holding company structure that may materially affect the operations, management or financial condition of the insurers within the structure. Pursuant to these laws, the Department of Insurance may examine the Company, and/or FPIC at any time and require disclosure of and/or approval of material transactions involving any insurance subsidiary of the Company, such as extraordinary dividends from FPIC. All transactions within the holding company structure affecting FPIC must be fair and reasonable.

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

The NAIC annually calculates 12 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a "usual range" of results for each ratio, established by the NAIC. In 1997, two of the twelve ratios for the Company were slightly outside the range. Both of these were outside the range because of the effect of the expiration of a finite reinsurance contract in 1997. This contract affected the statutory financial statements in 1997 only and not the GAAP results of the Company. For the years 1996 and 1995, FPIC's results were within the usual range for each of the 12 ratios.


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

Employees

At December 31, 1997, the Company employed 254 persons. None of these employees are covered by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

Item 2.  Properties

The Company's corporate headquarters are located in Jacksonville, Florida. The headquarters property is an 8-story, 70,000 sq. ft. office building owned by the Company where 26,600 sq. ft. of space is occupied for its offices and 8,500 sq. ft. is occupied by McCreary's subsidiary, EMI. The Company and its subsidiaries lease additional facilities that management believes are adequate for the Company's current needs.

Item 3.  Legal Proceedings

There are no material pending legal proceedings against the Company or its subsidiaries other than litigation arising in connection with the settlement of insurance claims.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 1997.


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

1997                                       High Bid                 Low Bid
----                                       --------                 -------
First quarter                                $19.13                  $13.63
Second quarter                               $22.75                  $17.38
Third quarter                                $29.50                  $22.25
Fourth quarter                               $29.75                  $26.50

As of March 5, 1998, the Company estimated that there are approximately 4,700 beneficial owners of the Company's common stock.

During the fourth quarter of 1997, the Company issued 111,663 shares of its common stock to Frontier Insurance Company d/b/a/ Frontier Insurance Company of New York in connection with the Company's acquisition of Frontier's Florida physicians MPL business on a "best-efforts" renewal basis. The shares were not registered under the Securities Act of 1933 in reliance upon the exemption provided from registration by Section 4(2) of the Act and Regulation D.

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

Income Statement Data:
                                  1997         1996         1995        1994         1993
                                  ----         ----         ----        ----         ----
                                        (in thousands, except per share amounts)
Direct written premiums         $77,771      $64,292      $56,641      $52,454      $51,568
Total revenues                   93,216       76,982       69,531       52,306       52,685
Net income                       16,557       13,324       11,686        5,877        8,541
Basic earnings per share          $1.83        $1.57        $1.47         $.76        $1.10
Diluted earnings per share        $1.76        $1.53        $1.47         $.76        $1.10
Cash dividend declared
per share                            $0         $.10         $.10         $.10           $0

Balance Sheet Data:
                                  1997         1996         1995        1994         1993
                                  ----         ----         ----        ----         ----
                                                       (in thousands)
Total investments              $268,300     $238,497     $221,604     $192,867    $180,721
Total assets                    352,849      303,553      276,699      244,266     233,120
Loss and LAE reserves           188,086      172,738      164,506      152,268     138,745
Total liabilities               232,785      207,141      195,143      182,660     169,199
Shareholders' equity            120,064       96,411       81,556       61,606      63,921

Item 7.  Management's Discussion & Analysis
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes appearing elsewhere in this report. The consolidated financial statements include the results of the Company's wholly-owned subsidiary, McCreary Corporation, since July 1, 1995. All amounts have been rounded to the nearest $100,000.

GENERAL

FPIC Insurance Group, Inc. ("FIG" or the "Company") is the largest provider of medical professional liability (MPL) insurance in Florida, based on the total number of physicians and dentists insured. On June 11, 1996, the shareholders of Florida Physicians Insurance Company, Inc. (FPIC) approved the formation of a holding company, FPIC Insurance Group, Inc., to be the parent company for FPIC, the McCreary Corporation (McCreary) and FPIC Insurance Agency, Inc. (the Agency). McCreary also includes its wholly-owned subsidiary, Employers Mutual Inc. (EMI), acquired in January 1997.

The Company's primary sources of revenue are dividends from subsidiaries. The dividends are the result of premium earned and investment income generated from the insurance operations of FPIC, and fee and commission income from McCreary and the Agency. FPIC specializes in liability insurance products and services for the healthcare community, with MPL insurance for physicians and dentists as its primary product. FPIC's MPL insurance is written on a "claims-made" basis (as opposed to an "occurrence" basis) providing protection to the insured only for those claims that arise out of incidents occurring, and of which notice to the insurer is given, while coverage is in effect. The advantage of a claims-made policy is that it allows the insurer to accrue reserves in the year that the claim is reported. Consequently, the insurer is able to measure frequency of claims, and therefore estimate reserves, with greater accuracy.

 The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpected changes in loss trends in any period could have a materially adverse effect on the Company. In addition, reevaluations of loss and loss adjustment expense (LAE) reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. LAE are costs associated with the settlement of claims. The Company's historical results of operations are not necessarily indicative of future earnings.

OVERVIEW

During fiscal 1997, the Company had an exceptional year in almost every financial category, with most business segments growing revenues over 20%. In addition to the top-line growth, the Company's growth in net income exceeded 24% and, despite a competitive Florida medical professional liability market, FPIC was able to grow its direct premiums written 21%. The Company also continued to diversify its revenues in areas other than its physicians MPL core market. Excluding investment income, the amount of revenue generated from non-core market sources grew to 23.7% of total revenues at year-end 1997.

As part of its expansion efforts, the Company completed three transactions in 1997: Employers Mutual, Inc., a third party administrator was purchased in January; a 20% interest in APS Insurance Services Inc., an Austin-based management company for a Texas MPL insurer, was acquired in July; and FPIC's acquisition of Frontier Insurance Company's Florida book of physician MPL business that began renewing in December. The positive impact of these three transactions should be fully realized in the 1998 fiscal year.

INSURANCE OPERATIONS

Relative to FPIC's core MPL business, total insureds increased 14.8%, from 5,952 in 1996 to 6,831 in 1997. Physician insureds grew 15.2%, from 4,229 in 1996 to 4,872 in 1997. Dental insureds grew 5.9%, from 1,674 in 1996 to 1,772 in 1997. All other MPL insureds grew 281.6%, from 49 in 1996 to 187 in 1997. Net premiums earned on the company's MPL business grew 14.8%, from $55.3 million in 1996 to $63.5 million in 1997.

Considerable growth was achieved in other product areas such as legal defense for healthcare provider licensure investigations, group accident and health insurance coverage and errors & omissions and directors & officers liability insurance for managed care organizations. Net premiums earned for these products increased 150%, from $0.8 million in 1996 to $2.0 million in 1997.

FPIC experienced another solid year of underwriting results, with frequency of claims reported continuing its downward trend. In addition, loss experience on the 1995 and prior report years is developing as expected and, in some instances, better than expected. Report years 1996 and 1997 are not mature enough to accurately project at this time.

The combined ratio for the fiscal year, calculated using generally accepted accounting principles (GAAP), declined 1.7% from 95.5% in 1996 to 93.8% in 1997. This positive trend was primarily the result of a 1.2% decrease in the loss ratio and a 0.5% decrease in the FPIC's company's overall expense ratio.

For the year the total return in FPIC's fixed-income investment portfolio was 8.27%, equating to a 9.47% taxable equivalent yield when adjusted for the municipal bond allocation. While FPIC invests primarily in high grade fixed-income securities with an average duration of less than five years, the return on average investments dropped from 5.9% in 1996 to 5.8% in 1997 primarily due to a higher level of invested assets and a greater allocation to federally tax-exempt securities. The total amount of the portfolio invested in tax-free securities increased from 41% in 1996 to 50% in 1997. The current investment policy permits greater allocation to tax-free securities when the taxable equivalent yield exceeds that of taxable securities of comparable credit, maturity and structure. The benefit of this strategy is evidenced by the drop in the Company's effective tax rate from 31% in 1996 to 29% in 1997.

On a consolidated basis, the Company's total investment portfolio grew $29.8 million, or 12.5%, from $238.5 million in 1996 to $268.3 million in 1997. The growth in investments exceeded expectations and consisted of a $5.6 million year-over-year increase in market value for securities held, the reinvestment of $15.7 million in net interest income and a net contribution of $8.5 million from operations and other sources. Net investment income earned increased $1.2 million from $13.6 million in 1996 to $14.8 million in 1997.

ACQUISITIONS AND NEW PRODUCTS

The Company continued to expand TPA operations during the year with McCreary Corporation's acquisition of EMI in January 1997. Combining these operations doubled McCreary's revenues, from $5.3 million in 1996 to $10.5 million in 1997, and increased net income 85.7%, from $0.7 million in 1996 to $1.3 million in 1997.

EMI's primary product, customized administration for emerging managed care organizations, also provides McCreary a new product niche. EMI, with its experienced staff of managed care professionals, will provide managed care related products and services that are specifically geared toward easing the burden that managed care has placed on all healthcare providers. To further enhance profitability, McCreary is focused on creating significant cost savings through investment in technology.

As previously mentioned, on July 1, 1997 the Company acquired a 20% interest in APS Insurance Services, Inc. (APS) for $2,000,000. APS is the management company for American Physicians Insurance Exchange (APIE), which is a Texas MPL insurer with approximately $17 million in direct premiums written in 1997. As a result of this transaction, the Company now directly writes MPL business in Texas for those APIE insureds who require a strongly rated A.M. Best company. During 1997, there were approximately $2.5 million of direct premiums written by the Company under this arrangement.

On December 1, 1997, the Company acquired Frontier Insurance Company's Florida physician MPL business. These policies were acquired on a "best efforts" renewal basis, with an estimate that only 50% of the $16 million in premium written would likely be renewed by FPIC. This led to establishment of an initial expected written premium target of $8 million and 40% of this amount was negotiated as the purchase price. At closing the $3.2 million purchase price was paid by issuing 111,663 shares of Company common stock at an average price of $28.66 each.

The second condition of this transaction calls for an adjustment to the purchase price based on the above formula, to be paid in cash, at the end of the 12 month underwriting period which ends November 30, 1998. This cash payment will reflect any deviation from what develops as the actual renewal results of the book versus what the expected renewal results were at time of closing. Our current estimate now indicates FPIC will renew only 33% of the original $16 million book, a reflection of both the increased MPL competition in Florida and FPIC's more stringent underwriting and pricing policies. If correct, this difference will result in a cash payment back to the Company from Frontier of approximately $1.1 million in early 1999, reducing the purchase price.

An additional benefit to FPIC in conjunction with this transaction was the assumption over time of Frontier's legal division in Florida. This entity acts as an in-house legal department which FPIC believes could lead to a more efficient way to litigate claims. While relationships with outside legal firms will always be an important, value-added component of the claims litigation process, FPIC will continually seek innovative ways to reduce costs and improve litigation results.

In 1997, the Company made several unsolicited offers to negotiate with Physicians Protective Trust Fund (PPTF), a Florida trust fund providing MPL to physicians, for an amount up to $180,000,000 in Company common stock. After several meetings and numerous discussions with the advisors and senior management of PPTF, the Company was unable to negotiate a definitive agreement with PPTF and all discussions ceased in the fourth quarter of 1997. Although the proposal is still outstanding, it is our belief that the management of PPTF is committed to and is diligently pursuing a merger with PICOM Insurance Company (PICOM). At present the Company does not intend to make any other proposals to PPTF.

Another component of FPIC's product diversification plan is the recent agreement to underwrite and administer the Florida Dental Association (FDA) group health plan. The FDA health plan is a very unique cross-selling opportunity whereby FPIC will underwrite a small employer, limited risk, accident and health program for dentists. In addition, the Company's McCreary subsidiary will receive a fee for administering the program. The majority of the premium will begin rolling over in April of 1998. Based on the amount of premium currently in the plan, the Company anticipates $7 million to $8 million of net premiums will be earned in 1998.

In summary, the Company will continue to seek accretive acquisitions, expand geographic territories and develop value-added products and services. As the Company grows, cross-selling opportunities will also be identified to distribute more efficiently these new products and services to our core market and growing base of new customers.

OUTLOOK

Our assessment of the current Florida MPL market indicates the growth prospects for 1998, without any acquisitions, appear to be slowing and may fall to a single digit rate. Some of the reasons we might experience slower MPL growth in the Florida market are:

1) Until the proposed business combination of PPTF and PICOM is either consummated or terminated, there could be a tendency for PPTF insureds not to change carriers during the year due to the potential payout to PPTF policyholders. In the past two years former PPTF insureds have been a consistent source of growth for FPIC.

2) The Company anticipates there will continue to be increasing competition in the Florida MPL market both from the large number of writers already present and new MPL writers entering the state. This competition conceivably could keep pressure on rates.

3) Effective January 1, 1998, FPIC instituted a rate increase averaging 5% overall, with certain diagnostic and primary care specialties increasing 30%. Within these specialties FPIC has continued to realize deteriorating loss experience with loss ratios reaching levels that, over time, could negatively impact earnings.

    The Company's strategy is to increase pricing on these negatively developing medical specialties to the level where, at a minimum, some contribution is being made toward covering related fixed expenses. These specialties make up less than 10% of FPIC's direct premiums written and a portion of this market could be lost in 1998. To date, however, a loss in these specialties is not evident based on early 1998 renewal results. Conversely, FPIC continues to remain very competitive in its target specialties and claims-free program, where applications for new business continue at a strong pace.

Indications are the MPL industry has entered the early stages of a consolidation phase and, as a result of this trend, a number of MPL companies could either merge or be acquired. Management is committed to a disciplined acquisition strategy as a way to increase shareholder value and, in the normal course of business, will evaluate business combinations with other companies. Management believes ideal candidates should be as strong or stronger than the Company, on a relative basis, and that the combination be immediately accretive to earnings. There are a number of capital sources available to finance these transactions including internally generated funds, bank credit facilities and newly issued debt and/or equity securities.

While management continues to closely monitor the growth in core MPL business, the Company is committed to adding new products and services that should result in revenue and profitability growth rates consistent with 1996 and 1997. Any acquisitions, mergers or business combinations that might occur should further enhance these expectations.


Results of Operations - Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Premiums

Direct premiums written and assumed increased $13.5 million, or 21%, from $64.3 million in 1996 to $77.8 million in 1997. This increase was primarily attributable to growth in the number of insureds and a rate increase of 2.4% on physician MPL premiums effective January 1, 1997. In addition, the Company added $2.5 million of direct premium written in Texas and assumed $1.0 million in group accident and health coverage in 1997. Reinsurance premium ceded increased $1.8 million, or 32%, from $5.7 million in 1996 to $7.5 million in 1997 due to the increase in premium written in Texas. Net premiums earned increased $9.4 million, or 17%, from $56.1 million in 1996 to $65.5 million in 1997 due to the increase in direct premiums written and the assumed premium.

Net Investment Income

Net investment income increased $1.2 million, or 9%, from $13.6 million in 1996 to $14.8 million in 1997. The increase was primarily attributable to a higher level of invested assets. The increase was achieved despite a shift in the portfolio from 41% of tax free securities in 1996 to 50% of tax-free securities in 1997. The Company's investment policy is to acquire investment grade fixed income securities with an average duration of approximately five years. Due to the falling interest rate environment, maturities in the portfolio were extended and the average duration of the portfolio was increased from 4.2 years in 1996 to 5.0 years in 1997.

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

Claims administration fees and commission income nearly doubled, from $5.2 million in 1996 to $10.2 million in 1997. This increase is attributable to the addition of new contracts and the inclusion of EMI, which was purchased in 1997 and added revenue of $4.6 million.

Losses and LAE

Losses and LAE increased $7.0 million, or 15%, from $47.0 million in 1996 to $54.0 million in 1997 reflecting, in part, the increase in insureds. The GAAP loss ratios of 82.5% in 1997 and 83.7% in 1996 reflect the stability the Company has experienced in its loss trends in recent years. In connection with the Company's bi-annual reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $15.1 million in 1997 and $14.7 million in 1996. There is no assurance that reserve adequacy reevaluations will produce similar reserve reductions in the future. Factors that could adversely affect the loss and LAE reserve estimate and future redundancies include, but are not limited to, inflation, changes in frequency and severity trends or changes in the judicial or legislative environment. The Company cannot predict whether similar redundancies will be experienced in future years.

The Company believes that its favorable loss and LAE reserve development has primarily resulted from the following factors: (i) tort reform; (ii) the Company's approach to establishing reserves; (iii) the Company's targeting of medical specialties in which it believes it has developed substantial knowledge and experience; and (iv) the Company's targeting of "claims-free" business.

Other Underwriting Expenses

Other underwriting expenses increased $0.8 million, or 12%, from $6.6 million in 1996 to $7.4 million in 1997. This increase was primarily attributable to acquisition costs relating to the increase of insureds and the related premium written, and the expansion into other product lines.

Other Operating Expenses

Other operating expenses more than doubled from $4.1 million in 1996 to $8.5 million in 1997. These expenses are for MCC and this increase was primarily attributed to the inclusion of the EMI operations in the 1997 financial statements.

Income Tax

Income taxes increased $0.8 million, or 13%, from $6.0 million in 1996 to $6.8 million in 1997. This increase was lower than the percentage change in income before tax, which increased 21% to $23.3 million, due to the shift in the investment policy from taxable to tax-free securities.

Net Income

For the reasons stated above, net income increased $3.3 million, or 25%, from $13.3 million in 1996 to $16.6 million in 1997.

Results of Operations - Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Premiums

Direct premium written increased $7.7 million, or 14%, from $56.6 million in 1995 to $64.3 million in 1996. This increase was despite a 2.4% decrease in rates. This increase was primarily attributable to growth in the number of insureds. Reinsurance premium ceded increased $3.4 million, or 148%, from $2.3 million in 1995 to $5.7 million in 1996 due to a return of ceded premium of $3.4 million upon the expiration of a reinsurance contract in 1995 which was recorded as a decrease to ceded premium. Excluding this transaction, reinsurance premium ceded would have decreased $0.1 million. Net premium earned increased $3.4 million, or 6%, from $52.7 million in 1995 to $56.1 million in 1996 due to the increase in direct premium written and the decrease in ceded premium. Excluding the one time effect of the return of ceded premium received in conjunction with the above-mentioned reinsurance contract, net premium earned increased $6.8 million from $49.3 million to $56.1 million.

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

Net Realized Investment Gains (Losses)

Net realized investment losses in 1996 were $0.1 million as compared to net realized investment gains of $0.2 million in 1995. With the buy and hold approach described earlier, net realized investment gains or losses are expected to be minimal.

Claims Administration Fees and Commission Income

Claims administration fees and commission income increased from $2.6 million in 1995 to $5.2 million in 1996. This increase is attributable to the inclusion of a full year of income form McCreary.

Losses and LAE

Losses and LAE increased $2.2 million, or 5%, from $44.8 million in 1995 to $47.0 million in 1996 reflecting, in part, the increase in insureds. The GAAP loss ratios of 83.7% in 1996 and 85.1% in 1995 reflect the stability the Company has experienced in its loss trends in recent years. In connection with the Company's bi-annual reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $14.7 million in 1996 and $14.0 million in 1995. There is no assurance that reserve adequacy reevaluations will produce similar reserve reductions in the future.

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

Other Operating Expenses

Other operating expenses more than doubled from $2.0 million in 1995 to $4.1 million in 1996. These expenses are for McCreary and this increase was primarily attributed to the inclusion of a full year of McCreary operations in the 1996 financial statements.

Income Tax

Income taxes increased $0.1 million, or 2%, from $5.9 million in 1995 to $6.0 million in 1996. Income tax expense was flat even though net income before tax increased by $1.7 million, from $17.6 million in 1995 to $19.3 million in 1996, due to the shift in the investment policy from taxable to tax-free securities.

Net Income

For the reasons stated above, net income increased $1.6 million, or 14%, from $11.7 million in 1995 to $13.3 million in 1996.

Liquidity and Capital Resources

The payment of losses and LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during 1997 to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing use of managed care and adverse legislative changes. In order to compensate for such risk, the Company: (i) maintains what its management considers to be adequate reinsurance; (ii) conducts regular actuarial reviews of loss reserves every six months; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with its fixed income maturities). On September 30, 1997, the Company secured a $10 million revolving credit facility with a Florida lending institution to meet certain non-operating cash needs as they may arise. The credit facility terminates May 31, 1999 and bears interest at various rates at the option of the Company at the time of borrowing. The interest rates range from LIBOR plus 0.50% to Prime less 0.50%. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this credit facility. As of December 31, 1997, the Company had borrowed $2 million against the credit facility for non-operating purposes, at a rate of approximately 6.26%. The Company will continue to evaluate its need to obtain financing sources to meet future non-operating needs.

At December 31, 1997, the Company held approximately $11.2 million in investments scheduled to mature during the next twelve months, which combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As highlighted in the accompanying Consolidated Statements of Cash Flows, the Company generated positive net cash from operations of $29.1 million in 1997.

Shareholder dividends payable by the Company's insurance subsidiary, FPIC, are subject to certain limitations imposed by Florida law. In 1998, FPIC is permitted, within insurance regulatory guidelines, to pay dividends of approximately $12.4 million without prior regulatory approval.

In recent years the National Association of Insurance Commissioners (NAIC) has developed risk-based capital ("RBC") measurements for insurers. The measurements provide state regulators with varying levels of authority based on the adequacy of an insurer's RBC. At December 31, 1997, FPIC's statutory annual statement reported a total adjusted surplus to policyholders of $87.9 million, which is $77.7 million more than the NAIC's authorized RBC control level of $10.2 million. The authorized control level permits an insurance regulator to take whatever regulatory actions are considered necessary to protect the best interests of the policyholders and creditors of the insurer, which may include placing the insurer under regulatory control (i.e., rehabilitation or liquidation). The Florida Department of Insurance has not adopted the NAIC's RBC standards, although it does use the standard to identify companies that may need regulatory attention.

Guaranty Fund Assessments

FPIC is subject to assessment by the Florida Insurance Guaranty Association, Inc. (FIGA) as well as similar associations in other states where it is licensed, for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Standard assessments levied annually by these associations on an "as needed" basis are expensed as paid.

In addition to the standard FIGA assessments, the Florida Legislature may levy special assessments to settle claims caused by certain catastrophic losses. FPIC would be assessed on a basis of premium written. No provision for special assessments was made in the 1997 financial statements. However, damages caused by future catastrophes, such as hurricanes, could subject the Company to additional assessments.

Year 2000

The advent of the year 2000 will pose significant issues for organizations across the country and will require consideration of converting or replacing millions of lines of code. The year 2000 issue exists due to program developers creating databases and programs to store and process a year as a two-digit field. The Company addressed the year 2000 issue when it converted its database and reprogrammed its system software in 1994.

Forward-Looking Statements

The statements which are not historical facts contained in this report are forward-looking statements that involve certain risks and uncertainties. These forward-looking statements include the plans, objectives and expectations of management for future operations relating to the products and future economic performance of the Company. The forward-looking statements are based on assumptions that the Company will continue to: (i) price and market its insurance products competitively; (ii) reserve appropriately for losses and LAE; (iii) maintain its successful handling of claims; and (iv) retain existing agents and key management personnel. The forward-looking statements are also based upon assumptions that (i) competitive conditions within the MPL insurance business will not change materially or adversely; (ii) demand for MPL insurance will remain strong; (iii) the market will accept the Company's new products and services; and (iv) the Company's reinsurers will remain solvent. In addition, if the Company does acquire one or more businesses, management's ability to identify suitable businesses to acquire and to effectively integrate the combined operations of such businesses with the Company may cause the Company's actual results to differ materially from the results anticipated in these forward-looking statements. Assumptions relating to the foregoing are difficult or impossible to predict accurately and many are beyond the control of the Company. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 8.  Financial Statements and Supplementary Data

The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page 29.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required hereunder with respect to directors and the five highest compensated officers will appear under the heading Executive Compensation in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Information regarding the Company's other executive officers is as follows:

         Name                              Age              Capacity
         ----                              ---              --------
R.  Jeannie Whitter                        47               Vice President
Charles W. Emanuel                         47               Vice President and Secretary
Ray A. Carey                               59               Vice President
Kurt F. Driscoll                           47               Vice President
Paul T. Luckman                            41               Vice President
Donald J. Sabia                            39               Vice President and Controller

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

Item 11.  Executive Compensation

The information required herein will appear under the heading Executive Compensation in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required herein will appear under the heading Principal Shareholders and Securities Ownership of Management in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required herein will appear under the heading Certain Relationships and Related Transactions in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.    Financial Statements and Schedules
               ----------------------------------
                 FPIC Insurance Group, Inc.:
                   Independent Auditors' Report
                   Consolidated Balance Sheets at December 31, 1997 and 1996
                   Consolidated Statements of Income for the years ended December 31,
                     1997, 1996 and 1995
                   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
                   Consolidated Statements of Cash Flows for the years ended December 31,
                     1997, 1996 and 1995

         2.    Notes to the Consolidated Financial Statements
               ----------------------------------------------




                (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto)

                  I - Summary of Investments - Other than Related Party Investments
                 II - Condensed Financial Information of Registrant
                III - Supplemental Insurance Information
                 IV - Reinsurance
                  V - Valuation and Qualifying Accounts

            3. Exhibits
               ---------
                Exhibit No.
                -----------

                 3.1   Articles of Incorporation of FPIC Insurance Group, Inc.,
                       incorporated by reference to the Company's Registration Statement on Form
                       S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 3.2   Bylaws of FPIC Insurance Group, Inc., incorporated by reference to the
                       Company's Registration Statement on Form S-4 (Registration No. 333-
                       02040) first filed on March 7, 1996.

                 10(a) Reinsurance Agreement with Cologne Reinsurance Company (Dublin)
                       Ltd, incorporated by reference to the Company's Registration
                       Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(b) Casualty Excess of Loss Treaty Agreement No. AR-4373(97) Final
                       Placement Slip (Practitioner Liability Reinsurance) with Various
                       Subscribing Reinsurers.

                 10(c) Casualty First Excess Cession Treaty Agreement No. AR-4374(97) Final
                       Placement Slip (Healthcare Facilities Liability Reinsurance) with Various
                       Subscribing Reinsurers.

                 10(d) Form of Employment Agreements dated December 30, 1992, amended
                       November 4, 1995, and amended February 28, 1996, between FPIC and
                       William R. Russell and Steven R. Smith, incorporated by reference to the
                       Company's Registration Statement on Form S-4 (Registration No. 333-
                       02040) first filed on March 7, 1996.

                 10(e) Form of Severance Agreements dated February 28, 1996, between FPIC and William R. Russell, Steven R. Smith, Steven M. Rosenbloom, and
                       Robert B. Finch, incorporated by reference to the Company's Registration
                       Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(f) Form of Indemnity Agreement dated February 28, 1996 between the
                       Registrant and Drs. Acosta-Rua, Gause, Shapiro, Selander, White, Bagby,
                       Baratta, Murray, Bridges, Hagen, Van Eldik, Yonge, Messrs. Russell,
                       Smith, Rosenbloom, Finch, Sabia, Emanuel, Carey, Driscoll and
                       Ms. Whitter,  incorporated by reference to the Company's Registration

                       Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996).

                 10(g) Omnibus Incentive Plan, incorporated by reference to the Company's
                       Registration Statement on Form S-4 (Registration No. 333-02040)
                       first filed on March 7, 1996.

                 10(h) Director Stock Option Plan, incorporated by reference to the Company's Registration
                       Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(i) Supplemental Executive Retirement Plan, as amended, incorporated by reference to the Company's Third Quarter Statement on Form 10-Q (Registration No. 0-28730)
                       filed on November 14, 1996.

                 10(j) Excess Benefit Plan, incorporated by reference to the Company's Registration
                       Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                 10(k) Deferred Compensation Plan, incorporated by reference to the Company's
                       Registration Statement on Form S-1 (Registration No. 333-04585) first filed on May 24, 1996.

                 21    Subsidiaries of the Registrant.

                 27    Financial Data Schedule.


(b)   Reports on Form 8-K
      -------------------
None.


                                   SIGNATURES

               Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 14th day of March , 1998.

                                     FPIC Insurance Group, Inc.


                                     By    /s/ William R. Russell
                                        -------------------------------
                                       William R. Russell, President
                                           and Chief Executive Officer


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                             Date


 /s/ William R. Russell                             President, Chief Executive       March 14, 1998
----------------------------------                  Officer and Director
William R. Russell                                  (Principal Executive Officer)


/s/ Robert B. Finch                                 Senior Vice President            March 14, 1998
----------------------------------                  and Chief Financial Officer
Robert B. Finch                                     (Principal Financial Officer)


/s/ Donald J. Sabia                                 Vice President and               March 14, 1998
-----------------------------------                 Controller
Donald J. Sabia                                     (Principal Accounting Officer)


/s/ James G. White                                  Chairman of the Board             March 14, 1998
-----------------------------------
James G. White, M.D.


/s/ Guy T. Selander                                 Vice Chairman                    March 14, 1998
------------------------------------
Guy T. Selander, M.D.


/s/ Gaston J. Acosta-Rua                            Director                         March 14, 1998
------------------------------------
Gaston J. Acosta-Rua, M.D.


/s/ Richard J. Bagby                                Director                         March 14, 1998
------------------------------------
Richard J. Bagby, M.D.


 /s/ Robert O. Baratta                              Director                         March 14, 1998
------------------------------------
Robert O. Baratta, M.D.


/s/ James W. Bridges                                Director                         March 14, 1998
--------------------------------------
James W. Bridges, M.D.


/s/ Curtis E. Gause                                 Director                         March 14, 1998
---------------------------------------
Curtis E. Gause, D.D.S.

/s/ J. Stewart Hagen                                 Director                        March 14, 1998
----------------------------------------
J. Stewart Hagen, M.D.



/s/ Louis C. Murray                                  Director                        March 14, 1998
----------------------------------------
Louis C. Murray, M.D.



/s/ David M. Shapiro                                 Director                        March 14, 1998
-----------------------------------------
David M. Shapiro, M.D.



/s/ Dick L. Van Eldik                                Director                        March 14, 1998
------------------------------------------
Dick L. Van Eldik, M.D.



/s/ Henry M. Yonge                                   Director                        March 14, 1998
-------------------------------------------
Henry M. Yonge, M.D.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG Peat Marwick LLP

Jacksonville, Florida
March 6, 1998

                       FPIC Insurance Group, Inc.
                       Consolidated Balance Sheets
              as of December 31, 1997 and December 31, 1996

                                                                                      12/31/97           12/31/96
                                                                                   --------------    --------------
ASSETS
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                                          $259,574,210      $234,650,172
     Other invested assets                                                             2,000,000                 0
     Common stocks, at fair value                                                      2,540,735           185,000
     Real estate investments                                                           4,184,768         3,661,726
                                                                                   --------------    --------------

    TOTAL INVESTMENTS                                                                268,299,713       238,496,898
                                                                                   --------------    --------------

      Cash and cash equivalents                                                        7,679,822         5,463,096
      Premiums receivable, net of allowance for doubtful
         accounts of $681,175 in 1997 and $383,580 in 1996                            17,924,658        12,551,992
      Accrued investment income                                                        3,740,979         3,641,391
      Reinsurance recoverable on paid losses                                             866,149            73,873
      Due from reinsurers on unpaid losses and advance premiums                       14,115,000        12,020,239
      Deposits with reinsurers                                                        18,070,341        16,419,179
      Property and equipment, net of accumulated depreciation                          2,369,595         1,617,750
      Deferred policy acquisition costs                                                1,411,420         1,212,035
      Deferred income taxes                                                            8,937,094         8,913,225
      Finance charge receivable                                                          281,217           230,443
      Prepaid expenses                                                                   423,328           409,718
      Intangible assets                                                                7,173,841         1,989,113
      Other assets                                                                     1,556,594           513,566
                                                                                   --------------    --------------

     TOTAL ASSETS                                                                   $352,849,751      $303,552,518
                                                                                   ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       Loss and loss adjustment expense reserves                                    $188,086,000      $172,738,000
       Unearned premiums                                                              28,217,537        23,458,641
       Paid in advance and unprocessed                                                 4,782,835         5,250,755
       Short term debt                                                                 2,000,000                 0
       FIGA accrual                                                                            0         1,345,244
       Federal income taxes payable                                                    2,735,527           520,585
       Accrued expenses and other liabilities                                          6,963,432         3,827,903
                                                                                   --------------    --------------

     TOTAL LIABILITIES                                                               232,785,331       207,141,128
                                                                                   --------------    --------------
       Commitments and contingencies (note 15)

SHAREHOLDERS' EQUITY
        Common stock, $.10 par value: 25,000,000 shares authorized;
        9,179,581 and 9,021,670 shares issued and outstanding
        in 1997 and 1996, respectively                                                   917,958           902,167
        Additional paid-in capital                                                    25,789,144        22,444,711
        Net unrealized gain on investments                                             3,634,299            80,169
        Retained earnings                                                             89,723,019        73,166,334
                                                                                   --------------    --------------
                                                                                     120,064,420        96,593,381

        Less Treasury Stock                                                                    0          (181,991)
                                                                                   --------------    --------------

     TOTAL SHAREHOLDERS' EQUITY                                                      120,064,420        96,411,390
                                                                                   --------------    --------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $352,849,751      $303,552,518
                                                                                   ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                        Consolidated Statements of Income
              for the years ended December 31, 1997, 1996 and 1995



                                                                                   1997              1996              1995
                                                                              --------------    --------------    --------------

REVENUES
     Net premiums earned                                                        $65,503,675       $56,074,436       $52,674,850
     Net investment income                                                       14,820,373        13,611,373        11,987,414
     Net realized investment gains (losses)                                          32,065           (71,288)          238,275
     Claims administration and management fees                                    8,758,651         4,071,460         1,904,324
     Commission income                                                            1,465,282         1,120,455           652,848
     Finance charge and other income                                              2,635,985         2,175,079         2,072,811
                                                                              --------------    --------------    --------------

              TOTAL REVENUES                                                     93,216,031        76,981,515        69,530,522
                                                                              --------------    --------------    --------------


EXPENSES
     Net losses and loss adjustment expenses                                     54,010,515        46,947,946        44,839,234
     Other underwriting expenses                                                  7,400,029         6,589,743         5,134,525
     Other operating expenses                                                     8,461,264         4,124,404         1,960,755
                                                                              --------------    --------------    --------------

              TOTAL EXPENSES                                                     69,871,808        57,662,093        51,934,514
                                                                              --------------    --------------    --------------


     Income before income taxes                                                  23,344,223        19,319,422        17,596,008

     Income taxes                                                                 6,787,538         5,995,697         5,909,835
                                                                              --------------    --------------    --------------


              NET INCOME                                                        $16,556,685       $13,323,725       $11,686,173
                                                                              ==============    ==============    ==============


              BASIC EARNINGS PER COMMON SHARE                                         $1.83             $1.57             $1.47
                                                                              ==============    ==============    ==============


              DILUTED EARNINGS PER COMMON SHARE                                       $1.76             $1.53             $1.47
                                                                              ==============    ==============    ==============


              WEIGHTED AVERAGE SHARES OUTSTANDING                                 9,407,093         8,723,967         7,949,750
                                                                              ==============    ==============    ==============



The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
              for the years ended December 31, 1997, 1996 and 1995

                                                                                               ADDITIONAL      NET UNREALIZED
                                                                               COMMON            PAID-IN         GAIN (LOSS)
                                                                               STOCK             CAPITAL       ON INVESTMENTS
                                                                         -----------------------------------------------------
BALANCES, DECEMBER 31, 1994                                                      $775,986       $18,492,687       ($7,414,848)

   Net income

   Issuance of shares, net                                                         37,978           (37,978)

   Payment of cash dividend

   Net unrealized gain on debt securities                                                                           9,040,023
                                                                         -----------------------------------------------------

BALANCES, DECEMBER 31, 1995                                                       813,964        18,454,709         1,625,175

   Net income

   Payment of cash dividend

   Payment of prior year dividend

   Net unrealized loss on debt securities                                                                          (1,545,006)

   Purchase of shares outstanding

   Issuance of shares, net                                                         38,203           (38,203)

   Shares issued and net proceeds received from IPO                                50,000         4,028,205
                                                                         -----------------------------------------------------

BALANCES, DECEMBER 31, 1996                                                       902,167        22,444,711            80,169

     Net income

     Net unrealized gain on debt and equity securities                                                              3,554,130

     Retirement of treasury shares                                                 (1,957)         (180,034)

     Issuance of shares, net                                                       17,748         3,524,467
                                                                         -----------------------------------------------------

BALANCES, DECEMBER 31, 1997                                                      $917,958       $25,789,144        $3,634,299
                                                                         =====================================================


                                                                          RETAINED         TREASURY
                                                                          EARNINGS           STOCK             TOTAL
                                                                         ------------------------------------------------
BALANCES, DECEMBER 31, 1994                                              $49,752,387               $0        $61,606,212

   Net income                                                             11,686,173                          11,686,173

   Issuance of shares, net                                                                                             0

   Payment of cash dividend                                                 (775,986)                           (775,986)

   Net unrealized gain on debt securities                                                                      9,040,023
                                                                         ------------------------------------------------

BALANCES, DECEMBER 31, 1995                                               60,662,574                0         81,556,422

   Net income                                                             13,323,725                          13,323,725

   Payment of cash dividend                                                 (813,965)                           (813,965)

   Payment of prior year dividend                                             (6,000)                             (6,000)

   Net unrealized loss on debt securities                                                                     (1,545,006)

   Purchase of shares outstanding                                                            (181,991)          (181,991)

   Issuance of shares, net                                                                                             0

   Shares issued and net proceeds received from IPO                                                            4,078,205
                                                                         ------------------------------------------------

BALANCES, DECEMBER 31, 1996                                               73,166,334         (181,991)        96,411,390

     Net income                                                           16,556,685                          16,556,685

     Net unrealized gain on debt and equity securities                                                         3,554,130

     Retirement of treasury shares                                                            181,991                  0

     Issuance of shares, net                                                                                   3,542,215
                                                                         ------------------------------------------------

BALANCES, DECEMBER 31, 1997                                              $89,723,019               $0       $120,064,420
                                                                         ================================================


The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1997, 1996, and 1995


                                                                                        1997              1996              1995
                                                                                  --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $16,556,685       $13,323,725       $11,686,173
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                                 2,108,350         1,757,526         1,687,038
                Realized (gains) losses on investments                                  (32,065)           71,288          (238,275)
                Realized loss on sale of equipment                                        7,275                 0                 0
                Bad debt expense                                                        297,595           147,422           153,498
                Loss on write down of real estate investment                                  0                 0           500,000
                Deferred income taxes                                                (1,939,499)        1,355,093           909,805
                Changes in assets and liabilities:
                        Premiums receivable                                          (5,670,261)       (1,853,407)       (1,082,670)
                        Accrued investment income                                       (99,588)         (576,525)          227,653
                        Reinsurance recoverable on paid losses                         (792,276)          735,027          (754,849)
                        Due from reinsurers on unpaid losses and advance premiums    (2,094,761)       (2,539,962)           17,439
                        Deposits with reinsurers                                     (1,651,162)       (1,576,227)       (4,619,072)
                        Deferred policy acquisition costs                              (199,385)         (393,723)         (222,840)
                        Federal income tax receivable                                         0         1,665,764          (401,722)
                        Other assets                                                   (784,846)           38,465          (520,935)
                        Prepaid expenses and finance charge receivable                  (64,385)          (88,142)          (48,371)
                        Loss and loss adjustment expense reserves                    15,348,000         8,232,000        12,238,000
                        Unearned premiums                                             4,758,896         2,510,756         1,641,082
                        Paid in advance and unprocessed                                (467,920)        1,268,612          (519,493)
                        FIGA accrual                                                 (1,345,244)       (1,686,990)         (730,295)
                        Federal income tax payable                                    2,214,942           520,585                 0
                        Accrued expenses and other liabilities                        2,973,378         1,153,818          (146,383)
                                                                                  --------------    --------------    --------------

                 Net cash provided by operating activities                           29,123,729        24,065,105        19,775,783

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term investments                                             0           500,000         4,148,996
     Purchase of short-term investments                                                       0                 0          (803,760)
     Proceeds from sale or maturity of securities available-for-sale                 81,416,058        80,865,600       162,579,137
     Purchase of securities available-for-sale                                     (102,081,907)     (101,186,056)     (182,116,512)
     Purchase of goodwill                                                            (5,407,588)       (1,000,000)       (1,144,879)
     Proceeds from sale of real estate investments                                      281,060                 0                 0
     Purchase of real estate investments                                               (864,224)       (1,021,392)         (225,000)
     Purchase of other invested assets                                               (2,000,000)                0                 0
     Purchase of common stock                                                        (2,331,950)          (60,000)          (60,000)
     Purchase of subsidiary's net other assets and stock                               (285,726)                0          (855,121)
     Purchase of property and equipment, net                                         (1,174,941)         (270,505)          (41,232)
                                                                                  --------------    --------------    --------------

                Net cash (used in) investing activities                             (32,449,218)      (22,172,353)      (18,518,371)

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipt of short term debt                                                        2,000,000                 0                 0
    Issuance of common stock                                                          3,542,215         4,078,205                 0
    Purchase of common stock-treasury                                                         0          (181,991)                0
    Dividends paid on common stock                                                            0          (819,965)         (775,986)
                                                                                  --------------    --------------    --------------

               Net cash provided by (used in) financing activities                    5,542,215         3,076,249          (775,986)
                                                                                  --------------    --------------    --------------

               Net increase in cash and cash equivalents                              2,216,726         4,969,001           481,426

Cash and cash equivalents, beginning of year                                          5,463,096           494,095            12,669
                                                                                  --------------    --------------    --------------

               CASH AND CASH EQUIVALENTS, END OF YEAR                                $7,679,822        $5,463,096          $494,095
                                                                                  ==============    ==============    ==============

Supplemental disclosure of cash flow information:
    Federal income taxes paid                                                        $6,071,204        $2,599,703        $6,071,000
    Exchange of mortgage note for deed on real estate investment                             $0                $0        $2,200,000
    Retirement of treasury stock                                                       $181,991                $0                $0


The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995




1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
FPIC Insurance Group, Inc. (the Company) is an insurance holding company comprised of three wholly-owned subsidiaries: Florida Physicians Insurance Company, Inc. (FPIC), FPIC Insurance Agency (the Agency), and McCreary Corporation and its subsidiary (MCC). On June 11, 1996, the shareholders of FPIC approved the formation of a holding company structure that resulted in FPIC becoming a subsidiary of the Company. In connection with the reorganization, FPIC's shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of FPIC's common stock. FPIC is a licensed casualty insurance carrier and writes professional liability insurance for physicians, dentists, hospitals and other healthcare providers, primarily in the state of Florida. MCC is a third-party administrator of various lines of business in the insurance segment, operating in Florida. The Agency conducts various insurance agency activities.

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). These financial statements include the accounts of FPIC, the Agency, and MCC. Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS
The Company operates in the property and casualty insurance industry, is licensed to write insurance in several states, and is subject to regulation by the Departments of Insurance in these states. Following is a description of the most significant risks facing property and casualty insurers and how the Company mitigates those risks:

Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will change and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those currently recorded in the financial statements. This risk is concentrated in Florida, where the Company writes most of its business, but may expand to other states as it begins writing in those states.

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

Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of insurer's investments. The Company mitigates this risk by following a conservative investment strategy. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Given the Company's liquidity position and prior history, it is unlikely that it would need to liquidate its investment portfolio prior to its scheduled maturity.

Use of Estimates. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ from these estimates.

The estimates most susceptible to change are those used in determining the reserve for losses and loss adjustment expenses. Although considerable variability is inherent in these estimates, management believes that these reserves are adequate. The estimates are continually reviewed and adjusted as necessary in current operations.

INVESTMENTS
The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115).  Under the provisions of SFAS No. 115, the Company is required

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to classify investments in debt securities (bonds, redeemable preferred stocks and mortgage-backed securities) into one of three categories: held-to-maturity, available-for-sale, or trading.

Market values for debt and equity securities were based on quoted market prices or dealer quotations. Where a quoted market price was not available, fair value was measured utilizing quoted market prices for similar securities or by using discounted cash flow methods.

Other invested assets include an investment in a limited partnership. The partnership invests in the stock of publicly held companies operating in the insurance industry.

Investments in common stocks include common stock of affiliates and nonaffiliates and are recorded at market value.

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

REAL ESTATE INVESTMENTS
Real estate investments consist of a building, which includes the Company's home office, various rental units and vacant lots. Depreciation is computed over the estimated useful lives of the property, using the straight-line method. Estimated useful lives range from 27.5 to 39 years. Rental income and expenses are included in net investment income.

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

PROPERTY AND EQUIPMENT
Property and equipment are depreciated on a straight-line basis with estimated useful lives ranging from five to fifteen years.

DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs, principally commissions, are amortized over the estimated life of the insurance contracts.

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

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTANGIBLE ASSETS
In general, the excess of cost over net assets purchased relating to business acquisitions and the cost of insurance and renewal rights purchased is being amortized into income over periods not exceeding forty years using the straight-line method. The carrying value of the intangible assets is reviewed regularly by management by determining whether the amortization of the intangible assets can be recovered through undiscounted future operating cash flows of the acquired operation.

RECOGNITION OF REVENUES
Premiums are recognized as revenues on a monthly pro rata basis over the terms of the policies. Policy terms generally do not exceed one year.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
As more fully described in Note 9, loss and loss adjustment expense reserves are based on actuarial projections of the best estimate of ultimate losses and loss adjustment expenses as interpreted by the Company's independent consulting actuary. The estimated liability is continually reviewed and any adjustments which become necessary are included in current operations.

PER SHARE DATA
Net income per common share is based upon the weighted average number of common shares outstanding during each year. Earnings per share data for all years have been stated giving retroactive effect for the stock split that occurred as a result of the reorganization in June 1996 (see Note 14).

In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement requires specific computations, presentations and disclosures for earnings per share (EPS) amounts in order to make EPS amounts more compatible with international accounting standards. The Company adopted SFAS No. 128 for the period ended December 31, 1997. This statement requires that any prior-period EPS amounts be restated. The adoption of SFAS No. 128 had no effect on diluted EPS amounts reported in prior periods.

ACCOUNTING FOR STOCK-BASED COMPENSATION
In October 1995, SFAS No. 123, "Accounting for Stock-based Compensation" was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements. Effective January 1, 1996, the Company elected to adopt SFAS No.123 on a disclosure basis only. Accordingly, implementation of SFAS No. 123 did not have an effect on the Company's consolidated balance sheet or income statement.

PENSION AND OTHER POSTRETIREMENT PLANS
The Company has a defined benefit plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the years of service (maximum 15 years). The cost of this program is being funded currently.

COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

REPORTING COMPREHENSIVE INCOME
In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. The statement requires that all items that meet the definition of components of comprehensive income be reported in the financial statements for the period in which they are recognized. Effective for fiscal years beginning after December 15, 1997, the Company will present the additional disclosures required under SFAS No. 130.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  INVESTMENTS
The amortized cost and estimated fair value of investments in debt and equity securities as of December 31, 1997 and 1996 were as follows:

                                                                                 1997
                                                                                 ----
                                                                           GROSS          GROSS       ESTIMATED
                                                        AMORTIZED        UNREALIZED     UNREALIZED       FAIR
                                                           COST            GAINS          LOSSES        VALUE
                                                        ---------        ----------     ----------      -----
Securities Available-for-Sale:
  U.S. Treasury securities and obligations
  of U.S. Government corporations
  and agencies                                         $  56,716,848     $  997,833     $ 45,395     $ 57,669,286
  Debt securities issued by states
  and political subdivisions                             102,786,576      2,921,699       30,109      105,678,166
  Corporate securities                                    28,830,440        246,408       75,670       29,001,178
 Mortgage-backed securities                               65,672,904      1,903,177      350,501       67,225,580
                                                       -------------     ----------     --------    -------------

     Total debt securities                               254,006,768      6,069,117      501,675      259,574,210

  Equity securities                                        2,516,949         23,786            0        2,540,735
                                                       -------------     ----------      -------    -------------

Total Securities Available-for-Sale                    $ 256,523,717    $ 6,092,903     $501,675    $ 262,114,945
                                                       =============    ===========     ========    =============


                                                                                 1996
                                                                                 ----
                                                                           GROSS          GROSS       ESTIMATED
                                                        AMORTIZED        UNREALIZED     UNREALIZED       FAIR
                                                           COST            GAINS          LOSSES        VALUE
                                                        ---------        ----------     ----------  -------------
Securities Available-for-Sale:
  U.S. Treasury securities and obligations
  of U.S. Government corporations
  and agencies                                         $  59,509,013    $   133,548   $  317,843     $ 59,324,718
  Debt securities issued by states
  and political subdivisions                              54,042,865        379,025      182,499       54,239,391
  Corporate securities                                    35,603,548        234,194      444,137       35,393,605
 Mortgage-backed securities                               85,373,279      1,163,925      844,746       85,692,458
                                                       -------------    -----------   ----------     ------------

     Total debt securities                               234,528,705      1,910,692    1,789,225      234,650,172

  Equity securities                                          185,000              0            0          185,000
                                                       -------------    -----------   ----------     ------------

Total Securities Available-for-Sale                    $ 234,713,705    $ 1,910,692   $1,789,225     $234,835,172
                                                       =============    ===========   ==========     ============

The Company's other invested assets include an investment in a limited partnership. The asset is recorded at cost of $2,000,000 and the market value at December 31, 1997 was $2,091,538.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The amortized cost and estimated fair value of debt and equity securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

                                                      AMORTIZED                   ESTIMATED
                                                         COST                     FAIR VALUE
                                                         ----                     ----------
Securities Available-for-Sale:
  Due in one year or less                          $  11,217,698                  $  11,200,274
  Due after one year through five years               30,085,215                     30,454,597
  Due after five years through ten years              48,654,909                     49,593,000
  Due after ten years, primarily U.S. Government
  and mortgage-backed securities                     164,048,946                    168,326,339
Equity securities                                      2,516,949                      2,540,735
                                                   -------------                  -------------

    Totals                                         $ 256,523,717                  $ 262,114,945
                                                   =============                  =============

Treasury notes with a carrying value of $2,500,000 and a market value of $2,533,600 were on deposit with the Insurance Department of the State of Florida as of December 31, 1997, as required by law.

For the years ended December 31, 1997, 1996, and 1995, net investment income earned was as follows:

                                                1997               1996              1995
                                                ----               -----             ----
  Investment income earned:
  Bonds and U.S. Government securities      $15,470,451       $ 14,571,284        $ 13,072,522
  Real estate investments                       368,270            305,187             159,224
  Mortgage receivable                                 0                  0             (48,889)
  Other invested assets                         176,877             88,362              34,777
  Short-term investments                        132,721            161,180             497,313
  Cash on hand and on deposit                    13,846              9,232              23,872
                                            -----------       ------------        ------------
  Total investment income earned             16,162,165         15,135,245          13,738,819
  Investment expenses                        (1,341,792)        (1,523,872)         (1,251,405)
  Loss on write down of real estate                   0                  0            (500,000)
                                            ------------      ------------        ------------

  Net investment income                     $14,820,373       $ 13,611,373        $ 11,987,414
                                            ===========       ============        ============

Gross realized gains and gross realized losses on sales of debt securities and real estate investments based on specific identification, were as follows:

                                                  1997               1996              1995
                                                  ----               ----              ----
Gross realized gains-available-for-sale       $    42,643      $      59,804      $   1,100,705
Gross realized losses-available-for-sale          (89,057)          (150,265)          (862,430)
Gross realized gains-real estate                   78,479             19,173                  0
                                              -----------      -------------      -------------

Net realized gains (losses)                   $   32 ,065      $     (71,288)     $     238,275
                                              ===========      =============      =============

The changes in net unrealized gains (losses) on available-for-sale investments were $5,469,762, $(2,340,918), and $13,697,004 in 1997, 1996, and 1995,
respectively.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 3.  REAL ESTATE INVESTMENTS
At December 31, 1997 and 1996, real estate investments consisted of the following:

                                                                  1997               1996
                                                                  ----               ----
Land and building                                           $  3,934,570        $ 3,070,659
Rental units                                                     461,200            722,402
Other                                                             37,670             37,670
                                                            ------------        -----------
                                                               4,433,440          3,830,731
Accumulated depreciation                                        (248,672)          (169,005)
                                                            ------------        -----------

         Net real estate investments                        $  4,184,768        $ 3,661,726
                                                            ============        ===========

Total depreciation expense of real estate investments was $138,598, $54,817, and $45,709 in 1997, 1996, and 1995, respectively.

4.  PROPERTY AND EQUIPMENT
At December 31, 1997, and 1996, property and equipment consisted of the following:

                                                                  1997               1996
                                                                  ----               ----
Leasehold improvements                                      $  1,096,737       $    857,180
Data processing equipment, including software                  1,074,972            871,720
Automobiles                                                      231,647            227,218
Furniture, fixtures and equipment                              1,824,844            914,721
                                                               ---------       ------------
                                                               4,228,200          2,870,839
Accumulated depreciation                                      (1,858,605)        (1,253,089)
                                                            ------------       ------------

         Net property and equipment                         $  2,369,595       $  1,617,750
                                                            ============       ============

Total depreciation expense of property and equipment was $605,516, $389,495, and $328,420, in 1997, 1996, and 1995, respectively.

5.   DEFERRED POLICY ACQUISITION COSTS
Changes in deferred policy acquisition costs for the years ended December 31, 1997, 1996, and 1995, were as follows:

                                                1997              1996              1995
                                                ----              ----              ----
Balance, beginning                         $  1,212,035      $   818,312       $    595,472
Additions                                     4,194,981        3,236,689          2,243,056
Amortization expense                         (3,995,596)      (2,842,966)        (2,020,216)
                                           -------------     -----------       ------------

Balance, ending                            $  1,411,420      $ 1,212,035       $    818,312
                                           ============      ===========       ============

6.  BUSINESS ACQUISITIONS
On July 1, 1995, MCC acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000. The acquisition agreement specified annual payments to be made to the seller from 1996 through 2000.

On January 17, 1997, MCC acquired all of the outstanding common stock of Employers Mutual, Inc. (EMI), a Florida third party administrator, for a cost of $1,250,000 plus certain additional payments based upon earnings.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The earnings of EMI are not material to the consolidated results of the Company. The acquisition agreement specified additional payments, based upon earnings, to be made to the selling shareholders from 1998 through 2001. The remaining contingent payments and the year of payment for these two acquisitions are as follows:

                                                   McCreary         EMI
                                                   --------         ---
                       1998                          800,000        250,000
                       1999                          700,000        250,000
                       2000                          600,000        250,000
                       2001                                0        250,000

These payments are subject to adjustment in accordance with the agreements based on attainment of projected annual earnings from the date of acquisition through 2000. No individual annual payment will exceed the annual earnings, and may be reduced if the projected earnings are not attained for that year. The agreements allow for an additional final payment based on the aggregate earnings compared to the aggregate projected earnings during the earnout period. The effect of these subsequent payments is to increase the original purchase price and the recorded goodwill. In 1997, McCreary met its earnings target and made a $900,000 payment in accordance with the acquisition agreement.

On July 1, 1997, the Company purchased 20% of the common stock of APS Insurance Services, Inc. (APS), a Texas insurance service corporation, for a cost of $2,000,000. The market value of APS approximates the book value at December 31, 1997. The purchase agreement provides an option to purchase an additional 35% of the common stock of APS after two years, allowing the Company 55% ownership. This investment is accounted for under the equity method.

On September 22, 1997, the Company entered into an agreement with Frontier Insurance Group, Inc. (Frontier) to combine their medical professional liability businesses in Florida. Beginning December 1, 1997, the Company's subsidiary, FPIC, began underwriting Frontier's Florida book of business. The cost of the transaction was $3.2 million, payable in the Company's common stock, with a cash adjustment based on actual results. The excess of the purchase price over tangible assets is included in intangible assets and will be amortized over the expected life of this book of business, considering the Company's historical policy renewal rate.

7.  INTANGIBLE ASSETS
Intangible assets include goodwill associated with business acquisitions and at December 31, 1997 and 1996 was as follows:

                                                   1997             1996             1995
                                                   ----             ----             ----
     Balance, beginning                         $  1,989,113     $ 1,108,117         $         0
     Additions at cost                             5,407,588       1,000,000           1,144,879
     Amortization expense                           (222,860)       (119,004)            (36,762)
                                                -------------    -----------         -----------
     Balance, ending                            $  7,173,841     $ 1,989,113         $ 1,108,117
                                                ============     ===========         ===========

8.  BORROWING ARRANGEMENTS
The Company maintains a $10,000,000 revolving credit facility with SunTrust Bank which is payable on demand. The credit facility agreement terminates on May 31, 1999 and bears interest at various rates at the option of the Company at the time of borrowing. The interest rates range from LIBOR plus 0.50% to Prime less 0.50%. The Company is not required to maintain compensating balances in connection with this credit facility. As of December 31, 1997, $2,000,000 had been borrowed under this agreement at a rate of approximately 6.26% and $31,289 of interest expense was accrued.

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

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are estimated by the Company's consulting actuary on an undiscounted basis. The assumptions used in making such estimates and for establishing the resulting reserves are continually reviewed and updated based upon current circumstances, and any adjustments resulting therefrom are reflected in current income.

Activity in the reserves for losses and loss adjustment expenses was as follows:

                                                         YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------
                                               1997               1996               1995
                                               ----               ----               ----
Balance at January 1                       $172,738,000       $164,506,000        $152,268,000
Less reinsurance recoverables                11,614,000          9,188,000           8,853,000
                                          -------------       ------------        ------------

Net balance at January 1                    161,124,000        155,318,000         143,415,000
                                          -------------       ------------        ------------

Incurred related to:
         Current year                        69,126,000         61,617,000          58,868,000
         Prior year                         (15,115,000)       (14,669,000)        (14,029,000)
                                          -------------       ------------        ------------

         Total incurred                      54,011,000         46,948,000          44,839,000
                                          -------------       ------------        ------------

Paid related to:
         Current year                         8,061,000          5,253,000           4,320,000
         Prior year                          33,103,000         35,889,000          28,616,000
                                          -------------       ------------        ------------
         Total paid                          41,164,000         41,142,000          32,936,000
                                          -------------       ------------        ------------

Net balance at end of period                173,971,000        161,124,000         155,318,000
Plus reinsurance recoverables                14,115,000         11,614,000           9,188,000
                                          -------------       ------------        ------------

Balance at December 31                    $ 188,086,000       $172,738,000        $164,506,000
                                          =============       ============        ============

The provision for losses and loss adjustment expenses for prior years (net of reinsurance recoveries of $5,834,000, $4,921,000, and $5,328,000, in 1997,
1996, and 1995, respectively) decreased because of lower-than-anticipated losses, caused by the Company's underwriting of certain target specialties and loss free business.

10.   REINSURANCE
The Company presently has excess of loss reinsurance contracts that serve to limit the Company's maximum loss to $500,000 per occurrence. To the extent that any reinsuring company might be unable to meet its obligations, the Company would be liable for such defaulted amounts not already covered by letters of credit.

The amount of earned premiums ceded to reinsurers for the years ended December 31, 1997, 1996, and 1995 was $7,508,160, $5,707,095, and $2,325,634,
respectively.

On July 1, 1993, the Company entered into a contingent aggregate excess of loss reinsurance contract to cover the Company against certain risks, including extended reporting endorsement claims and extra contractual obligations and/or excess of policy limits claims. It was determined that the contract did not meet the risk transfer requirements of SFAS No. 113 and therefore, has been accounted for as a deposit. The amounts deposited under the term of this contract were $500,000 in 1997 and $500,000 in 1996 and $14 million in prior years. Under the provisions of this contract, 3.35 percent of the amount deposited was not available for return to the Company for profit commission purposes and was amortized over the life of the contract. This contract expired on December 31, 1997. The Company is not renewing the contract and plans to use the proceeds for investment purposes.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of reinsurance on premiums written and earned for the years ended December 31, 1997, 1996, and 1995 was as follows:

                                  1997                          1996                       1995
                                  ----                          ----                       ----

                           Written       Earned        Written        Earned        Written        Earned
Direct & assumed         $77,770,733   $73,011,835   $64,292,287    $61,781,531    $56,641,565  $ 55,000,484
Ceded                     (7,485,436)   (7,508,160)   (5,552,785)    (5,707,095)    (2,335,577)   (2,325,634)
                         -----------   -----------    ----------     ----------   ------------   -----------

Net premiums             $70,285,297   $65,503,675   $58,739,502    $56,074,436    $54,305,988   $52,674,850
                         ===========   ===========   ===========    ===========    ===========   ===========


11.  SHAREHOLDERS' EQUITY
The Company has a stock option plan for officers and key employees (the employee plan) and a plan for non-employee directors (the director plan). Both plans became effective in 1996. Under the plans, both an incentive stock option and a nonqualified stock option may be granted to the same individual. The option price of an incentive stock option may not be less than 100% of the fair market value of such shares on the grant date. The option price of a non-qualified option shall not be less than 50% of the fair market value of such shares on the grant date. Under the terms of the director plan, 5,000 shares are granted to each director on the date that person becomes a director, and on a discretionary basis at future dates as approved by the Board, at a price not less than 100% of the fair market value on the grant date. During 1996, 320,000 incentive stock options and 335,000 nonqualified stock options were issued under both plans. During 1997, 120,000 nonqualified stock options were granted under the director plan, subject to shareholder approval, and 265,000 nonqualified stock options were issued under the employee plan. Options granted under the plans are exercisable at such dates as are determined in connection with their issue, but not later than ten years after the date of grant.

A summary of the status of the Company's stock option plan as of December 31, 1997 is presented below:

                                                                    WEIGHTED AVERAGE
FIXED OPTIONS                                      SHARES            EXERCISE PRICE
-------------                                      ------            --------------
Outstanding at beginning of year                     655,000             $9.11
Granted                                              385,000            $23.44
Exercised                                            (48,500)            $9.11
                                                     -------
Outstanding at end of year                           991,500
                                                     =======
Options exercisable at year-end                      202,167             $9.11
                                                     =======


At December 31, 1997, 340,000 shares of the Company's common stock were reserved for issuance in connection with the stock option plans.

The Company maintains an Employee Stock Purchase Plan that allows employees to purchase the Company's common stock at 85% of the market value on the first or last day of the offering period, whichever was lower.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant assumptions used to estimate the fair values of options using the Black-Sholes option-pricing model were as follows:

                                                                         1997             1996             1996
                                                                     NONQUALIFIED     NONQUALIFIED      INCENTIVE
                                                                     STOCK OPTION     STOCK OPTION     STOCK OPTION
                                                                     ------------     ------------     ------------
    a.  current price of underlying stock                                 $29.13           $29.13           $29.13
    b.  exercise price of the option                                     $23.625            $8.22           $10.00
    c.  expected life of the option                                      5 years          5 years          5 years
    d.  expected volatility of underlying stock                           26.74%           26.87%           26.87%
    e.  expected dividends on the stock                                       $0               $0               $0
    f.  risk-free interest rate during the expected option term            6.17%            5.37%            6.31%


Total compensation expense recognized in the income statement was $0. The weighted average fair value of options granted during the year was $23.44.

The pro forma disclosures required under SFAS No.123 methodology were as follows:

                                                                              1997             1996
                                                                              ----             ----
                 Pro Forma Net Income                                     $ 16,002,439     $ 12,672,186
                 Pro Forma Tax Expense                                    $  6,489,098     $  5,660,055
                 Pro Forma Diluted Earnings Per Share                     $       1.70     $       1.45

12.  INCOME TAXES
The provision for income taxes consisted of the following:

                                                             1997             1996             1995
                                                             ----             ----             ----
Current income tax expense:
         Federal                                         $  7,230,181      $ 3,839,423      $ 4,199,925
         State                                              1,496,856          801,181          800,105
                                                         ------------      -----------      -----------
                  Total                                     8,727,037        4,640,604        5,000,030
                                                         ------------      -----------      -----------
Deferred income tax (benefit) expense:
         Federal                                           (1,695,163)       1,157,033          777,578
         State                                               (244,336)         198,060          132,227
                                                         -------------     -----------      -----------
                 Total                                     (1,939,499)       1,355,093          909,805
                                                         -------------     -----------      -----------

Net income tax expense                                   $  6,787,538      $ 5,995,697      $ 5,909,835
                                                         ============      ===========      ===========

The provision for income taxes differed from the statutory corporate tax rate of 35 percent for 1997, and 34 percent for 1996 and 1995, as follows:

                                                             1997             1996             1995
                                                             ----             ----             ----
Computed "expected" tax
  expense                                                $  8,170,478      $ 6,568,603      $ 5,982,643
Municipal bond interest                                    (1,834,950)      (1,316,743)        (770,301)
State income taxes, net of
  federal benefit                                             814,138          659,500          615,339
Compensation expense on
  exercised options                                          (272,508)               0                0
Other, net                                                    (89,620)          84,337           82,154
                                                         -------------     -----------      -----------

Actual expense                                           $  6,787,538      $ 5,995,697      $ 5,909,835
                                                         ============      ===========      ===========

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1997 and 1996, the significant components of the net deferred tax asset were as follows:

                                                                           1997             1996
                                                                           ----             ----
Deferred tax assets arising from:
   Loss reserve discounting                                          $ 9,166,279      $ 7,612,055
   Unearned premium reserves                                           2,176,983        1,595,188
   FIGA assessment                                                             0          457,383
   Other                                                                 814,250          586,154
                                                                     -----------      -----------
         Total deferred tax assets                                    12,157,512       10,250,780
                                                                     -----------      -----------
Deferred tax liabilities arising from:
   Unrealized gains on securities                                      1,956,928           41,299
   Deferred acquisition costs                                            544,455          412,092
   Accrued interest on reinsurance deposits                                    0          817,676
   Other                                                                 719,035           66,488
                                                                     -----------      -----------
         Total deferred tax liabilities                                3,220,418        1,337,555
                                                                     -----------      -----------

Net deferred tax asset                                               $ 8,937,094      $ 8,913,225
                                                                     ===========      ===========

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

13.   EMPLOYEE BENEFIT PLAN
The Company's employees are covered by a qualified defined benefit plan and a defined contribution pension plan sponsored by the Company.

The benefits of the defined benefit plan are based on years of service and the employee's compensation. The actuarially computed net periodic pension cost for December 31, 1997, 1996, and 1995 included the following:

                                                             1997                 1996                 1995
                                                             ----                 ----                 ----
Service cost - benefits earned during the period         $  94,015            $   88,239            $ 72,802
Interest cost on projected benefit obligation              106,284                95,970              81,879
Actual return on plan assets                              (219,877)              (75,464)            (83,334)
Net amortization and deferral                              181,770                45,258              63,737
                                                         ---------           -----------        ------------
Net periodic pension cost                                $ 162,192            $  154,003        $    135,084
                                                         =========            ==========        ============

Actuarial present value of benefit obligation:

    Vested benefit obligation                         $ (1,121,303)        $    (873,840)        $  (795,082)
    Accumulated benefit obligation                    $ (1,156,683)        $    (890,071)        $  (811,070)
    Projected benefit obligation for
       service rendered to date                       $ (1,945,621)        $  (1,477,290)        $(1,383,634)
    Plan assets at fair value                            1,139,563               854,139             748,937
                                                      ------------           -----------        ------------
    Projected benefit obligation in
       excess of plan assets                              (806,058)             (623,151)           (634,697)
    Unrecognized net loss (gain)
       from past experience different
       from that assumed                                   117,581               (21,467)             32,513
    Prior service cost not yet
       recognized in net periodic
       pension cost                                        (48,679)              (52,991)            (57,303)

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Unrecognized net obligation at
       inception recognized over
        15.29 years                                314,672              345,252          375,832
                                              ------------         ------------      -----------

    Accrued pension cost                      $   (422,484)        $   (352,357)     $  (283,655)
                                              =============        =============     ============

Assumptions used in the accounting for net periodic pension cost at December 31, 1997, 1996, and 1995, were as follows:

                                                     1997                  1996             1995
                                                     ----                  ----             ----
    Discount rates                                   6.50%                 7.25%            7.00%
    Rate of increase in
     compensation levels                             5.23%                 5.23%            5.19%
    Expected long-term rate of
     return on assets                                9.00%                 7.25%            7.25%

The defined contribution plan has two parts. The first part is a profit-sharing plan. The second part allows employees to contribute, beginning in 1997, up to 5 percent of their annual compensation (2.5 percent in prior years), of which up to 2.5% is matched 100 percent by the Company. The Company's policy is to fully fund the liability at the end of each year. At December 31, 1997, the fair market value of plan assets was $5,594,506. The expense for this plan amounted to $426,291, $324,376, and $310,112 in 1997, 1996, and 1995, respectively.

The Company also has a supplemental executive retirement plan (SERP) that provides certain executives with income at retirement equal to 60 percent of preretirement base compensation, less qualified pension plan benefits paid by the Company and all predecessor plans and Social Security benefits. The plan had a net periodic pension cost of $75,660 for 1997. The projected benefit obligation at December 31, 1997 was $363,923 and the accrued pension cost was $220,158, using a discount rate of 6.5 percent. The plan has no vesting prior to age 55. The Company accrued $95,000 to cover any liability under this plan in 1997 and 1996, and $20,000 for 1995. The total liability included in the financial statements for this plan amounted to $250,000 as of December 31, 1997.

14.      STOCK TRANSACTIONS
As part of the reorganization in June 1996, a stock split was transacted in which five shares of the Company's $.10 par value common stock were received for each share of FPIC's $1 par value common stock. The accompanying financial statements reflect the transaction retroactively in a manner similar to a stock split. In January 1996, a cash dividend of 10 cents per common share was declared amounting to $813,964. In addition, the Company paid $6,000 in retroactive dividends in 1996 to certain shareholders. In January 1995, a cash dividend of 10 cents per common share was declared amounting to $775,986.

15.  COMMITMENTS AND CONTINGENCIES
The future minimum annual rentals under noncancellable leases were as follows:

                                  1998                 $    550,793
                                  1999                      487,644
                                  2000                      480,782
                                  2001                      335,509
                                  Thereafter                324,630
                                                       ------------
                                                       $  2,179,358
                                                       ============

Total rental expense was $386,016, $332,821, and $219,380 for 1997, 1996, and
1995, respectively.

The Company is involved in numerous legal actions arising primarily from claims under insurance policies. The legal actions arising from claims under insurance policies have been considered by the Company in establishing its reserves. While the outcome of all legal actions is not presently determinable, the Company's management is of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As a Florida insurer, the Company is subject to assessment by the Florida Insurance Guaranty Association, Inc. (FIGA) for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Under the Florida Insurance Guaranty Association Act, FIGA can assess member insurers on the basis of net direct premiums written in the State of Florida at a level established by the Florida Legislature.

FIGA may also levy special assessments to settle claims caused by certain catastrophic losses. No provision for special assessments was made in the 1997 financial statements. However, damages caused by future catastrophic losses, such as a hurricane, could subject the Company to additional FIGA assessments.

16.  STATUTORY ACCOUNTING
FPIC is required to file statutory financial statements with state insurance regulatory authorities. Shareholders' equity on a statutory basis was $87,875,717, $76,519,879, and $70,038,945 at December 31, 1997, 1996, and 1995,
respectively. Statutory net income amounted to $12,404,838, $10,442,464, and $11,283,820 for the years ended December 31, 1997, 1996, and 1995, respectively. During 1996 and in connection with the reorganization, FPIC, by way of dividend, transferred its $2.5 million investment in MCC to the Company. This amount was charged directly to statutory surplus.

FPIC is restricted under the Florida Insurance Code as to the amount of dividends it may pay without regulatory consent. In 1997, the Company can pay dividends up to approximately $12,400,000 without regulatory consent.

17.  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                                         1997                1996               1995
                                                         ----                ----               ----
Net income and income from
continuing operations                                 $16,556,685        $13,323,725          $11,686,173
                                                      ===========        ===========          ===========

Basic weighted average shares outstanding               9,044,984          8,518,211            7,949,750
Common stock equivalents                                  362,109            205,756                    0
                                                      -----------        -----------          -----------
Diluted weighted average shares outstanding             9,407,093          8,723,967            7,949,750
                                                      ===========        ===========          ===========

Basic earnings per share                                    $1.83              $1.56                $1.47
                                                            =====              =====                =====

Diluted earnings per share                                  $1.76              $1.53                $1.47
                                                            =====              =====                =====

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 1997 and 1996:

Year Ended December 31, 1997
                                      FIRST              SECOND              THIRD              FOURTH
                                      -----              ------              -----              ------
Premiums written and assumed   $  27,710,231        $  17,806,822      $  18,512,127          $  13,741,553
Net investment income              3,823,088            3,653,959          3,757,665              3,585,661
Net income                         3,790,566            3,910,210          4,278,310              4,577,599
Basic earnings per share                $.42                 $.43               $.47                   $.50
Diluted earnings per share              $.41                 $.42               $.46                   $.48

Year Ended December 31, 1996
                                      FIRST              SECOND              THIRD              FOURTH
                                      -----              ------              -----              ------
Premiums written and assumed     $22,555,877          $15,616,746        $16,658,242          $ 9,461,422
Net investment income              3,148,582            3,376,768          3,495,433            3,590,590
Net income                         2,075,288            3,883,565          3,628,299            3,736,573
Basic earnings per share                $.25                 $.48               $.44                 $.44
Diluted earnings per share              $.25                 $.47               $.43                 $.43

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Quarterly earnings per share for 1997 and 1996 were stated after giving retroactive effect as if the stock split in June 1996 had occurred on January 1, 1996.

                                                                      SCHEDULE I

                           FPIC INSURANCE GROUP, INC.

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997


                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN IN
Securities Available-for-Sale                     COST (1)          VALUE            BALANCE SHEET
                                              -------------      -------------       -------------
Fixed Maturities:
U.S. Treasury securities
    and obligations of
    U.S. Government corporations
    and agencies                               $ 56,716,848       $ 57,669,286       $ 57,669,286
Debt securities issued by states
    and political subdivisions                  102,786,576        105,678,166        105,678,166
Corporate securities                             28,830,440         29,001,178         29,001,178
Mortgage-backed securities                       65,672,904         67,225,580         67,225,580
                                               ------------       ------------       ------------

                Total fixed maturities          254,006,768        259,574,210        259,574,210

Equity Securities:
    Industrial, miscellaneous, and other          2,516,949          2,540,735          2,540,735
Real Estate                                       4,184,768          4,184,768          4,184,768
Other Invested Assets                             2,000,000          2,091,538          2,000,000
                                               ------------       ------------       ------------

                Totals                         $262,708,485       $268,391,251       $268,299,713
                                               ============       ============       ============


(1) Original cost of equity securities and real estate adjusted for any permanent write downs, and, as to fixed maturities, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

                                   Schedule II
                  Condensed Financial Information of Registrant
                             Condensed Balance Sheet
                    FPIC Insurance Group, Inc. (Parent Only)


                                                        12/31/97              12/31/96
                                                      =============        =============
ASSETS
Investments and cash:
    Investments in subsidiaries *                      $112,449,713          $92,456,266
    Bonds                                                         0            3,881,315
    Common stocks                                         2,086,090                    0
    Other invested assets                                 2,000,000                    0
     Cash and cash equivalents                               (2,613)               4,300
                                                      -------------        -------------

    Total Investments and Cash                          116,533,190           96,341,881

Property and equipment, net                                 150,059                    0
Due from subsidiaries *                                   5,938,784                    0
Intangible assets                                         3,207,661                    0
Prepaid expenses                                            263,245                    0
Other assets                                                327,767              142,364
                                                      -------------        -------------

      TOTAL ASSETS                                     $126,420,706          $96,484,245
                                                      =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Federal income taxes payable                             $2,620,083                   $0
Short term debt                                           2,000,000                    0
Other liabilities                                         1,736,203               72,855
                                                      -------------        -------------

       TOTAL LIABILITIES                                  6,356,286               72,855

SHAREHOLDERS' EQUITY
Common Stock, $.10 PAR VALUE:
    25,000,000 shares authorized;
    9,179,581 and 9,201,670 shares issued and
    outstanding in 1997 and 1996, respectively              917,958              902,167
Additional paid-in capital                               25,789,144           22,444,711
Net unrealized gain on investments                        3,634,299               80,169
Retained Earnings                                        89,723,019           73,166,334
                                                      -------------        -------------
                                                        120,064,420           96,593,381
Less Treasury Stock                                               0             (181,991)
                                                      -------------        -------------

TOTAL SHAREHOLDERS' EQUITY                              120,064,420           96,411,390
                                                      -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $126,420,706          $96,484,245
                                                      =============        =============

* Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

                                   Schedule II
                  Condensed Financial Information of Registrant
                        Condensed Statements of Earnings
                    FPIC Insurance Group, Inc. (Parent Only)

                                                            YEARS ENDED DECEMBER 31
                                                             1997              1996
                                                         -----------       -----------
REVENUES
Management fees from subsidiaries *                      $11,204,829                $0
Dividends from subsidiaries *                                      0         2,500,000
Net investment income                                         63,846           107,137
Other income                                                       0               536
                                                         -----------       -----------

           TOTAL REVENUES                                 11,268,675         2,607,673

EXPENSES
Other operating expenses                                   9,057,547            18,416
                                                         -----------       -----------

           TOTAL EXPENSES                                  9,057,547            18,416

Income before income taxes                                 2,211,128         2,589,257

Income taxes                                                 843,660            30,347
                                                         -----------       -----------

           EARNINGS BEFORE EQUITY IN
            UNDISTRIBUTED EARNINGS OF SUBSIDIARIES         1,367,468         2,558,910

Equity in undistributed earnings of subsidiaries          15,189,217        10,764,815
                                                         -----------       -----------

            NET EARNINGS                                 $16,556,685       $13,323,725
                                                         ===========       ===========

*  Eliminated in consolidation.

See the accompanying Notes to Condensed Financial Statements.

                                   Schedule II
                  Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                    FPIC Insurance Group, Inc. (Parent Only)



                                                                      YEARS ENDED DECEMBER 31
                                                                      1997                1996
                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                               $ 16,556,685        $ 13,323,725
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
                Equity in undistributed earnings of               (15,189,217)        (10,764,815)
                   subsidiaries
                Common stock dividend from subsidiary                       0          (2,500,000)
                Depreciation                                           21,151                   0
                Changes in assets and liabilities:
                         Due from subsidiaries                     (5,938,784)                  0
                         Prepaid expenses                            (263,245)                  0
                         Other assets                                (185,403)           (142,364)
                         Federal income taxes payable               2,620,083                   0
                   Other liabilities                                1,663,348              72,855
                                                                 ------------        ------------

                Net cash (used in) operating activities              (715,382)            (10,599)

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of goodwill                                     (3,207,661)                  0
          Purchase of common stocks                                (2,086,090)                  0
          Purchase of other invested assets                        (2,000,000)                  0
          Additional investment in subsidiaries                    (1,250,100)
          Proceeds from sale or maturity of securities                      0
              available for sale                                    3,881,315                   0
          Purchase of securities available for sale                         0          (3,881,315)
          Purchase of property and equipment, net                    (171,210)                  0
                                                                 ------------        ------------

                Net cash (used in) investing activities            (4,833,746)         (3,881,315)

CASH FLOWS FROM FINANCING ACTIVITIES
          Receipt of short term debt                                2,000,000                   0
          Issuance of common stock                                  3,542,215           4,078,205
          Purchase of common stock-treasury                                 0            (181,991)
                                                                 ------------        ------------

                 Net cash provided by financing activities          5,542,215           3,896,214

                Net (decrease) increase in cash and
                    cash equivalents                                   (6,913)              4,300

Cash and cash equivalents, beginning of year                            4,300                   0
                                                                 ------------        ------------

           CASH AND CASH EQUIVALENTS, END OF YEAR                     ($2,613)             $4,300
                                                                 ============        ============

Supplemental disclosure of cash flow information:
           Federal income taxes paid                               $6,071,204          $2,599,703
           Retirement of treasury stock                              $811,991                  $0


See the accompanying Notes to Condensed Financial Statements.

                                 Schedule II
                Condensed Financial Information of Registrant
                   Notes to Condensed Financial Statements
                   FPIC Insurance Group, Inc. (Parent Only)

     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FPIC Insurance Group and Subsidiaries (see Part II Item 8).

1. The Parent Company was formed on June 11, 1996. The shareholders of a subsidiary company approved the formation of a holding company structure. The shareholders of the subsidiary company became the shareholders of the Parent Company in a five for one exchange of common stock. Prior to the approval of the holding company structure, the Parent Company had no activity.

2.  Investments

     See Investments in the consolidated financial statements Part II Item 8 and in Note 2 of the Notes to the Consolidated Financial Statements.

3.   Intangible assets

     See Intangible Assets in the consolidated financial statements Part
II Item 8 and in Note 7 of the Notes to the Consolidated Financial Statements.

4.   Short term debt

     See Borrowing Arrangements in Note 8 of the Notes to the Consolidated Financial Statements.

5.   Income Taxes

     The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements.

     For further information on income taxes, see Income Taxes in Note 12 of the Notes to the Consolidated Financial Statements.

6.   Dividend Restrictions

     See Statutory Accounting in Note 17 of the Notes to the Consolidated Financial Statements.

7.   Accounting Changes

     For information concerning new accounting standards adopted in 1997 and 1996, see Note 1 of the Notes to the Consolidated Financial Statements.

                                                                    SCHEDULE III



                           FPIC INSURANCE GROUP, INC.

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                        DECEMBER 31, 1997, 1996 AND 1995

                                                                                      Other
                               Deferred          Future Policy                       Policy
                                Policy             Benefits                         Claims &                       Net
                             Acquisition        Losses, Claims        Unearned      Benefits      Premium      Investment
Segment                          Costs           Loss Expenses        Premiums       Payable      Revenue        Income
-------                          -----           -------------        --------       -------      -------        ------

1997:
 Medical professional
    and other liabiltiy         $1,411             $188,086           $ 28,218        $0           $ 65,504       $ 14,820

1996:
  Medical professional
    and other liability         $1,212             $172,738           $ 23,459        $0           $ 56,074       $ 13,611

1995:
  Medical professional
    and other liabiltiy         $  818             $164,506           $ 20,948        $0           $ 52,675       $ 11,987

                                           Amortization
                              Benefits      of Deferred
                             Losses and       Policy                          Net
                               Loss        Acquisition       Other          Premiums
Segment                       Expenses         Costs        Expenses        Written
-------                       --------         -----        --------        -------

1997:
 Medical professional
    and other liabiltiy         $ 54,011       $  3,996       $  3,404       $ 70,285

1996:
  Medical professional
    and other liability         $ 46,948       $  2,843       $  3,747       $ 58,740

1995:
  Medical professional
    and other liabiltiy         $ 44,839       $  2,020       $  3,114       $ 54,306

                                                                     SCHEDULE IV

                           FPIC INSURANCE GROUP, INC.

                                   REINSURANCE

                 FOR THE YEARS DECEMBER 31, 1997, 1996 AND 1995


                                                                                                                        PERCENTAGE
                                                      CEDED TO                   ASSUMED                                OF AMOUNT
PROPERTY AND                   GROSS                    OTHER                  FROM OTHER                 NET            ASSUMED
LIABILITY INSURANCE           AMOUNT                  COMPANIES                 COMPANIES               AMOUNT           TO NET
-------------------           ------                  ---------                 ---------               ------           ------

1997                           $71,277,054              $7,508,160              $ 1,734,781             $65,503,675        2.60%

1996                           $61,628,450              $5,707,095              $   153,081             $56,074,436        0.30%

1995                           $54,948,908              $2,325,634              $    51,576             $52,674,850        0.10%


                                                                      SCHEDULE V

                           FPIC INSURANCE GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                   BALANCE AT     CHARGED TO                     BALANCE
                                   BEGINNING      COSTS AND                       AT END
        DESCRIPTION                OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
        -----------                ---------       --------      ----------     ---------

Year-ended December 31, 1997
      Allowance for Doubtful
            Accounts, net          $383,580       $297,595       $      0       $681,175


Year-ended December 31, 1996
      Allowance for Doubtful
            Accounts, net          $236,158       $147,422       $      0       $383,580