Form 10-Q
period 1998-03-31
FPIC INSURANCE GROUP INC
filed 1998-05-15
CIK 1010247

                                 United States
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   Form 10-Q
 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of1934 for the transaction period from
____________to ___________.

Commission file number 1-11983

                      FPIC Insurance Group, Inc.
                  (Exact name of registrant as specified in its charter)

         Florida                                              59-3359111
(State or other jurisdiction                                  (IRS Employer
of incorporation of organization)                    Identification No.)

1000 Riverside Avenue, Suite 800, Jacksonville, FL 32204(Address of principal executive offices) (Zip Code)

(904)  354-5910
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

As of April 17, 1998 there were 9,209,031 shares of the registrant's common stock outstanding.

Table of Contents



Part I - Financial Information

         Item 1. Consolidated Financial Statements (unaudited) of FPIC Insurance Group, Inc. and Subsidiaries:

         Consolidated Balance Sheets.................................. 3

         Consolidated Statements of Income............................ 4

         Consolidated Statements of Cash Flows........................ 5

         Notes to the Consolidated Financial Statements............... 6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............... 10

Part II - Other Information

         Item 1.  Legal Proceedings.................................. 13

         Item 2.  Changes in Securities.............................. 13

         Item 3.  Defaults Upon Senior Securities.................... 13

         Item 4.  Submission of Matters to a Vote of Security Holders.13

         Item 5.  Other Information.................................. 13

         Item 6.  Exhibits and Reports on Form 8-K................... 13

Signatures........................................................... 14


                                   2

                                              FPIC Insurance Group, Inc.
                                              Consolidated Balance Sheets

                                                                            3/31/98                      12/31/97
                                                                   =========================     ========================
                                                                    (unaudited)

Assets
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value ........................       $284,203,320                 $259,574,210
     Common stocks, at fair value .................................          2,583,502                    2,540,735
     Real estate investments ......................................          4,796,916                    4,571,465
     Other invested assets ........................................          2,000,000                    2,000,000
                                                                   -------------------------     ------------------------

    Total Investments                                                      293,583,738                  268,686,410

      Cash and cash equivalents ...................................          4,165,319                    7,679,822
      Premiums receivable, net ....................................         22,281,342                   17,924,658
      Accrued investment income ...................................          5,016,217                    3,740,979
      Reinsurance recoverable on paid losses ......................          1,003,183                      866,149
      Due from reinsurers on unpaid losses and advance premiums ...         13,666,044                   14,115,000
      Deposits with reinsurers ....................................            403,089                   18,070,341
      Property and equipment, net of accumulated depreciation .....          2,221,413                    1,982,898
      Deferred policy acquisition costs ...........................          1,852,058                    1,411,420
      Deferred income taxes .......................................          9,061,201                    8,937,094
      Finance charge receivable ...................................            448,973                      281,217
      Prepaid expenses ............................................            385,566                      423,328
      Intangible assets ...........................................          7,068,849                    7,173,841
      Other assets ................................................          1,558,696                    1,556,594
                                                                 -------------------------     ------------------------

     Total Assets                                                         $362,715,688                 $352,849,751
                                                                 =========================     ========================

Liabilities and Shareholders' Equity

Liabilities
       Loss and loss adjustment expense reserves ..................       $190,490,000                 $188,086,000
       Unearned premiums ..........................................         36,947,299                   28,217,537
       Paid in advance and unprocessed ............................          1,070,686                    4,782,835
       Short term debt ............................................          2,000,000                    2,000,000
       Federal income tax payable .................................          2,858,812                    2,735,527
       Accrued expenses and other liabilities .....................          4,196,481                    6,963,432
                                                                 -------------------------     ------------------------
     Total Liabilities                                                     237,563,278                  232,785,331
                                                                 -------------------------     ------------------------

Shareholders' Equity
        Preferred stock, $.10 par value, 50,000,000 shares authorized;
             no shares issued and outstanding .....................               -                             -
        Common stock, $.10 par value: 25,000,000 shares authorized;
             9,209,031 and 9,179,581 shares issued and outstanding
             in 1998 and 1997, respectively .......................            920,903                      917,958
        Additional paid-in capital ................................         26,064,940                   25,789,144
        Accumulated total other comprehensive income, net
              unrealized gain on investments ......................          3,658,440                    3,634,299
        Retained earnings .........................................         94,508,127                   89,723,019
                                                                  -------------------------     ------------------------

     Total Shareholders' Equity                                            125,152,410                  120,064,420
                                                                  -------------------------     ------------------------

     Total Liabilities and Shareholders' Equity                           $362,715,688                 $352,849,751
                                                                  =========================     ========================

 See accompanying notes.

                                                  FPIC Insurance Group, Inc.
                                             Consolidated Statements of Income
                                                        (Unaudited)

                                                                                     Three months ended March 31
                                                                        ======================================================
                                                                                    1998                         1997
                                                                        =========================     ========================

Revenues
     Net premiums earned ...............................................        $17,855,299                  $15,490,017
     Net investment income .............................................          4,339,754                    4,060,746
     Net realized investment losses ....................................            (14,722)                     (12,927)
     Claims administration fees ........................................          2,589,999                    1,823,981
     Commission income .................................................            226,104                      202,834
     Other income ......................................................            490,246                      457,096
                                                                         -------------------------     ------------------------

                     Total revenues ....................................         25,486,680                   22,021,747
                                                                         -------------------------     ------------------------


Expenses
     Net losses and loss adjustment expenses ...........................         14,517,950                   13,161,836
     Other operating expenses ..........................................          1,817,188                    1,674,723
     Claims administration expenses ....................................          2,448,125                    1,868,822
                                                                          -------------------------     ------------------------

                      Total expenses ...................................         18,783,263                   16,705,381
                                                                          -------------------------     ------------------------


     Income before income taxes ........................................          6,703,417                    5,316,366

     Income taxes ......................................................          1,918,309                    1,525,800
                                                                           -------------------------     ------------------------


                       Net income ......................................         $4,785,108                   $3,790,566
                                                                           =========================     ========================

                      Basic earnings per common share ..................              $0.52                        $0.42
                                                                           =========================     ========================

                      Diluted earnings per common share ................              $0.50                        $0.41
                                                                           =========================     ========================


                      Basic weighted average shares outstanding ........          9,199,975                    9,007,357
                                                                           =========================     ========================

                      Diluted weighted average shares outstanding ......         9,646,467                    9,313,028
                                                                           =========================     ========================

 See accompanying notes.

                                                FPIC Insurance Group, Inc.
                                          Consolidated Statements of Cash Flows
                                                     (Unaudited)

                                                                             Three months ended March 31
                                                                  ======================================================
                                                                               1998                         1997
                                                                  =========================     ========================

Cash flows from operating activities
     Net income                                                            $4,785,108                   $3,790,566
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                         442,860                      553,908
                Realized losses on investments                                 14,722                       12,927
                Net earnings from equity investment                           (24,612)                           0
                Deferred income taxes                                        (137,106)                     486,401
                Changes in assets and liabilities:
                        Premiums receivable                                (4,356,684)                  (6,242,505)
                        Accrued investment income                          (1,275,238)                    (973,363)
                        Reinsurance recoverable on paid losses               (137,034)                    (144,409)
                        Due from reinsurers on unpaid losses
                             and advance premiums                             448,956                      663,224
                        Deposits with reinsurers                           17,667,252                     (730,659)
                        Deferred policy acquisition costs                    (440,638)                    (486,541)
                        Other assets                                           (2,102)                    (487,881)
                        Prepaid expenses and finance charge receivable       (129,994)                     164,654
                        Loss and loss adjustment expense reserves           2,404,000                    6,965,000
                        Unearned premiums                                   8,729,762                   10,780,015
                        Paid in advance and unprocessed                    (3,712,149)                  (4,147,047)
                        FIGA accrual                                                0                     (536,311)
                        Federal income tax payable                            123,285                            0
                        Accrued expenses and other liabilities             (2,766,951)                    (725,753)
                                                                 -------------------------     ------------------------

                 Net cash provided by operating activities                 21,633,437                    8,942,226
                                                                 -------------------------     ------------------------

 Cash flows from investing activities
     Proceeds from sale or maturity of securities available-for-sale       14,941,748                   27,597,845
     Purchase of securities available-for-sale                            (39,741,183)                 (36,505,692)
     Purchase of goodwill                                                           0                     (960,616)
     Purchase of real estate investments                                     (251,378)                    (150,140)
     Purchase of subsidiary's net other assets                                      0                     (289,384)
     Purchase of property and equipment, net                                 (375,868)                    (124,988)
                                                                  -------------------------     ------------------------

                Net cash used in investing activities                     (25,426,681)                 (10,432,975)
                                                                  -------------------------     ------------------------

Cash flows from financing activities
     Issuance of common stock, net                                            278,741                       29,699
                                                                  -------------------------     ------------------------

               Net cash provided by financing activities                      278,741                       29,699
                                                                  -------------------------     ------------------------

               Net decrease in cash                                        (3,514,503)                  (1,461,050)

     Cash and cash equivalents, beginning of period                         7,679,822                    5,463,096
                                                                  -------------------------     ------------------------

               Cash and cash equivalents, end of period                    $4,165,319                   $4,002,046
                                                                  =========================     ========================

Supplemental disclosure of cash flow information:
      Federal income taxes paid                                            $1,975,000                     $975,356
      Interest paid                                                           $53,654                           $0

 See accompanying notes.
                                                                             5

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, FPIC, FPIC Insurance Agency, and McCreary Corporation, including its subsidiary, Employers Mutual, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997, which were filed with the Securities and Exchange Commission on Form 10-K on March 26, 1998.

2.  Loss and Loss Adjustment Expense Liability

The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments which become necessary are included in current income. Incurred losses and loss adjustment expenses for the three-month periods ended March 31, 1998 and 1997 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

3.  Income Taxes

Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

4.  Investments

Proceeds from sales of investments available-for-sale were $14,941,748 and $27,597,845 during the three months ended March 31, 1998 and 1997, respectively.

Gross realized gains and (losses) from sales of debt securities based on specific identification, were $81 and ($14,803); and $20,268 and ($33,195)for the three months ended March 31, 1998 and 1997, respectively.

The  amortized  cost  of  investments  in  securities   available-for-sale  was
$281,200,397  and  $256,523,717  as of March 31,  1998 and  December  31, 1997,
respectively.

5.  Business Acquisitions

On  July  1,  1995,  McCreary   Corporation  acquired  the  assets of  McCreary
Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000 plus certain additional payments based upon earnings. The acquisition agreement specified additional payments, based upon earnings, to be made to the seller from 1996 through 2000. Since projected earnings were attained for the twelve-month period ended June 30, 1997, the Company paid an additional $900,000 in 1997.

On January 17, 1997, McCreary Corporation acquired all of the outstanding common stock of Employers Mutual, Inc. (EMI), a Florida third party administrator, for a cost of $1,250,000 plus certain additional payments based upon earnings. The acquisition agreement specified additional payments, based upon earnings, to be made to the selling shareholders from 1997 through 2000. Since the projected earnings for EMI were attained for the twelve-month period ended December 31, 1997, the Company paid an additional $250,000 in 1998.

The remaining payments for these two acquisitions are as follows:

                  McCreary       EMI

         1998     800,000          0
         1999     700,000    250,000
         2000     600,000    250,000
         2001     0          250,000

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

On September 22, 1997, the Company entered into an agreement with Frontier Insurance Group, Inc. (Frontier) to combine their medical professional liability businesses in Florida. Beginning December 1, 1997, and continuing for 12 months thereafter, the Company's subsidiary, FPIC, began underwriting Frontier's Florida book of business. The cost of the transaction was $3.2 million, and was paid in the Company's common stock, with a cash adjustment based on actual results at the end of one year. The excess of the purchase price over tangible assets is included in intangible assets and will be amortized over the expected life of this book of business, considering the Company's historical policy renewal rate. In addition, the two companies will establish a jointly-owned claims entity in two locations in Florida.

On April 15, 1998, the Company signed a definitive agreement to acquire Anesthesiologists' Professional Assurance Company (APAC), a Florida-domiciled risk retention group with a $10 million book of anesthesiologist professional liability business. The cost of the transaction will be $18 million to be paid in a combination of cash, Company stock, and assumption of debt. In connection with this transaction, the Company will also acquire a 9.9% interest in American Professional Assurance Ltd., a reinsurance company and an affiliate of APAC, for $5.5 million in cash and $3.5 million in non-compete agreements and other fees.

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

8.  Borrowing Arrangements

The Company maintains a $10,000,000 revolving credit facility. The credit facility agreement terminates on May 31, 1999. The Company is not required to maintain compensating balances in connection with this credit facility. As of March 31, 1998, $2,000,000 had been borrowed under this agreement.

 9. Reconciliation of Basic and Diluted Earnings Per Share

                                           Three Months        Three Months
                                              Ended               Ended
                                             3/31/98             3/31/97

Net income and Income from continuing
  operations                                $4,785,108        $3,790,566

Basic weighted average shares outstanding    9,199,975         9,007,357
Common stock equivalents                       446,492           305,671
                                             ---------         ---------
Diluted weighted average shares outstanding  9,646,467         9,313,028

Basic earnings per share                         $0.52             $0.42

Diluted earnings per share                       $0.50             $0.41


 10. Comprehensive Income

The Company adopted SFAS No. 130 "Reporting  Comprehensive Income" on
January 1,1998. Comprehensive income is divided into net income and other comprehensive income. The following represents other comprehensive income for the three months ended March 31, 1998 and 1997.

                                                  3/31/98            3/31/97

Unrealized gains (losses) on investments, net of tax:

Unrealized holding gains (losses) arising
  during period (net of tax of $7,845
  in 1998 and $844,643 in 1997)                $  14,572        $  (1,639,603)

Less:  reclassification adjustment for
   losses realized in net income
  (net of tax of $5,153 in 1998 and
   $4,395 in 1997)                                 9,569                8,532
                                                --------          -----------
Net unrealized gains (losses) (net of tax of
   $12,998 in 1998 and $849,038 in 1997)       $  24,141       $   (1,631,071)

Other comprehensive income                     $  24,141       $   (1,631,071)

The tax rate used in the presentation above was 34% in 1997 and 35% in 1998.

11.  Reclassification of 1997 presentation

Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

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

The Company's primary source of revenue is dividends from its subsidiaries. The primary sources of revenues for these dividends are premium earned and investment income derived from the insurance operations of FPIC, and fee and commission income from McCreary and FPIC Insurance Agency. The Company concentrates on liability insurance products for the healthcare community, with medical professional liability (MPL) insurance for physicians and dentists as its primary product. The Company, through FPIC, writes MPL insurance on a claims-made basis, which provides protection to the insured against only those claims that arise out of incidents occurring and of which notice to the insurer is given while coverage is effective.

On January 17, 1997, McCreary acquired all of the outstanding stock of EMI, a third party administrator of self-insured managed care health plans in Florida and Texas, for $1,250,000, with additional payments up to $1,000,000 if specified earnings targets are met over the next four years. EMI's primary market consists of hospitals and provider-sponsored delivery organizations.

On July 1, 1997, the Company completed the purchase of a 20 percent interest in APS Insurance Services, Inc. (APS) for $2 million, with the option to purchase an additional 35 percent after two years. The primary source of revenue for APS is fee income from its subsidiary that manages the business of a medical professional liability company domiciled in Texas. This interest will allow FPIC an opportunity to expand its market potential in Texas.

On December 1, 1997,  the Company  signed an agreement  with Frontier Insurance
Group,  Inc.  (Frontier)  to  combine  their  medical   professional  liability
businesses in Florida. Beginning December 1, 1997, and continuing for 12 months thereafter, the Company's subsidiary, FPIC, began underwriting Frontier's Florida book of business. An initial purchase price of $3.2 million was set and was paid in Company common stock, with a cash adjustment based on actual results at the end of one year. In addition, the two companies will establish a jointly-owned claims entity in two locations in Florida.

On April 15, 1998, the Company signed a definitive agreement to acquire Anesthesiologists' Professional Assurance Company (APAC), a Florida domiciled risk retention group with $10 million of anesthesiologist professional liability business. The cost of the transaction will be $18 million to be paid in a combination of cash, Company stock, and assumption of debt. In connection with this transaction, the Company will also acquire a 9.9% interest in American Professional Assurance Ltd., a reinsurance company and an affiliate of APAC,for $5.5 million in cash and $3.5 million in non-compete agreements and other fees.

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpectedly high frequency or severity of losses in any period, particularly in the Company's prior two policy years, would have a material adverse effect on the Company. Additionally, reevaluations of the Company's loss and loss adjustment expense (LAE) reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. The Company's historical results of operations are not necessarily indicative of future results.

Results of Operations - Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

Premiums

Direct premiums written and assumed increased $2.2 million, or 7.9%, from $27.7 million for the three months ended March 31, 1997 to $29.9 million for the three months ended March 31, 1998. Net premiums earned increased $2.4 million, or 15.5%, from $15.5 million for the three months ended March 31, 1997 to $17.9 million for the three months ended March 31, 1998. These increases were primarily due to an increase in the number of insureds, a rate increase of 7.3% on physician MPL premiums effective January 1, 1998, $1.7 million of new premiums written in Texas and the addition of health premiums of approximately $0.6 million.

Net Investment Income

Net investment income increased $0.2 million, or 4.9%,from $4.1 million for the three months ended March 31, 1997 to $4.3 million for the three months ended March 31, 1998. The increase is due to an increase in invested assets, primarily in tax-exempt securities.

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

Claims administration fees and commission income increased $0.8 million, or 40%, from $2.0 million for the three months ended March 31, 1997 to $2.8 million for the three months ended March 31, 1998. This increase is attributable to the addition of new contracts.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $0.3 million, or 2.3%, from $13.2 million for the three months ended March 31, 1997 to $13.5 million for the three months ended March 31, 1998, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 85.0% for the three months ended March 31, 1997 and 81.3% for the three months ended March 31, 1998. The reserve for losses and LAE represents management's conservative best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments which become necessary are included in current operations.

Claims Administration Expenses

These expenses relate entirely to the operation of McCreary, and increased $0.5 million, or 26.3%, from $1.9 million for the three months ended March 31, 1997 to $2.4 million for the three months ended March 31, 1998. This increase was primarily attributable to an increase in the core operations of McCreary.

Net Income

Net income increased $1.0 million, or 26.3%, from $3.8 million for the three months ended March 31, 1997 to $4.8 million for the three months ended March 31, 1998. Diluted earnings per share increased $0.09, or 22.0%,from $0.41 per share for the three months ended March 31, 1997 to $0.50 per share for the three months ended March 31, 1998.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was $21.6 million during the three months ended March 31, 1998 and was sufficient to meet the Company's needs. Of the $21.6 million, approximately $17.7 million related to the expiration of a finite reinsurance contract on December 31, 1997. The proceeds were received in the first quarter of 1998 and were invested in fixed income securities. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes.

The Company maintains a $10 million revolving credit facility (credit facility) with a Florida lending institution to meet certain non-operating cash needs as they may arise. The credit facility terminates May 31, 1999. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this credit facility. As of March 31, 1998, the Company had borrowed $2 million against the credit facility for non-operating purposes.

Dividends payable by FPIC to the Company are subject to certain limitations imposed by Florida law. In 1998, FPIC is permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $12.4 million without regulatory approval.

Year 2000

The advent of the Year 2000 will pose significant issues for organizations across the country and will require consideration of converting or replacing millions of lines of code. The Year 2000 issue exists due to program developers creating databases and programs to store and process a year as a two-digit field. The Company converted its database and reprogrammed its system software in 1994 and believes that it has made all necessary known changes to ensure compliance with the Year 2000.

Important Considerations Related to Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Liquidity and Capital Resources." These statements include or relate to, among others, the Company having sufficient liquidity and working capital. These statements are based on current expectations that involve a number of risks and uncertainties that are discussed in the above sections. Primary risks to FPIC are unexpected increases in frequency for the current policy year and unexpected increases in severity for the current and prior two policy years.



Part II - Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits
            Exhibit (27) - Financial Data Schedule (for SEC use only).
         b. No reports on Form 8-K have been filed during the quarter for which this report is filed.
                                        13

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FPIC Insurance Group, Inc.



                                    ___/s/ Robert B. Finch______
May 13, 1998                        Robert B. Finch, Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                   (a duly authorized officer and the principal
                                     financial officer of the registrant)