Form 10-Q
period 1998-06-30
FPIC INSURANCE GROUP INC
filed 1998-08-13
CIK 1010247

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)
[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended June 30, 1998 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
         ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

As of July 17, 1998 there were 9,479,513 shares of the registrant's common stock outstanding.

                                Table of Contents


Part I - Financial Information

         Item 1.  Consolidated Financial Statements (unaudited)
                     of FPIC Insurance Group, Inc. and Subsidiaries:

                     Consolidated Balance Sheets............................3

                     Consolidated Statements of Income......................4

                     Consolidated Statements of Cash Flows..................5

                     Notes to the Consolidated Financial Statements.........6

         Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......11

Part II - Other Information

         Item 1.  Legal Proceedings........................................17

         Item 2.  Changes in Securities....................................17

         Item 3.  Defaults Upon Senior Securities..........................17

         Item 4.  Submission of Matters to a Vote of Security Holders......17

         Item 5.  Other Information........................................17

         Item 6.  Exhibits and Reports on Form 8-K.........................17

Signatures.................................................................17


                                                 FPIC Insurance Group, Inc.
                                                Consolidated Balance Sheets


                                                                                     6/30/98                      12/31/97
                                                                            =========================     ========================
                                                                                    (unaudited)

Assets
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                                         $283,586,274                 $259,574,210
     Preferred stock, at fair value                                                   1,025,000                            0
     Common stocks, at fair value                                                     2,658,802                    2,540,735
     Real estate investments                                                          4,956,069                    4,571,465
     Other invested assets                                                            4,000,000                    2,000,000
                                                                            -------------------------     ------------------------

    Total Investments                                                               296,226,145                  268,686,410

      Cash and cash equivalents                                                       4,907,826                    7,679,822
      Premiums receivable, net                                                       28,852,342                   17,924,658
      Accrued investment income                                                       4,282,052                    3,740,979
      Reinsurance recoverable on paid losses                                          2,258,995                      866,149
      Due from reinsurers on unpaid losses and advance premiums                      14,501,937                   14,115,000
      Deposits with reinsurers                                                          260,551                   18,070,341
      Property and equipment, net of accumulated depreciation                         2,309,251                    1,982,898
      Deferred policy acquisition costs                                               1,807,124                    1,411,420
      Deferred income taxes                                                           8,806,264                    8,937,094
      Finance charge receivable                                                         450,675                      281,217
      Prepaid expenses                                                                  107,535                      423,328
      Intangible assets                                                               6,977,706                    7,173,841
      Other assets                                                                    4,765,525                    1,556,594
                                                                            -------------------------     ------------------------

     Total Assets                                                                  $376,513,928                 $352,849,751
                                                                            =========================     ========================

Liabilities and Shareholders' Equity

Liabilities
       Loss and loss adjustment expense reserves                                   $194,197,000                 $188,086,000
       Unearned premiums                                                             37,187,123                   28,217,537
       Paid in advance and unprocessed                                                2,406,913                    4,782,835
       Short term debt                                                                4,000,000                    2,000,000
       Federal income tax payable                                                     1,006,599                    2,735,527
       Accrued expenses and other liabilities                                         7,098,610                    6,963,432
                                                                             -------------------------     ------------------------

     Total Liabilities                                                              245,896,245                  232,785,331
                                                                             -------------------------     ------------------------

Shareholders' Equity
        Preferred stock, $.10 par value, 50,000,000 shares authorized;
             no shares issued and outstanding                                                -                             -
        Common stock, $.10 par value: 25,000,000 shares authorized;
             9,215,697 and 9,179,581 shares issued and outstanding
             in 1998 and 1997, respectively                                             921,569                      917,958
        Additional paid-in capital                                                   26,119,068                   25,789,144
        Accumulated total other comprehensive income, net                             4,022,432                    3,634,299
        Retained earnings                                                            99,554,614                   89,723,019
                                                                             -------------------------     ------------------------

     Total Shareholders' Equity                                                     130,617,683                  120,064,420
                                                                             -------------------------     ------------------------

     Total Liabilities and Shareholders' Equity                                    $376,513,928                 $352,849,751
                                                                             =========================     ========================


 See accompanying notes.

                                                   FPIC Insurance Group, Inc.
                                              Consolidated Statements of Income
                                                         (Unaudited)


                                                    Three months ended June 30                        Six months ended June 30
                                          =============================================    ========================================
                                                 1998                        1997                 1998                    1997
                                          ==================        ===================      ===============       ================


Revenues
     Net premiums earned                     $22,954,687                  $16,093,632          $40,809,986             $31,583,649
     Net investment income                     4,372,425                    3,891,617            8,712,179               8,033,398
     Net realized investment gains (losses)      (32,497)                     (41,314)             (47,219)                (54,241)
     Claims administration fees                2,513,422                    2,016,684            5,103,421               3,840,665
     Commission income                           242,839                      185,794              468,943                 388,628
     Other income                                408,995                      482,739              899,241                 858,800
                                        ---------------------      ---------------------     ----------------     -----------------

     Total revenues                           30,459,871                   22,629,152           55,946,551              44,650,899
                                        ---------------------      ---------------------     -----------------    -----------------


Expenses
     Net losses and loss adjustment expenses  18,164,209                   13,541,389           32,682,159              26,703,225
     Other underwriting expenses               2,677,750                    1,465,364            4,494,938               3,140,087
     Claims administration expenses            2,582,759                    1,999,872            5,030,884               3,868,694
                                        ---------------------     ----------------------    -------------------   -----------------

      Total expenses                          23,424,718                   17,006,625           42,207,981              33,712,006
                                        ---------------------     ----------------------    -------------------   -----------------


     Income before income taxes                7,035,153                    5,622,527           13,738,570              10,938,893

     Income taxes                              1,988,666                    1,712,317            3,906,975               3,238,117
                                        ----------------------    ----------------------    -------------------  ------------------


      Net income                              $5,046,487                   $3,910,210           $9,831,595              $7,700,776
                                        ======================    ======================    ===================  ==================


      Basic earnings per common share              $0.55                        $0.43                $1.07                   $0.85
                                        ======================    ======================    ===================  ==================

      Diluted earnings per common share            $0.52                        $0.42                $1.01                   $0.83
                                        ======================    ======================    ===================  ==================


      Basic weighted average shares outstanding   9,211,851                  9,021,001            9,205,918             9,013,717
                                                ==============         =================     ===============      =================

      Diluted weighted average shares outstanding 9,719,184                  9,337,521            9,713,251             9,330,237
                                                ==============         =================     ================      ================

 See accompanying notes.

                                              FPIC Insurance Group, Inc.
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)


                                                                                       Six months ended June 30
                                                                       ======================================================
                                                                                  1998                         1997
                                                                       =========================     ========================

Cash flows from operating activities
     Net income                                                               $9,831,595                   $7,700,776
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                            956,822                    1,145,816
                Realized losses on investments                                    47,219                       54,241
                Net earnings from equity investment                              (74,612)                           0
                Deferred income taxes                                            (69,840)                   1,009,180
                Changes in assets and liabilities:
                        Premiums receivable                                   (6,498,062)                  (6,400,941)
                        Accrued investment income                               (541,073)                    (250,368)
                        Reinsurance recoverable on paid losses                (1,392,846)                      70,353
                        Due from reinsurers on unpaid losses
                             and advance premiums                               (386,937)                     450,702
                        Deposits with reinsurers                              17,809,790                   (1,049,352)
                        Deferred policy acquisition costs                       (395,704)                    (849,651)
                        Other assets                                          (7,638,553)                    (809,923)
                        Prepaid expenses and finance charge receivable           146,335                      211,937
                        Loss and loss adjustment expense reserves              6,111,538                    8,039,000
                        Unearned premiums                                      8,969,586                   10,151,566
                        Paid in advance and unprocessed                       (2,375,922)                  (2,772,173)
                        FIGA accrual                                                   0                     (562,622)
                        Federal income tax payable                            (1,728,928)                  (1,297,994)
                        Accrued expenses and other liabilities                   134,640                      (68,866)
                                                                      -------------------------     ------------------------

                 Net cash provided by operating activities                    22,905,048                   14,771,681
                                                                      -------------------------     ------------------------

 Cash flows from investing activities
     Proceeds from sale or maturity of securities available-for-sale          26,173,165                   44,437,348
     Purchase of securities available-for-sale                               (50,326,165)                 (55,368,113)
     Purchase of goodwill                                                              0                   (1,077,173)
     Purchase of real estate investments                                        (261,783)                    (580,411)
     Purchase of other invested assets                                        (2,000,000)                           0
     Purchase of preferred stock                                              (1,000,000)                           0
     Purchase of subsidiary's net other assets                                         0                     (289,384)
     Purchase of property and equipment, net                                    (595,796)                    (342,953)
                                                                       -------------------------     ------------------------

                Net cash used in investing activities                        (28,010,579)                 (13,220,686)
                                                                       -------------------------     ------------------------

Cash flows from financing activities
     Receipt of short term debt                                                2,000,000                            0
     Issuance of common stock, net                                               333,535                      107,898
                                                                       -------------------------     ------------------------

               Net cash provided by financing activities                       2,333,535                      107,898
                                                                       -------------------------     ------------------------

               Net decrease in cash                                           (2,771,996)                   1,658,893

     Cash and cash equivalents, beginning of period                            7,679,822                    5,463,096
                                                                       -------------------------     ------------------------

               Cash and cash equivalents, end of period                       $4,907,826                   $7,121,989
                                                                       =========================     ========================

Supplemental disclosure of cash flow information:
      Federal income taxes paid                                               $5,068,000                   $2,216,000
      Interest paid                                                              $71,374                           $0


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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, FPIC, FPIC Insurance Agency, and McCreary Corporation and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997, which were filed with the Securities and Exchange Commission on Form 10-K on March 26, 1998.

2.  Loss and Loss Adjustment Expense Liability

The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current income. Incurred losses and loss adjustment expenses for the six-month periods ended June 30, 1998 and 1997 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

3.  Income Taxes

Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

4.  Investments

Proceeds from sales of investments available-for-sale were $26,173,165 and $44,437,348 during the six months ended June 30, 1998 and 1997, respectively.

Gross realized gains and (losses) from sales of debt securities based on specific identification, were $81 and $(47,300); and $25,342 and $(79,583) for the six months ended June 30, 1998 and 1997, respectively.

The  amortized  cost  of  investments  in  securities   available-for-sale   was
$281,158,016  and  $256,523,717  as of June 30,  1998  and  December  31,  1997,
respectively.

5.  Business Acquisitions

On July 1, 1995, McCreary Corporation acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000 plus certain additional payments based upon earnings. The acquisition agreement specified additional payments, based upon earnings, to be made to the seller from 1996 through 2000. Since projected earnings were attained for the twelve-month period ended June 30, 1997, the Company paid an additional $900,000 in 1997. In addition, projected earnings for the twelve month period ended June 30, 1998 were attained and an $800,000 payment will be made in 1998.

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

On September 22, 1997, the Company entered into an agreement with Frontier Insurance Group, Inc. (Frontier) to combine their medical professional liability businesses in Florida. Beginning December 1, 1997, and continuing for 12 months thereafter, the Company's subsidiary, FPIC, began underwriting Frontier's Florida book of business. The cost of the transaction was $3.2 million, paid in Company common stock, with a cash adjustment based on actual results at the end of one year. The excess of the purchase price over tangible assets is included in intangible assets and will be amortized over the expected life of this book of business, considering the Company's historical policy renewal rate. In addition, the two companies will establish a jointly-owned claims entity in two locations in Florida.

6. Subsequent Events

On July 1, 1998, the Company acquired Anesthesiologists' Professional Assurance Company (APAC), a Florida-domiciled risk retention group with a $10 million book of anesthesiologist medical professional liability business. The cost of the transaction was $18 million, paid in a combination of cash, Company common stock, and assumption of debt. In connection with this transaction, the Company also acquired a 9.9% interest in American Professional Assurance Ltd., a reinsurance company and an affiliate of APAC, for $5.5 million in cash and $3.5 million in non-compete agreements and other fees.

On July 1, 1998, the Company's subsidiary, EMI, acquired Sy. Med Development, Inc. (Sy. Med), a software development and consulting company headquartered in Nashville, Tennessee. The transaction was a stock purchase structured on an earn-out over the next four years. The initial payment was $400,000, and all future payments are contingent on future earnings.

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

8.  Commitments and Contingencies

The Company is involved in numerous legal actions arising primarily from claims-made insurance policies. The legal actions arising from claims made insurance policies have been considered by the Company in establishing its reserves. While the outcomes of all legal actions are not presently determinable, the Company's management is of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

9.   Borrowing Arrangements

The Company maintains a $30,000,000 revolving credit facility. The credit facility agreement terminates on May 31, 1999. The Company is not required to maintain compensating balances in connection with this credit facility. As of June 30, 1998, $4,000,000 had been borrowed under this agreement.

10.  Reconciliation of Basic and Diluted Earnings Per Share

                              Three Months  Three Months  Six Months Six Months
                                 Ended         Ended        Ended      Ended
                                6/30/98       6/30/97      6/30/98    6/30/97


Net income and Income from
 continuing operations         $5,046,487    $3,910,210   $9,831,595 $7,700,776
                               ==========    ==========   ========== ==========

Basic weighted average shares
  outstanding                   9,211,851     9,021,001    9,205,918  9,013,717
Common stock equivalents          507,333       316,520      507,333    316,520
                                  -------       -------      -------    -------
Diluted weighted average
 shares outstanding             9,719,184     9,337,521    9,713,251  9,330,237
                                =========     =========    =========  =========

Basic earnings per share            $0.55         $0.43        $1.07      $0.85
                                    =====         =====        =====      =====

Diluted earnings per share           $0.52        $0.42        $1.01      $0.83
                                     =====        =====        =====      =====


11.   Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. Comprehensive income is divided into net income and other comprehensive income. The following represents other comprehensive income for the three and six months ended June 30, 1998 and 1997.

                                      Three Months         Six Months        Three Months          Six Months
                                          Ended               Ended              Ended                Ended
                                         6/30/98             6/30/98            6/30/97              6/30/97


Unrealized gains on investments, net of tax:

Unrealized  holding  gains  arising  during  period
(net of tax of $184,622  and $192,468 in 1998; and
$1,074,366 and $229,722
   in 1997)                               $342,869         $  357,441       $  2,085,535            $445,932

Less:  reclassification adjustment
 for losses realized in net income
  (net of tax of $11,374 and
  $16,527 in 1998; and
  $14,047 and $18,442 in 1997)              21,123             30,692             27,267              35,799
                                            ------             ------             ------              ------

Net unrealized gains (net of tax of
   $195,996 and $208,995 in 1998;
    and $1,088,413 and $248,164
    in 1997)                               $363,992      $    388,133         $2,112,802           $  481,731
                                           ========       ============        ==========           ==========

Other comprehensive income                 $363,992      $    388,133         $2,112,802           $  481,731
                                           ========       ============        ==========           ==========


The tax rate used in the presentation above was 35% in 1998 and 34% in 1997.

12.  Reclassification of 1997 presentation

Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

                           FPIC Insurance Group, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For purposes of this management discussion and analysis, "Company" refers to FPIC Insurance Group, Inc., a holding company, and its consolidated subsidiaries, "FPIC" refers only to Florida Physicians Insurance Company, Inc., and "McCreary" refers to McCreary Corporation and its subsidiaries. All amounts in this management discussion and analysis have been rounded to the nearest $100,000.

The Company's primary source of revenue is dividends from its subsidiaries. The primary sources of revenues for these dividends are premiums earned and investment income derived from the insurance operations of FPIC, and fee and commission income from McCreary and FPIC Insurance Agency. The Company concentrates on liability insurance products for the healthcare community, with medical professional liability (MPL) insurance for physicians and dentists as its primary product. The Company, through FPIC, writes MPL insurance on a claims-made basis, which provides protection to the insured against only those claims that arise out of incidents occurring and of which notice to the insurer is given while coverage is effective.

On January 17, 1997, McCreary acquired all of the outstanding stock of Employers Mutual, Inc. (EMI) a third party administrator of self-insured managed care health plans in Florida and Texas, for $1,250,000, with additional payments up to $1,000,000 if specified earnings targets are met over the next four years. EMI's primary market consists of hospitals and provider-sponsored delivery organizations.

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

On December 1, 1997, the Company entered into an agreement with Frontier Insurance Group, Inc. (Frontier) to combine their medical professional liability businesses in Florida. Beginning December 1, 1997, and continuing for 12 months thereafter, the Company's subsidiary, FPIC, began underwriting Frontier's Florida book of business. An initial purchase price of $3.2 million was set and was paid in Company common stock, with a cash adjustment based on actual results at the end of one year. In addition, the two companies will establish a jointly-owned claims entity in two locations in Florida.

On July 1, 1998, the Company acquired Anesthesiologists' Professional Assurance Company (APAC), a Florida-domiciled risk retention group with $10 million of anesthesiologist MPL business. The cost of the transaction was $18 million, paid in a combination of cash, Company common stock, and assumption of debt. In connection with this transaction, the Company also acquired a 9.9% interest in American Professional Assurance Ltd., a reinsurance company and an affiliate of APAC, for $5.5 million in cash and $3.5 million in non-compete agreements and other fees.

On July 1, 1998, the Company's subsidiary, EMI, acquired Sy. Med Development, Inc. (Sy. Med), a software development and consulting company headquartered in Nashville, Tennessee. The initial payment was $400,000, and future payments are on a four year earn-out basis, contingent on future earnings.

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

Results of Operations - Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

Premiums

Direct premiums written and assumed increased $7.9 million, or 44%, from $17.8 million for the three months ended June 30, 1997 to $25.7 million for the three months ended June 30, 1998. Net premiums earned increased $6.9 million, or 43%, from $16.1 million for the three months ended June 30, 1997 to $23.0 million for the three months ended June 30, 1998. These increases were primarily due to an increase in the number of insureds, a rate increase of 7.3% on physician MPL premiums effective January 1, 1998, $1.6 million of new premiums written in Texas and the addition of health premiums of approximately $4.5 million.

Net Investment Income

Net investment income increased $.5 million, or 13%, from $3.9 million for the three months ended June 30, 1997 to $4.4 million for the three months ended June 30, 1998. The increase is due to an increase in invested assets, primarily in tax-exempt securities.

Claims Administration Fees and Commission Income

This income is generated by McCreary and its subsidiary, EMI. Claims administration fees are revenues generated by McCreary's core business, which is the administration of self-insured programs for large employers, primarily of health and workers compensation plans. Neither McCreary nor the Company assumes any risk on these products; the risk is assumed by each employer and any excess coverage desired is placed by McCreary with various insurers and reinsurers. All the commission income was generated from the placement of this excess coverage by McCreary.

Claims administration fees and commission income increased $.6 million, or 27%, from $2.2 million for the three months ended June 30, 1997 to $2.8 million for the three months ended June 30, 1998. This increase is attributable to the addition of new contracts.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $4.7 million, or 35%, from $13.5 million for the three months ended June 30, 1997 to $18.2 million for the three months ended June 30, 1998, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 84.1% for the three months ended June 30, 1997 and 79.1% for the three months ended June 30, 1998. The reserve for losses and LAE represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations.

Other Underwriting Expenses

Other underwriting expenses increased $1.2 million, or 80%, from $1.5 million for the three months ended June 30, 1997 to $2.7 million for the three months ended June 30, 1998. This increase was attributable to an increase in acquisition expenses and general and administrative expenses. In addition, in 1997 these expenses were net of $0.8 million, which related to an accrual for state guaranty fund bonds. In 1997, the state informed the Company that these bonds were likely to be defeased early. As a result, the Company began to reduce its liability for future payments. Excluding the effect of this one time adjustment in 1997, other underwriting expenses increased 17%.

Claims Administration Expenses

These expenses relate entirely to the operation of McCreary, and increased $.6 million, or 30%, from $2.0 million for the three months ended June 30, 1997 to $2.6 million for the three months ended June 30, 1998. This increase was primarily attributable to an increase in the core operations of McCreary.

Net Income

For the reasons stated above, net income increased $1.1 million, or 28%, from $3.9 million for the three months ended June 30, 1997 to $5.0 million for the three months ended June 30, 1998. Diluted earnings increased $.10 per share or 24%, from $.42 per share for the three months ended June 30, 1997 to $.52 per share for the three months ended June 30, 1998.

Results of Operations - Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

Premiums

Direct premiums written and assumed increased $10.0 million, or 22%, from $45.5 million for the six months ended June 30, 1997 to $55.5 million for the six months ended June 30, 1998. Net premiums earned increased $9.2 million, or 29%, from $31.6 million for the six months ended June 30, 1997 to $40.8 million for the six months ended June 30, 1998. These increases were primarily due to an increase in the number of insureds, a rate increase of 7.3% on physician MPL premiums effective January 1, 1998, $3.3 million of new premiums written in Texas and the addition of health premiums of approximately $5.2 million.

Net Investment Income

Net investment income increased $.7 million, or 9%, from $8.0 million for the six months ended June 30, 1997 to $8.7 million for the six months ended June 30, 1998. The increase is due to an increase in invested assets, primarily in tax-exempt securities.

Claims Administration Fees and Commission Income

This income is generated by McCreary and its subsidiary, EMI. Claims administration fees are revenues generated by McCreary's core business, which is the administration of self-insured programs for large employers, primarily of health and workers compensation plans. Neither McCreary nor the Company assumes any risk on these products; the risk is assumed by each employer and any excess coverage desired is placed by McCreary with various insurers and reinsurers. All the commission income was generated from the placement of this excess coverage by McCreary.

Claims administration fees and commission income increased $1.4 million, or 33%, from $4.2 million for the six months ended June 30, 1997 to $5.6 million for the six months ended June 30, 1998. This increase is attributable to the addition of new contracts.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $6.0 million, or 22%, from $26.7 million for the six months ended June 30, 1997 to $32.7 million for the six months ended June 30, 1998, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 84.5% for the six months ended June 30, 1997 and 80.1% for the six months ended June 30, 1998. The reserve for losses and LAE represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations.

Other Underwriting Expenses

Other underwriting expenses increased $1.4 million, or 45%, from $3.1 million for the six months ended June 30, 1997 to $4.5 million for the six months ended June 30, 1998. This increase was attributable to an increase in acquisition expenses and general and administrative expenses. In addition, in 1997 these expenses were net of $1.1 million, which related to an accrual for state guaranty fund bonds. In 1997, the state informed the Company that these bonds were likely to be defeased early. As a result, the Company began to reduce its liability for future payments.

Claims Administration Expenses

These expenses relate entirely to the operation of McCreary, and increased $1.1 million, or 28%, from $3.9 million for the six months ended June 30, 1997 to $5.0 million for the six months ended June 30, 1998. This increase was primarily attributable to an increase in the core operations of McCreary.

Net Income

For the reasons stated above, net income increased $2.1 million, or 27%, from $7.7 million for the six months ended June 30, 1997 to $9.8 million for the six months ended June 30, 1998. Diluted earnings increased $.18 per share or 22%, from $.83 per share for the six months ended June 30, 1997 to $1.01 per share for the six months ended June 30, 1998.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was $22.9 million during the six months ended June 30, 1998 and was sufficient to meet the Company's needs. Of the $22.9 million, approximately $17.7 million related to the expiration of a finite reinsurance contract on December 31, 1997. The proceeds were received in the first quarter of 1998 and were invested in fixed income securities. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes.

The Company maintains a $30 million revolving credit facility (credit facility) with a Florida lending institution to meet certain non-operating cash needs as they may arise. The credit facility terminates May 31, 1999. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this credit facility. As of June 30, 1998, the Company had borrowed $4 million against the credit facility for non-operating purposes.

Dividends payable by FPIC to the Company are subject to certain limitations imposed by Florida law. In 1998, FPIC is permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $12.4 million without regulatory approval.

The Company filed a Form 8-K with the Securities and Exchange Commission on July 15, 1998 to report the authorization by the Board of Directors to purchase up to 500,000 shares of the Company's common stock over the next twelve months. The Company can purchase the shares on the open market at the discretion of management.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held June 10, 1998. At the meeting, the following items were passed by the vote shown.

                                                                    Against or   Abstentions and
                                                        For          Withheld    Broker non-votes

         I.       Election of Four Directors:
                  James W. Bridges, M.D.             6,664,648         127,849
                  J. Stewart Hagen, M.D.             6,724,543          67,954
                  D.L. Van Eldik, M.D.               6,715,561          76,936
                  Henry M. Yonge, M.D.               6,711,738          80,759

         II.      Approve Amendments to
                  the Director Stock Option Plan     5,007,607       1,784,890

         III.     Approve Amendments to
                  the Omnibus Incentive Plan         5,305,456       1,487,041


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

                                        FPIC Insurance Group, Inc.


                                       /s/ Robert B. Finch
August 12, 1998                         Robert B. Finch, Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (a duly authorized officer and the
                                         principal financial officer of the
                                         registrant)