Form 10-Q
period 1998-09-30
FPIC INSURANCE GROUP INC
filed 1998-11-12
CIK 1010247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
      ___________.

Commission file number 1-11983

                           FPIC Insurance Group, Inc.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                            59-3359111
----------------------------------                          ------------------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation of organization)                           Identification No.)

1000 Riverside Avenue, Suite 800, Jacksonville, FL          32204
----------------------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (904)  354-5910
                                ---------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    ___X___   No  ______

As of October 31, 1998 there were 9,413,514 shares of the registrant's common stock outstanding.

                               Table of Contents


Part I - Financial Information

         Item 1. Consolidated Financial Statements (unaudited) of FPIC Insurance Group, Inc. and Subsidiaries:

                  Consolidated Balance Sheets............................................  3

                  Consolidated Statements of Income......................................  4

                  Consolidated Statements of Cash Flows..................................  5

                  Notes to the Consolidated Financial Statements.........................  6

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......................... 11

Part II - Other Information

         Item 1.  Legal Proceedings...................................................... 17

         Item 2.  Changes in Securities.................................................. 17

         Item 3.  Defaults Upon Senior Securities........................................ 17

         Item 4.  Submission of Matters to a Vote of Security Holders.................... 17

         Item 5.  Other Information...................................................... 17

         Item 6.  Exhibits and Reports on Form 8-K....................................... 17

Signatures............................................................................... 17

                           FPIC Insurance Group, Inc.
                          Consolidated Balance Sheets

                                                                          9/30/98          12/31/97
                                                                    ----------------  ----------------
                                                                        (unaudited)
ASSETS
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                              $326,347,333     $259,574,210
     Equity securities, at fair value                                      3,945,602        2,540,735
     Real estate investments                                               4,642,480        4,571,465
     Other invested assets                                                 9,502,313        2,000,000
                                                                    ----------------  ----------------

    TOTAL INVESTMENTS                                                    344,437,728      268,686,410

      Cash and cash equivalents                                            5,032,271        7,679,822
      Premiums receivable, net                                            31,924,255       17,924,658
      Accrued investment income                                            5,602,475        3,740,979
      Reinsurance recoverable on paid losses                               2,967,079          866,149
      Due from reinsurers on unpaid losses and advance premiums           30,734,885       14,115,000
      Deposits with reinsurers                                                     0       18,070,341
      Property and equipment, net of accumulated depreciation              2,877,540        1,982,898
      Deferred policy acquisition costs                                    1,630,182        1,411,420
      Deferred income taxes                                                8,587,898        8,937,094
      Finance charge receivable                                              474,154          281,217
      Prepaid expenses                                                       162,467          423,328
      Intangible assets                                                   17,272,401        7,173,841
      Other assets                                                         4,154,434        1,556,594
                                                                    ----------------  ----------------

     TOTAL ASSETS                                                       $455,857,769     $352,849,751
                                                                    ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       Loss and loss adjustment expense reserves                        $232,953,746     $188,086,000
       Unearned premiums                                                  41,916,949       28,217,537
       Paid in advance and unprocessed                                     1,231,118        4,782,835
       Short term debt                                                    23,750,000        2,000,000
       Federal income tax payable                                          1,479,754        2,735,527
       Accrued expenses and other liabilities                              6,874,236        6,963,432
                                                                    ----------------  ----------------

     TOTAL LIABILITIES                                                   308,205,803      232,785,331
                                                                    ----------------  ----------------

SHAREHOLDERS' EQUITY
        Preferred stock, $.10 par value, 50,000,000 shares authorized;
             no shares issued and outstanding
        Common stock, $.10 par value: 25,000,000 shares authorized;
             9,453,514 and 9,179,581 shares issued and outstanding
             in 1998 and 1997, respectively                                  945,351          917,958
        Additional paid-in capital                                        34,310,287       25,789,144
        Accumulated total other comprehensive income, net                  7,360,979        3,634,299
        Retained earnings                                                105,035,349       89,723,019
                                                                    ----------------  ----------------

     TOTAL SHAREHOLDERS' EQUITY                                          147,651,966      120,064,420
                                                                    ----------------  ----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $455,857,769     $352,849,751
                                                                    ================  ================

 See accompanying notes.
                                       3

                          FPIC Insurance Group, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                          Three months ended September 30     Nine months ended September 30
                                                        ----------------------------------- ----------------------------------
                                                               1998             1997              1998             1997
                                                        ----------------- --------------- ---------------- -----------------
Revenues
     Net premiums earned                                    $22,986,070      $16,188,199      $63,796,056       $47,771,848
     Net investment income                                    4,259,182        4,064,362       12,971,361        12,017,067
     Net realized investment gains (losses)                        (700)           7,758          (47,919)          (46,483)
     Claims administration fees                               2,218,371        2,224,914        7,321,792         6,065,579
     Commission income                                          798,250          758,594        1,267,193         1,147,222
     Other income                                               570,000          459,881        1,469,241         1,399,374
                                                        ---------------   --------------  ---------------- -----------------

     Total revenues                                          30,831,173       23,703,708       86,777,724        68,354,607
                                                        ---------------   --------------  ---------------- -----------------


Expenses
     Net losses and loss adjustment expenses                 17,506,225       14,014,005       50,188,384        40,717,230
     Other underwriting expenses                              2,795,118        1,492,201        7,290,056         4,632,288
     Claims administration expenses                           2,247,234        2,196,916        7,278,118         6,065,610
     Other expenses                                             955,216                0          955,216                 0
                                                        ---------------   --------------  ---------------- -----------------

      Total expenses                                         23,503,793       17,703,122       65,711,774        51,415,128
                                                        ---------------   --------------  ---------------- -----------------


     Income before income taxes                               7,327,380        6,000,586       21,065,950        16,939,479

     Income taxes                                             1,846,645        1,722,276        5,753,620         4,960,393
                                                        ---------------   --------------  ---------------- -----------------


      Net income                                             $5,480,735       $4,278,310      $15,312,330       $11,979,086
                                                        ===============   ==============  ================ =================


      Basic earnings per common share                             $0.58            $0.47            $1.65             $1.33
                                                        ===============   ==============  ================ =================

      Diluted earnings per common share                           $0.55            $0.46            $1.56             $1.28
                                                        ===============   ==============  ================ =================


      Basic weighted average shares outstanding               9,471,941        9,028,831        9,295,751         9,019,290
                                                        ===============   ==============  ================ =================

      Diluted weighted average shares outstanding             9,970,882        9,382,477        9,794,692         9,373,541
                                                        ===============   ==============  ================ =================

 See accompanying notes.

                           FPIC Insurance Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                       Nine months ended September 30
                                                                    -----------------------------------
                                                                            1998             1997
                                                                    -----------------    --------------
Cash flows from operating activities
     Net income                                                          $15,312,330      $11,979,086
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                      1,533,750        1,610,866
                Realized losses on investments                                47,919           46,483
                Realized losses on sale of equipment                           9,733                0
                Net earnings from equity investment                         (124,612)               0
                Deferred income taxes                                       (282,748)       1,232,519
                Changes in assets and liabilities:
                        Premiums receivable                              (10,536,690)      (4,526,410)
                        Accrued investment income                         (1,452,218)        (872,681)
                        Reinsurance recoverable on paid losses            (1,984,612)        (506,474)
                        Due from reinsurers on unpaid losses
                             and advance premiums                            615,615          452,621
                        Deposits with reinsurers                          18,037,425       (1,356,049)
                        Deferred policy acquisition costs                   (218,762)        (590,799)
                        Other assets                                      (2,369,305)      (1,360,461)
                        Prepaid expenses and finance charge receivable        67,924          273,720
                        Loss and loss adjustment expense reserves          5,457,180       11,926,000
                        Unearned premiums                                  8,979,875        9,591,775
                        Paid in advance and unprocessed                   (4,187,250)      (4,259,049)
                        FIGA accrual                                               0         (972,622)
                        Federal income tax payable                        (1,255,773)               0
                        Accrued expenses and other liabilities              (498,170)          16,685
                                                                       --------------   -------------

                 Net cash provided by operating activities                27,151,611       22,685,210
                                                                       --------------   -------------

 Cash flows from investing activities
     Proceeds from sale or maturity of securities available-for-sale      35,083,754       59,670,167
     Purchase of securities available-for-sale                           (71,701,990)     (77,785,864)
     Purchase of goodwill                                                (10,477,754)      (1,077,173)
     Purchase of real estate investments                                    (261,783)        (628,237)
     Purchase of other invested assets                                    (7,502,313)               0
     Purchase of equity securities                                        (1,280,000)      (2,331,949)
     Purchase of subsidiary's net other assets                            (2,681,703)        (289,384)
     Purchase of property and equipment, net                              (1,275,909)        (603,673)
                                                                       --------------   -------------

                Net cash used in investing activities                    (60,097,698)     (23,046,113)
                                                                       --------------   -------------

Cash flows from financing activities
     Receipt of short term debt                                           21,750,000                0
     Issuance of common stock, net                                         8,548,536          107,898
                                                                       --------------   -------------

               Net cash provided by financing activities                  30,298,536          107,898
                                                                       --------------   -------------

               Net decrease in cash                                       (2,647,551)        (253,005)
                                                                       --------------   -------------

     Cash and cash equivalents, beginning of period                        7,679,822        5,463,096
                                                                       --------------   -------------

               Cash and cash equivalents, end of period                   $5,032,271       $5,210,091
                                                                       ==============   =============

Supplemental disclosure of cash flow information:
      Federal income taxes paid                                           $5,068,000       $2,216,000
      Interest paid                                                         $474,588               $0

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, FPIC, FPIC Insurance Agency Inc., Anesthesiologists' Professional Assurance Company (APAC), and McCreary Corporation and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997, which were filed with the Securities and Exchange Commission on Form 10-K on March 26, 1998.

2.  LOSS AND LOSS ADJUSTMENT EXPENSE LIABILITY

The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current income. Incurred losses and loss adjustment expenses for the nine-month periods ended September 30, 1998 and 1997 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

3.  INCOME TAXES

Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

4.  INVESTMENTS

Proceeds from sales of investments available-for-sale were $35,083,754 and $59,670,167 during the nine months ended September 30, 1998 and 1997, respectively.

Gross realized gains and (losses) from sales of debt securities based on specific identification, were $325 and $(48,244); and $40,791 and $(87,274) for the nine months ended September 30, 1998 and 1997, respectively.

The amortized cost of investments in securities available-for-sale was $318,983,423 and $256,523,717 as of September 30, 1998 and December 31, 1997,
respectively.

5.  BUSINESS ACQUISITIONS

On July 1, 1995, McCreary Corporation acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for a cost of $2,000,000 plus certain additional payments based upon earnings. The acquisition agreement specified additional payments, based upon earnings, to be made to the seller from 1996 through 2000. Since projected earnings were attained for the twelve-month period ended June 30, 1997, the Company paid an additional $900,000 in 1997. In addition, projected earnings for the twelve month period ended June 30, 1998 were attained and an $800,000 payment was made in 1998.

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

The remaining payments for these two acquisitions are as follows:

                                      McCreary            EMI
                                      --------            ---
                    1999              700,000            250,000
                    2000              600,000            250,000
                    2001                    0            250,000

These payments are subject to adjustment in accordance with the agreements based on attainment of projected annual earnings from the date of acquisition through 2001. No individual annual payment will exceed the annual earnings, and may be reduced if the projected earnings are not attained for that year. The agreements allow for an additional final payment based on the aggregate earnings compared to the aggregate projected earnings during the earnout period. The effect of these subsequent payments is to increase the original purchase price and the recorded goodwill.

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

On July 1, 1998, the Company completed its acquisition of Anesthesiologists' Professional Assurance Company (APAC), a Florida-domiciled risk retention group with a $10 million book of anesthesiologist medical professional liability business. The cost of the transaction, accounted for under the purchase method of accounting, was $18 million, paid in a combination of cash, Company common stock, and assumption of debt. In connection with this transaction, the Company also acquired a 9.9% interest in American Professional Assurance Ltd., a reinsurance company and an affiliate of APAC, for $5.5 million in cash. Additionally, $3.5 million was paid in non-compete agreements and other fees to certain key employees.

On July 14, 1998, the Company's subsidiary, EMI, acquired Sy. Med Development, Inc. (Sy. Med), a software development and consulting company headquartered in Nashville, Tennessee. The transaction was a stock purchase structured on an earn-out over the next four years. The initial payment, accounted for under the purchase method of accounting, was $400,000, and all future payments are contingent on future earnings. The purchase agreement sets the initial future earnout amounts at $175,000 for the six month period ended December 31, 1998 and $400,000, $500,000, and $600,000 for the fiscal years ending December 31, 1999 through 2001 and $325,000 for the six month period January 1, 2002 through June 30, 2002. These amounts are subject to adjustment depending on the actual results attained.


6. SUBSEQUENT EVENTS

On October 7, 1998, the Company signed a definitive agreement to purchase The Tenere Group, Inc., for $20.6 million in cash. The Tenere Group, located in Springfield, Missouri, is a stock holding company that has two primary insurance subsidiaries. One subsidiary writes $8.5 million of medical professional liability insurance and the other subsidiary writes $1.5 million of lawyer professional liability insurance. The purchase is subject to a number of conditions, including shareholder and regulatory approvals. The Company anticipates that this transaction will close in December of this year.

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

9.  BORROWING ARRANGEMENTS

The Company maintains a $30,000,000 revolving credit facility. The credit facility agreement terminates on May 31, 1999. The Company is not required to maintain compensating balances in connection with this credit facility. As of September 30, 1998, $23,750,000 had been borrowed under this agreement.

10.  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                     Three Months      Three Months       Nine Months          Nine Months
                                        Ended              Ended             Ended                Ended
                                       9/30/98            9/30/97           9/30/98              9/30/97
                                       -------            -------           -------              -------
Net income and income from
 continuing operations                   $5,480,735         $4,278,310     $15,312,330         $11,979,086
                                         ==========         ==========     ===========         ===========

Basic weighted average shares
 outstanding                              9,471,941          9,027,918      9,295,751           9,018,982
Common stock equivalents                    498,941            354,559        498,941             354,559
                                            -------            -------        -------             -------
Diluted weighted average
 shares outstanding                       9,970,882          9,382,477      9,794,692           9,373,541
                                          =========          =========      =========           =========

Basic earnings per share                      $0.58              $0.47          $1.65               $1.33
                                              =====              =====          =====               =====

Diluted earnings per share                    $0.55              $0.46          $1.56               $1.28
                                              =====              =====          =====               =====

11.  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. Comprehensive income is divided into net income and other comprehensive income. The following represents other comprehensive income for the three and nine months ended September 30, 1998 and 1997.

                                          Three Months      Three Months       Nine Months          Nine Months
                                             Ended              Ended             Ended                Ended
                                            9/30/98            9/30/97           9/30/98              9/30/97
                                            -------            -------           -------              -------
Unrealized gains on investments,
  net of tax:

Unrealized holding gains arising
  during period (net of tax of $1,634,199
  and $1,974,831 in 1998; and
  $881,780 and $1,111,501
  in 1997)                                    $3,050,470         $1,711,690        $3,695,533         $2,157,622


Reclassification adjustment
  for losses (gains) realized in net
  income (net of tax of 245
  and $16,772 in 1998; and
  $2,638 and $15,805 in 1997)                        455            (5,120)            31,147             30,678
                                                     ---            -------            ------             ------

Net unrealized gains (net of tax of
  $1,634,444 and $1,991,603 in 1998;
  and $879,142 and $1,127,306
  in 1997)                                    $3,050,925         $1,706,570        $3,726,680         $2,188,300
                                              ==========         ==========        ==========         ==========

Other comprehensive income                    $3,050,925         $1,706,570        $3,726,680         $2,188,300
                                              ==========         ==========        ==========         ==========

The tax rate used in the presentation above was 35% in 1998 and 34% in 1997.

12.  RECLASSIFICATION OF 1997 PRESENTATION

Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

                           FPIC INSURANCE GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For purposes of the following discussion and analysis, "Company" refers to FPIC Insurance Group, Inc., a holding company, and its consolidated subsidiaries, "FPIC" refers only to Florida Physicians Insurance Company, Inc., "McCreary" refers to McCreary Corporation and its subsidiaries, and "APAC" refers to Anesthesiologists' Professional Assurance Company. The results of operations for the three months and nine months ended September 30, 1998 include the results of APAC from July 1, 1998. All amounts in this management discussion and analysis have been rounded to the nearest $100,000.

The Company's primary source of revenue is dividends from its subsidiaries.
The primary sources of revenues for these dividends are premiums earned and investment income derived from the insurance operations of FPIC and APAC, and fee and commission income from McCreary and FPIC Insurance Agency Inc.. The Company concentrates on liability insurance products for the healthcare community, with medical professional liability (MPL) insurance for physicians and dentists as its primary product. The Company, through FPIC and APAC, writes MPL insurance on a claims-made basis, which provides protection to the insured against only those claims that arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. The Company recently supplemented its line of insurance products by adding coverage for small employer group health plans.

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

On July 1, 1998, the Company completed the acquisition of APAC, a Florida-domiciled risk retention group with $10 million of anesthesiologist MPL business. The cost of the transaction was $18 million, paid in a combination of cash, Company common stock, and assumption of debt. In connection with this transaction, the Company also acquired a 9.9% interest in American Professional Assurance Ltd., a reinsurance company, for $5.5 million in cash. Additionally, $3.5 million was paid in non-compete agreements and other fees to certain key employees.

On July 1, 1998, the Company's subsidiary, EMI, acquired Sy. Med Development, Inc. (Sy. Med), a software development and consulting company headquartered in Nashville, Tennessee. The initial payment was $400,000, and future payments are on a four year earn-out basis, contingent on future earnings.

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpectedly high frequency or severity of losses in any period, particularly in the Company's prior three policy years, would have a material adverse effect on the Company. Additionally, reevaluations of the Company's loss and loss adjustment expense
(LAE) reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. The Company's historical results of operations are not necessarily indicative of future results.

Results of Operations - Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Premiums

Direct premiums written and assumed increased $9.4 million, or 51%, from $18.5 million for the three months ended September 30, 1997 to $27.9 million for the three months ended September 30, 1998. Net premiums earned increased $6.8 million, or 42%, from $16.2 million for the three months ended September 30, 1997 to $23.0 million for the three months ended September 30, 1998. These increases were primarily due to an increase in the number of insureds, a rate increase of 7.3% on physician MPL premiums effective January 1, 1998, $1.7 million of new premiums written in Texas and the addition of health premiums of approximately $5.3 million. The health premium was primarily generated by a program set up for the members of the Florida Dental Association. In addition, the acquisition of APAC added $1.8 million in direct premiums written and $1.0 million in net premiums earned since its acquisition on July 1, 1998.

Net Investment Income

Net investment income increased $0.2 million, or 5.0%, from $4.1 million for the three months ended September 30, 1997 to $4.3 million for the three months ended September 30, 1998. The increase is due to an increase in invested assets, primarily in tax-exempt securities.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $3.5 million, or 25%, from $14.0 million for the three months ended September 30, 1997 to $17.5 million for the three months ended September 30, 1998, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 86.6% for the three months ended September 30, 1997 and 76.2% for the three months ended September 30, 1998. The lower loss ratio in 1998 reflects a change in the mix of business, particularly the health business, which runs a much lower loss ratio than MPL. The reserve for losses and LAE represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations.

Other Underwriting Expenses

Other underwriting expenses increased $1.3 million, from $1.5 million, or 87%, for the three months ended September 30, 1997 to $2.8 million for the three months ended September 30, 1998. This increase was attributable to an increase in acquisition expenses, general and administrative expenses and the inclusion of APAC, which was acquired as of July 1, 1998. In addition, the health insurance products have a higher expense factor than the Company's core MPL products.

Net Income

For the reasons stated above, net income increased $1.2 million, or 28%, from $4.3 million for the three months ended September 30, 1997 to $5.5 million for the three months ended September 30, 1998. Diluted earnings increased $0.09 per share, or 20%, from $0.46 per share for the three months ended September 30, 1997 to $0.55 per share for the three months ended September 30, 1998.

Results of Operations - Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

Premiums

Direct premiums written and assumed increased $19.4 million, or 30%, from $64.0 million for the nine months ended September 30, 1997 to $83.4 million for the nine months ended September 30, 1998. Net premiums earned increased $16.0 million, or 33%, from $47.8 million for the nine months ended September 30, 1997 to $63.8 million for the nine months ended September 30, 1998. These increases were primarily due to an increase in the number of insureds, a rate increase of 7.3% on physician MPL premiums effective January 1, 1998, $4.9 million of new premiums written in Texas and the addition of health premiums of approximately $10.5 million. In addition, the acquisition of APAC added $1.8 million in direct premiums written and $1.0 million in net premiums earned.

Net Investment Income

Net investment income increased $1.0 million, or 8%, from $12.0 million for the nine months ended September 30, 1997 to $13.0 million for the nine months ended September 30, 1998. The increase is due to an increase in invested assets, primarily in tax-exempt securities.

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

Claims administration fees and commission income increased $1.4 million, or 19%, from $7.2 million for the nine months ended September 30, 1997 to $8.6 million for the nine months ended September 30, 1998. This increase is attributable to the addition of new contracts.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $9.5 million, or 23%, from $40.7 million for the nine months ended September 30, 1997 to $50.2 million for the nine months ended September 30, 1998, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 85.2% for the nine months ended September 30, 1997 and 78.7% for the nine months ended September 30, 1998. The lower loss ratio in 1998 reflects a change in the mix of business, particularly the health business, which runs a much lower loss ratio than MPL. The reserve for losses and LAE represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations.

Other Underwriting Expenses

Other underwriting expenses increased $2.7 million, or 58%, from $4.6 million for the nine months ended September 30, 1997 to $7.3 million for the nine months ended September 30, 1998. This increase was attributable to an increase in acquisition expenses, general and administrative expenses and the inclusion of APAC, which was acquired as of July 1, 1998. In addition, the health insurance products have a higher expense factor than the Company's core MPL products. In 1997 these expenses were net of $1.1 million, which related to an accrual for state guaranty fund bonds. In 1997, the State of Florida informed the Company that these bonds were likely to be defeased early. As a result, the Company began to reduce its liability for future payments. Excluding the effect of this one time adjustment in 1997, other underwriting expenses increased 35%.

Claims Administration Expenses

These expenses relate to the operation of McCreary, and increased $1.2 million, or 20%, from $6.1 million for the nine months ended September 30, 1997 to $7.3 million for the nine months ended September 30, 1998. This increase was primarily attributable to an increase in the core operations of McCreary.

Net Income

For the reasons stated above, net income increased $3.3 million, or 28%, from $12.0 million for the nine months ended September 30, 1997 to $15.3 million for the nine months ended September 30, 1998. Diluted earnings increased $0.28 per share, or 22%, from $1.28 per share for the nine months ended September 30, 1997 to $1.56 per share for the nine months ended September 30, 1998.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was $27.2 million during the nine months ended September 30, 1998 and was sufficient to meet the Company's needs. Of the $27.2 million, approximately $17.7 million related to the expiration of a finite reinsurance contract on December 31, 1997. The proceeds were received in the first quarter of 1998 and were invested in fixed income securities. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes.

The Company maintains a $30 million revolving credit facility (credit facility) with a Florida lending institution to meet certain non-operating cash needs as they may arise. The credit facility terminates May 31, 1999. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this credit facility. As of September 30, 1998, the Company had borrowed $23.8 million against the credit facility for non-operating purposes.

Dividends payable by FPIC to the Company are subject to certain limitations imposed by Florida law. In 1998, FPIC is permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $12.4 million without regulatory approval.

The Company filed a Form 8-K with the Securities and Exchange Commission on July 15, 1998 to report the authorization by the Board of Directors to purchase up to 500,000 shares of the Company's common stock over the next twelve months. The Company can purchase the shares on the open market at the discretion of management. As of October 31, 1998, 71,000 shares had been purchased by the Company on the open market at a cost of approximately $1,840,000. These purchases were funded through the use of the Company's credit facility.

Year 2000

The advent of the Year 2000 will pose significant issues for organizations across the country and will require consideration of converting or replacing millions of lines of computer code. The Year 2000 (Y2K) issue exists due to program developers creating databases and programs to store and process a year as a two-digit field.

The Company's Information Systems ("IS") management staff has performed a thorough review of the Company's operations and the operations of each of its subsidiaries. These reviews considered the readiness of software systems written internally and those provided by third parties to process data and perform the date calculations correctly using dates beginning January 1, 2000 and beyond. Hardware, including servers, PC workstations, network routers, and communications equipment, were reviewed to determine that firmware and operating system software were Y2K compliant.

An action plan was created to resolve all known Y2K issues by July 1, 1999.
The Company fully expects its mission critical software and hardware systems to be fully functional on January 1, 2000 and beyond. Third parties who provide software and/or hardware to the Company have been requested to provide statements of Y2K compliance. Any problems that may occur regarding Y2K are expected to be minor in nature and not have an impact on the Company's ability to provide service and products to customers.

The cost to convert the Company to Y2K compliance is not expected to exceed $150,000, including costs to date. Regarding future acquisitions, the Company, as a part of its due diligence, will determine Y2K compliance and its impact on the dynamics of the acquisition.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits
             Exhibit (27) - Financial Data Schedule (for SEC use only).
         b.  Reports on Form 8-K
             The Company filed a form 8-K on July 15, 1998 to report the authorization by the Board of Directors to purchase up to 500,000 shares of the Company's Common Stock over the next twelve months.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FPIC Insurance Group, Inc.


                                        /s/ Robert B. Finch
                                        ---------------------------------------
November 11, 1998                       Robert B. Finch, Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                          (a duly authorized officer and the
                                          principal financial officer of the
                                          registrant)