Form 10-K
period 1998-12-31
FPIC INSURANCE GROUP INC
filed 1999-03-31
CIK 1010247

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
   [X]        ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the fiscal year ended December 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period ______ to ______
        Commission file number ________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Aggregate market value of the Registrant's Common Stock (its only voting stock) held by non-affiliates of the Registrant as of March 12, 1999 was approximately $367,403,823.

As of March 12, 1999, there were 9,796,363 shares of the Registrant's Common Stock $.10 Par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Shareholders' Meeting are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                           FPIC INSURANCE GROUP, INC.
                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
                                     PART I

Item 1.   Business                                                                      1

Item 2.   Properties                                                                    13

Item 3.   Legal Proceedings                                                             13

Item 4.   Submission of Matters to a Vote of Security Holders                           13

                                    PART II

Item 5.   Market for the Registrants' Common Stock and
          Related Stockholder Matters                                                   13

Item 6.   Selected Financial Data                                                       14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                           14

Item 8.   Financial Statements and Supplemental Data                                    26

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                           26

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant                            26

ITEM 11.  Executive Compensation                                                        27

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                27

ITEM 13.  Certain Relationships and Related Transactions                                27

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K               27

                                     PART I

Item 1. Business

Forward-Looking Statements

The statements that are not historical facts contained in this report are forward-looking statements that involve certain risks and uncertainties. These forward-looking statements include the plans and objectives of management for future operations relating to the products and future economic performance of the Company. These forward-looking statements also address the current views of management regarding the Company's future acquisitions.

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

Overview

FPIC Insurance Group, Inc. (the Company) was formed in 1996. On June 11, 1996, the shareholders of Florida Physicians Insurance Company, Inc. (FPIC) approved the formation of a holding company structure (the Reorganization) that resulted in FPIC becoming a subsidiary of the Company. In connection with the Reorganization, FPIC's shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of FPIC's common stock. As of December 31, 1998, the Company's principal subsidiaries are: FPIC, Anesthesiologists' Professional Assurance Company (APAC) and McCreary Corporation (McCreary). For developments since 1998, see Item 7, Management's Discussion and Analysis.

The Company, through FPIC and APAC, is the largest provider of medical professional liability (MPL) insurance in Florida, based on the number of physicians and dentists insured. For more than 20 years, the Company has provided MPL insurance to Florida's medical community. MPL insurance insures the physician, dentist, hospital or other healthcare providers against liabilities arising from the rendering of or failure to render professional healthcare services. Under the typical MPL insurance policy, the insurer also pays the legal costs of defending the claim. The Company has the exclusive endorsement of both the Florida Medical Association and the Florida Dental Association.

The MPL premium in Florida accounts for approximately 88% of the Company's total premiums written in Florida. As of December 31, 1998, the Company was also licensed in Alabama, Arkansas, Georgia, Kentucky, Michigan, Mississippi, Ohio, Pennsylvania, Tennessee, Texas,

Virginia and West Virginia. The Company has begun or will begin marketing in each of these states when it determines that an opportunity exists to write profitable business.

The Company's two significant industry segments are insurance and third party administration services. For financial information relating to the Company's operations and the Company's significant industry segments, see Management's Discussion and Analysis and the notes to the Consolidated Financial Statements, which are incorporated herein by reference.

Insurance

The Company has developed a variety of insurance products for participants in the healthcare industry. These products include: MPL insurance for medical professionals, managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, AHCA/OSHA insurance coverage, provider stop loss insurance, workers' compensation, and group accident and health coverage. The following table summarizes by product the direct premium written and assumed for the periods indicated.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                               1998               1997           1996
                                                               ----               ----           ----
                                                                            (IN THOUSANDS)
Medical professional liability for physicians                $94,769         $71,056            $58,860
Medical professional liability for dentists                    4,238           3,726              3,539
Managed care                                                     141             130                330
Professional and comprehensive general liability               1,226             814                627
AHCA/OSHA                                                      1,104           1,056                936
Workers' compensation                                            552               0                  0
Group accident and health                                     14,959             989                  0
                                                            --------         -------            -------
               Totals                                       $116,989         $77,771            $64,292
                                                            ========         =======            =======

Medical Professional Liability. The principal product offered by the Company is MPL insurance for physicians and dentists. The Company's MPL insurance is offered to physicians and dentists in all types of settings, including solo practices, group practices and hospitals. MPL insurance provides coverage against the legal liability of an insured for such things as injury caused by or as a result of treatment of a patient, failure to treat a patient and failure to diagnose a patient.

The Company's MPL policies are issued on a "claims-made" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. MPL insurance policies offered by the Company are issued with liability limits up to $5.0 million per incident and $7.0 million in annual aggregate for physicians and $1.0 million per incident and $3.0 million in annual aggregate for dentists. At December 31, 1998, the Company had 6,383 physician insureds and 1,843 dentist insureds. For the year ended December 31, 1998, the Company's $99 million in direct and assumed premium from MPL insurance represents 85% of the Company's total premium.

Managed Care. Managed care liability insurance provides coverage for liability arising from the errors and omissions of a managed care organization, the vicarious liability of a managed care organization for acts or omissions by contracted and employed providers ("E&O") and the liability of directors and officers of a managed care organization ("D&O"). These policies are issued on a claims-made basis. The typical limits of coverage offered by the Company for E&O policies are $1.0 million per incident and $1.0 million in annual aggregate. For D&O policies, the typical limits are $3.0 million per incident and $3.0 million in annual aggregate.

Professional and Comprehensive General Liability. The Company also offers professional and comprehensive general liability insurance to healthcare facilities, such as ambulatory surgery centers and walk-in medical care clinics. The policies issued to healthcare facilities provide both comprehensive general liability and protection for professional liability related to the operation of a healthcare facility and its various staff committees. Professional liability insurance is offered by the Company to healthcare facilities on a claims-made basis. Commercial general liability is available on a claims-made or occurrence basis, although all policies issued as of December 31, 1998 were on a claims-made basis. The limits of coverage for these policies available to non-hospital healthcare facilities are $1.0 million per incident and $3.0 million in annual aggregate and to hospitals is $10.0 million per incident and $10.0 million in annual aggregate. Higher liability limits are placed through facultative reinsurance arrangements. As of December 31, 1998, the Company had 19 facility insureds.

AHCA/OSHA. The Company also offers defense coverage to physicians and dentists for costs associated with investigations initiated by Florida's Agency for Healthcare Administration ("AHCA") as well as the Occupational Safety and Health Administration ("OSHA"). This coverage is offered to the Company's insureds for investigations that are not related to an MPL claim; investigations related to an MPL claim are provided to the Company's insureds as part of their policy coverage. AHCA/OSHA coverage is also offered to physicians and dentists not otherwise insured by the Company. Policy limits for this coverage are $25,000 per incident and $75,000 in annual aggregate. For the year ended December 31, 1997, the Company had $1.1 million in direct premium written from AHCA/OSHA insurance.

Workers' Compensation. The Company began writing workers' compensation insurance in 1998. Workers' compensation insurance covers the liability of the employer for work-related injuries to employees, in accordance with the requirements of law. The Company's workers' compensation insurance is primarily offered to physicians and dentists, as well as to other professional occupations such as accountants, architects, engineers, attorneys and insurance agents. The initial focus has been to write in the state of Florida with a guaranteed cost product. As the Company expands into other states with medical professional liability insurance, the intent is to offer workers' compensation coverage to the existing or potential customer base. The Company is utilizing McCreary for it claims handling, policy administration and underwriting.

Group Accident and Health. The Company began writing and assuming group accident and health (A&H) premium in 1997. Through its relationship with the Florida Dental Association, the Company began underwriting a small employer, limited risk, accident and health program for dentists. A&H insurance provides comprehensive coverage for preventive care and medically necessary expenses at various deductible, co-insurance and stop loss limits. For the year ended December 31, 1998, the Company has $14.9 million in direct and assumed premium from group accident and health, representing 13% of the Company's total premium.

Rates

The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and dentist insureds based on the loss and loss adjustment expenses (LAE) experience it has developed over the past 20 years and upon rates charged by its competitors. The Company uses risk factors, among other things, based on geographic location, medical specialty and policy limits. The Company has established its premium rates and rating classifications for healthcare facilities and managed care organizations utilizing data publicly filed by other insurers and guidelines provided by its reinsurers. All rates for liability insurance are subject to review by the relevant insurance regulatory authority. As part of its pricing strategy, the Company targets medical professionals with low levels of previous MPL claims. The Company offers such medical professionals a "claims-free" credit.

Marketing and Policyholder Services

The Company's insurance products are primarily marketed by independent agencies. In addition, insurance products are sold by the Company directly. As of December 31, 1998, the Company's products were sold through 116 independent agencies. During 1998, approximately 73% of the Company's MPL direct premium written was produced by independent agents, five of which accounted for approximately 50% of such premiums. The Company added 22 new independent agencies in 1998. The insurance products that are sold by the Company directly are a result of direct requests from physicians.

An integral part of the Company's marketing strategy is targeting sectors of the MPL industry that it believes generate above average underwriting profits. The Company has identified certain medical specialties and "claims-free" physicians as sectors in which it wishes to increase its market share. This marketing strategy includes sending targeted physicians personal mail solicitation packages, encouraging agents to refer targeted physicians and providing an expedited application process for those physicians. As a result of this strategy, approximately 67% of the increase in direct premium written in 1998 was received from physicians in the targeted specialties.

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

The Company provides comprehensive risk management services designed to heighten its insureds' awareness of situations giving rise to potential loss exposures, to educate its insureds on ways to improve their medical practice procedures and to assist its insureds in implementing risk modification measures. In addition, the Company conducts surveys for hospitals and large medical groups to review their practice procedures. Complete reports that specify areas of the insured's medical practice that may need attention are provided to the policyholder. The Company presents and participates in periodic seminars with medical societies and other groups at which pertinent subjects are presented. These educational offerings are designed to increase risk awareness and the effectiveness of various medical professionals.

Underwriting

The underwriting of the Company's MPL insurance is performed internally by five underwriters with over 40 years of combined experience underwriting MPL insurance. The Company has given its internal underwriting department complete authority for all initial underwriting decisions. The Company's agents have no binding authority.

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

Claims

The Company's claims department is responsible for the supervision of claims investigation, the establishment of case reserves, case management, development of the defense strategy and the coordination and control of attorneys engaged by the Company. The Company's claims department has 19 employees, including 4 supervisors and 5 field investigators who are located in Orlando, Tampa, Miami and Jacksonville, Florida in order to provide localized and timely attention to claims. Employees in the claims department with settlement authority have an average of 16 years of experience with the Company.

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

For MPL insurance and professional and comprehensive general liability insurance, the Company has established a policy of reinsuring risks in excess of $500,000 per loss. The Company reinsures risks associated with these policies under treaties pursuant to which reinsurers agree to assume those risks insured by the Company in excess of its individual risk retention level and up to its maximum individual policy limit offered. For group accident and health insurance the Company has entered into a separate excess of loss reinsurance treaty. Under this treaty, the reinsurers bear losses in excess of $100,000 per person.

Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates to mitigate concentration of credit risk. General Reinsurance Corporation is one of the Company's largest reinsurers of MPL insurance, with 25% of the ceded risks and 50% of the ceded risks for professional and comprehensive general liability insurance. The Company relies on reinsurance brokers and intermediaries to assist in the analysis of the credit quality of its reinsurers. The Company also requires reinsurers that are not authorized to do business in Florida to post an evergreen letter of credit to secure their reinsurance recoverables.

Under Florida law, in the event the Company has the opportunity to settle a claim within policy limits but fails to do so, and a judgment is rendered against a policyholder for an amount exceeding the policy limit, the Company may be charged with bad faith in failing to settle. The Company may be held responsible for the amount exceeding the policy limit or extra contractual damages. The Company's primary reinsurance contracts include coverage for policies with limits equal to or greater than $1 million for which the claim exceeds policy limits or extra contractual damage. In the past five years, the Company has not paid a claim, including bad faith claims, in excess of $3.0 million.

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

The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. The inherent uncertainty of establishing reserves is relatively greater for companies writing long-tail casualty insurance, including MPL insurance, due primarily to the long-term nature of the resolution of claims. The Company utilizes both its staff and independent actuaries in establishing its reserves. The Company's independent actuaries review the Company's loss and LAE reserves twice each year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of losses, loss retention levels and premium rates, in establishing the amount of its loss and LAE reserves. The Company continually refines reserve estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. MPL insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions.

The following table sets forth the development of loss and LAE reserves of the Company for the 10-year period ended December 31, 1998:

Year Ended December 31                 1998        1997       1996       1995       1994      1993


Balance Sheet Reserves (2)            242,377     188,086    172,738    164,506    152,268   138,745

Reestimated Liability (2)
  As Of:
    One year later                                180,686    154,066    140,322    137,746   128,333
    Two years later                                          127,845    130,137    113,682   111,028
    Three years later                                                   107,239    100,141    91,138
    Four years later                                                                85,945    82,049
    Five years later                                                                          73,264
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later

Cumulative Paid (2)
   As Of:
    One year later                                 47,941     35,382     35,562     28,701    24,794
    Two years later                                           62,928     60,450     52,321    44,882
    Three years later                                                    78,593     63,213    56,806
    Four years later                                                                73,087    61,825
    Five years later                                                                          67,563
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later

Redundancy (Deficiency) (1)                         7,400     44,893     57,267     66,323    65,481
% Redundancy (Deficiency)                           15.1%      26.0%      34.8%      43.6%     47.2%

Year Ended December 31                 1992       1991       1990       1989     1988


Balance Sheet Reserves (2)            126,651    118,995    119,031    97,302   79,893

Reestimated Liability (2)
  As Of:
    One year later                     98,706    101,844    103,523   104,996   92,801
    Two years later                    89,182     80,716     86,133    89,427   96,179
    Three years later                  75,848     71,318     64,124    72,164   80,686
    Four years later                   67,535     66,276     56,127    56,695   77,714
    Five years later                   68,472     62,758     54,728    53,007   68,034
    Six years later                    69,988     61,993     53,826    52,714   66,199
    Seven years later                             63,156     52,619    52,412   65,894
    Eight years later                                        53,916    51,451   66,776
    Nine years later                                                   51,314   65,783
    Ten years later                                                             65,042

Cumulative Paid (2)
   As Of:
    One year later                     25,924     26,482     17,500    22,656   28,900
    Two years later                    42,401     44,542     37,283    34,656   47,038
    Three years later                  55,278     52,340     47,357    43,754   55,172
    Four years later                   59,538     56,633     49,655    49,298   61,111
    Five years later                   62,534     58,183     51,869    49,224   64,669
    Six years later                    65,860     58,497     51,504    50,407   63,810
    Seven years later                             60,434     51,593    50,493   64,830
    Eight years later                                        53,224    50,528   64,857
    Nine years later                                                   50,622   64,860
    Ten years later                                                             64,881

Redundancy (Deficiency) (1)            56,663     55,839     65,115    45,988   14,851
% Redundancy (Deficiency)               44.7%      46.9%      54.7%     47.3%    18.6%


(1) There may be a difference of 1 (,000) in the redundancies due to rounding.
(2) Due to the adoption of SFAS No. 113 in 1993, amounts in the years 1993 through 1998 are presented on a gross basis. Amounts in the years 1988 through 1992 are presented net of reinsurance recoverables. Prior to the issuance of SFAS No. 113, the Company maintained its reinsurance records on a net basis. As detailed records on a gross basis are not available for years prior to 1993, the Company has not restated these years on a gross basis.

The following table sets forth an analysis of the Company's reserves for losses and LAE and provides a reconciliation of beginning and ending loss and LAE reserves, net of reinsurance for the periods presented:

                                                                       Year Ended December 31,
                                                               1998             1997              1996
                                                               ----             ----              ----
                                                                            (in thousands)

Net reserve liability, at beginning of period                 $173,971         $161,124          $155,318
                                                              --------         --------          --------
Reserves of entity acquired                                     23,406                0                 0
Provisions for losses and LAE occurring
  in the current period                                         81,694           69,126            61,617
Decrease in estimated losses and
  LAE for claims occurring in prior periods                   (14,332)         (15,115)          (14,669)
                                                              --------         --------          --------
Total incurred during current period                            67,362           54,011            46,948
                                                                ------         --------          --------

Losses and LAE payments for claims occurring during:
  The current period                                            14,279            8,061             5,253
  Prior periods                                                 49,697           33,103            35,889
                                                                ------         --------          --------
Total paid during current period                                63,976           41,164            41,142
                                                                ------         --------          --------

Net reserve liability, at end of period                       $200,763         $173,971          $161,124
                                                               =======         ========          ========

Gross liability at end of period                              $242,377         $188,086          $172,738
Reinsurance recoverable at end of period                        41,614           14,115            11,614
                                                                ------         --------          --------
Net reserve liability at end of period                        $200,763         $173,971          $161,124
                                                              ========         ========          ========

As shown above, as a result of the Company's review of reserves, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $14.3 million, $15.1 million and $14.7 million for the years ended December 31, 1998, 1997, and 1996, respectively. There can be no assurance concerning future adjustments of reserves, positive or negative, for prior years' claims.

Investment Portfolio

The Company's investment strategy for its bond portfolio is to maintain a diversified investment-grade fixed income portfolio, provide liquidity and maximize after-tax yield. As of December 31, 1998 the Company's portfolio was managed internally and the Company had $325.9 million of fixed income securities at market value. All of the Company's fixed income and equity securities are classified as available-for-sale.

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

In addition to the fixed income portfolio, the Company invests in other securities such as investment partnerships and certain strategic equity investments. Aside from certain strategic investments, the Company's current policy is to limit such investments to $10 million.

The Company generally does not invest in off-balance sheet derivative financial investments. However, the Company has invested in one interest rate swap contract in connection with its revolving credit facility. The contract is an off-balance sheet instrument and serves to fix the Company's interest expense on the revolving credit facility.

Competition

The MPL insurance market in Florida is highly competitive. Several companies in the state offer products at lower premium rates than the Company and more companies may enter the Florida market in the future. In addition, the Company believes that the number of healthcare entities that insure their affiliated physicians through self-insurance may begin to increase. Many of the MPL insurers are substantially larger and have considerably greater resources than the Company. Additionally, several of these insurers have received A.M. Best ratings that are higher than the Company's insurance subsidiaries ratings of "A- (Excellent)." In addition, because a substantial portion of the Company's products are marketed through independent insurance agencies, all of which represent more than one company, the Company faces competition within each agency in its own agency system. However, the Company's name recognition, medical society endorsements, physician board of directors, agency force and program development have all contributed to helping the Company maintain its number of insureds. The Company has been successful at target marketing groups and specialties that exhibit above average profitability. The Company believes that its marketing success has allowed it to improve the quality and profitability of its overall business.

The Company believes that the principal competitive factors in its business in Florida are service, name recognition and price, and that it is competitive in Florida in all of these areas. The Company enjoys strong name recognition in Florida by virtue of having been organized by, and operated for the principal benefit of, Florida physicians. The services offered insureds of the Company as well as the healthcare community in general are intended to promote name recognition and to maintain and improve loyalty among the insureds of the Company. MPL insurance offered by FPIC has the exclusive endorsement of both the Florida Medical Association and the Florida Dental Association, and is also endorsed by various county medical societies and various state medical specialty societies.

In general, the MPL market in other states is dominated by local carriers who have been able to maintain strong customer loyalty. The same targeted specialty and loss-free approach developed in Florida is being used in these other states. The Company is recruiting and developing an agency force to expand its market, provide service and develop name recognition.

Insurance Ratings

FPIC and APAC currently have a financial condition rating from A.M. Best of "A- (Excellent)". An A.M. Best rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered an investment recommendation. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance that is supplemented by certain data, including responses to A.M. Best's questionnaires, quarterly National Association of Insurance Commissioners (NAIC) filings, state insurance department examination reports, loss reserve reports, annual reports and reports filed with the Securities and Exchange Commission. A.M. Best undertakes a quantitative evaluation based upon profitability, leverage and liquidity and a qualitative evaluation based upon the composition of an insurer's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus and the experience and competency of its management.

Regulation

The Company and its insurance subsidiaries are subject to extensive state regulatory oversight in Florida and in the other jurisdictions in which they conduct business.

Florida insurance law regulates insurance holding company structures, including the Company and its subsidiaries. Each insurance company in a holding company structure is required to register with the Florida Department of Insurance (the "Department of Insurance") and furnish information concerning the operations of companies within the holding company structure that may materially affect the operations, management or financial condition of the insurers within the structure. Pursuant to these laws, the Department of Insurance may examine the Company, and/or FPIC and APAC at any time and require disclosure of and/or approval of material transactions involving any insurance subsidiary of the Company, such as extraordinary dividends from FPIC and APAC. All transactions within the holding company structure affecting FPIC and APAC must be fair and reasonable.

Florida insurance law provides that no person may acquire directly or indirectly five percent or more of the voting securities of a Florida domiciled insurance company unless such person has obtained the prior written approval of the Department of Insurance for such acquisition. Any purchaser of five percent or more of the Company's insurance subsidiaries, FPIC's and APAC's, outstanding common stock will generally be presumed to have acquired control of FPIC or APAC. In lieu of obtaining such prior approval, a purchaser owning less than 10% of the outstanding shares of the Company or FPIC or APAC may file a disclaimer of affiliation and control with the Department of Insurance.

Since FPIC and APAC are domiciled in Florida, the Department of Insurance is their principal supervisor and regulator. However, FPIC and APAC are also subject to supervision and regulation in the states in which they transact business in relation to numerous aspects of their business and financial condition. The primary purpose of such supervision and regulation is to insure the financial stability of FPIC and APAC for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, required statutory financial statements and prescribing the types and amount of investments permitted. Although premium rate regulations vary among states and lines of insurance, such regulations generally require approval by each state regulator of the rates and policies to be used in its state.

Insurance companies are required to file detailed annual reports with the supervisory agencies in each state in which they do business, and their business and accounts are subject to examination by such agencies at any time.

The NAIC annually calculates 12 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a

"usual range" of results for each ratio, established by the NAIC. For the year ended 1998, the Company's results were within the usual range for each of the 12 ratios.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles Project (the Codification) as the NAIC supported basis of accounting. The Codification was approved with a provision allowing for commissioner discretion in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state.

The impact of the Codification on the Company's statutory financial statements has not been determined. Because the Codification represents a new basis of accounting for statutory financial statements, adoption of the Codification may have a significant impact on the Company's statutory financial statements.

Although the NAIC has stated that the adoption date for the Codification is January 1, 2001, the implementation date is dependent upon an insurer's state of domicile. Accordingly, the Company's adoption date of the Codification is dependent upon actions of the Insurance Department of the State of Florida and the Florida State Legislature.

The insurance subsidiaries of the Company are subject to assessment by the Financial Guaranty Associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

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

Third Party Services

Through McCreary and its subsidiary, Employers Mutual, Inc. (EMI), the Company offers third party administration services, and which operates as a separate industry segment. McCreary specializes in the administration of self insurance plans for large employers. The lines of insurance that McCreary primarily administers are group health, workers' compensation, general liability and property. The main product of EMI is administration for emerging managed care organizations. The Company intends to offer these services to its existing and potential customer base of healthcare facilities and managed care organizations on both a self insured basis and a fully insured basis. For the year ended December 31, 1998, McCreary contributed $12.2 million to the Company's total revenue.

Employees

At December 31, 1998, the Company employed 314 persons. None of these employees are covered by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

Item 2. Properties

The Company's corporate headquarters are located in Jacksonville, Florida. The headquarters property is an 8-story, 70,000 sq. ft. office building owned by the Company where 26,600 sq. ft. of space is occupied for its offices and 12,000 sq. ft. is occupied by EMI. The Company and its subsidiaries lease additional facilities that management believes are adequate for the Company's current needs.

Item 3. Legal Proceedings

There are no material pending legal proceedings against the Company or its subsidiaries other than litigation arising in connection with the settlement of insurance claims.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

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

1998                     High Bid                Low Bid
----                     --------                -------
First quarter             $32.37                  $26.00
Second quarter            $37.25                  $31.87
Third quarter             $37.25                  $24.75
Fourth quarter            $47.81                  $23.00

1997                     High Bid                Low Bid
----                     --------                -------
First quarter             $19.13                  $13.63
Second quarter            $22.75                  $17.38
Third quarter             $29.50                  $22.25
Fourth quarter            $29.75                  $26.50

As of March 19, 1999, the Company estimated that there were approximately 4,900 beneficial owners of the Company's common stock.

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

Income Statement Data:

                                                  1998              1997              1996              1995              1994
                                                  ----              ----              ----              ----              ----
                                                                     (in thousands, except per share amounts)

Direct written premiums                         $116,989           $77,771           $64,292           $56,641           $52,454
Total revenues                                   120,321            93,216            76,982            69,531            52,306
Net income                                        20,693            16,557            13,324            11,686             5,877
Basic earnings per share                           $2.22             $1.83             $1.57             $1.47              $.76
Diluted earnings per share                         $2.11             $1.76             $1.53             $1.47              $.76
Cash dividend declared
  per share                                           $0                $0              $.10              $.10              $.10


Balance Sheet Data:

                                                  1998              1997              1996              1995              1994
                                                  ----              ----              ----              ----              ----
                                                                                   (in thousands)

Total investments                               $345,004          $268,300          $238,497          $221,604          $192,867
Total assets                                     479,378           352,849           303,553           276,699           244,266
Loss and LAE reserves                            242,377           188,086           172,738           164,506           152,268
Total liabilities                                328,448           232,785           207,141           195,143           182,660
Shareholders' equity                             150,931           120,064            96,411            81,556            61,606

Item 7. Management's Discussion & Analysis

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes appearing elsewhere in this report. The consolidated financial statements include the results of two of the Company's wholly owned subsidiaries, Anesthesiologists' Professional Assurance Company and Sy.Med Development, Inc., since July 1, 1998. All amounts have been rounded to the nearest $100,000.

General

FPIC Insurance Group, Inc. ("FIG" or the "Company") is, through its insurance subsidiaries, the largest provider of medical professional liability (MPL) insurance in Florida, based on the total number of physicians and dentists insured. The Company was formed in 1996 in connection with a reorganization pursuant to which it became the parent company of Florida Physicians Insurance Company, Inc. ("FPIC") and McCreary Corporation ("McCreary"), a third party administrator.

The Company, through its insurance subsidiaries, specializes in liability insurance products and services for the healthcare community, with MPL insurance for physicians and dentists as its primary product. The Company's MPL insurance is written on a "claims-made" basis (as opposed to an "occurrence" basis) providing protection to the insured only for those claims that arise out of incidents occurring, and of which notice to the insurer is given, while coverage is in effect. The advantage of a claims-made policy is that it allows the insurer to accrue reserves in the year that the claim is reported. Consequently, the insurer is able to measure frequency of claims faster, and therefore estimate reserves, with greater accuracy.

During 1997, (i) McCreary acquired Employers Mutual, Inc. ("EMI"), a third party administrator, (ii) the Company acquired a 20% interest in APS Insurance Services, Inc. ("APS"), a management company for a Texas MPL insurance reciprocal, and (iii) FPIC acquired renewal rights with respect to Frontier Insurance Company's Florida book of physician MPL business. On July 1, 1998, the Company acquired Anesthesiologists' Professional Assurance Company (APAC), a Florida-based MPL insurer. On January 6, 1999, the Company acquired Administrators for the Professions, Inc. ("AFP"), the management company for Physicians' Reciprocal Insurers ("PRI"), a New York MPL insurance reciprocal. On March 17, 1999, FPIC acquired The Tenere Group, Inc. ("Tenere"), a Missouri insurance holding company that owns Intermed Insurance Company ("Intermed"), a Missouri MPL insurer, and Interlex Insurance Company ("Interlex"), a Missouri legal professional liability insurer.

The Company's primary sources of revenues are dividends from its subsidiaries. The dividends are derived from earned premiums and investment income generated from the operations of the Company's insurance subsidiaries and fee and commission income generated from the operations of the Company's other subsidiaries.

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpected changes in loss trends for the Company's insurance subsidiaries in any period could have a materially adverse effect on the Company. In addition, reevaluations of loss and loss adjustment expense (LAE) reserves for the Company's insurance subsidiaries could result in an increase or decrease in reserves and a corresponding adjustment to earnings. LAE are costs associated with the settlement of claims. The Company's historical results of operations are not necessarily indicative of future earnings.

Overview

Fiscal year 1998 was the strongest year for growth in the Company's history. Net premiums earned by the Company's insurance subsidiaries grew 37%, from $65.5 million in 1997 to $89.6 million in 1998. Total revenues increased 29%, from $93.2 million in 1997 to $120.3 million in 1998. Net income increased 25%, from $16.6 million in 1997 to $20.7 million, and fully diluted earnings per share increased 20%, from $1.76 per share in 1997 to $2.11 per share. During 1998, the portion of the Company's revenues attributable to areas other than its core physicians MPL market continued to increase. Excluding investment income, revenues generated from non-core market sources grew to 28% of total revenues at year end 1998, compared to 24% for 1997.

The 1998 net losses and loss adjustment expenses for the Company's insurance subsidiaries rose 25%, from $54.0 million in 1997 to $67.4 million in 1998, primarily due to the increase in premiums earned.

The Company believes that the premiums and earnings growth rates in 1999 should be comparable to those achieved in 1998 as the result of the acquisitions that have been completed. This growth could be further enhanced in the event of the completion of any significant new acquisitions during 1999.

Insurance Operations

With respect to the Company's core MPL business, total insureds increased 25% in 1998, from

6,831 in 1997 to 8,525. Of this increase, 11% is attributable to APAC and 10% attributable to the growth in insureds in Texas. Physician insureds grew 31% during 1998, from 4,872 in 1997 to 6,383. Dental insureds grew 4% in 1998, from 1,772 in 1997 to 1,843. All other MPL insureds grew 60% during 1998, from 187 in 1997 to 299 in 1998. Net premiums earned on the company's MPL business grew 18% during 1998, from $63.5 million in 1997 to $74.8 million.

Growth was achieved during 1998 in other product areas such as legal defense for healthcare provider licensure investigations, group accident and health insurance coverage and errors & omissions and directors & officers liability insurance for managed care organizations. Net premiums earned for these products increased from $2.0 million in 1997 to $12.7 million in 1998, primarily as a result of the increased health premium.

The Company experienced another solid year of underwriting results during 1998, with the frequency of physician claims reported decreasing by 12% from 1997 levels. The decline in claims frequency over the past several years is a positive sign for future claims development. The primary risk to future positive development of the Company's claims expense is unanticipated increases in the average claims payment, also known as severity. Loss experience on the 1996 and prior report years is developing as expected and, in some instances, better than expected. However, report years 1997 and 1998 are not mature enough to accurately project at this time.

The Company's combined ratio for fiscal year 1998, calculated using generally accepted accounting principles (GAAP), declined 5%, from 93.3% in 1997 to 89.2% in 1998. This positive trend was primarily due to the increase in health and workers' compensation premiums, which carry a lower combined ratio than the core MPL business.

For 1998 the total return in the Company's fixed-income investment portfolio was 6.63%, equating to an 8.02% taxable equivalent yield when adjusted for the municipal bond allocation. While the Company invests primarily in high grade fixed-income securities with an average duration of less than five years, the return on average investments dropped from 5.8% in 1997 to 5.7% in 1998 primarily due to a higher level of invested assets and a greater allocation to federally tax-exempt securities. The total amount of the bond portfolio invested in tax-free securities increased from 50% in 1997 to 58% in 1998. The current investment policy permits increased allocations to tax-free securities when the taxable equivalent yield exceeds that of taxable securities of comparable credit, maturity and structure.

On a consolidated basis, the Company's total investment portfolio grew $76.7 million from $268.3 million in 1997 to $345.0 in 1998. APAC accounted for $33.0 million of the increase and the expiration of the Cologne reinsurance contract contributed approximately $15.2 million to the increase. The growth in investments also consisted of a net contribution from the reinvestment of net interest income of $18.2 million and an increase in equities and other invested assets of $10.3 million. Net investment income earned increased 9%, from $16.0 million in 1997 to $17.5 million in 1998.

Outlook for Florida MPL Market

The Company's assessment of the current Florida MPL market indicates that premium growth may be flat for 1999 due to the continuation of intense competition from both the large numbers of carriers already present and new carriers entering the state. This competition is likely to keep downward pressure on rates during 1999.

Effective January 1, 1999, FPIC instituted a rate increase averaging 6.2% overall. Certain diagnostic and primary care specialties received much greater rate increases. Within these specialties FPIC has continued to realize deteriorating loss experience with loss ratios reaching levels that, over time, could negatively impact earnings. The Company's strategy is to increase pricing on these negatively developing medical specialties to the level where contribution is being made toward covering related fixed expenses.

1998 Acquisitions and New Products

On July 1, 1998, the Company acquired APAC for $18 million in a combination of cash, Company common stock and assumption of debt. APAC is a Florida-domiciled insurer that writes MPL coverage for anesthesiologists. Net premiums earned by APAC during 1998 totaled $1.5 million, and as of December 31, 1998 APAC had 736 insureds. APAC contributed little to the Company's 1998 operating results due to preexisting reinsurance arrangements; however, the Company anticipates that APAC will contribute to 1999 operating results. Also, on July 1, 1998, the Company acquired a 9.9% equity interest in American Professional Assurance Ltd. ("APAL"), a Cayman Islands reinsurer, for $5.5 million in cash.

The total health business grew from $1.0 million in premium in 1997 to $ 14.9 million in premium in 1998. In November 1997 the Company began writing and assuming group accident and health. The majority of this business is from the Florida Dental Association group health plan. The Florida Dental Association health plan was a unique opportunity for FPIC to enter the fully insured health insurance market with limited risk through a rate stabilization fund. The rate stabilization fund of $2.3 million, which acts as free reinsurance, allows the Company access to funds to cover loss payments in the event combined ratios in the plan exceed 100%. A benefit to FPIC and McCreary, which administer the plan, is a 10% administrative fee.

The Florida Medical Association has also entered into agreements with FPIC to administer its health plan in an arrangement similar to that with the Florida Dental Association. The plan should begin in the second quarter of 1999.

During 1998, the Company continued its efforts to develop and provide complementary products and services to its existing businesses and to create opportunities to more efficiently distribute its products and services. In May 1998, the Company formed a new subsidiary, Professional Strategy Options, Inc., to provide consulting assistance to medical practices and organizations with respect to risk sharing arrangements, developing provider sponsored organizations and improving practice management. In July 1998 EMI acquired Sy.Med Development, Inc., a Tennessee-based software development and consulting company that specializes in developing products designed to reduce the administrative burden for physician practices created by managed care. In August 1998, FPIC and Coastal Insurance Enterprises, Inc., an Alabama insurer, formed and obtained equal equity interests in Polaris Insurance Group, Inc., which markets their insurance products in the state of Georgia. In November 1998, EMI's subsidiary, FPIC Services, Inc., together with Bexar County Medical Society Management Holding Company, Inc. and Texas Medical Liability Trust, formed and obtained equal equity interests in a Texas corporation, Bexar Credentials Verification, Inc., which offers credential verification and other related services to physicians.

1999 Acquisitions and Strategy

On January 6, 1999, the Company acquired Administrators for the Professions, Inc. (AFP), which is the manager and attorney-in-fact for Physicians' Reciprocal Insurers (PRI), a New York

MPL insurance reciprocal. PRI, which is the second largest MPL carrier for physicians in New York, insures over 7,000 physicians and has direct written premiums of approximately $125 million and total assets of approximately $870 million. The purchase consideration paid by the Company for AFP consisted of $44 million in cash and 214,286 shares of the Company's common stock. AFP derives its income from management fees paid by PRI. The Company anticipates that the acquisition of AFP will positively impact the Company's 1999 operating results. The amount of such impact will depend on the ability of the Company to implement on a timely basis certain systems improvements, the streamlining and integration of operations and cost saving measures for AFP, which are currently being reviewed.

The Company is currently analyzing the possibility of PRI converting to a stock insurer and being acquired by the Company. Such a transaction would be subject to the approval of PRI's Board and policyholders and the New York Department of Insurance. Such an acquisition would give the Company direct ownership of a large northeastern MPL insurer and has the potential to further improve the Company's operating results.

On March 17, 1999, FPIC acquired The Tenere Group, Inc. (Tenere), which is the holding company for Intermed, a Missouri MPL insurer with approximately 1,700 insureds, and Interlex, a Missouri legal professional liability (LPL) insurer with approximately 990 insureds. The purchase price for Tenere was approximately $19.6 million in cash. The Company anticipates that the acquisition of Tenere will positively impact the Company's 1999 operating results. The acquisition of Tenere, Intermed and Interlex provides the Company with approximately $9.0 million of additional net premiums earned and increases the Company's presence in the southern mid-west. The Company contemplates prudently expanding the LPL business to the Company's other states of operation and to use the Company's existing relationships with legal defense attorneys to help market this business.

On July 1, 1997, the Company acquired a 20% equity interest in APS, a management company for American Physicians Insurance Exchange ("APIE"), a Texas MPL insurance reciprocal. During 1998, APS had net income of approximately $900,000. In addition, the Company's equity interest in APS permits FPIC to directly write MPL business in Texas for insureds of APIE who require an insurer strongly rated by A.M. Best. During 1998, the Company received $7.3 million of direct written premiums under this arrangement. In connection with the acquisition of the initial 20% equity interest in APS, the Company obtained an option to acquire an additional 35% equity interest in APS during 1999 for a per share purchase price equal to ten times the average of the annual net earnings per share of APS for 1997 and 1998. The Company currently is awaiting receipt of APS' 1998 audited financial statements prior to determining whether to exercise this option.

The Company continues to believe that the MPL industry is in a consolidation phase and will ultimately be dominated by companies with a national presence. During 1999, the Company will continue to work to implement its strategy of growing nationally within the MPL industry through a series of geographically strategic acquisitions. The Company views ideal acquisition candidates as companies that are as strong or stronger than the Company on a relative basis and seeks acquisitions that are expected to be immediately accretive to earnings.

The acquisitions to date provide the Company with infrastructure to expand its products and services to the southeast, northeast and southern midwest. The Company's goal over the next few years is to acquire additional companies to provide management support and operations in the rest of the country. Accomplishing this goal will provide the Company with the resources to compete nationally for physicians and healthcare facilities insurance business. The Company views this expansion as the cornerstone of its strategy to meet the growing needs of the consolidating healthcare marketplace.

A secondary acquisition strategy that the Company considers viable is the acquisition and consolidation of operations of small to medium sized third party administrators ("TPAs") for self-insured and fully-insured health plans. The Company currently owns two TPAs, McCreary and EMI, and has identified a number of other TPAs that are acquisition candidates. With the focus of the Company's management and operations on the MPL business, additional management and operational support would be necessary to implement this TPA acquisition strategy. The Company currently is considering alternatives to provide this additional support.

A number of capital sources are available to finance acquisitions, including internally generated funds, bank credit facilities and newly issued debt and/or equity securities.

Stock Repurchase Plan

On July 13, 1998, the Company's Board of Directors approved a stock repurchase plan pursuant to which the Company is authorized to repurchase, at management's discretion, up to 500,000 of its shares on the open market over a twelve month period. As of December 31, 1998, 71,000 shares had been repurchased by the Company pursuant to this plan at a cost of approximately $1,840,000.

Results of Operations - Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Premiums

Direct premiums written and assumed increased $39.2 million, or 50%, from $77.8 million in 1997 to $117.0 million in 1998. This increase was primarily attributable to assumed premium of $22 million, of which $16 million was MPL premium, the purchase of APAC, which added $2.8 million, and an average rate increase of 5.5% on MPL premiums effective January 1, 1998. In addition, the Company added direct premium written of $5.2 million in Texas and $8 million in group accident and health coverage in 1998. Reinsurance premium ceded more than doubled from $7.5 million in 1997 to $16 million in 1998 due to the increase in premium written in Texas and the APAC premium. Net premiums earned increased $24.1 million, or 37%, from $65.5 million in 1997 to $89.6 million in 1998 due to the increase in direct premiums written and the assumed premium.

Net Investment Income

Net investment income increased $1.5 million, or 9%, from $16.0 million in 1997 to $17.5 million in 1998. The increase was primarily attributable to a higher level of invested assets and the inclusion of APAC, which added approximately $0.9 million of investment income. The increase was achieved despite an increase in the overall allocation to tax-free securities from 50% in 1997 to 58% in 1998. The Company's primary investment objective is to acquire investment grade fixed-income securities with an average duration of approximately five years. Though interest rates declined in 1998, the average maturity of the portfolio was not extended and the duration decreased slightly from 5.0 years in 1997 to
4.9 years in 1998.

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

Claims administration fees and commission income increased $1.4 million, or 14%, from $10.2 million in 1997 to $11.6 million in 1998. This increase is attributable to the addition of new contracts.

Losses and LAE

Losses and LAE increased $13.4 million, or 25%, from $54.0 million in 1997 to $67.4 million in 1998 reflecting, in part, the increase in premiums earned. The GAAP loss ratios were 75.2% in 1998 and 82.5% in 1997. The lower loss ratio in 1998 reflects a change in the mix of business, particularly the group accident and health product, which runs a lower loss ratio than the Company's MPL business. In connection with the Company's bi-annual reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $14.3 million in 1998 and $15.1 million in 1997. There is no assurance that reserve adequacy reevaluations will produce similar reserve reductions in the future. Factors that could adversely affect the loss and LAE reserve estimate and future redundancies include, but are not limited to, inflation, changes in frequency and severity trends or changes in the judicial or legislative environment. The Company cannot predict whether similar redundancies will be experienced in future years.

The Company believes that its favorable loss and LAE reserve development has primarily resulted from the following factors: (i) tort reform; (ii) the Company's approach to establishing reserves; (iii) the Company's targeting of medical specialties in which it believes it has developed substantial knowledge and experience; and (iv) the Company's targeting of "claims-free" business.

Other Underwriting Expenses

Other underwriting expenses increased $5.4 million, or 76%, from $7.1 million in 1997 to $12.5 million in 1998. This increase was primarily attributable to acquisition costs relating to the increase of insureds and the related premium written. In addition, the increase in assumed premium and the expansion into other product lines, such as group accident and health, have higher acquisition costs and added $3.8 million.

Claims Administration Expenses

Claims administration expenses increased $1.4 million, or 16%, from $8.5 million in 1997 to $9.9 million in 1998. This increase was primarily attributed to the addition of new contracts.

Income Tax

Income taxes increased $1.4 million, or 21%, from $6.8 million in 1997 to $8.2 million in 1998. This increase was due to additional income before tax.

Net Income

For the reasons stated above, net income increased $4.1 million, or 25%, from $16.6 million in 1997 to $20.7 million in 1998.

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

Net Investment Income

Net investment income increased $1.3 million, or 8.8%, from $14.7 million in 1996 to $16.0 million in 1997. The increase was primarily attributable to a higher level of invested assets. The increase was achieved despite a shift in the portfolio from 41% of tax free securities in 1996 to 50% of tax-free securities in 1997. The Company's investment policy is to acquire investment grade fixed income securities with an average duration of approximately five years. Due to the falling interest rate environment, maturities in the portfolio were extended and the average duration of the portfolio was increased from 4.2 years in 1996 to 5.0 years in 1997.

Claims Administration Fees and Commission Income

Claims administration fees and commission income nearly doubled, from $5.2 million in 1996 to $10.2 million in 1997. This increase is attributable to the addition of new contracts and the inclusion of EMI, which was purchased in 1997 and added revenue of $4.6 million.

Losses and LAE

Losses and LAE increased $7.0 million, or 15%, from $47.0 million in 1996 to $54.0 million in 1997 reflecting, in part, the increase in insureds. The Company experienced GAAP loss ratios of 82.5% in 1997 and 83.7% in 1996. In connection with the Company's bi-annual reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $15.1 million in 1997 and $14.7 million in 1996.

Other Underwriting Expenses

Other underwriting expenses increased $0.7 million, or 11%, from $6.4 million in 1996 to $7.1 million in 1997. This increase was primarily attributable to acquisition costs relating to the increase of insureds and the related premium written, and the expansion into other product lines.

Claims Administration Expenses

Claims administration expenses more than doubled from $4.1 million in 1996 to $8.5 million in 1997. These expenses are for McCreary and this increase was primarily attributed to the inclusion of the EMI operations in the 1997 financial statements.

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

Liquidity and Capital Resources

The payment of losses and LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during 1998 to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing use of managed care and adverse legislative changes. In order to compensate for such risk, the Company: (i) maintains what its management considers to be adequate reinsurance; (ii) conducts regular actuarial reviews of loss reserves every six months; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with its fixed income maturities).

The Company maintains a revolving credit facility with SunTrust Bank. As of December 31, 1998, $27,165,000 had been borrowed under this agreement at an interest rate of approximately 5.9%. In January 1999, the Company increased the facility from $30,000,000 to $75,000,000. The new credit facility agreement terminates on January 4, 2002 and bears interest at various rates. The interest rates range from LIBOR plus 0.75% to Prime plus 0.50%. The Company is not required to maintain compensating balances in connection with this credit facility. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) The Company's funded debt to total capital plus funded debt ratio cannot exceed 0.3:1 and b) Net premiums written to statutory capital and surplus ratio cannot exceed 2.0:1. The credit facility is guaranteed by certain subsidiaries and collateralized by the common stock of certain subsidiaries. On January 6, 1999, an additional $33,000,000 was borrowed under this agreement at a rate of approximately 6.1%.

At December 31, 1998, the Company held approximately $11.9 million in investments scheduled to mature during the next twelve months, which combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As highlighted in the accompanying Consolidated Statements of Cash Flows, the Company generated positive net cash from operations of $30.2 million in 1998.

Shareholder dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida law. In 1999, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $18,300,000 without prior regulatory approval.

In recent years the NAIC has developed risk-based capital ("RBC") measurements for insurers. The measurements provide state regulators with varying levels of authority based on the adequacy of an insurer's RBC. At December 31, 1998, the insurance subsidiaries statutory annual statements reported a total adjusted surplus to policyholders of $117.3 million, which is $99 million more than the NAIC's authorized RBC control level of $18.3 million. The authorized control level permits an insurance regulator to take whatever regulatory actions are considered necessary to protect the best interests of the policyholders and creditors of the insurer, which may include placing the insurer under regulatory control (i.e., rehabilitation or liquidation). The Florida Department of Insurance has adopted the NAIC's RBC standards.

Accounting Pronouncements

Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" requires that all items that meet the definition of components of comprehensive income be reported in the financial statements for the period in which they are recognized. The Company adopted the provisions of SFAS No. 130 for the period ended December 31, 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of SFAS No. 131 for the period ended December 31, 1998.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of those plans. The statement standardizes disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company adopted the provisions of SFAS No. 132 for the period ended December 31, 1998.

Guaranty Fund Assessments

The Company is subject to assessment by the Florida Insurance Guaranty Association, Inc. (FIGA) as well as similar associations in other states where it is licensed, for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. In addition to the standard FIGA assessments, the Florida Legislature may levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on a basis of premium written. No provision for special assessments was made in the 1998 financial statements. However, damages caused by future catastrophes, such as hurricanes, could subject the Company to additional assessments.

Item 7A. Disclosure About Market Risk

The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve various risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk is the risk of loss arising from adverse changes in market rates and conditions, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1998. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of December 31, 1998 was $336,250,549. Approximately 97% of the portfolio was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity risk is not significant.

The Company does not believe it has any foreign currency exposure. The Company does not conduct any operations outside of the United States nor does the Company own any non-U.S. dollar denominated securities.

Generally, the Company does not invest in derivatives and does not currently use any hedging strategies in its investment portfolio. However, the Company has invested in one interest rate swap contract to fix the interest rate in connection with its revolving credit facility. As of December 31, 1998, the Company's investments in Collateral Mortgage Obligations and Asset Backed Securities represented approximately one percent of its investment portfolio. The Company's investment portfolio is predominately fixed-income with approximately 58% allocated to the municipal sector. The balance is diversified through investments in Treasuries, agencies, corporates and mortgage-backed securities. The three market risks that can most directly affect the investment portfolio are changes in US interest rates, credit risks and legislative changes impacting the tax-exempt status of municipal securities.

Adverse impacts to the Company resulting from changes in interest rates is primarily controlled through limiting the duration, or average maturity, of the overall portfolio. The Company manages the duration of its portfolio relative to the duration of the anticipated liabilities of the Company. Credit risks are controlled through investing in securities with above average credit ratings. Approximately 68% of the portfolio is AAA, 16% is AA, 6% is A and 10% is BBB rated. From time to time discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. While the Company is diligent in its efforts to stay current on legislative acts that could adversely impact the tax exempt status of municipal securities, and while it is uncertain as to whether these changes would ultimately affect valuation of municipal securities currently held in the portfolio, at present there are no hedging or other strategies being specifically used to minimize this risk. If interest rates were to rise 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $6,883,000.

There have been no significant changes to the Company's exposure to financial market risks during the year nor does the Company anticipate any significant changes in future reporting periods.

                              Projected Cash Flows
                                 (in thousands)


                                                                                                                   December 31,
                                                                                                                        1998
                                       1999        2000       2001      2002      2003    Thereafter     Total      Fair Value

Assets
Fixed maturity securities:
  Available for sale                  $11,826     $9,725    $17,987    $7,166    $5,630    $259,895     $312,229     $325,922
Liabilities:
  Credit facility                                                      27,165                                          21,590

Weighted Average Interest Rate:
  Fixed maturity securities             7.03%      6.05%      5.92%     6.64%     6.46%       6.22%
  Credit facility                                                       5.91%

The amounts reported as cash flows in the above table for fixed maturities represent par values at maturity date. The fair values of fixed maturities as disclosed in the above table are based upon quoted market prices or dealer quotes for comparable securities. The fair value of the credit facility is based on the amount of cash flows discounted over the applicable term at the Company's borrowing rate at December 31, 1998.

Year 2000

The Year 2000 poses significant issues for organizations across the country and requires consideration of converting or replacing millions of lines of computer code. The Year 2000 ("Y2K") issue exists due to program developers creating databases and programs to store and process a year as a two-digit field.

The Company's Information Systems ("IS") management staff has performed a thorough review of the Company's operations and the operations of each of its subsidiaries. These reviews considered the readiness of software systems written internally and those provided by third parties to process data and perform date calculations correctly using dates beginning January 1, 2000 and beyond. Hardware, including servers, PC workstations, network routers, and communications equipment were reviewed to determine that firmware and operating system software were Y2K compliant.

An action plan was created to resolve all known Y2K issues by July 1, 1999. The Company fully expects its mission critical software and hardware systems to be fully functional on January 1, 2000 and beyond. Third parties who provide software and/or hardware to the Company have been requested to provide statements of Y2K compliance. Any problems that may occur regarding Y2K are expected to be minor in nature and not have an impact on the Company's ability to provide service and products to customers. With respect to contingency plans for mission critical systems, the Company believes that there are viable alternatives if these systems are non-compliant. However, the Company has a targeted completion of mission critical systems by June 30, 1999. The Company will continue to reassess the need for formal contingency plans, based on progress of Year 2000 efforts by the Company and third parties.

A reasonably possible worst case scenario involving Y2K issues would be if one or more of the Company's policyholder systems was found to be non-compliant. In such event, the Company could experience an interruption in services, although no loss of current data is anticipated. In addition, if a third party system is not Y2K compliant, the Company could experience an interruption in services. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

The cost to convert the Company to Y2K compliance is not expected to exceed $150,000. The Company estimates that it has expended $111,000 through December 31, 1998. Regarding future acquisitions, the Company, as a part of its due diligence, will determine Y2K compliance and its impact on the dynamics of the acquisition.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page 38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required hereunder with respect to directors and the five highest compensated officers will appear under the heading "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Information regarding the Company's other executive officers is as follows:

            Name                 Age            Capacity
            ----                 ---            --------

John R. Byers                    44             Executive Vice President/General Counsel
R. Jeannie Whitter               48             Vice President
Charles W. Emanuel               48             Vice President and Secretary
Ray A. Carey                     60             Vice President
Kurt F. Driscoll                 48             Vice President
Paul T. Luckman                  42             Vice President
Donald J. Sabia                  40             Vice President and Controller

John R. Byers has served the Company as Executive Vice President/General Counsel since January 1999. Mr. Byers is a corporate/securities attorney with over 18 years of experience. For the 10 years prior to 1999, he served as a partner with the law firm LeBeouf, Lamb, Greene & MacRae, L.L.P.

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

Ray A. Carey has served as Vice President of the Company since its formation in 1996 and as Vice President of FPIC since 1992. Since 1978, Mr. Carey has been involved in the Company's claims administration.

Kurt F. Driscoll has served as Vice President of the Company since its formation in 1996 and as Vice President of FPIC since 1992 and was responsible for the Company's risk management since from 1988 to 1998. Mr. Driscoll is currently responsible for human resources administration and government and regulatory relations.

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

Item 11. Executive Compensation

The information required herein will appear under the heading "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required herein will appear under the heading "Principal Shareholders and Securities Ownership of Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required herein will appear under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.    Financial Statements and Schedules
                   FPIC Insurance Group, Inc.:
                      Independent Auditors' Report
                      Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Income for the years ended
                        December 31, 1998, 1997 and 1996
                      Consolidated Statements of Comprehensive Income for the
                         years ended December 31, 1998, 1997 and 1996

                      Consolidated Statements of Changes in Stockholders' Equity
                         for the years ended December 31, 1998, 1997 and 1996
                      Consolidated Statements of Cash Flows for the years ended
                         December 31, 1998, 1997 and 1996

                      Notes to the Consolidated Financial Statements

   2.    Financial Statement Schedules
                  (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto)


                   I - Summary of Investments - Other than Related Party
                       Investments
                  II - Condensed Financial Information of Registrant
                 III - Supplemental Insurance Information
                  IV - Reinsurance
                   V - Valuation and Qualifying Accounts

   3.  Exhibits
          Exhibit No.
                   3.1 Articles of Incorporation of FPIC Insurance Group, Inc., incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                   3.2   Bylaws of FPIC Insurance Group, Inc.,
                         incorporated by reference to the Company's
                         Registration Statement on Form S-4
                         (Registration No. 333-02040) first filed on March 7, 1996.

                   10(a) Form of Employment Agreements dated December
                         30, 1992, amended November 4, 1995, and amended February 28, 1996, between FPIC and William R. Russell and Steven R. Smith, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                   10(b) Form of Severance Agreements dated February 28,
                         1996, between FPIC and William R. Russell,
                         Steven R. Smith, Steven M. Rosenbloom, and
                         Robert B. Finch, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                   10(c) Form of Indemnity Agreement dated February 28,
                         1996 between the Registrant and Drs.
                         Acosta-Rua, Gause, Shapiro, Selander, White,
                         Bagby, Baratta, Murray, Bridges, Hagen, Van
                         Eldik, Yonge, Messrs. Russell, Smith,
                         Rosenbloom, Finch, Sabia, Emanuel, Carey,
                         Driscoll and Ms. Whitter, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996).

                   10(d) Omnibus Incentive Plan, incorporated by
                         reference to the Company's Registration
                         Statement on Form S-4 (Registration No.
                         333-02040) first
                         filed on March 7, 1996. First Amendment to the Omnibus Incentive Plan dated as of March 16, 1996. Second Amendment to Omnibus Incentive Plan dated as of September 14, 1997.

                   10(e) Director Stock Option Plan, incorporated by
                         reference to the Company's Registration
                         Statement on Form S-4 (Registration No.
                         333-02040) first filed on March 7, 1996. First Amendment to the Director Stock Option plan dated as of March 16, 1996. Second Amendment to the Director Stock Option Plan dated as of September 14, 1997.

                   10(f) Supplemental Executive Retirement Plan, as
                         amended, incorporated by reference to the Company's Third Quarter Statement on Form 10-Q (Registration No. 0-28730) filed on November 14, 1996.

                   10(g) Excess Benefit Plan, incorporated by reference
                         to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                   10(h) Deferred Compensation Plan, incorporated by
                         reference to the Company's Registration
                         Statement on Form S-1 (Registration No.
                         333-04585) first filed on May 24, 1996.

                   10(i) Agreement and Plan of Merger dated as of April
                         14, 1998 among the Company, Anesthesiologists' Professional Assurance Association, Inc., the APAA Liquidating Trust and Anesthesiologists' Professional Assurance Company.

                   10(j) Stock Purchase Agreement dated as of November
                         25, 1998 and First Amendment to Stock Purchase Agreement dated as of December 23, 1998 among the Company and the Shareholders of Administrators For the Professions, Inc., incorporated by reference to the Company's filing on Form 8-K, first filed on January 21, 1999.

                   10(k) Agreement and Plan of Merger dated as of
                         October 2, 1998 and First Amendment to
                         Agreement and Plan of Merger dated as of January 1999 and Second Amendment to Agreement and Plan of Merger dated as of March 17, 1999 among Florida Physicians Insurance Company, Inc., TGI Acquisition Corporation and Tenere Group, Inc.

                   21    Subsidiaries of the Registrant.
                   23    Consent of KPMG since incorporated into Forms S-8.
                   27    Financial Data Schedule.

(b) Reports on Form 8-K
The Company did not file any reports on Form 8-K during the fourth quarter of 1998. On January 21, 1999 the Company filed a Form 8-K with respect to the acquisition of Administrators For the Professions, Inc. In Item 7 of that Form 8-K, the Company stated that financial information would be filed by amendment no later than March 23, 1999. The Company subsequently determined that such financial information is not required to be filed. Consequently, no amendment to such Form 8-K will be filed.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 26th day of March , 1999.

                                          FPIC Insurance Group, Inc.

                                          By   /s/ William R. Russell
                                             ------------------------------
                                            William R. Russell, President
                                             and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                           Title                                           Date



     /s/ William R. Russell                             President, Chief Executive                      March 26, 1999
    ------------------------------------                Officer and Director
    William R. Russell                                  (Principal Executive Officer)



      /s/ Robert B. Finch                               Senior Vice President                           March 26, 1999
    ------------------------------------                and Chief Financial Officer
    Robert B. Finch                                     (Principal Financial Officer)



      /s/ Donald J. Sabia                               Vice President and                              March 26, 1999
    ------------------------------------                Controller
    Donald J. Sabia                                     (Principal Accounting Officer)



      /s/ James G. White                                Chairman of the Board                           March 26, 1999
    ------------------------------------
    James G. White, M.D.



      /s/ Guy T. Selander                               Vice Chairman                                   March 26, 1999
    ------------------------------------
    Guy T. Selander, M.D.



     /s/ Gaston J. Acosta-Rua                           Director                                        March 26, 1999
    ------------------------------------
    Gaston J. Acosta-Rua, M.D.

    /s/ Richard J. Bagby                                Director                                        March 26, 1999
    ------------------------------------
    Richard J. Bagby, M.D.



      /s/ Robert O. Baratta                             Director                                        March 26, 1999
    ------------------------------------
    Robert O. Baratta, M.D.



      /s/ James W. Bridges                              Director                                        March 26, 1999
    ------------------------------------
    James W. Bridges, M.D.



      /s/ Curtis E. Gause                               Director                                        March 26, 1999
    ------------------------------------
    Curtis E. Gause, D.D.S.



      /s/ J. Stewart Hagen                              Director                                        March 26, 1999
    ------------------------------------
    J. Stewart Hagen, M.D.



    /s/ Frank M. Moya                                   Director                                        March 26, 1999
    ------------------------------------
    Frank M. Moya, M.D.



      /s/ Louis C. Murray                               Director                                        March 26, 1999
    ------------------------------------
    Louis C. Murray, M.D.



      /s/ David M. Shapiro                              Director                                        March 26, 1999
    ------------------------------------
    David M. Shapiro, M.D.



      /s/ Dick L. Van Eldik                             Director                                        March 26, 1999
    ------------------------------------
    Dick L. Van Eldik, M.D.



      /s/ Henry M. Yonge                                Director                                        March 26, 1999
    ------------------------------------
    Henry M. Yonge, M.D.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                              KPMG LLP



Jacksonville, Florida
March 5, 1999

                           FPIC Insurance Group, Inc.
                          Consolidated Balance Sheets
                 as of December 31, 1998 and December 31, 1997

                                                                                               12/31/98               12/31/97
                                                                                          =================        =============

ASSETS
     Bonds and U.S. Government securities:
         Available-for-sale, at fair value                                                    $325,922,559          $259,574,210
     Other invested assets                                                                       4,171,771             2,000,000
     Equity securities                                                                          10,327,990             2,540,735
     Real estate investments                                                                     4,581,671             4,184,768
                                                                                          -----------------        --------------

    TOTAL INVESTMENTS                                                                          345,003,991           268,299,713
                                                                                          -----------------        --------------

      Cash and cash equivalents                                                                  7,062,695             7,679,822
      Premiums receivable, net of allowance for doubtful
         accounts of $908,409 in 1998 and $681,175 in 1997                                      40,296,590            17,924,658
      Accrued investment income                                                                  4,981,612             3,740,979
      Reinsurance recoverable on paid losses                                                     3,190,042               866,149
      Due from reinsurers on unpaid losses and advance premiums                                 41,438,356            14,115,000
      Deposits with reinsurers                                                                     662,496            18,070,341
      Property and equipment, net of accumulated depreciation                                    2,614,686             2,369,595
      Deferred policy acquisition costs                                                          2,001,248             1,411,420
      Deferred income taxes                                                                      9,348,494             8,937,094
      Finance charge receivable                                                                    370,875               281,217
      Prepaid expenses                                                                             644,336               423,328
      Intangible assets                                                                         16,586,261             7,173,841
      Federal income taxes receivable                                                              271,029                     0
      Other assets                                                                               4,905,757             1,556,594
                                                                                          -----------------        --------------

     TOTAL ASSETS                                                                             $479,378,468          $352,849,751
                                                                                          =================        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
       Loss and loss adjustment expense reserves                                              $242,377,000          $188,086,000
       Unearned premiums                                                                        44,309,691            28,217,537
       Paid in advance and unprocessed                                                           5,767,080             4,782,835
       Short term debt                                                                          27,165,000             2,000,000
       Federal income taxes payable                                                                      0             2,735,527
       Accrued expenses and other liabilities                                                    8,829,169             6,963,432
                                                                                          -----------------        --------------

     TOTAL LIABILITIES                                                                         328,447,940           232,785,331
                                                                                          -----------------        --------------

                                                                                          -----------------        --------------
       Commitments and contingencies (note 16)

SHAREHOLDERS' EQUITY
       Common stock, $.10 par value: 25,000,000 shares authorized;
       9,518,679 and 9,179,581 shares issued and outstanding
        in 1998 and 1997, respectively                                                             951,868               917,958
        Additional paid-in capital                                                              34,297,994            25,789,144
        Unearned compensation                                                                     (356,528)                    0
        Accumulated other comprehensive income                                                   5,621,533             3,634,299
        Retained earnings                                                                      110,415,661            89,723,019
                                                                                          -----------------        --------------

     TOTAL SHAREHOLDERS' EQUITY                                                                150,930,528           120,064,420
                                                                                          -----------------        --------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $479,378,468          $352,849,751
                                                                                          =================        ==============

The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                       Consolidated Statements of Income
              for the years ended December 31, 1998, 1997 and 1996

                                                                              1998                   1997               1996
                                                                         ==============       ================      ==============
REVENUES
     Net premiums earned                                                   $89,561,578            $65,503,675         $56,074,436
     Net investment income                                                  17,549,099             15,978,534          14,704,350
     Net realized investment gains (losses)                                    (39,226)                32,065             (71,288)
     Claims administration and management fees                               9,861,210              8,758,651           4,071,460
     Commission income                                                       1,740,005              1,465,282           1,120,455
     Finance charge and other income                                         1,648,144              1,477,824           1,082,102
                                                                         --------------       ----------------      --------------

                     TOTAL REVENUES                                        120,320,810             93,216,031          76,981,515
                                                                         --------------       ----------------      --------------


EXPENSES
     Net losses and loss adjustment expenses                                67,361,507             54,010,515          46,947,946
     Other underwriting expenses                                            12,548,943              7,079,238           6,589,743
     Claims administration expenses                                          9,936,558              8,461,264           4,124,404
     Other expenses                                                          1,609,586                320,791                   0
                                                                         --------------       ----------------      --------------

                      TOTAL EXPENSES                                        91,456,594             69,871,808          57,662,093
                                                                         --------------       ----------------      --------------


     Income before income taxes                                             28,864,216             23,344,223          19,319,422

     Income taxes                                                            8,171,574              6,787,538           5,995,697
                                                                         --------------       ----------------      --------------


                       NET INCOME                                          $20,692,642            $16,556,685         $13,323,725
                                                                         ==============       ================      ==============


                       BASIC EARNINGS PER COMMON SHARE                           $2.22                  $1.83               $1.56
                                                                         ==============       ================      ==============


                       DILUTED EARNINGS PER COMMON SHARE                         $2.11                  $1.76               $1.53
                                                                         ==============       ================      ==============


                      WEIGHTED AVERAGE SHARES OUTSTANDING                    9,808,664              9,407,093           8,723,967
                                                                         ==============       ================      ==============


The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                 Consolidated Statements of Comprehensive Income
              for the years ended December 31, 1998, 1997 and 1996

                                                                                  1998                 1997                1996
                                                                             ===============     ===============     ===============

Net Income                                                                      $20,692,642         $16,556,685         $13,323,725
                                                                             ---------------     ---------------     ---------------

Other comprehensive income:
      Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising during period                3,096,509           5,352,980          (2,269,630)
            Less:  reclassification adjustment for gains (losses)
                         included in net income                                     (39,226)             32,065             (71,288)
       Income tax expense related to unrealized gains and
            losses on securities                                                 (1,070,049)         (1,830,915)            795,912
                                                                             ---------------     ---------------     ---------------

        Other comprehensive income                                                1,987,234           3,554,130          (1,545,006)
                                                                             ---------------     ---------------     ---------------

Comprehensive Income                                                            $22,679,876         $20,110,815         $11,778,719
                                                                             ===============     ===============     ===============


The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
          Consolidated Statements of Changes in Shareholders' Equity
              for the years ended December 31, 1998, 1997 and 1996



                                                                                                               ACCUMULATED
                                                                           ADDITIONAL                             OTHER
                                                              COMMON        PAID-IN            UNEARNED       COMPREHENSIVE
                                                              STOCK         CAPITAL          COMPENSATION         INCOME
                                                            ---------------------------------------------------------------

BALANCES, DECEMBER 31, 1995                                   $813,964     $18,454,709             $0           $1,625,175

     Net income

     Payment of cash dividend

     Payment of prior year dividend

     Net unrealized loss on debt securities                                                                     (1,545,006)

     Purchase of shares outstanding

      Issuance of shares, net                                   38,203         (38,203)

      Shares issued and net proceeds received from IPO          50,000       4,028,205
                                                            ---------------------------------------------------------------

BALANCES, DECEMBER 31, 1996                                    902,167      22,444,711              0               80,169

     Net income

     Net unrealized gain on debt and equity securities                                                           3,554,130

     Retirement of treasury shares                              (1,957)       (180,034)

     Issuance of shares, net                                    17,748       3,524,467
                                                            ---------------------------------------------------------------

BALANCES, DECEMBER 31, 1997                                    917,958      25,789,144              0            3,634,299

     Net income

     Net unrealized gain on debt and equity securities                                                           1,987,234

     Unearned compensation                                                                   (356,528)

      Issuance of shares, net                                   33,910       8,508,850
                                                            ---------------------------------------------------------------

BALANCES, DECEMBER 31, 1998                                   $951,868     $34,297,994      ($356,528)          $5,621,533
                                                            ===============================================================

                                                               RETAINED       TREASURY
                                                               EARNINGS        STOCK             TOTAL
                                                            ---------------------------------------------

BALANCES, DECEMBER 31, 1995                                   $60,662,574            $0       $81,556,422

     Net income                                                13,323,725                      13,323,725

     Payment of cash dividend                                    (813,965)                       (813,965)

     Payment of prior year dividend                                (6,000)                         (6,000)

     Net unrealized loss on debt securities                                                    (1,545,006)

     Purchase of shares outstanding                                            (181,991)         (181,991)

      Issuance of shares, net                                                                           0

      Shares issued and net proceeds received from IPO                                          4,078,205
                                                            ----------------------------------------------

BALANCES, DECEMBER 31, 1996                                    73,166,334      (181,991)       96,411,390

     Net income                                                16,556,685                      16,556,685

     Net unrealized gain on debt and equity securities                                          3,554,130

     Retirement of treasury shares                                              181,991                 0

     Issuance of shares, net                                                                    3,542,215
                                                            ----------------------------------------------

BALANCES, DECEMBER 31, 1997                                    89,723,019             0       120,064,420

     Net income                                                20,692,642                      20,692,642

     Net unrealized gain on debt and equity securities                                          1,987,234

     Unearned compensation                                                                       (356,528)

      Issuance of shares, net                                                                   8,542,760
                                                            ----------------------------------------------

BALANCES, DECEMBER 31, 1998                                  $110,415,661            $0      $150,930,528
                                                            ==============================================

The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1998, 1997 and 1996


                                                                                  1998                1997                1996
                                                                            ================     ===============    ================

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $20,692,642         $16,556,685         $13,323,725
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation and amortization expense                             2,256,019           2,108,350           1,757,526
                Realized (gains) losses on investments                               39,226             (32,065)             71,288
                Realized loss on sale of equipment                                   10,886               7,275                   0
                Noncash compensation                                                 20,972                   0                   0
                Bad debt expense                                                    227,234             297,595             147,422
                Net earnings in equity investment                                  (300,046)                  0                   0
                Deferred income taxes                                              (361,043)         (1,939,499)          1,355,093
                Changes in assets and liabilities:
                        Premiums receivable                                     (19,136,259)         (5,670,261)         (1,853,407)
                        Accrued investment income                                  (831,355)            (99,588)           (576,525)
                        Reinsurance recoverable on paid losses                   (2,207,575)           (792,276)            735,027
                        Due from reinsurers on unpaid losses
                                and advance premiums                            (11,319,478)         (2,094,761)         (2,539,962)
                        Deposits with reinsurers                                 18,606,551          (1,651,162)         (1,576,227)
                        Deferred policy acquisition costs                          (589,828)           (199,385)           (393,723)
                        Federal income tax receivable                              (271,029)                  0           1,665,764
                        Other assets                                             (1,620,628)           (784,846)             38,465
                        Prepaid expenses and finance charge receivable             (310,666)            (64,385)            (88,142)
                        Loss and loss adjustment expense reserves                14,880,897          15,348,000           8,232,000
                        Unearned premiums                                        11,372,617           4,758,896           2,510,756
                        Paid in advance and unprocessed                             348,712            (467,920)          1,268,612
                        FIGA accrual                                                      0          (1,345,244)         (1,686,990)
                        Federal income tax payable                               (2,735,527)          2,214,942             520,585
                        Accrued expenses and other liabilities                    1,456,300           2,973,378           1,153,818
                                                                            ----------------     ---------------    ----------------

                 Net cash provided by operating activities                       30,228,622          29,123,729          24,065,105

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of short-term investments                                         0                   0             500,000
     Proceeds from sale or maturity of securities available-for-sale             44,017,742          81,416,058          80,865,600
     Purchase of securities available-for-sale                                  (83,056,363)       (102,081,907)       (101,186,056)
     Purchase of intangible assets                                              (11,559,043)         (5,407,588)         (1,000,000)
     Proceeds from sale of real estate investments                                        0             281,060                   0
     Purchase of real estate investments                                           (376,833)           (864,224)         (1,021,392)
     Purchase of other invested assets                                           (2,171,771)         (2,000,000)                  0
     Purchase of common stock                                                    (6,680,500)         (2,331,950)            (60,000)
     Proceeds from investment in common stock                                       300,000                   0                   0
     Purchase of preferred stock                                                 (1,000,000)                  0                   0
     Purchase of subsidiary's net other assets and stock                         (2,433,623)           (285,726)                  0
     Purchase of property and equipment, net                                     (1,215,618)         (1,174,941)           (270,505)
                                                                            ----------------     ---------------    ----------------

                Net cash used in investing activities                           (64,176,009)        (32,449,218)        (22,172,353)

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipt of short term debt                                                   25,165,000           2,000,000                   0
    Issuance of common stock                                                      8,165,260           3,542,215           4,078,205
    Purchase of common stock-treasury                                                     0                   0            (181,991)
    Dividends paid on common stock                                                        0                   0            (819,965)
                                                                            ----------------     ---------------    ----------------

               Net cash provided by financing activities                         33,330,260           5,542,215           3,076,249
                                                                            ----------------     ---------------    ----------------

               Net (decrease) increase in cash and cash equivalents                (617,127)          2,216,726           4,969,001

Cash and cash equivalents, beginning of year                                      7,679,822           5,463,096             494,095
                                                                            ----------------     ---------------    ----------------

               CASH AND CASH EQUIVALENTS, END OF YEAR                            $7,062,695          $7,679,822          $5,463,096
                                                                            ================     ===============    ================

Supplemental disclosure of cash flow information:
    Federal income taxes paid                                                    $9,816,000          $6,071,204          $2,599,703
    Cash paid for interest                                                         $844,151             $65,962              $2,212
    Exchange of mortgage note for deed on real estate investment                         $0                  $0                  $0
    Retirement of treasury stock                                                         $0            $181,991                  $0

The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
FPIC Insurance Group, Inc. (the Company) is an insurance holding company. The Company's principal subsidiaries are: Florida Physicians Insurance Company, Inc.
(FPIC), Anesthesiologists' Professional Assurance Company, Inc. (APAC), FPIC Insurance Agency, Inc. (the Agency), and McCreary Corporation and its subsidiary
(MCC). The subsidiary of MCC, Employer's Mutual, Inc. (EMI), includes its three subsidiaries: FPIC Services, Inc., Sy.Med Development, Inc., and Professional Strategy Options, Inc. FPIC is a licensed casualty insurance carrier and writes professional liability insurance for physicians, dentists, hospitals and other healthcare providers. APAC is a licensed casualty insurance carrier and writes professional liability insurance for anesthesiologists. MCC and EMI are third-party administrators of various lines of business in the insurance segment. The subsidiaries of EMI provide various services and software programs to assist physicians in the managed care environment. The Agency conducts various insurance agency activities. All of the Company's principal subsidiaries conduct business primarily in the state of Florida.

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). These financial statements include the accounts of the Company, FPIC, APAC, the Agency, and MCC. Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS
The Company operates in the property and casualty insurance industry, is licensed to write insurance in several states, and is subject to regulation by the Departments of Insurance in these states. Following is a description of the most significant risks facing property and casualty insurers and how the Company mitigates those risks:

Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will change and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those currently recorded in the financial statements. This risk is concentrated in Florida, where the Company writes approximately 75% of its business, but may expand to other states as it begins writing in those states.

Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers that owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment and reinsurance strategy. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of premiums receivable and deposits with reinsurers. The Company has not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. Management believes no additional credit risk beyond amounts provided for collection losses is inherent in the Company's premiums receivable. The Company typically requires that deposits with reinsurers be held in trust and, as a result, has not experienced significant losses related to such deposits.

Market Risk is the risk that a change in interest rates will cause a decrease in the value of an insurer's investments. The Company mitigates this risk by following a conservative investment strategy. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Given the Company's liquidity position and prior history, it is unlikely that it would need to liquidate its investment portfolio prior to its scheduled maturity.

USE OF ESTIMATES
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ from these estimates.

The estimates most susceptible to change are those used in determining the reserve for losses and loss adjustment expenses. Although considerable variability is inherent in these estimates, management believes that these reserves are adequate. The estimates are continually reviewed and adjusted as necessary in current operations.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS
The Company accounts for its investments under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of SFAS No. 115, the Company is required to classify investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading.

Market values for debt and equity securities were based on quoted market prices or dealer quotations. Where a quoted market price was not available, fair value was measured utilizing quoted market prices for similar securities or by using discounted cash flow methods.

Other invested assets include investments in three limited partnerships. Two of the partnerships invest in stocks and other financial securities of both public and non-publicly traded companies, primarily in the insurance and financial services sector. The third partnership is a diversified real estate fund.

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

REINSURANCE
The Company records its reinsurance contracts under the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company retains a maximum of $500,000 per occurrence. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. The Company evaluates the financial condition of reinsurers since failure of reinsurers to honor their obligations could result in losses to the Company. The Company generally obtains collateral in the form of letters of credit for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the Florida Department of Insurance.

PROPERTY AND EQUIPMENT
Property and equipment are depreciated on a straight-line basis with estimated useful lives ranging from five to fifteen years.

DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs, principally commissions, are amortized over the term of the insurance contracts.

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
As more fully described in Note 10, loss and loss adjustment expense reserves are based on actuarial projections of the best estimate of ultimate losses and loss adjustment expenses as interpreted by the Company's independent consulting actuaries. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations.

PER SHARE DATA
Basic and diluted earnings per common share are based upon the weighted average number of common and common and common equivalent shares, respectively, outstanding during each year. Earnings per share data for all years have been stated giving retroactive effect for the stock split that occurred in June 1996 (see Note 15).

ACCOUNTING FOR STOCK-BASED COMPENSATION
SFAS No. 123, "Accounting for Stock-based Compensation" requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements. The Company elected to adopt SFAS No.123 on a disclosure basis only. Accordingly, SFAS No. 123 does not have an effect on the Company's consolidated balance sheet or income statement.

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

REPORTING COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income" requires that all items that meet the definition of components of comprehensive income be reported in the financial statements for the period in which they are recognized. The Company adopted the provisions of SFAS No. 130 for the period ended December 31, 1998.

SEGMENT REPORTING
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of SFAS No. 131 for the period ended December 31, 1998 (see Note 19).

PENSION DISCLOSURE
SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of those plans. The statement standardizes disclosure requirements for pensions and other post retirement benefits to the

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company adopted the provisions of SFAS No. 132 for the period ending December 31, 1998.

INTEREST RATE SWAP AGREEMENT
The Company's operations involve managing market risks related to changes in interest rates. The Company uses a derivative financial instrument, specifically an interest rate swap, to reduce and manage those risks. The instrument is off-balance-sheet and therefore has no carrying value. The Company does not currently hold or issue derivative financial instruments for trading purposes. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment on interest expense related to the debt. The related amount payable to or receivable from the counterparty in included as an adjustment to accrued interest.

RECLASSIFICATION
Certain amounts for 1997 and 1996 have been reclassified to conform with the 1998 presentation.

2. BUSINESS ACQUISITIONS
On July 1, 1995, MCC acquired the assets of McCreary Enterprises, Inc., a Florida third party administrator, for $2,000,000 plus certain additional payments based on earnings. On January 17, 1997, MCC acquired all of the outstanding common stock of EMI, a Florida third party administrator, for $1,250,000 plus certain additional payments based upon earnings. The acquisition agreements specified additional payments, based upon earnings, to be made to the sellers from the acquisition date through 2001. The remaining contingent payments and the year of payment for these two acquisitions are as follows:

                      MCC                  EMI
                      ---                  ---

      1999          $700,000            $250,000
      2000           600,000             250,000
      2001                 0             250,000

These payments are subject to adjustment in accordance with the agreements based on attainment of projected annual earnings from the date of acquisition through 2001. No individual annual payment will exceed the annual earnings, and may be reduced if the projected earnings are not attained for that year. The agreements allow for additional final payments based on the aggregate earnings compared to the aggregate projected earnings during the earnout periods. The effect of these subsequent payments is to increase the original purchase price and the recorded goodwill provided MCC and EMI meet their earnings targets. The Company made an $800,000 and a $250,000 payment in 1998 to MCC and EMI, respectively, in accordance with the acquisition agreements.

On July 1, 1997, the Company purchased 20% of the common stock of APS Insurance Services, Inc. (APS), a Texas insurance service corporation, for $2,000,000. The purchase agreement provides an option to purchase an additional 35% of the common stock of APS in 1999, allowing the Company 55% ownership. This investment is accounted for under the equity method. The market value of APS approximates the book value at December 31, 1998.

On September 22, 1997, the Company entered into an agreement with Frontier Insurance Group, Inc. (Frontier) pursuant to which, beginning December 1, 1997, the Company's subsidiary, FPIC, began underwriting Frontier's Florida book of business. The cost of the transaction was $3,200,000, payable in the Company's common stock, with a cash adjustment based on actual results. The excess of the purchase price over tangible assets is included in intangible assets and will be amortized over the expected life of this book of business, considering the Company's historical policy renewal rate. Based on the actual results achieved, the Company is due a cash refund of approximately $1,500,000 from Frontier at December 31, 1998. The effect is to reduce the original cost of the transaction and intangible assets by the same amount.

On July 1, 1998, the Company purchased all of the outstanding common stock of APAC, a medical malpractice insurance company, for $18,000,000. Additionally, $3,500,000 was paid in non-compete agreements and other fees to certain key employees. APAC insures over 700 anesthesiologists in over 30 states. The purchase had the following impact for the six month period ended December 31, 1998, which is included in the consolidated financial statements:

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Revenues                  $2,364,285
      Expenses                     650,270
      Net income                   864,143
      Earnings Per Share               .09

Had APAC been included in the consolidated results of operations for the Company for the years ended December 31, 1998 and 1997, the following increases would have resulted:

                                1998                   1997
                                ----                   -----
                            (unaudited)             (unaudited)

    Revenues                 $8,613,922             $7,707,314
    Expenses                  6,536,323              5,184,175
    Net income                1,346,450              1,810,412
    Earnings per share              .14                    .19

Concurrent with the purchase of APAC on July 1, 1998, the Company purchased a 9.9% interest in American Professional Assurance Ltd. (APAL), a Cayman Islands captive reinsurer, for $5,500,000. APAL is being accounted for under the cost method.

On July 1, 1998, EMI purchased all of the outstanding stock of Sy.Med Development, Inc. (Sy.Med), a software development and consulting company located in Nashville, Tennessee, for a cost of $400,000, plus certain additional payments based upon future earnings. The purchase agreement sets the initial future earnout amounts at $175,000 for the six month period ended December 31, 1998 and $400,000, $500,000 and $600,000 for the fiscal years ending December 31, 1999 through 2001 and $325,000 for the six month period January 1, 2002 through June 30, 2002. These amounts are subject to adjustment depending on the actual results attained. The December 31, 1998 earnings amount was not achieved and therefore no payment was made. The earnings of Sy.Med are not material to the consolidated results of the Company.

On November 6, 1998, the Company's subsidiary, FPIC Services, Inc. (Services), a Florida corporation, formed a Texas corporation with one other Texas corporation and a Texas self insurance trust association. Services' cost for its one-third ownership was $900,000. The new corporation offers credential verification and other related services and markets software programs related to those services. The earnings of Services are not material to the consolidated results of the Company.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has an interest rate swap agreement to fix interest rates on variable rate debt and reduce certain exposures to market fluctuations. The interest rate swap has a notional principal amount of $30,000,000 with a fixed interest rate of 5.59% at December 31, 1998. The agreement terminates on July 3, 2003. The Company is required to make payments to the counterparty at the variable rate of LIBOR as stated in the agreement. The Company is exposed to credit loss in the event the nonperformance by the counterparty to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

The estimated fair value of the Company's financial instruments for the years ended December 31, 1998 and 1997 are summarized as follows:

                                                                 December 31, 1998
                                                                 -----------------
                                                   Carrying                               Estimated
                                                     Value                               Fair Value
                                                     -----                               ----------
Financial Instrument Assets:

Bonds                                            $ 325,922,559                           $325,922,559
Preferred stocks                                     1,000,000                              1,000,000

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stocks                                        9,327,990                              9,327,990
Real estate investments                              4,581,671                              4,581,671
Cash and short-term investments                      7,062,695                              7,062,695
Other invested assets                                4,171,771                              4,419,789
                                                  ------------                           ------------

Total financial instrument assets                $ 352,066,686                          $ 352,314,704
                                                 =============                          =============

Financial Instrument Liabilities:

Short term debt                                   $ 27,165,000                           $ 21,590,000
                                                   -----------                           ------------

Total financial instrument liabilities            $ 27,165,000                            $21,590,000
                                                  ============                            ===========

Off-balance-sheet instruments:

Interest rate swap                                          $0                               $262,919
                                                   ===========                            ===========


                                                                 December 31, 1997
                                                                 -----------------
                                                    Carrying                             Estimated
                                                      Value                             Fair Value
                                                      -----                             ----------
Financial Instrument Assets:

Bonds                                            $ 259,574,210                          $259,574,210
Common stocks                                        2,540,735                             2,540,735
Real estate investments                              4,184,768                             4,184,768
Cash and short-term investments                      7,679,822                             7,679,822
Other invested assets                                2,000,000                             2,091,538
                                                --------------                        --------------

Total financial instrument assets                $ 275,979,535                         $ 276,071,073
                                                 =============                         =============

Financial Instrument Liabilities:

Short term debt                                    $ 2,000,000                           $ 2,000,000
                                                    ----------                           -----------

Total financial instrument liabilities             $ 2,000,000                            $2,000,000
                                                   ===========                            ==========

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Bonds, Preferred Stocks, and Common Stocks - The fair value was estimated based on bid prices published in financial newspapers, bid quotations received from securities dealers, or by using discounted cash flow methods.

Real Estate - The fair value of real estate was estimated using appraised values.

Cash and Short-term Investments - The carrying value approximates the fair value because of the short maturity of these instruments.

Other Invested Assets - The fair value was estimated based on audited financial amounts of the limited partnerships.

Short term debt - The fair value was estimated based on the amount of cash flows discounted over the applicable term at the Company's borrowing rate at December 31, 1998.

Off-balance-sheet instruments - The fair value of the interest rate swap agreement is estimated using quotes from brokers and represents the cash requirement if the existing agreement had been settled at year end.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS
The amortized cost and estimated fair value of investments in debt and equity securities as of December 31, 1998 and 1997 were as follows:

                                                                                      1998
                                                                                      ----
                                                                         GROSS              GROSS            ESTIMATED
                                                     AMORTIZED         UNREALIZED        UNREALIZED            FAIR
                                                       COST              GAINS              LOSSES             VALUE
                                                   -------------      ------------       ------------     --------------
Securities Available-for-Sale:
   U.S. Treasury securities and obligations
      of U.S. Government corporations
      and agencies                                  $56,259,581        $2,033,736           $10,277          $58,283,040
   Debt securities issued by states
      and political subdivisions                    148,544,449         4,559,260            34,325          153,069,384
   Corporate securities                              46,072,483           702,508           684,079           46,090,912
   Mortgage-backed securities                        66,532,029         2,258,563           311,369           68,479,223
                                                     ----------         ---------           -------           ----------

        Total debt securities                       317,408,542         9,554,067         1,040,050          325,922,559
                                                    -----------         ---------         ---------          -----------

   Common stock                                       9,193,495           134,495                 0            9,327,990
   Preferred stock                                    1,000,000                 0                 0            1,000,000
                                                      ---------          --------           -------            ---------

        Total equity securities                      10,193,495           134,495                 0           10,327,990
                                                     ----------           -------           -------           ----------

Total Securities Available-for-Sale                $327,602,037        $9,688,562        $1,040,050         $336,250,549
                                                   ============        ==========        ==========         ============

                                                                                         1997
                                                                                         ----
                                                                            GROSS              GROSS             ESTIMATED
                                                        AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                                          COST              GAINS              LOSSES              VALUE
                                                      --------------     ------------        -----------       -------------
Securities Available-for-Sale:
   U.S. Treasury securities and obligations
      of U.S. Government corporations
      and agencies                                     $ 56,716,848        $  997,833          $ 45,395         $ 57,669,286
   Debt securities issued by states
      and political subdivisions                        102,786,576         2,921,699            30,109          105,678,166
   Corporate securities                                  28,830,440           246,408            75,670           29,001,178
   Mortgage-backed securities                            65,672,904         1,903,177           350,501           67,225,580
                                                       ------------        ----------          --------         ------------

Total debt securities                                   254,006,768         6,069,117           501,675          259,574,210
                                                        -----------         ---------           -------          -----------

    Common stock                                          2,516,949            23,786                 0            2,540,735
                                                          ---------            ------          --------            ---------

Total equity securities                                   2,516,949            23,786                 0            2,540,735
                                                          ---------            ------           -------            ---------

Total Securities Available-for-Sale                   $ 256,523,717      $  6,092,903          $501,675        $ 262,114,945
                                                      =============      ============          ========        =============


The Company's other invested assets include investments in limited partnerships. These assets are recorded at a cost of $4,171,771 and $2,000,000 at December 31, 1998 and 1997, respectively. The market value of these assets at December 31, 1998 and 1997 was $4,419,789 and $2,091,538, respectively.

The amortized cost and estimated fair value of debt and equity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              AMORTIZED                 ESTIMATED
                                                                 COST                   FAIR VALUE
                                                                 ----                   ----------
Securities Available-for-Sale:
   Due in one year or less                                  $  11,929,511              $  11,991,426
   Due after one year through five years                       40,827,866                 41,762,530
   Due after five years through ten years                      67,790,750                 69,808,061
   Due after ten years, primarily U.S. Government
      and mortgage-backed securities                          196,860,415                202,360,542
    Equity securities                                          10,193,495                 10,327,990
                                                            -------------                 ----------

      Totals                                                $ 327,602,037              $ 336,250,549
                                                            =============              =============

Treasury notes and a political sub-division bond with a carrying value of $4,808,076 and a market value of $5,032,495 were on deposit with the Insurance Departments in various states as of December 31, 1998, as required by law.

For the years ended December 31, 1998, 1997, and 1996, net investment income earned was as follows:

                                                   1998                 1997             1996
                                                   ----                 -----            ----
   Investment income earned:
   Bonds and U.S. Government securities        $18,131,630          $16,628,612      $ 15,664,261
   Real estate investments                         452,099              368,270           305,187
   Equities                                         51,112               53,667                 0
   Other invested assets                           551,965              123,210            88,362
   Short-term investments                          113,050              132,721           161,180
   Cash on hand and on deposit                      83,206               13,846             9,232
                                                ----------           ----------       -----------
   Total investment income earned               19,383,062           17,320,326        16,228,222
   Investment expenses                          (1,833,963)          (1,341,792)       (1,523,872)
                                                ----------           ----------        ----------


      Net investment income                    $17,549,099          $15,978,534      $ 14,704,350
                                               ===========          ===========      ============

Gross realized gains and gross realized losses on sales of debt and equity securities and real estate investments based on specific identification, were as follows:

                                                    1998               1997             1996
                                                    ----               ----             ----

   Gross realized gains-available-for-sale         $ 10,384           $ 42,643           $ 59,804
   Gross realized losses-available-for-sale        (49,610)           (89,057)          (150,265)
   Gross realized gains-real estate                       0             78,479             19,173
                                                 ----------       ------------      -------------

   Net realized (losses) gains                   $ (39,226)           $ 32,065         $ (71,288)
                                                 ==========           ========         ==========

The changes in net unrealized gains (losses) on available-for-sale investments were $3,057,284, $5,469,762, and $(2,340,918), in 1998, 1997, and 1996,
respectively.

5. REAL ESTATE INVESTMENTS
At December 31, 1998 and 1997, real estate investments consisted of the following:

                                                    1998                1997
                                                    ----                ----

Land and building                                $4,670,310        $  3,934,570
Rental units                                        461,200             461,200
Other                                                37,670              37,670
                                                  ---------        ------------
                                                  5,169,180           4,433,440
Accumulated depreciation                           (587,509)           (248,672)
                                                 ----------            --------

            Net real estate investments          $4,581,671        $  4,184,768
                                                 ==========        ============

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total depreciation expense of real estate investments was $338,837, $138,598, and $54,817, in 1998, 1997, and 1996, respectively.

6. PROPERTY AND EQUIPMENT
At December 31, 1998, and 1997, property and equipment consisted of the following:

                                                              1998               1997
                                                              ----               ----

Leasehold improvements                                       $795,933       $  1,096,737
Data processing equipment, including software               1,835,510          1,074,972
Automobiles                                                   282,577            231,647
Furniture, fixtures and equipment                           2,258,917          1,824,844
                                                            ---------          ---------
                                                            5,172,937          4,228,200
Accumulated depreciation                                   (2,558,251)        (1,858,605)
                                                           ----------       ------------

            Net property and equipment                     $2,614,686       $  2,369,595
                                                           ==========       ============

Total depreciation expense of property and equipment was $699,646, $605,516, and $389,495, in 1998, 1997, and 1996, respectively.

7. DEFERRED POLICY ACQUISITION COSTS
Changes in deferred policy acquisition costs for the years ended December 31, 1998, 1997, and 1996, were as follows:

                                    1998               1997             1996
                                    ----               ----             ----

Balance, beginning               $1,411,420        $  1,212,035      $   818,312
Additions                         5,450,153           4,194,981        3,236,689
Amortization expense             (4,860,325)         (3,995,596)      (2,842,966)
                                 ----------        ------------      -----------

Balance, ending                  $2,001,248        $  1,411,420      $ 1,212,035
                                 ==========        ============      ===========

8. INTANGIBLE ASSETS
Intangible assets include goodwill associated with business acquisitions, and at December 31, 1998, 1997 and 1996 was as follows:

                                                      1998                1997               1996
                                                      ----                ----               ----
        Balance, beginning                         $7,173,841        $  1,989,113        $ 1,108,117
        Additions at cost                          11,559,043           5,407,588          1,000,000
        Reductions at cost (see Note 2)           (1,500,000)                   0                  0
        Amortization expense                        (646,623)           (222,860)          (119,004)
                                                    ---------       -------------       ------------
        Balance, ending                           $16,586,261        $  7,173,841        $ 1,989,113
                                                  ===========        ============        ===========

These intangible assets are being amortized over periods ranging from five to twenty-five years.

9. BORROWING ARRANGEMENTS

The Company maintains a $30,000,000 revolving credit facility with SunTrust Bank. As of December 31, 1998 and 1997, $27,165,000 and $2,000,000,
respectively, had been borrowed under this credit facility at a per annum rate of approximately 5.9% and 6.3%, respectively. In January 1999, the Company increased the credit facility to $75,000,000. The new credit facility terminates on January 4, 2002 and bears interest at various rates. The interest rates range from LIBOR plus 0.75% to Prime plus 0.50%. The Company is not required to maintain compensating balances in connection with this credit facility. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) The Company's funded debt to total capital plus funded debt ratio cannot exceed 0.3:1 and b) Net premiums written to statutory capital and surplus ratio cannot exceed 2.0:1. The credit facility is guaranteed by certain subsidiaries and collateralized by the common stock of certain subsidiaries. On January 6, 1999, an additional $33,000,000 was borrowed under this agreement at a per annum rate of approximately 6.1% (see Note 20).

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Loss and loss adjustment expense (LAE) reserves are generally determined on the basis of individual claims and actuarially determined estimates of future claims based upon the Company's actual experience, assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. Such estimates may vary significantly from the eventual outcome. The ranges of reasonably expected ultimate unpaid losses and LAE are estimated by the Company's consulting actuaries on an undiscounted basis. The assumptions used in making such estimates and for establishing the resulting reserves are continually reviewed and updated based upon current circumstances, and any adjustments resulting therefrom are reflected in current income.

Activity in the reserves for losses and loss adjustment expenses for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                               1998                 1997                  1996
                                               ----                 ----                  ----

Balance at January 1                        $188,086,000         $172,738,000          $164,506,000
Less reinsurance recoverables                 14,115,000           11,614,000             9,188,000
                                            ------------         ------------          ------------

Net balance at January 1                     173,971,000          161,124,000           155,318,000
                                             -----------        -------------          ------------

Reserves of entity acquired                   23,406,000                    0                     0
                                             -----------         ------------          ------------

Incurred related to:
            Current year                      81,694,000           69,126,000            61,617,000
            Prior year                      (14,332,000)         (15,115,000)          (14,669,000)
                                            ------------        -------------        --------------

            Total incurred                    67,362,000           54,011,000            46,948,000
                                              ----------         ------------         -------------

Paid related to:

            Current year                      14,279,000            8,061,000             5,253,000
            Prior year                        49,697,000           33,103,000            35,889,000
                                              ----------        -------------          ------------
            Total paid                        63,976,000           41,164,000            41,142,000
                                              ----------        -------------          ------------

Net balance at end of period                 200,763,000          173,971,000           161,124,000
Plus reinsurance recoverables                 41,614,000           14,115,000            11,614,000
                                          --------------        -------------          ------------

Balance at December 31                      $242,377,000         $188,086,000          $172,738,000
                                            ============         ============          ============

The provision for losses and loss adjustment expenses for prior years (net of reinsurance recoveries of $7,115,000, $5,834,000, and $4,921,000, in 1998, 1997,
and 1996, respectively) decreased because of lower-than-anticipated losses, caused by the Company's underwriting of certain target specialties and claims free business.

11. REINSURANCE
The Company presently has excess of loss reinsurance contracts that serve to limit the Company's maximum loss to $500,000 per occurrence. To the extent that any reinsuring company might be unable to meet its obligations, the Company would be liable for such defaulted amounts not already covered by letters of credit.

The effect of reinsurance on premiums written and earned for the years ended December 31, 1998, 1997, and 1996 (which includes APAC premiums for the six months ended December 31, 1998) was as follows:

                                    1998                            1997                            1996
                                    ----                            ----                            ----

                         Written          Earned          Written         Earned           Written         Earned
                         -------          ------          -------         ------           -------         ------
Direct & assumed      $116,989,450     $105,616,840     $77,770,733     $73,011,835      $64,292,287    $61,781,531

Ceded                 (15,512,281)     (16,055,262)     (7,485,436)     (7,508,160)      (5,552,785)    (5,707,095)
                      ------------     ------------     -----------     ----------       ----------     -----------
Net premiums          $101,477,169      $89,561,578     $70,285,297     $65,503,675      $58,739,502    $56,074,436
                       ===========      ===========     ===========     ===========      ===========    ===========

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. SHAREHOLDERS' EQUITY
The Company has a stock option plan for officers and key employees (the employee plan) and a plan for non-employee directors (the director plan). Both plans became effective in 1996. Under the director plan, only nonqualified stock options may be issued. Under the employee plan, both an incentive stock option and a nonqualified stock option may be granted to the same individual. The option price of an incentive stock option may not be less than 100% of the fair market value of such shares on the grant date. The option price of a non-qualified option shall not be less than 50% of the fair market value of such shares on the grant date. Under the terms of the director plan, 5,000 shares are granted to each director on the date that person becomes a director, and on a discretionary basis at future dates as approved by the Board, at a price not less than 100% of the fair market value on the grant date.

During 1998, 116,688 nonqualified stock options and 3,312 incentive stock options were issued under the employee plan. An additional 70,000 restricted options, which were not part of either plan, were issued in connection with acquisitions during the year. During 1997, 120,000 nonqualified stock options were granted under the director plan, and 265,000 nonqualified stock options were issued under the employee plan. During 1996, 320,000 incentive stock options and 335,000 nonqualified stock options were issued under both plans. Of the 1998 nonqualified stock options issued, 50,000 were issued to an employee with an exercise price lower than the fair market value on the date of the grant. This difference in price of $7.55 per option is considered noncash compensation and is being amortized over the period in which the options vest and of which $20,972 has been recognized as an expense in the 1998 income statement. Options granted under the plans are exercisable at such dates as are determined in connection with their issue, but not later than ten years after the date of grant.

A summary of the status of the Company's stock option plans as of December 31, 1998 is presented below:

                                                             WEIGHTED AVERAGE
FIXED OPTIONS                              SHARES             EXERCISE PRICE
-------------                              ------             --------------

Outstanding at beginning of year           991,500                $14.43
Granted                                    190,000                $30.80
Exercised                                 (86,832)                $10.41
                                          --------
Outstanding at end of year               1,094,668
                                         =========
Options exercisable at year-end            581,556                $20.16
                                           =======

At December 31, 1998, 315,000 shares of the Company's common stock were reserved for issuance in connection with the stock option plans. The Company maintains an Employee Stock Purchase Plan that allows employees to purchase the Company's common stock at 85% of the market value on the first or last day of the offering period, whichever was lower.

Significant assumptions used to estimate the fair values of options using the Black-Sholes option-pricing model were as follows:


                                                                1998                 1998                1998
                                                            NONQUALIFIED         NONQUALIFIED        NONQUALIFIED
                                                            STOCK OPTION         STOCK OPTION        STOCK OPTION
                                                            ------------         ------------        ------------
a.  current price of underlying stock                           $34.38               $30.19             $30.19
      at the date of grant
b.  exercise price of the option                                $34.38               $30.19             $22.64
c.  expected life of the option                                5 years              5 years            5 years
d.  expected volatility of underlying stock                     36.01%               36.01%             36.01%
e.  expected dividends on the stock                                 $0                   $0                 $0
f.  risk-free interest rate at the date of grant                 5.29%                4.48%              4.48%

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             1997                 1996                 1996
                                                         NONQUALIFIED         NONQUALIFIED           INCENTIVE
                                                         STOCK OPTION         STOCK OPTION         STOCK OPTION
                                                         ------------         ------------         ------------
a.  current price of underlying stock                       $23.63                $8.22               $10.00
      at the date of grant
b.  exercise price of the option                            $23.63                $8.22               $10.00
c.  expected life of the option                            5 years              5 years              5 years
d.  expected volatility of underlying stock                 26.74%               26.87%               26.87%
e.  expected dividends on the stock                             $0                   $0                   $0
f.  risk-free interest rate at the date of grant             6.17%                5.37%                6.31%


Total compensation expense recognized in the income statement was $0. The weighted average fair value of options granted during the year was $30.80.

The pro forma disclosures required under SFAS No.123 methodology were as follows:

                                                                   1998                     1997
                                                                   ----                     ----

       Pro Forma Net Income                                     $17,946,863           $  16,002,439
       Pro Forma Tax Expense                                    $ 6,693,078           $   6,489,098
       Pro Forma Diluted Earnings Per Share                     $      1.83            $       1.70

13. INCOME TAXES
The provision for income taxes consisted of the following:

                                                 1998              1997              1996
                                                 ----              ----              ----
Current income tax expense:
            Federal                           $6,974,016        $ 7,230,181       $ 3,839,423
            State                              1,558,601          1,496,856           801,181
                                               ---------        -----------       -----------
                          Total                8,532,617          8,727,037         4,640,604
                                               ---------       ------------       -----------

Deferred income tax (benefit) expense:
            Federal                            (308,340)        (1,695,163)         1,157,033
            State                               (52,703)          (244,336)           198,060
                                                --------       ------------       -----------
                        Total                  (361,043)        (1,939,499)         1,355,093
                                               ---------      -------------       -----------

Net income tax expense                        $8,171,574       $  6,787,538       $ 5,995,697
                                              ==========       ============       ===========

The provision for income taxes differed from the statutory corporate tax rate of 35 percent for 1998 and 1997 and 34 percent for 1996 as follows:

                                                     1998              1997             1996
                                                     ----              ----             ----
Computed "expected" tax
    expense                                       $10,102,476      $  8,170,478      $ 6,568,603
Municipal bond interest                           (2,521,221)       (1,834,950)      (1,316,743)
State income taxes, net of
   federal benefit                                    978,834           814,138          659,500
Other, net                                          (388,515)         (362,128)           84,337
                                                  -----------      ------------      -----------

Actual expense                                     $8,171,574      $  6,787,538      $ 5,995,697
                                                   ==========      ============      ===========

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 1998 and 1997, the significant components of the net deferred tax asset were as follows:

                                                          1998               1997
                                                          ----               ----
Deferred tax assets arising from:
     Loss reserve discounting                         $9,970,448         $ 9,166,279
     Unearned premium reserves                         3,015,392           2,176,983
     Other                                               777,289             814,250
                                                      ----------        ------------
            Total deferred tax assets                 13,763,129          12,157,512
                                                      ----------        ------------
Deferred tax liabilities arising from:
     Unrealized gains on securities                    3,026,979           1,956,928
     Deferred acquisition costs                          506,782             544,455
     Other                                               880,874             719,035
                                                      ----------        ------------
            Total deferred tax liabilities             4,414,635           3,220,418
                                                       ---------        ------------

Net deferred tax asset                                $9,348,494        $  8,937,094
                                                      ==========        ============

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

14. EMPLOYEE BENEFIT PLAN
The Company's employees are covered by a qualified defined benefit plan and a defined contribution pension plan sponsored by the Company.

SFAS 132 requires restatement of earlier period amounts provided for comparative purposes unless the information is not readily available. Amounts provided for 1997 and 1996 have not been restated under SFAS 132 as the information is not readily available.

The benefits of the defined benefit plan are based on years of service and the employee's compensation. The actuarially computed net periodic pension cost for December 31, 1998, 1997, and 1996 included the following:

                                                           1998             1997           1996
                                                           ----             ----           ----
Service cost - benefits earned during the period         $137,691       $   94,015      $   88,239
Interest cost on projected benefit obligation             125,482          106,284          95,970
Actual return on plan assets                            (106,633)        (219,877)        (75,464)
Net amortization and deferral                              26,268          181,770          45,258
                                                          -------        ---------       ---------
Net periodic pension cost                                $182,808       $  162,192      $  154,003
                                                         ========        =========      ==========


Actuarial present value of benefit obligation:                1998                  1997                  1996
                                                              ----                  ----                  ----

      Accumulated benefit obligation                     $ (1,584,795)        $  (1,156,683)           $   (890,071)
      Projected benefit obligation for
         service rendered to date                        $ (2,690,664)        $  (1,945,621)           $ (1,477,290)
      Plan assets at fair value                              1,219,686             1,139,563                 854,139
                                                           -----------         -------------            ------------

      Projected benefit obligation in
         excess of plan assets                             (1,470,978)             (806,058)               (623,151)
      Unrecognized net loss (gain)
        from past experience different
        from that assumed                                      746,695               117,581                (21,467)
      Prior service cost not yet
         recognized in net periodic
         pension cost                                         (44,367)              (48,679)                (52,991)

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Unrecognized net obligation at
         inception recognized over
          15.29 years                                          284,092               314,672                 345,252
                                                           -----------           -----------           -------------

      Accrued pension cost                               $   (484,558)        $     (422,484)          $    (352,357)
                                                         =============        ==============           =============

The following table sets forth the plan's funded status for the fiscal year ending December 31, 1998.

Change in Benefit Obligation
----------------------------
Benefit Obligation at Beginning of Year                    $1,945,621
Service Cost                                                  137,691
Interest Cost                                                 125,482
Actuarial Loss                                                504,493
Benefits Paid                                                (22,623)
                                                            ---------
Benefit Obligation at End of Year                          $2,690,664
                                                           ==========

Change in Plan Assets
---------------------
Fair Value of Plan Assets at Beginning of Year             $1,139,563
Actual Return on Plan Assets                                 (17,988)
Employer Contributions                                        120,734
Benefits Paid                                                (22,623)
                                                            ---------
Fair Value of Plan Assets at End of Year                   $1,219,686
                                                           ==========

Assumptions used in the accounting for net periodic pension cost at December 31, 1998, 1997, and 1996, were as follows:

                                                         1998         1997         1996
                                                         ----         ----         ----

      Discount rates                                    5.50%        6.50%        7.25%
      Rate of increase in compensation levels           5.23%        5.23%        5.23%
      Expected long-term rate of
        return on assets                                9.00%        9.00%        7.25%

The defined contribution plan has two parts. The first part is a profit-sharing plan. The second part allows employees to contribute, beginning in 1997, up to 5 percent of their annual compensation (2.5 percent in 1996), of which up to 2.5% is matched 100 percent by the Company. The Company's policy is to fully fund the liability at the end of each year. At December 31, 1998, the fair market value of plan assets was $6,198,304. The expense for this plan amounted to $434,783, $426,291, and $324,376 in 1998, 1997, and 1996, respectively.

The Company also has a supplemental executive retirement plan (SERP) that provides certain executives with income at retirement equal to 60 percent of pre-retirement base compensation, less qualified pension plan benefits paid by the Company and all predecessor plans and Social Security benefits. The plan had a net periodic pension cost of $92,251 for 1998. The projected benefit obligation at December 31, 1998 was $481,434 and the accrued pension cost was $336,912, using a discount rate of 5.5 percent. The plan has no vesting prior to age 55. The Company accrued $95,000 to cover any liability under this plan in 1998, 1997 and 1996. The total liability included in the financial statements for this plan amounted to approximately $345,000 and $250,000 as of December 31, 1998 and 1997, respectively.

15. STOCK TRANSACTIONS
As part of a reorganization in June 1996, a stock split was transacted in which five shares of the Company's $.10 par value common stock were received for each share of FPIC's $1 par value common stock. The accompanying financial statements reflect the transaction retroactively in a manner similar to a stock split. In January 1996, a cash dividend of 10 cents per common share was declared amounting to $813,964. In addition, the Company paid $6,000 in retroactive dividends in 1996 to certain shareholders.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. COMMITMENTS AND CONTINGENCIES
The future minimum annual rentals under noncancellable leases are as follows:

            1999                  $    614,201
            2000                       610,700
            2001                       461,530
            2002                       355,290
            Thereafter                       0
                                       -------
                                   $ 2,041,721
                                   ===========

Total rental expense was $371,038, $386,016, and $332,821 for 1998, 1997, and
1996, respectively.

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

In addition to the standard FIGA assessments, the Florida Legislature may also levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on a basis of premium written. No provision for special assessments was made in the 1998 financial statements. However, damages caused by future catastrophic losses, such as a hurricane, could subject the Company to additional FIGA assessments.

17. STATUTORY ACCOUNTING

FPIC and APAC are required to file statutory financial statements with state insurance regulatory authorities. Shareholders' equity on a statutory basis was $117,277,880, $87,875,717 and $76,519,879 at December 31, 1998, 1997, and 1996,
respectively. Statutory net income amounted to $18,325,503, $12,404,838, and $10,442,464 for the years ended December 31, 1998, 1997, and 1996, respectively. During 1996 and in connection with the reorganization, FPIC, by way of dividend, transferred its $2.5 million investment in MCC to the Company. This amount was charged directly to statutory surplus.

The insurance subsidiaries are restricted under the Florida Insurance Code as to the amount of dividends they may pay without regulatory consent. In 1999, they may pay dividends up to approximately $18,300,000 without regulatory consent.

18. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                                           1998               1997             1996
                                                           ----               ----             ----
Net income and income from
continuing operations                                  $20,692,642        $16,556,685       $13,323,725
                                                       ===========        ===========       ===========

Basic weighted average shares outstanding                9,332,206          9,044,984         8,518,211
Common stock equivalents                                   476,458            362,109           205,756
                                                        ----------        -----------       -----------
Diluted weighted average shares outstanding              9,808,664          9,407,093         8,723,967
                                                         =========        ===========       ===========

Basic earnings per share                                     $2.22              $1.83             $1.56
                                                             =====              =====             =====

Diluted earnings per share                                   $2.11              $1.76             $1.53
                                                             =====              =====             =====

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19. SEGMENT INFORMATION

Under the provisions of SFAS 131, the Company determined it has two reportable operating segments, which are insurance and third party administration (TPA). The insurance segment provides a variety of insurance products for participants in the healthcare industry including MPL insurance for medical professionals, managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, provider stop loss insurance, workers compensation insurance, and group accident and health coverage. The TPA segment provides third party administration services such as the administration of self-insurance plans for large employers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment's performance based on net income or loss. Intersegment revenues for transactions between the two segments are based on actual costs incurred and are similar to services that may have been obtained from an unrelated third party. All segments are managed separately because each business requires different technology and marketing strategies.

Information by industry segment follows (in thousands):

                                                     1998                       1997                     1996
                                                     ----                       ----                     ----
 REVENUES:
 ---------
  External customers:
     Insurance                                   $107,823                    $82,668                  $70,974
     TPA                                           12,171                     10,484                    5,281
                                                ---------                   --------                  -------
                                                  119,994                     93,152                   76,255
  Intersegment:
    Insurance                                         996                        815                        0
    TPA                                               583                          0                        0
                                                 --------                   --------                 --------
                                                $ 121,573                   $ 93,967                 $ 76,255
                                                =========                   ========                 ========
INTEREST REVENUE:
-----------------
    Insurance                                     $18,389                    $16,708                  $15,728
    TPA                                               164                         27                       88
                                                  -------                   --------                 --------
                                                 $ 18,553                   $ 16,735                 $ 15,816
                                                 ========                   ========                 ========

NET INCOME:
-----------
    Insurance                                     $17,865                    $14,013                  $12,535
    TPA                                               994                      1,177                      730
                                                  -------                    -------                 --------
                                                 $ 18,859                   $ 15,190                 $ 13,265
                                                 ========                   ========                 ========
INCOME TAXES:
-------------
    Insurance                                     $ 7,584                    $ 5,209                  $ 5,521
    TPA                                               638                        735                      445
                                                 --------                    -------                  -------
                                                  $ 8,222                    $ 5,944                  $ 5,966
                                                =========                    =======                  =======
IDENTIFIABLE ASSETS:
--------------------
    Insurance                                    $444,050                   $332,131                 $295,414
    TPA                                            10,801                      7,508                    4,264
                                                ---------                  ---------                ---------
                                                $ 454,851                  $ 339,639                $ 299,678
                                                =========                  =========                =========
DEPRECIATION & AMORTIZATION:
----------------------------
    Insurance                                      $1,289                     $1,647                   $1,493
    TPA                                               708                        429                      265
                                                 --------                    -------                  -------
                                                  $ 1,997                    $ 2,076                  $ 1,758
                                                =========                    =======                  =======

The following table provides reconciliations of reportable operating segment revenues, net income, and assets to the Company's consolidated totals:

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               1998                       1997                     1996
                                                               ----                       ----                     ----
REVENUES:
---------

Total revenues for reportable segments                     $121,573                    $93,967                  $76,255
Elimination of intersegment revenues                        (1,579)                      (815)                      (0)
Other                                                           327                         64                      108
                                                           --------                   --------                 --------
   Total consolidated revenues                             $120,321                   $ 93,216                 $ 76,363
                                                           ========                   ========                 ========

NET INCOME:
-----------

Total income for reportable segments                       $ 18,859                   $ 15,190                 $ 13,265
Other                                                         1,834                      1,367                       59
                                                           --------                   --------                 --------
  Total consolidated net income                            $ 20,693                   $ 16,557                 $ 13,324
                                                           ========                   ========                 ========


ASSETS:
-------

Total assets for reportable segments                       $454,851                   $339,639                 $299,678
Investments in equity method investees                     (42,670)                   (23,019)                 (21,769)
Other                                                        67,925                     36,990                   25,797
Intercompany receivables                                      (999)                      (760)                    (153)
                                                          ---------                   --------                ---------
    Total consolidated assets                             $ 479,107                  $ 352,850                $ 303,553
                                                          =========                  =========                =========

20. SUBSEQUENT EVENTS

On January 6, 1999, the Company purchased all of the outstanding common stock of Administrators For The Professions, Inc. (AFP), a New York corporation, for aggregate consideration of $54,000,000, paid in cash of $44,000,000 and of Company common stock. AFP is the manager and attorney-in-fact for Physicians' Reciprocal Insurers, the second largest medical professional liability insurer for physicians in the state of New York.

The Company's subsidiary, FPIC, acquired The Tenere Group, Inc. (Tenere) on March 17, 1999 for $19,608,000 in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company that has two primary insurance subsidiaries, providing medical and legal professional liability insurance.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 1998 and 1997:

Year Ended December 31, 1998

                                                 FIRST            SECOND              THIRD            FOURTH
                                                 -----            ------              -----            ------

Premiums written and assumed               $29,851,492       $25,662,544         $27,915,386      $33,560,028
Net investment income                        4,339,754         4,372,425           4,259,182        4,577,738
Net income                                   4,785,108         5,046,487           5,480,735        5,380,312
Basic earnings per share                          $.52              $.55                $.58             $.57
Diluted earnings per share                        $.50              $.52                $.55             $.54

Year Ended December 31, 1997

                                            FIRST               SECOND              THIRD             FOURTH
                                            -----               ------              -----             ------

Premiums written and assumed        $  27,710,231        $  17,806,822       $  18,512,127     $  13,741,553
Net investment income                   3,823,088            3,943,499           4,047,205         4,164,742
Net income                              3,790,566            3,910,210           4,278,310         4,577,599
Basic earnings per share                     $.42                 $.43                $.47              $.50
Diluted earnings per share                   $.41                 $.42                $.46              $.48

                                                                 SCHEDULE I

                           FPIC INSURANCE GROUP, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1998

                                                                                                        AMOUNT AT
                                                                                                     WHICH SHOWN IN
                                                                  COST (1)               VALUE        BALANCE SHEET
                                                               -------------        -------------     -------------

Securities Available-for-Sale
Fixed Maturities:
U.S. Treasury securities
      and obligations of
      U.S. Government corporations
      and agencies                                              $ 56,231,795         $ 58,283,040      $ 58,283,040
Debt securities issued by states
      and political subdivisions                                 148,544,449          153,069,384       153,069,384
Corporate securities                                              46,072,483           46,090,912        46,090,912
Mortgage-backed securities                                        66,532,029           68,479,223        68,479,223
                                                               -------------        -------------     -------------

                        Total fixed maturities                   317,380,756          325,922,559       325,922,559

Equity Securities:
      Industrial, miscellaneous, and other                        10,221,281           10,327,990        10,327,990
Real Estate                                                        4,581,671            4,581,671         4,581,671
Other Invested Assets                                              4,171,771            4,419,789         4,171,771
                                                               -------------          ------------   --------------

                        Totals                                 $ 336,355,479       $  345,252,009    $  345,003,991
                                                               =============       ==============    ==============


(1) Original cost of equity securities and real estate adjusted for any permanent write downs, and, as to fixed maturities, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.

See accompanying auditors' report.

                                     SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                    FPIC INSURANCE GROUP, INC. (PARENT ONLY)

                                                                               Years Ended December 31
                                                                           12/31/98                12/31/97
                                                                        ==============         ================
ASSETS
Investments and cash:
    Investments in subsidiaries *                                         $152,945,528            $112,449,713
    Common stocks                                                            7,586,136               2,086,090
    Other invested assets                                                    4,171,771               2,000,000

                                                                        ---------------        ----------------

    Total Investments and Cash                                             164,703,435             116,535,803

Property and equipment, net                                                    293,764                 150,059
Due from subsidiaries *                                                      5,708,229               5,938,784
Intangible assets                                                            5,579,816               3,207,661
Federal income taxes receivable                                              1,804,225                       0
Prepaid expenses                                                               379,856                 263,245
Other assets                                                                 2,234,210                 327,767
                                                                        ---------------        ----------------

      TOTAL ASSETS                                                        $180,703,535            $126,423,319
                                                                        ---------------        ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Cash and overdraft                                                             697,173                   2,613
Federal income taxes payable                                                        $0              $2,620,083
Short term debt                                                             27,165,000               2,000,000
Other liabilities                                                            1,910,834               1,736,203
                                                                        ---------------        ---------------

       TOTAL LIABILITIES                                                    29,773,007               6,358,899
                                                                            ----------               ---------

SHAREHOLDERS' EQUITY
Common stock, $.10 par value:
     25,000,000 shares authorized;
     9,518,679 and 9,179,581 shares issued and
     outstanding in 1998 and 1997, respectively                                951,868                 917,958
Additional paid-in capital                                                  34,297,994              25,789,144
Unearned compensation on stock options                                       (356,528)                       0
Other comprehensive income                                                   5,621,533               3,634,299
Retained Earnings                                                          110,415,661              89,723,019
                                                                        ---------------        ----------------

TOTAL SHAREHOLDERS' EQUITY                                                 150,930,528             120,064,420
                                                                        ---------------        ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $180,703,535            $126,423,319
                                                                        ---------------        ----------------


* Eliminated in consolidation.

See the accompanying Notes to Condensed Financial Statements.
See accompanying auditors' report.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF EARNINGS
                    FPIC INSURANCE GROUP, INC. (PARENT ONLY)

                                                                         YEARS ENDED DECEMBER 31

                                                               1998                  1997                  1996
                                                         =================    ==================    ===================

REVENUES
Management fees from subsidiaries *                           $12,267,004            $11,204,829                     $0
Dividends from subsidiaries *                                     450,000                      0              2,500,000
Net investment income                                             326,788                 63,846                107,673
                                                         -----------------    ------------------    -------------------

           TOTAL REVENUES                                      13,043,792             11,268,675              2,607,673

EXPENSES
Other operating expenses                                       10,809,689              9,057,547                 18,416
                                                         -----------------    ------------------    -------------------

           TOTAL EXPENSES                                      10,809,689              9,057,547                 18,416

Income before income taxes                                      2,234,103              2,211,128              2,589,257

Income taxes                                                     (49,958)                843,660                30,347
                                                         -----------------    ------------------    -------------------

           EARNINGS BEFORE EQUITY IN
            UNDISTRIBUTED EARNINGS OF SUBSIDIARIES              2,284,061              1,367,468              2,558,910

Equity in undistributed earnings of subsidiaries               18,408,581             15,189,217             10,764,815
                                                         -----------------    ------------------    -------------------

            NET EARNINGS                                      $20,692,642            $16,556,685             13,323,725
                                                         ================     ==================    ===================

*  Eliminated in consolidation.

See accompanying auditors' report.
See the accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                    FPIC INSURANCE GROUP, INC. (PARENT ONLY)

                                                                                 YEARS ENDED DECEMBER 31
                                                                          1998                   1997            1996
                                                                  ======================    ==============================

CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                          $20,692,642      $16,556,685      $13,323,725
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
                Equity in undistributed earnings of                         (18,408,581)     (15,189,217)     (10,764,815)
                   subsidiaries
                Common stock dividend from subsidiary                          (450,000)               0       (2,500,000)
                Depreciation and amortization                                   251,367           21,151                0
                Noncash compensation                                             20,972                0                0
                Changes in assets and liabilities:
                         Due from subsidiaries                                  230,555       (5,938,784)               0
                         Prepaid expenses                                      (116,611)        (263,245)               0
                         Other assets                                          (406,443)        (185,403)        (142,364)
                         Federal income taxes receivable                     (1,804,225)               0                0
                         Federal income taxes payable                        (2,620,083)       2,620,083                0
                         Other liabilities                                      174,631        1,663,348           72,855
                                                                  ----------------------    ------------------------------

                Net cash (used in) operating activities                      (2,435,776)        (715,382)         (10,599)
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of goodwill                                               (4,071,107)      (3,207,661)               0
          Purchase of common stocks                                          (5,500,000)      (2,086,090)     (19,268,673)
          Purchase of other invested assets                                  (2,171,771)      (2,000,000)               0
          Additional investment in subsidiaries                                       0       (1,250,100)               0
          Proceeds from sale or maturity of securities
              available for sale                                                      0        3,881,315                0
          Purchase of securities available for sale                                   0                0       (3,881,315)
          Purchase of subsidiary's assets and stock                         (19,650,000)               0                0
          Purchase of property and equipment, net                              (196,166)        (171,210)               0
                                                                  ----------------------    ------------------------------

                Net cash (used in) investing activities                     (31,589,044)      (4,833,746)     (23,149,988)

CASH FLOWS FROM FINANCING ACTIVITIES
          Receipt of short term debt                                         25,165,000        2,000,000                0
          Purchase of treasury stock                                                  0                0         (181,991)
          Issuance of common stock                                            8,165,260        3,542,215       23,346,878
                                                                  ----------------------    ------------------------------

                 Net cash provided by financing activities                   33,330,260        5,542,215       23,164,887

                Net (decrease) in cash and
                      cash equivalents                                         (694,560)          (6,913)           4,300

Cash and cash equivalents, beginning of year                                     (2,613)           4,300                0
                                                                  ----------------------    ------------------------------

           CASH AND CASH EQUIVALENTS, END OF YEAR                             ($697,173)         ($2,613)           4,300
                                                                  =====================     ==============================
Supplemental disclosure of cash flow information:
      Federal income taxes paid                                              $9,816,000       $6,071,204               $0
      Cash paid for interest                                                   $884,151          $65,962               $0

See accompanying auditors' report.
See the accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    FPIC INSURANCE GROUP, INC. (PARENT ONLY)

       The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FPIC Insurance Group, Inc. and Subsidiaries (see part III Item 8).

1. The Parent Company was formed on June 11, 1996. The shareholders of a subsidiary company approved the formation of a holding company structure. The shareholders of the subsidiary company became the shareholders of the Parent Company in five for one exchange of common stock. Prior to the approval of the holding company structure, the Parent Company had no activity.

2.     Investments

       See Investments in the consolidated financial statements Part II Item 8 and in Note 4 of the Notes to the Consolidated Financial Statements.

3.     Intangible assets

       See Intangible Assets in the consolidated financial statements Part II
       Item 8 and in Note 8 of the Notes of the Consolidated Financial
       Statements.

4.     Short term debt

       See Borrowing Arrangements in Note 9 of the Notes to the Consolidated Financial Statements.

5.     Income Taxes

       The Company and its eligible subsidiaries file a consolidated U.S. Federal Income tax return. Income tax liabilities or benefits are recorded by each subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements.

       For further information on income taxes, see Income Taxes in Note 13 of the Notes to the Consolidated Financial Statements.

6.     Other Comprehensive Income

       See Other Comprehensive Income in the consolidated financial statements
       Part II Item 8.

7.     Dividend Restrictions

       See Statutory Accounting in Note 17 of the Notes to the Consolidated Financial Statements.

8.     Accounting Changes

       For information concerning new accounting standards adopted in 1998 and 1997, see Note 1 of the Notes to the Consolidated Financial Statements.

                                                                  SCHEDULE III

                           FPIC INSURANCE GROUP, INC.

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                        DECEMBER 31, 1998, 1997 AND 1996

                                                                       Other
                           Deferred     Future Policy                  Policy                            Benefits
                            Policy        Benefits                    Claims &                 Net      Losses and
                          Acquisition  Losses, Claims   Unearned      Benefits   Premium   Investment      Loss
Segment                      Costs      Loss Expenses   Premiums       Payable   Revenue     Income      Expenses
-------                      -----      -------------   --------       -------   -------     ------      --------
1998
  Medical professional
    and other liabiltiy      $2,001       $242,377      $44,310          $0      $89,562     $17,549      $67,362

1997:
 Medical professional
    and other liabiltiy      $1,411       $188,086      $28,218          $0      $65,504     $15,978      $54,011

1996:
  Medical professional
    and other liability      $1,212       $172,738      $23,459          $0      $56,074     $13,611      $46,948


                            Amortization
                            of Deferred
                              Policy                      Net
                            Acquisition      Other     Premiums
Segment                        Costs       Expenses     Written
-------                        -----       --------     -------

1998
  Medical professional
    and other liabiltiy       $4,860        $9,299     $101,477

1997:
 Medical professional
    and other liabiltiy       $3,996        $3,404     $ 70,285

1996:
  Medical professional
    and other liability       $2,843        $3,747     $ 58,740

See accompanying auditors' report.

                                                                SCHEDULE IV

                           FPIC INSURANCE GROUP, INC.

                                  REINSURANCE

                 FOR THE YEARS DECEMBER 31, 1998, 1997 AND 1996

                                                                                            PERCENTAGE
                                                 CEDED TO        ASSUMED                    OF AMOUNT
PROPERTY AND                       GROSS           OTHER       FROM OTHER        NET         ASSUMED
LIABILITY INSURANCE               AMOUNT         COMPANIES      COMPANIES      AMOUNT        TO NET
-------------------               ------         ---------     -----------     ------        ------

1998                            $91,141,795     $16,055,262    $14,475,045    $89,561,578    16.16%

1997                            $71,277,054      $7,508,160    $ 1,734,781    $65,503,675     2.65%

1996                            $61,628,450      $5,707,095    $   153,081    $56,074,436     0.27%


See accompanying auditors' report.

                                                                   SCHEDULE V

                           FPIC INSURANCE GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                            BALANCE AT            CHARGED TO                          BALANCE
                                            BEGINNING             COSTS AND                           AT END
         DESCRIPTION                        OF PERIOD             EXPENSES       DEDUCTIONS           OF PERIOD
         -----------                        ---------             --------       ----------           ---------

   Year-ended December 31, 1998
      Allowance for Doubtful
          Accounts, net                     $ 681,175            $ 227,234        $      0            $ 908,409

   Year-ended December 31, 1997
      Allowance for Doubtful
          Accounts, net                     $ 383,580            $ 297,595        $      0            $ 681,175


See accompanying auditors' report.