Form 10-Q
period 1999-03-31
FPIC INSURANCE GROUP INC
filed 1999-05-17
CIK 1010247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ________to_________.

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

                                 (904) 354-5910
                         ------------------------------
                        (Registrant's telephone number,
                              including area code)

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

As of April 29, 1999 there were 9,863,797 shares of the registrant's common stock outstanding.

                                Table of Contents

Part I - Financial Information

      Item 1. Consolidated Financial Statements (unaudited) of FPIC Insurance Group, Inc. and Subsidiaries:

               Consolidated Balance Sheets.............................   3

               Consolidated Statements of Income.......................   4

               Consolidated Statements of Comprehensive Income.........   5

               Consolidated Statements of Cash Flows...................   6

               Notes to the Consolidated Financial Statements..........   8

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........  13

Part II - Other Information

      Item 1.  Legal Proceedings.......................................  21

      Item 2.  Changes in Securities...................................  21

      Item 3.  Defaults Upon Senior Securities.........................  21

      Item 4.  Submission of Matters to a Vote of Security Holders.....  21

      Item 5.  Other Information.......................................  21

      Item 6.  Exhibits and Reports on Form 8=K........................  21

Signatures.............................................................  22

                           FPIC Insurance Group, Inc.
                          Consolidated Balance Sheets
                   as of March 31, 1999 and December 31, 1998

                                                                              3/31/99               12/31/98
                                                                           --------------        --------------
ASSETS
  Bonds and U.S. Government securities:
       Available-for-sale, at fair value                                     $325,039,262          $325,922,559
   Other invested assets                                                        4,484,872             4,171,771
   Equity securities                                                           10,122,966            10,327,990
   Cash and cash equivalents                                                   17,365,896             7,062,695
   Real estate investments                                                      4,910,059             4,581,671
                                                                           --------------        --------------

  TOTAL CASH AND INVESTMENTS                                                  361,923,055           352,066,686

    Premiums receivable, net                                                   52,489,345            40,296,590
    Accrued investment income                                                   5,678,762             4,981,612
    Reinsurance recoverable on paid losses                                      1,983,780             3,190,042
    Due from reinsurers on unpaid losses and advance premiums                  53,863,636            41,438,356
    Deposits with reinsurers                                                      555,349               662,496
    Property and equipment, net of accumulated depreciation                     2,965,098             2,614,686
    Deferred policy acquisition costs                                           2,685,038             2,001,248
    Deferred income taxes                                                      15,326,836             9,348,494
    Finance charge receivable                                                     461,446               370,875
    Prepaid expenses                                                              571,330               644,336
    Intangible assets                                                          76,584,909            16,586,261
    Federal income taxes receivable                                                     0               271,029
    Other assets                                                                9,107,894             4,905,757
                                                                           --------------        --------------

   TOTAL ASSETS                                                              $584,196,478          $479,378,468
                                                                           ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Loss and loss adjustment expenses                                        $278,756,000          $242,377,000
    Unearned premiums                                                          57,617,881            44,309,691
    Paid in advance and unprocessed                                             1,653,964             5,767,080
    Short term debt                                                            58,177,797            27,165,000
    Federal income taxes payable                                                2,416,843                     0
    Accrued expenses and other liabilities                                     15,872,776             8,829,169
                                                                           --------------        --------------

     TOTAL LIABILITIES                                                        414,495,261           328,447,940
                                                                           --------------        --------------


SHAREHOLDERS' EQUITY
    Common stock, $.10 par value: 25,000,000 shares authorized;
    9,842,197 and 9,518,679 shares issued and outstanding
     in 1999 and 1998, respectively                                               984,220               951,868
     Additional paid-in capital                                                46,772,156            34,297,994
     Unearned compensation                                                       (325,070)             (356,528)
     Accumulated other comprehensive income                                     4,619,816             5,621,533
     Retained earnings                                                        117,650,095           110,415,661
                                                                           --------------        --------------

     TOTAL SHAREHOLDERS' EQUITY                                               169,701,217           150,930,528
                                                                           --------------        --------------


     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $584,196,478          $479,378,468
                                                                           ==============        ==============

The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                       Consolidated Statements of Income


                                                                                THREE MONTHS ENDED MARCH 31
                                                                                 1999                   1998
                                                                              -----------          ------------
REVENUES
  Net premiums earned                                                         $27,583,589           $17,855,299
  Net investment income                                                         4,451,748             4,339,754
  Net realized investment gains (losses)                                          304,058               (14,722)
  Claims administration and management fees                                     6,234,315             2,589,999
  Commission income                                                               746,753               226,104
  Finance charge and other income                                                 687,914               490,246
                                                                              -----------          ------------

                  TOTAL REVENUES                                               40,008,377            25,486,680
                                                                              -----------          ------------

EXPENSES
  Net losses and loss adjustment expenses                                      18,649,122            14,517,950
  Other underwriting expenses                                                   4,002,711             1,751,856
  Claims administration and management expenses                                 5,918,670             2,291,740
  Interest expense                                                                843,041                33,151
  Other expenses                                                                1,089,277               188,566
                                                                              -----------          ------------

                   TOTAL EXPENSES                                              30,502,821            18,783,263
                                                                              -----------          ------------


  Income before income taxes                                                    9,505,556             6,703,417

  Income taxes                                                                  2,271,122             1,918,309
                                                                              -----------          ------------


                    NET INCOME                                                 $7,234,434            $4,785,108
                                                                              ===========          ============


                    BASIC EARNINGS PER COMMON SHARE                                 $0.74                 $0.52
                                                                              ===========          ============


                    DILUTED EARNINGS PER COMMON SHARE                               $0.70                 $0.50
                                                                              ===========          ============


                   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                 10,398,147             9,646,467
                                                                              ===========          ============


The accompanying notes are an integral part of the consolidated financial statements.

                             FPIC Insurance Group,
                Consolidated Statements of Comprehensive Income


                                                                                 THREE MONTHS ENDED MARCH 31
                                                                                  1999                  1998
                                                                              -----------            ----------
Net Income                                                                     $7,234,434            $4,785,108
                                                                              -----------            ----------
Other comprehensive (loss) income:
   Unrealized (losses) gains on securities:
        Unrealized holding (losses) gains arising during period                (1,845,161)               51,862
         Less:  reclassification adjustment for gains (losses)
                 included in net income                                           304,058               (14,722)

   Income tax benefit (expense) related to unrealized gains
        and losses on securities                                                  539,386               (12,999)
                                                                              -----------            ----------

     Other comprehensive (loss) income                                         (1,001,717)               24,141
                                                                              -----------            ----------

Comprehensive Income                                                           $6,232,717            $4,809,249
                                                                              ===========            ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC Insurance Group, Inc.
                     Consolidated Statements of Cash Flows

                                                                                 THREE MONTHS ENDED MARCH 31
                                                                                 1999                   1998
                                                                             -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $7,234,434            $4,785,108
  Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation and amortization expense                              1,243,190               442,860
             Realized (gains) losses on investments                              (304,058)               14,722
             Realized loss on sale of equipment                                     8,150                     0
             Noncash compensation                                                  31,458                     0
             Net loss (earnings) in equity investment                              79,026               (24,612)
             Deferred income taxes                                               (336,504)             (137,106)
             Changes in assets and liabilities net of effects from
              purchases of subsidiaries:
                     Premiums receivable                                       (8,762,806)           (4,356,684)
                     Accrued investment income                                   (277,763)           (1,275,238)
                     Reinsurance recoverable on paid losses                     1,206,262              (137,034)
                     Due from reinsurers on unpaid losses
                             and advance premiums                                 817,611               448,956
                     Deposits with reinsurers                                     107,147            17,667,252
                     Deferred policy acquisition costs                           (421,602)             (440,638)
                     Other assets                                              (1,774,264)               (2,102)
                     Prepaid expenses and finance charge receivable               400,811              (129,994)
                     Loss and loss adjustment expense reserves                   (371,302)            2,404,000
                     Unearned premiums                                          3,933,137             8,729,762
                     Paid in advance and unprocessed                           (4,113,116)           (3,712,149)
                     Federal income tax payable                                 2,687,872               123,285
                     Accrued expenses and other liabilities                    (1,439,068)           (2,766,951)
                                                                             -------------         -------------

              Net cash provided by operating activities                           (51,385)           21,633,437
                                                                             -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale or maturity of securities available-for-sale              30,238,906            14,941,748
  Purchase of securities available-for-sale                                      (900,000)          (39,741,183)
  Purchase of intangible assets                                               (49,180,320)                    0
  Proceeds from sale of real estate investments                                         0              (251,378)
  Purchase of real estate investments                                            (390,539)                    0
  Purchase of other invested assets                                              (313,101)                    0
  Purchase of subsidiary's net other assets and stock                            (919,303)                    0
  Purchase of property and equipment, net                                         (69,998)             (375,868)
                                                                             -------------         -------------
             Net cash used in investing activities                            (21,534,355)          (25,426,681)
                                                                             -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Receipt of short term debt                                                    31,012,797                     0
 Issuance of common stock, net                                                    876,144               278,741
                                                                             -------------         -------------

            Net cash provided by financing activities                          31,888,941               278,741
                                                                             -------------         -------------

            Net increase (decrease) in cash and cash equivalents               10,303,201            (3,514,503)

Cash and cash equivalents, beginning of period                                  7,062,695             7,679,822
                                                                             -------------         -------------

            CASH AND CASH EQUIVALENTS, END OF PERIOD                          $17,365,896            $4,165,319
                                                                             =============         =============

The accompanying notes are an integral part of the consolidated financial statements.

Continued.
                                                                              6

                           FPIC Insurance Group, Inc.
                     Consolidated Statements of Cash Flows


                                                                                     Three months ended March 31
                                                                                      1999                  1998
                                                                                  ------------           ----------
Supplemental disclosure of cash flow information:
  Federal income taxes paid                                                                $0            $1,975,000
  Cash paid for interest                                                              $59,776               $53,654

Supplemental schedule of noncash investing and financing activities:

   The Company purchased all of the capital stock of AFP for $53,830,370 and a 70% equity interest in a limited liability company for $2,500,000. In conjunction with the acquisitions, common stock was issued as follows:

                Fair value of assets acquired                                     $56,330,370                    $0
                Cash paid for the capital stock                                   (44,700,000)                    0
                                                                                  ------------           ----------
                Common stock issued and related additional
                     paid in capital                                              $11,630,370                    $0
                                                                                  ============           ==========





The accompanying notes are an integral part of the consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

1.  BASIS OF PRESENTATION

FPIC Insurance Group, Inc. (the Company) is an insurance holding company.
The Company's principal subsidiaries are Florida Physicians Insurance Company, Inc. (FPIC), Anesthesiologists' Professional Assurance Company, Inc.
(APAC), Administrators For The Professions, Inc. (AFP), McCreary Corporation
(MCC) and its subsidiary, Employer's Mutual, Inc. (EMI), The Tenere Group, Inc. (Tenere) and its subsidiaries Intermed Insurance Company (Intermed) and Interlex Insurance Company (Interlex).

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 1999.

2.  LOSS AND LOSS ADJUSTMENT EXPENSE LIABILITY

The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current income. Incurred losses and loss adjustment expenses for the three-month periods ended March 31, 1999 and 1998 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims.

3.  INCOME TAXES

Income taxes were accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax exempt interest income.

4.  INVESTMENTS

Proceeds from sales of investments available-for-sale were $30,238,906 and $14,941,748 during the three months ended March 31, 1999 and 1998, respectively.

Gross realized gains and (losses) from sales of debt securities based on specific identification were $334,662 and $(30,604) and $81 and $(14,803) for the three months ended March 31, 1999 and 1998, respectively.

The amortized cost of investments in securities available-for-sale was $317,936,059 and $327,602,037 as of March 31, 1999 and December 31, 1998,
respectively.

5.  BUSINESS ACQUISITIONS

The acquisition agreement for MCC specifies additional payments, based upon earnings, to be made to the seller from the acquisition date through 2000, and the acquisition agreement for EMI specifies additional payments, based upon earnings, to be made to the sellers from the acquisition date through 2001. The remaining contingent payments and the year of payment for these two acquisitions are as follows:

                                  MCC           EMI
                               --------      --------
                     1999      $700,000      $250,000
                     2000       600,000       250,000
                     2001             0       250,000


The agreements allow for additional final payments based on the aggregate earnings compared to the aggregate projected earnings during the earnout periods. The effect of these subsequent payments is to increase the original purchase price and the recorded goodwill provided MCC and EMI meet their earnings targets.

On July 1, 1997, the Company purchased 20% of the common stock of APS Insurance Services, Inc. (APS), a Texas insurance service corporation, for $2,000,000. The purchase agreement provides an option to purchase an additional 35% of the common stock of APS in 1999, allowing the Company 55% ownership. This investment is accounted for under the equity method. The market value of APS approximated its book value at March 31, 1999.

On July 1, 1998, the Company purchased all of the outstanding common stock of APAC, a medical professional liability insurance company, for $18,000,000. Additionally, $3,500,000 was paid in non-compete agreements and other fees to affiliated parties. APAC insures over 700 anesthesiologists in over 30 states.

Concurrent with the purchase of APAC on July 1, 1998, the Company purchased a 9.9% interest in American Professional Assurance Ltd. (APAL), a Cayman Islands captive reinsurer, for $5,500,000. The purchase of such interest is accounted for under the cost method.

On January 6, 1999, the Company purchased all of the outstanding common stock of AFP for aggregate consideration equal to $54,000,000, paid in cash of $44,000,000 and Company common stock. AFP is the manager and attorney-in-fact for Physicians' Reciprocal Insurers, the second largest medical professional liability insurer for physicians in the state of New York.

On March 17, 1999, the Company's subsidiary, FPIC, acquired all of the outstanding common stock of Tenere for $19,608,000 in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed and Interlex, which provide medical and legal professional liability insurance.

6.  REINSURANCE

The Company's insurance subsidiaries presently have excess of loss reinsurance contracts that serve to limit the Company's maximum loss to $500,000 per occurrence. To the extent that any reinsurer is unable to meet its obligations, the Company would be liable for such defaulted amounts not covered by letters of credit. The Company obtains letters of credit from reinsurers that are not designated as authorized reinsurers by the Departments of Insurance in the states where it conducts business.

7.  COMMITMENTS AND CONTINGENCIES

The Company's insurance subsidiaries are involved in numerous legal actions arising primarily from insurance policies. The legal actions arising from insurance policies have been considered by the Company's insurance subsidiaries in establishing their reserves. While the outcomes of all legal actions are not presently determinable, the Company's management is of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

8. BORROWING ARRANGEMENTS

The Company maintains a $75,000,000 revolving credit facility, in which five banks participate, to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of March 31, 1999, the Company had borrowed $58,200,000 against the credit facility for non-operating purposes.

9.  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                  Three Months    Three Months
                                     Ended           Ended
                                    3/31/99         3/31/98
                                  ----------      ----------
Net income                        $7,234,434      $4,785,108
                                  ==========      ==========

Basic weighted average shares
  outstanding                      9,750,749       9,199,975
Common stock equivalents             647,398         446,492
                                     =======         =======
Diluted weighted average
 shares outstanding               10,398,147       9,646,467
                                  ==========       =========

Basic earnings per share               $0.74           $0.52
                                       =====           =====

Diluted earnings per share             $0.70           $0.50
                                       =====           =====

10. SEGMENT INFORMATION

Under the provisions of SFAS 131, the Company determined it has two reportable operating segments, which are insurance and third party administration and management (TPA). The insurance segment provides a variety of insurance products for participants in the healthcare industry including MPL insurance for medical professionals, managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, provider stop loss insurance, workers compensation insurance, and group accident and health coverage. The TPA segment provides management services and third party administration services such as the administration of self-insurance plans for large employers.

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

Information by industry segment follows (in thousands):

                                                 Three months ended
                                               ----------------------
                                                3/31/99       3/31/98
                                               --------      --------
 REVENUES:
 ---------
  External customers:
     Insurance                                  $32,587       $21,544
     TPA                                          7,421         2,943
                                               --------      --------
                                                 40,008        24,487

  Intersegment:
    Insurance                                       404           295
    TPA                                             181             0
                                               --------      --------
                                               $ 40,593      $ 24,782
                                               ========      ========

NET INCOME (LOSS):
------------------
    Insurance                                    $6,906        $4,472
    TPA                                             328           313
                                                -------       -------
                                                $ 7,234       $ 4,785
                                                =======       =======

IDENTIFIABLE ASSETS:                         At 3/31/99   At 12/31/98
--------------------                         ----------   -----------
    Insurance                                  $635,637      $511,246
    TPA                                          67,219        10,801
                                              ---------     ---------
                                              $ 702,856     $ 522,047
                                              =========     =========

The following table provides reconciliations of net income and assets to the Company's consolidated totals:

                                                Three months ended
                                              ----------------------
                                               3/31/99       3/31/98
                                               -------        -------
NET INCOME:
-----------
Total income for reportable segments           $ 7,234        $ 4,785
Other                                                0              0
                                               -------        -------
  Total consolidated net income                $ 7,234        $ 4,785
                                               =======        =======


ASSETS:                                     At 3/31/99    At 12/31/98
-------                                     ----------    -----------
Total assets for reportable segments          $702,856       $522,047
Investments in equity method investees        (117,123)      (42,670)
Intercompany receivables                        (1,537)         (999)
                                            -----------    ----------
    Total consolidated assets               $   584,196    $  478,378
                                            ===========    ==========

                           FPIC INSURANCE GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion and analysis, "Company" refers to FPIC Insurance Group, Inc., the holding company, and its consolidated subsidiaries; "FPIC" refers to Florida Physicians Insurance Company, Inc.; "McCreary" refers to McCreary Corporation and its subsidiaries; "APAC" refers to Anesthesiologists' Professional Assurance Company; "AFP" refers to Administrators For The Professions, Inc.; "Tenere" refers to The Tenere Group, Inc. and its subsidiaries; "Intermed" refers to Intermed Insurance Company and "Interlex" refers to Interlex Insurance Company. The results of operations for the three months ended March 31, 1999 include the results of AFP from January 6, 1999 and Tenere from March 17, 1999. All amounts in this management discussion and analysis have been rounded to the nearest $100,000.

Important Considerations Related to Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that involve certain risks and uncertainties. These forward-looking statements include the plans and objectives of management for future operations relating to the products and future economic performance of the Company. These forward-looking statements also address the current views of management regarding the Company's future acquisitions.

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

General

The Company's primary source of revenues is dividends from its subsidiaries. The primary sources of revenues for these dividends are premiums earned and investment income derived from the insurance operations of FPIC, APAC, Intermed and Interlex, and fee and commission income from McCreary, AFP, and FPIC Insurance Agency Inc. The Company concentrates on liability insurance products for the healthcare community, with medical professional liability (MPL) insurance for physicians and dentists as its primary product. The Company, through FPIC, APAC and Intermed, writes MPL insurance, substantially of which is written on a claims-made basis, which provides protection to the insured against only those claims that arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. The Company recently supplemented its line of insurance products by adding coverage for small employer group health plans.

On July 1, 1997, the Company completed the purchase of a 20 percent interest in APS Insurance Services, Inc. (APS) for $2,000,000 with the option to purchase an additional 35 percent in 1999. The primary source of revenue for APS is fee income from its subsidiary that manages the business of a medical professional liability company domiciled in Texas. This interest will allow FPIC an opportunity to expand its market potential in Texas. The Company is currently evaluating its option to purchase the additional 35 percent.

On July 1, 1998, the Company purchased all of the outstanding common stock of APAC, an MPL insurance company, for $18,000,000. In addition, $3,500,000 was paid in non-compete agreements and other fees to affiliated parties. APAC insures over 700 anesthesiologists in over 30 states.

Concurrent with the purchase of APAC on July 1, 1998, the Company purchased a 9.9% interest in American Professional Assurance Ltd. (APAL), a Cayman Islands captive reinsurer, for $5,500,000. The acquisition of such interest is accounted for under the cost method.

On January 6, 1999, the Company purchased all of the outstanding common stock of AFP, for aggregate consideration equal to $54,000,000, paid in cash of $44,000,000 and Company common stock. AFP is the manager and attorney-in-fact for Physicians' Reciprocal Insurers, the second largest MPL insurer for physicians in the state of New York.

On March 17, 1999, the Company's subsidiary, FPIC, acquired all of the outstanding common stock of Tenere for $19,608,000 in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed and Interlex, which provide medical and legal professional liability insurance.

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

Stock Repurchase Plan

On July 13, 1998, the Company's Board of Directors approved a stock repurchase plan pursuant to which the Company is authorized to repurchase, at management's discretion, up to 500,000 of its shares on the open market over a twelve month period. As of March 31, 1999, 71,000 shares had been repurchased by the Company pursuant to this plan at a cost of approximately $1,840,000.

Selected Balance Sheet Items - March 31, 1999 compared to December 31, 1998

As noted above, the Company completed two significant acquisitions in the first quarter of 1999, AFP and Tenere, both of which were accounted for under the purchase method. These acquisitions had an impact on certain balance sheet accounts and the effects are described below.

Due From Reinsurers on Unpaid Losses and Advance Premiums

The acquisition of Tenere accounted for the $12.5 million increase, from $41.4 million at December 31, 1998 to $53.9 million at March 31, 1999.

Intangible Assets

Intangible assets increased $60.0 million, from $16.6 million at December 31, 1998 to $76.6 million at March 31, 1999. The increase is primarily due to the increase in goodwill in connection with the acquisition of AFP, which added $53.8 million, and the acquisition of Tenere, which added $4.0 million.

Loss and Loss Adjustment Expenses Liability

The liability for loss and loss adjustment expenses increased $36.4 million, from $242.4 million at December 31, 1998 to $278.8 million at March 31, 1999. The increase is primarily due to the acquisition of Tenere and the inclusion of its reserves.

Short Term Debt

Short term debt increased $31.0 million, from $27.2 million at December 31, 1998 to $58.2 million at March 31, 1999 and was primarily due to additional borrowings from the credit facility to complete the acquisition of AFP.

Additional Paid-In Capital

Additional paid-in capital increased $12.5 million, from $34.3 million at December 31, 1998 to $46.8 million at March 31, 1999. This increase was primarily due to shares issued in connection with the purchase of AFP.

Results of Operations - Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

Premiums

Direct premiums written and assumed increased $7.6 million, or 25%, from $29.9 million for the three months ended March 31, 1998 to $37.5 million for the three months ended March 31, 1999. Net premiums earned increased $10.2 million, or 57%, from $17.9 million for the three months ended March 31, 1998 to $28.1 million for the three months ended March 31, 1999. The increase in premiums was primarily due to an increase of $2.0 million in premiums written in Texas and additional health premiums written of approximately $2.5 million. The health premium was primarily generated by a program set up for the members of the Florida Dental Association. In addition, the acquisition of APAC on July 1, 1998 added $2.9 million in direct premiums written and $1.2 million in net premiums earned in the first quarter of 1999. The Company, which began assuming MPL premium in 1998, also assumed MPL premium of $5.5 million in 1999 and earned $7.2 million on its assumed premium in the first quarter of 1999.

Net Investment Income

Net investment income increased $0.2 million, or 5%, from $4.3 million for the three months ended March 31, 1998 to $4.5 million for the three months ended March 31, 1999. The increase was due to the inclusion of APAC, which was acquired July 1, 1998. There was no significant change in the yield or duration in the Company's fixed-income portfolio in the first quarter of 1999.

Claims Administration and Management Fees and Commission Income

Claims administration and management fees and commission income combined increased $4.1 million, from $2.8 million for the three months ended March 31, 1998 to $7.0 million for the three months ended March 31, 1999. This increase was attributable to the purchase of AFP on January 6, 1999, which added $4.0 million in management fees and commissions.

Net Losses and Loss Adjustment Expenses (LAE)

Net losses and LAE increased $4.1 million, or 28%, from $14.5 million for the three months ended March 31, 1998 to $18.6 million for the three months ended March 31, 1999, reflecting primarily an increase in insured exposures. The loss and LAE ratios were 81.3% for the three months ended March 31, 1998 and 67.6% for the three months ended March 31, 1999. The lower loss ratio in 1999 reflects a change in the mix of business, assumed reinsurance premium and a decline in the Company's frequency of reported claims, which permitted the Company to record reserves in the current year at a loss ratio that was lower than the loss ratio in the prior year. The liability for losses and LAE represents management's best estimates of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in frequency and severity of claims. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations.

Other Underwriting Expenses

Other underwriting expenses increased $2.2 million, from $1.8 million, for the three months ended March 31, 1998 to $4.0 million for the three months ended March 31, 1999. This increase was primarily attributable to an increase in acquisition expenses ($0.7 million), general and administrative expenses ($0.8 million) and the inclusion of APAC and Tenere, which, combined, added $0.6 million. In addition, the health insurance products have a higher expense factor than the Company's core MPL products.

Claims Administration Expenses

Claims administration expenses increased $3.6 million, or 157%, from $2.3 million for the three months ended March 31, 1998 to $5.9 million for the three months ended March 31, 1999. This increase was primarily attributable to the purchase of AFP, which added $3.4 million in 1999.

Other Expenses

Other expenses increased $0.9 million, from $0.2 million for the three months ended March 31, 1998 to $1.1 million for the three months ended March 31, 1999. This increase was primarily attributable to amortization expense on intangible assets, recorded in connection with the purchases of APAC and AFP.

Net Income

For the reasons stated above, net income increased $2.4 million, or 50%, from $4.8 million for the three months ended March 31, 1998 to $7.2 million for the three months March 31, 1999. Diluted earnings increased $0.20 per share, or 40%, from $0.50 per share for the three months ended March 31, 1998 to $0.70 per share for the three months ended March 31, 1999.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Operating cash flows for the three months ended March 31, 1999 were a negative $51,385 due to the timing of cash receipts for premium assumed. On April 1, 1999, approximately $6.0 million in cash was received by the Company for reinsurance premium assumed. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes.

The Company maintains a $75 million revolving credit facility with five banks to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of March 31, 1999, the Company had borrowed $58,200,000 against the credit facility for non-operating purposes.

Dividends payable by the Company's insurance subsidiaries are subject to certain statutory limitations imposed by the laws in the states in which they operate. In 1999, insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $18,300,000 without regulatory approval.

On January 21, 1999 the Company filed a Form 8-K with respect to the acquisition of Administrators For the Professions, Inc. In Item 7 of that Form 8-K, the Company stated that financial information would be filed by amendment no later than March 23, 1999. The Company subsequently determined that such financial information was not required to be filed. Consequently, no amendment to such Form 8-K was filed.

Accounting Pronouncements

No accounting pronouncements were issued or effective during the quarter ending March 31, 1999 that would affect the Company.

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

Market risk is the risk of loss arising from adverse changes in market rates and conditions, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of March 31, 1999.

The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of March 31, 1999 was $335,162. Approximately 97% of the portfolio was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity risk is not significant.

The Company does not believe it has any foreign currency exposure. The Company does not conduct any operations outside of the United States nor does the Company own any non-U.S. dollar denominated securities.

Generally, the Company does not invest in derivatives and does not currently use any hedging strategies in its investment portfolio. However, the Company has invested in one interest rate swap contract to fix the interest rate in connection with its revolving credit facility. As of March 31, 1999, the Company's investments in Collateral Mortgage Obligations and Asset Backed Securities represented approximately one percent of its investment portfolio. The Company's investment portfolio is predominately fixed-income with approximately 56% allocated to the municipal sector. The balance is diversified through investments in Treasuries, agencies, corporates and mortgage-backed securities. The three market risks that can most directly affect the investment portfolio are changes in US interest rates, credit risks and legislative changes impacting the tax-exempt status of municipal securities.

Adverse impacts to the Company resulting from changes in interest rates is primarily controlled through limiting the duration, or average maturity, of the overall portfolio. The Company manages the duration of its portfolio relative to the duration of the anticipated liabilities of the Company. Credit risks are controlled through investing in securities with above average credit ratings. Approximately 70% of the portfolio is AAA, 14% is AA, 4% is A and 10% is BBB rated. From time to time discussion arises in the United States Congress relative to changing or modifying the tax=exempt status of municipal securities. While the Company is diligent in its efforts to stay current on legislative acts that could adversely impact the tax exempt status of municipal securities, and while it is uncertain as to whether these changes would ultimately affect valuation of municipal securities currently held in the portfolio, at present there are no hedging or other strategies being specifically used to minimize this risk. If interest rates were to rise 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $15,940,000.

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

An action plan was created to resolve all known Y2K issues by July 1, 1999. The Company fully expects its mission critical software and hardware systems to be fully functional on January 1, 2000 and beyond. Third parties who provide software and/or hardware to the Company have been requested to provide statements of Y2K compliance. Any problems that may occur regarding Y2K are expected to be minor in nature and not have an impact on the Company's ability to provide services and products to customers. With respect to contingency plans for mission critical systems, the Company believes that there are viable alternatives if these systems are non-compliant. However, the Company has a targeted completion of mission critical systems by June 30, 1999. The Company will continue to reassess the need for formal contingency plans, based on progress of Year 2000 efforts by the Company and third parties.

A reasonably possible worst case scenario involving Y2K issues would be if one or more of the Company's policyholder systems was found to be non=compliant. In such event, the Company could experience an interruption in services, although no loss of current data is anticipated. In addition, if a third party system is not Y2K compliant, the Company could experience an interruption in services. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

The cost to convert the Company to Y2K compliance is not expected to exceed $150,000. The Company estimates that it has expended $111,000 through March 31, 1999 on Y2K compliance. Regarding future acquisitions, the Company, as a part of its due diligence, will determine Y2K compliance and its impact on the dynamics of the acquisition.

Part II - Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities

      On January 6, 1999, the Company acquired all of the outstanding capital stock of AFP for aggregate consideration consisting of $44,000,000 in cash and 214,286 shares of the Company's common stock, par value $.10 per share. Such shares of the Company's common stock were issued to the three principal shareholders of AFP. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933 as they were issued to the three principal shareholders of AFP in a privately negotiated transaction not involving any public offering.

      On January 6, 1999, the Company acquired a 70% equity interest in Professional Medical Administrators, LLC ("PMA") for aggregate consideration consisting of $700,000 in cash and 57,785 shares of the Company's common stock, par value $.10 per share. Such shares of the Company's common stock were issued to the seller of the 70% equity interest in PMA. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933 as they were issued to one individual in a privately negotiated transaction not involving any public offering.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

      a.  Exhibits

         Exhibit 10.1 - Form of Employment Agreements dated January 1, 1999 between FPIC Insurance Group, Inc. and Robert B. Finch, John R. Byers, Donald J. Sabia and Charles W. Emanuel.
         Exhibit 10.2 - Extension of Employment Agreements dated November 7, 1998 between FPIC Insurance Group, Inc. and William R. Russell and Steven R. Smith.
         Exhibit 10.3 - Form of Employment Agreement dated January 1, 1999 between Administrators For The Professions, Inc. and Anthony Bonomo.
         Exhibit 10.4 - Form of Severance Agreement dated January 1, 1999 between FPIC Insurance Group, Inc. and John R. Byers.
         Exhibit 10.5 - Supplemental Executive Retirement Plan, amended and restated, dated January 1, 1999 and originally filed on November 14, 1996.
         Exhibit 27 - Financial Data Schedule (for SEC use only).

     b.  Reports on Form 8-K
         On January 21, 1999 the Company filed a Form 8-K with respect to the acquisition of Administrators For the Professions, Inc. In Item 7 of that Form 8-K, the Company stated that financial information would be filed by amendment no later than March 23, 1999. The Company subsequently determined that such financial information was not required to be filed. Consequently, no amendment to such Form 8-K was filed.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FPIC Insurance Group, Inc.

                                   /s/ Robert B. Finch
                                   -----------------------------------------
May 13, 1999                       Robert B. Finch, Executive Vice President
                                   and Chief Financial Officer (a duly
                                     authorized officer and the principal
                                     financial officer of the registrant)