Form 10-Q
period 1999-06-30
FPIC INSURANCE GROUP INC
filed 1999-08-16
CIK 1010247

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _______to ______.


                         Commission file number 1-11983

                           FPIC Insurance Group, Inc.
             (Exact name of registrant as specified in its charter)

         Florida                                           59-3359111
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

          1000 Riverside Avenue, Suite 800, Jacksonville, Florida 32204
               (Address of principal executive offices)         (Zip Code)

                                (904) 354-5910
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1999 there were 9,890,463 shares of the registrant's common stock outstanding.

                                Table of Contents

Part I - Financial Information
      Item 1.  Consolidated Financial Statements (unaudited) of FPIC
               Insurance Group, Inc. and Subsidiaries:

               Consolidated Balance Sheets                                 3

               Consolidated Statements of Income                           4

               Consolidated Statements of Comprehensive Income             5

               Consolidated Statements of Cash Flows                       6

               Notes to the Consolidated Financial Statements              8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                21

Part II - Other Information

      Item 1.  Legal Proceedings                                          23
      Item 2.  Changes in Securities and Use of Proceeds                  23

      Item 3.  Defaults Upon Senior Securities                            23

      Item 4.  Submission of Matters to a Vote of Security Holders        23

      Item 5.  Other Information                                          23

      Item 6.  Exhibits and Reports on Form 8-K                           23


Signatures                                                                24

                           FPIC INSURANCE GROUP, INC.

                           Consolidated Balance Sheets

                       June 30, 1999 and December 31, 1998

                                                                                         (unaudited)
                                                                                             1999                 1998
ASSETS

       Cash and cash equivalents                                                       $   1,918,475            7,062,695
       Bonds and U.S. Government securities, available for sale                          334,281,633          325,922,559
       Equity securities                                                                  10,298,439           10,327,990
       Other invested assets                                                               4,581,524            4,171,771
       Real estate investments                                                             5,107,825            4,581,671
                                                                                       -------------          -----------
                        Total cash and investments                                       356,187,896          352,066,686

       Premiums receivable                                                                50,552,108           40,296,590
       Accrued investment income                                                           5,224,215            4,981,612
       Reinsurance recoverable                                                             1,997,438            3,190,042
       Due from reinsurers on unpaid losses and advance premiums                          54,511,067           42,100,852
       Property and equipment                                                              2,889,846            2,614,686
       Deferred policy acquisition costs                                                   2,227,931            2,001,248
       Deferred income taxes                                                              17,859,855            9,348,494
       Finance charge receivable                                                             419,628              370,875
       Prepaid expenses                                                                    1,073,859              644,336
       Intangible assets                                                                  75,518,852           16,586,261
       Federal income tax receivable                                                         450,210              271,029
       Other assets                                                                        7,157,008            4,905,757
                                                                                       -------------          -----------
                            Total assets                                               $ 576,069,913          479,378,468
                                                                                       =============          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

       Loss and loss adjustment expenses                                               $ 266,989,000          242,377,000
       Unearned premiums                                                                  62,986,362           44,309,691
       Paid in advance and unprocessed premiums                                            2,930,888            5,767,080
       Short-term debt                                                                    58,177,797           27,165,000
       Accrued expenses and other liabilities                                             12,564,793            8,829,169
                                                                                       -------------          -----------
                        Total liabilities                                                403,648,840          328,447,940
                                                                                       -------------          -----------
       Commitments and contingencies

       Common stock, $.10 par value, 50,000,000 shares authorized; 9,868,797 and
            9,518,679 shares issued and outstanding at
            June 30, 1999 and December 31, 1998, respectively                                986,880              951,868
       Additional paid-in capital                                                         47,017,696           34,297,994
       Unearned compensation                                                                (293,585)            (356,528)
       Accumulated other comprehensive income                                               (342,278)           5,621,533
       Retained earnings                                                                 125,052,360          110,415,661
                                                                                       -------------          -----------
                        Total shareholders' equity                                       172,421,073          150,930,528
                                                                                       -------------          -----------
                              Total liabilities and shareholders' equity               $ 576,069,913          479,378,468
                                                                                       =============          ===========



See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

                        Consolidated Statements of Income

                                                                                     (unaudited)
                                                           --------------------------------------------------------------
                                                           Three months ended June 30            Six months ended June 30
                                                              1999              1998               1999              1998
                                                          -----------        ----------         ----------        ----------
REVENUES
      Net premiums earned                                 $26,549,586        22,954,687         54,133,175        40,809,986
      Net investment income                                 4,880,776         4,372,425          9,332,524         8,712,179
      Net realized investment gains (losses)                    9,298           (32,497)           313,356           (47,219)
      Claims administration and management fees             6,205,022         2,513,422         12,439,337         5,103,421
      Commission income                                     1,230,607           242,839          1,977,360           468,943
      Finance charge and other income                         482,778           408,995          1,170,692           899,241
                                                          -----------        ----------         ----------        ----------
                Total revenues                             39,358,067        30,459,871         79,366,444        55,946,551
                                                          -----------        ----------         ----------        ----------

EXPENSES
      Net losses and loss adjustment expenses              14,725,790        18,164,209         33,374,912        32,682,159
      Other underwriting expenses                           6,491,780         2,584,922         10,494,491         4,369,929
      Claims administration and management expenses         6,159,814         2,365,344         12,078,484         4,657,084
      Interest expense                                        911,898            71,374          1,754,939            71,374
      Other expenses                                        1,044,581           238,869          2,133,858           427,435
                                                          -----------        ----------         ----------        ----------
                Total expenses                             29,333,863        23,424,718         59,836,684        42,207,981
                                                          -----------        ----------         ----------        ----------

                Income before income taxes                 10,024,204         7,035,153         19,529,760        13,738,570

      Income taxes                                          2,621,939         1,988,666          4,893,061         3,906,975
                                                          -----------        ----------         ----------        ----------

                Net income                                $ 7,402,265         5,046,487         14,636,699         9,831,595
                                                          ===========        ==========         ==========        ==========


Basic earnings per common share                           $      0.75              0.55               1.50              1.07
                                                          ===========        ==========         ==========        ==========

Diluted earnings per common share                         $      0.71              0.52               1.41              1.01
                                                          ===========        ==========         ==========        ==========


Basic weighted average common shares outstanding            9,813,626         9,211,851          9,773,179         9,205,918
                                                          ===========        ==========         ==========        ==========

Diluted weighted average common shares outstanding         10,453,430         9,719,184         10,412,983         9,713,251
                                                          ===========        ==========         ==========        ==========



See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

                 Consolidated Statements of Comprehensive Income

                                                                                           (unaudited)
                                                               --------------------------------------------------------------------
                                                                 Three months ended June 30            Six months ended June 30
                                                                   1999                1998              1999                1998
                                                               -----------          ---------         ----------          ---------
Net Income                                                     $ 7,402,265          5,046,487         14,636,699          9,831,595
                                                               -----------          ---------         ----------          ---------

Other Comprehensive Income
      Unrealized (losses) gains on securities
            Unrealized holding (losses) gains arising
            during period                                       (7,463,289)           592,485         (9,488,450)           644,347
            Less reclassification adjustment for gains
                 (losses) included in net income                     9,298            (32,497)           313,356            (47,219)
      Income tax benefit (expense) related to unrealized
            gains and losses on securities                       2,671,897           (195,996)         3,211,283           (208,995)
                                                               -----------          ---------         ----------          ---------

      Other comprehensive (loss) income                         (4,782,094)           363,992         (5,963,811)           388,133
                                                               -----------          ---------         ----------          ---------

Comprehensive income                                           $ 2,620,171          5,410,479          8,672,888         10,219,728
                                                               ===========          =========         ==========          =========


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

                      Consolidated Statements of Cash Flows

                                                                                                    (unaudited)
                                                                                          ---------------------------------
                                                                                              Six months ended June 30
                                                                                              1999                 1998
                                                                                          ------------        -------------
Cash flows from operating activities:
      Net income                                                                          $ 14,636,699           9,831,595
      Adjustments to reconcile net income to cash provided by
           operating activities:
                Depreciation and amortization                                                2,702,003             956,822
                Realized (gain) loss on investments                                           (313,356)             47,219
                Realized loss on sale of property and equipment                                 16,191                  --
                Noncash compensation                                                            62,943                  --
                Net loss (earnings) from equity investments                                     87,074             (74,612)
                Deferred income taxes                                                         (346,860)            (69,840)
                     Changes in assets and liabilities:
                          Premiums receivable, net                                          (6,825,569)         (6,498,062)
                          Accrued investment income, net                                       176,784            (541,073)
                          Reinsurance recoverable                                            1,192,604          (1,392,846)
                          Due from reinsurers on unpaid losses and advance premiums            832,676            (386,937)
                          Deposits with reinsurers                                                  --          17,809,790
                          Deferred policy acquisition costs                                     35,505            (395,704)
                          Prepaid expenses and finance charge receivable                       (59,900)            146,335
                          Other assets                                                         176,623          (7,638,553)
                          Loss and loss adjustment expenses                                (12,687,872)          6,111,538
                          Unearned premiums                                                  9,851,618           8,969,586
                          Paid in advance and unprocessed premiums                          (2,836,192)         (2,375,922)
                          Federal income tax receivable                                        (89,224)         (1,728,928)
                          Accrued expenses and other liabilities                            (4,747,482)            134,640
                                                                                          ------------           ---------
                               Net cash provided by operating activities                     1,864,265          22,905,048
                                                                                          ------------           ---------

Cash flows from investing activities:

      Proceeds from sale or maturity of bonds and U.S. Government securities                44,256,594          26,173,165
      Purchase of bonds and U.S. Government securities                                     (32,162,375)        (50,326,165)
      Purchase of preferred stock                                                                   --          (1,000,000)
      Purchase of real estate investments                                                     (650,906)           (261,783)
      Purchase of other invested assets                                                       (409,753)         (2,000,000)
      Purchases of property and equipment, net                                                (214,412)           (595,796)
      Purchase of subsidiary's net other assets and stock                                     (919,303)                 --
      Purchase of intangible assets                                                        (49,045,471)                 --
                                                                                          ------------           ---------
                               Net cash used in investing activities                       (39,145,626)        (28,010,579)
                                                                                          ------------           ---------

Cash flows from financing activities:

      Receipt of short-term debt                                                            31,012,797           2,000,000
      Issuance of common stock, net                                                          1,124,344             333,535
                                                                                          ------------           ---------
                               Net cash provided by financing activities                    32,137,141           2,333,535
                                                                                          ------------           ---------

                               Net decrease in cash and cash equivalents                    (5,144,220)         (2,771,996)

Cash and cash equivalents at beginning of period                                             7,062,695           7,679,822
                                                                                          ------------           ---------

Cash and cash equivalents at end of period                                                $  1,918,475           4,907,826
                                                                                          ============           =========

See accompanying notes to consolidated financial statements.

Continued.

                           FPIC INSURANCE GROUP, INC.

                      Consolidated Statements of Cash Flows

                                                                                                          (unaudited)
                                                                                                ---------------------------------
                                                                                                    Six months ended June 30
                                                                                                    1999                 1998
                                                                                                ------------        -------------
Supplemental disclosure of noncash financing activities:
                Interest paid                                                                   $  1,754,939              71,374
                                                                                                ============           =========
                Federal income taxes paid                                                       $  4,200,000           5,068,000
                                                                                                ============           =========

Supplemental schedule of noncash investing and financing activities:

                The Company purchased all of the capital stock of Administrators
                For The Professions for $53,830,370 and a 70% equity interest in a limited liability company for $2,500,000. In conjunction with the acquisitions, common stock was issued as follows:

                               Goodwill and other tangible assets acquired                      $ 56,330,370                  --
                               Cash paid for the capital stock                                   (44,700,000)                 --
                                                                                                ------------           ---------
                               Common stock issued and related additional paid-in capital       $ 11,630,370                  --
                                                                                                ============           =========


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

   FPIC Insurance Group, Inc. (the Company) is an insurance holding company. The Company's principal direct and indirect subsidiaries include Florida Physicians Insurance Company, Inc. (FPIC), Anesthesiologists' Professional Assurance Company, Inc. (APAC), Administrators For The Professions, Inc.
   (AFP), McCreary Corporation (MCC), Employer's Mutual, Inc. (EMI), The Tenere Group, Inc. (Tenere), Intermed Insurance Company (Intermed) and Interlex Insurance Company (Interlex).

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 1999.

2. LOSS AND LOSS ADJUSTMENT EXPENSE LIABILITY

   The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current income. Incurred losses and loss adjustment expenses for the six-month period ended June 30, 1999 and 1998 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, rate increases, rate of claim closures, and changes in frequency and severity of claims.

3. INCOME TAXES

   Income taxes are accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

4. INVESTMENTS

   Proceeds from sales of investments available-for-sale were $44,256,594 and $26,173,165 during the six months ended June 30, 1999 and 1998, respectively.

   Gross realized gains and (losses) from investments available-for-sale based on specific identification were $346,164 and $(32,808) and $81 and $(47,300) for the six months ended June 30, 1999 and 1998, respectively.

   The amortized cost of investments available-for-sale was $335,050,320 and $327,602,037 as of June 30, 1999 and December 31, 1998, respectively.

5. BUSINESS ACQUISITIONS

   The acquisition agreements for MCC and EMI specify additional payments, based upon earnings, to be made to the sellers from the acquisition date through 2001. The remaining contingent payments and the year of payment for these two acquisitions are as follows:

                                  MCC           EMI
                                  ---           ---
                     1999     $ 700,000      $250,000
                     2000       600,000       250,000
                     2001            --       250,000

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

   On July 1, 1997, the Company purchased 20% of the common stock of APS Insurance Services, Inc. (APS), a Texas insurance service corporation, for $2,000,000. The purchase agreement provides an option to purchase an additional 35% of the common stock of APS in 1999, allowing the Company 55% ownership. This investment is accounted for under the equity method. The market value of APS approximated its book value at June 30, 1999.

   On July 1, 1998, the Company purchased all of the outstanding common stock of APAC, a medical professional liability insurance company, for aggregate consideration equal to $18,000,000, paid in cash of $9,000,000 and Company common stock. Additionally, $3,500,000 was paid in non-compete agreements and other fees to affiliated parties. APAC insures over 700 anesthesiologists in over 30 states.

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

7. COMMITMENTS AND CONTINGENCIES

   The Company's insurance subsidiaries are involved in numerous legal actions arising from insurance policies. The legal actions arising from insurance policies have been considered by the Company's insurance subsidiaries in establishing their reserves. While the outcomes of all legal actions are not presently determinable, management is of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

8. BORROWING ARRANGEMENTS

   The Company maintains a $75,000,000 revolving credit facility, in which five banks participate, to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of June 30, 1999, the Company had borrowed approximately $58,200,000 against the credit facility for non-operating purposes.

9. SEGMENT INFORMATION

   Under the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company determined it has two reportable operating segments, insurance and third party administration and management (TPA). The insurance segment provides a variety of insurance products for participants in the healthcare industry including medical professional liability (MPL) insurance for medical professionals, managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, provider stop loss insurance, workers compensation insurance, and group accident and health coverage. The TPA segment provides management services and third party administration services such as the administration of self-insurance plans for large employers.

   The Company evaluates a segment's performance based on net income or loss. Intersegment revenues for transactions between the two segments are based on actual costs incurred and are similar to services that may have been obtained from an unrelated third party. All segments are managed separately as each business requires different technology and marketing strategies.

   Information by industry segment follows (in thousands):

                            Three Months  Three Months    Six Months    Six Months
                                Ended         Ended          Ended         Ended
                               6/30/99       6/30/98        6/30/99       6/30/98
                               -------       -------        -------       -------
   Revenues:
   ---------
      External customers:
      -------------------
      Insurance                 $31,402        27,524        63,989        50,084
      TPA                         7,956         2,936        15,377         5,863
                                -------       -------       -------       -------
                                $39,358        30,460        79,366        55,947

   Intersegment:
   -------------
      Insurance                 $   200           190           380           441
      TPA                           215            37           619            82
                                -------       -------       -------       -------
                                $39,773        30,687        80,365        56,470
                                =======       =======       =======       =======

Net income:
-----------
      Insurance                 $ 6,836         4,767        13,743         9,240
      TPA                           566           279           894           592
                                -------       -------       -------       -------
                                $ 7,402         5,046        14,637         9,832
                                =======       =======       =======       =======

Identifiable assets:
--------------------
      Insurance                 $    --            --       628,201       392,385
      TPA                            --            --        67,268         8,062
                                -------       -------       -------       -------
                                $    --            --       695,469       400,447
                                =======       =======       =======       =======

   The following tables reconcile net income and assets to the Company's consolidated totals:

                            Three Months  Three Months  Six Months  Six Months
                               Ended         Ended        Ended        Ended
                              6/30/99       6/30/98      6/30/99      6/30/98
                              -------       -------      -------      -------
Net income:
-----------
   Reportable segments       $  7,402        5,046       14,637         9,832
   Other                           --           --           --            --
                               ------       ------       ------        ------
   Total consolidated        $  7,402        5,046       14,637         9,832
                               ======       ======       ======        ======

                             6/30/99         6/30/98
                             -------         -------
   Total assets:
   -------------
Reportable segments        $ 695,469          400,447
Inter Segment assets        (117,957)         (23,019)
Other                         (1,442)            (914)
                           ---------        ---------
Total consolidated         $ 576,070          376,514
                           =========        =========


10.   RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                 Three Months     Three Months      Six Months         Six Months
                                     Ended            Ended           Ended               Ended
                                    6/30/99          6/30/98          6/30/99            6/30/98
                                    -------          -------          -------            -------
Net income and income from
  continuing operations          $ 7,402,265         5,046,487        14,636,699         9,831,595
                                 -----------         ---------        ----------         ---------

Basic weighted average
  shares outstanding               9,813,626         9,211,851         9,773,179         9,205,918
Common stock equivalents             639,804           507,333           639,804           507,333
                                 -----------         ---------        ----------         ---------
Diluted weighted average
  shares outstanding              10,453,430         9,719,184        10,412,983         9,713,251
                                 ===========         =========        ==========         =========
Basic earnings per share         $      0.75              0.55              1.50              1.07
                                 -----------         ---------        ----------         ---------
Diluted earnings per share       $      0.71              0.52              1.41              1.01
                                 -----------         ---------        ----------         ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion and analysis, "Company" refers to FPIC Insurance Group, Inc., the holding company, and its consolidated subsidiaries. The Company's principal direct and indirect subsidiaries include Florida Physicians Insurance Company, Inc. ("FPIC"), McCreary Corporation ("McCreary"), Anesthesiologists' Professional Assurance Company ("APAC"), Administrators For The Professions, Inc. ("AFP"), and The Tenere Group, Inc. ("Tenere") and its subsidiaries - Intermed Insurance Company ("Intermed") and Interlex Insurance Company ("Interlex").

The results of operations for the six months ended June 30, 1999 include the results of AFP from January 6, 1999 and Tenere from March 17, 1999. All amounts in this discussion and analysis have been rounded to the nearest $100,000.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999.

IMPORTANT CONSIDERATIONS RELATED TO FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements under many different captions. These forward-looking statements are subject to certain risks, uncertainties or assumptions. Except for historical information, all information provided under "Quantitative and Qualitative Disclosures About Market Risk" and "Year 2000" should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize or should any underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The assumptions underlying certain forward-looking statements are that the Company will continue to: (i) profitably price its insurance products; (ii) maintain its underwriting standards; (iii) market its insurance products competitively; (iv) maintain its successful handling of claims; (v) retain existing agents and key management personnel; and (vi) reserve adequately for losses and loss adjustment expenses (LAE). Additionally, the primary risk in maintaining adequate reserves is unexpected changes in the frequency or severity of reported claims particularly during the last three report years. Other important considerations include: (i) the Company's reinsurers remaining solvent and (ii) competitors not further reducing rates for medical professional liability (MPL) insurance products.

Many of the forward-looking statements are also premised upon the Company's successfully continuing its growth strategy. Although the Company has experienced significant growth in the past through accretive acquisitions, there can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, be able to negotiate acquisitions on acceptable terms, and be able to integrate successfully all acquired businesses. The Company's diversification of its product portfolio and geographic expansion present additional risks and uncertainties. These risks and uncertainties include whether the Company can demonstrate the necessary underwriting and marketing expertise required by these new products and locations. Many of the forward-looking statements, as well as many of the Company's strategies, are dependent upon the market price of the Company's common stock. The Company's common stock can be affected not only by the Company's financial performance but also by general economic and market conditions that are not within the Company's control. The liquidity of the Company's common stock is small compared to the liquidity of many other stocks. As a result, the Company's common stock may be more volatile. Any adverse developments with the Company's common stock price could greatly hinder, among other things, the Company's growth strategy.

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

GENERAL

The Company's primary source of revenue is dividends from its subsidiaries. The primary sources of revenues for these dividends are premiums earned and investment income derived from the insurance operations of FPIC, APAC, Intermed and Interlex, and fee and commission income from McCreary and AFP. The Company concentrates on liability insurance products for the healthcare community, with MPL insurance for physicians and dentists as its primary product. The Company, through FPIC, APAC and Intermed, writes MPL insurance, substantially on a claims-made basis, providing protection to the insured against only those claims that arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. The Company recently supplemented its line of insurance products by adding coverage for small employer group health plans.

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

For information concerning the Company's acquisitions during 1997 and 1998, see the Company's report on Form 10-K for the year ended December 31, 1998.

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpected high frequency or severity of losses in any period, particularly in the Company's prior three policy years, would have a material adverse effect on the Company. Additionally, reevaluations of the Company's liability for loss and loss adjustment expenses

(LAE) could result in an increase or decrease in the liability and a corresponding adjustment to earnings. The Company's historical results of operations are not necessarily indicative of future results.

Stock Repurchase Plan

On June 29, 1999, the Company's Board of Directors approved the extension of a stock repurchase plan pursuant to which the Company is authorized to repurchase, at management's discretion, up to 500,000 of its shares on the open market over a twelve-month period. During 1998, 71,000 shares had been repurchased by the Company pursuant to this plan at a cost of approximately $1,840,000. As of June 30, 1999, the Company has repurchased no additional shares.

SELECTED BALANCE SHEET ITEMS - JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998

As noted above, the Company completed two significant acquisitions in the first quarter of 1999, AFP and Tenere, both of which were accounted for under the purchase method. These acquisitions had an impact on certain balance sheet accounts and the effects are described below.

Due From Reinsurers on Unpaid Losses and Advance Premiums

Due from reinsurers on unpaid losses and advance premiums increased $12.4 million, from $42.1 million at December 31, 1998 to $54.5 million at June 30, 1999 due to the acquisition of Tenere.

Deferred Income Taxes

Deferred income taxes increased $8.6 million, from $9.3 million at December 31, 1998 to $17.9 million at June 30, 1999. Approximately $5 million of the increase is due to the acquisition of Tenere. The remaining $3.6 million relates to deferred tax changes due to fluctuations in unrealized gains and losses on investments available for sale.

Intangible Assets

Intangible assets increased $58.9 million, from $16.6 million at December 31, 1998 to $75.5 million at June 30, 1999. The increase is primarily related to purchased goodwill, associated with the acquisitions of AFP and Tenere, of $55.0 million and $3.9 million, respectively.

Loss and Loss Adjustment Expenses

The liability for loss and LAE increased $24.6 million, from $242.4 million at December 31, 1998 to $267.0 million at June 30, 1999. The increase is primarily due to the acquisition of Tenere and the inclusion of its reserves.

Unearned Premiums

Unearned premiums increase $18.7 million, from $44.3 million at December 31, 1998 to $63.0 million at June 30, 1999. Approximately $8.0 million of the increase is due to the acquisition of

Tenere. The remaining $9.7 million is primarily due to an increase in premiums assumed during 1999.

Short-Term Debt

Short-term debt increased $31.0 million, from $27.2 million at December 31, 1998 to $58.2 million at June 30, 1999 and is primarily due to additional borrowings from the credit facility to complete the acquisition of AFP.

Additional Paid-In Capital

Additional paid-in capital increased $12.7 million, from $34.3 million at December 31, 1998 to $47.0 million at June 30, 1999. This increase is primarily due to shares issued in connection with the purchase of AFP.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

Premiums

Direct premiums written and assumed increased $12.5 million, or 49%, from $25.7 million for the three months ended June 30, 1998 to $38.2 million for the three months ended June 30, 1999. The increase in premiums written and assumed is due to additional health premiums of approximately $1.8 million related to a program set up for the members of the Florida Dental Association ("FDA"), the acquisitions of APAC and Tenere, which added $3.0 million and $2.0 million, respectively, and additional assumed MPL premium of $5.0 million. Net premiums earned increased $3.5 million, or 15%, from $23.0 million for the three months ended June 30, 1998 to $26.5 million for the three months ended June 30, 1999. The increase in net premiums earned is due to the acquisitions of APAC and Tenere, which added $1.3 million and $2.2 million, respectively.

Net Investment Income

Net investment income increased $0.5 million, or 11%, from $4.4 million for the three months ended June 30, 1998 to $4.9 million for the three months ended June 30, 1999. The increase in net investment income is due to the inclusion of APAC and Tenere. No significant change in the yield or duration of the Company's fixed-income portfolio occurred during the second quarter of 1999.

Claims Administration and Management Fees and Commission Income

Claims administration and management fees and commission income combined increased $4.6 million, or 164% from $2.8 million for the three months ended June 30, 1998 to $7.4 million for the three months ended June 30, 1999. The increase is primarily attributable to the acquisition of AFP, which added $4.0 million in management fees and commissions during the second quarter of 1999.

Net Losses and Loss Adjustment Expenses

Net losses and LAE decreased $3.5 million, or 19%, from $18.2 million for the three months ended June 30, 1998 to $14.7 million for the three months ended June 30, 1999. The loss and LAE ratios were 79.1% for the three months ended June 30, 1998 and 55.5% for the three months ended June 30, 1999. The lower loss ratio in 1999 reflects a change in the mix of business, assumed reinsurance premium, a rate increase on FPIC's MPL business, a decline in FPIC's frequency of reported claims and the release of loss reserves prior to the 1997 report year. These developments were partially offset by adverse development in the Florida Dental Association ("FDA") health plan. The Company has exhausted a $2.2 million rate stabilization fund that was assumed with the FDA health plan. In addition, the Company has expended an additional $1.0 million to cover adverse development in the FDA health plan. To offset such adverse development, as of April 1, 1999, the Company implemented a rate increase of approximately 15% related to the FDA health plan, and through agreements with the FDA and vendors has reduced related administrative expenses by 13.0%.

The decline of FPIC's frequency of reported MPL claims, coupled with a rate increase, has permitted FPIC to record losses in the current year at a loss ratio of 90%, which is lower than the 92% loss ratio that was recorded in the prior year. Interlex recorded losses in the current year at a loss ratio of 80%, which is lower than the 82.5% loss ratio that was recorded in the prior year. The Company's other insurance subsidiaries, Intermed and APAC, continued to record losses in the current year at a loss ratio of 90% and 100%, respectively, which is consistent with the loss ratio that was recorded in the prior year. FPIC released reserves related to the prior years' experience of approximately $8.1 million for the three months ended June 30, 1999 and approximately $4.0 million for the three months ended June 30, 1998.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in frequency and severity of claims. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations. Loss experience on the 1996 and prior report years is developing as expected and, in some instances, better than expected. However, report years 1997 to present are not mature enough to determine the adequacy of management's estimates.

Other Underwriting Expenses

Other underwriting expenses increased $3.9 million, or 150%, from $2.6 million for the three months ended June 30, 1998 to $6.5 million for the three months ended June 30, 1999. The increase is primarily attributable to an increase in expenses related to assumed premiums of $1.9 million, general and administrative expenses of $0.7 million and the inclusion of APAC and Tenere, which, combined, added $1.1 million. In addition, the Company's health insurance products have a higher expense factor than the Company's core MPL products.

Claims Administration and Management Expenses

Claims administration and management expenses increased $3.8 million, or 158%, from $2.4 million for the three months ended June 30, 1998 to $6.2 million for the three months ended June

30, 1999. The increase is primarily attributable to the purchase of AFP, which added $3.6 million in management expenses during the second quarter of 1999. The process of converting the computer system for AFP is taking longer than anticipated. The delay in conversion prevents additional cost reductions anticipated for AFP in 1999, which were anticipated to be approximately $2.0 million in annualized expenses.

Other Expenses

Other expenses increased $0.8 million or 400%, from $0.2 million for the three months ended June 30, 1998 to $1.0 million for the three months ended June 30, 1999. The increase is primarily attributable to amortization expense on intangible assets, recorded in connection with acquisitions accounted for under the purchase method.

Net Income

For the reasons stated above, net income increased $2.4 million, or 48%, from $5.0 million for the three months ended June 30, 1998 to $7.4 million for the three months June 30, 1999. Diluted earnings increased $0.19 per share, or 37%, from $0.52 per share for the three months ended June 30, 1998 to $0.71 per share for the three months ended June 30, 1999.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

Premiums

Direct premiums written and assumed increased $20.2 million, or 36%, from $55.5 million for the six months ended June 30, 1998 to $75.7 million for the six months ended June 30, 1999. The increase in premiums written and assumed is due to the acquisitions of APAC and Tenere, which added $5.9 million and $2.5 million, respectively, and additional assumed premiums written of $9.0 million. Net premiums earned increased $13.3 million, or 33%, from $40.8 million for the six months ended June 30, 1998 to $54.1 million for the six months ended June 30, 1999. The increase in net premiums earned is due to the acquisitions of APAC and Tenere, which added $2.5 million each, additional assumed MPL premium of $5.3 million, and additional health premium of $2.8 million.

Net Investment Income

Net investment income increased $0.6 million, or 7%, from $8.7 million for the six months ended June 30, 1998 to $9.3 million for the six months ended June 30, 1999. The increase in net investment income is due to the inclusion of APAC and Tenere.

Claims Administration and Management Fees and Commission Income

Claims administration and management fees and commission income increased $8.8 million, or 157%, from $5.6 million for the six months ended June 30, 1998 to $14.4 million for the six months ended June 30, 1999. The increase is attributable to the purchase of AFP, which added $8.2 million in management fees and commissions during the six months ended June 30, 1999.

Net Losses and Loss Adjustment Expenses

Net losses and LAE increased $0.7 million, or 2%, from $32.7 million for the six months ended June 30, 1998 to $33.4 million for the six months ended June 30, 1999. The loss and LAE ratios were 80.1% for the six months ended June 30, 1998 and 61.7% for the six months ended June 30, 1999. The lower loss ratio in 1999 reflects a change in the mix of business, assumed reinsurance premium, a rate increase on FPIC's MPL business, a decline in FPIC's frequency of reported claims and the release of loss reserves prior to the 1997 report year. These developments were partially offset by adverse development in the Florida Dental Association ("FDA") health plan. The Company has exhausted a $2.2 million rate stabilization fund that was assumed with the FDA health plan. In addition, the Company has expended an additional $1.0 million to cover adverse development in the FDA health plan. To offset such adverse development, as of April 1, 1999, the Company implemented a rate increase of approximately 15% related to the FDA health plan, and through agreements with the FDA and vendors has reduced related administrative expenses by 13.0%.

The decline of FPIC's frequency of reported MPL claims, coupled with a rate increase, has permitted FPIC to record losses in the current year at a loss ratio of 90%, which is lower than the 92% loss ratio that was recorded in the prior year. Interlex recorded losses in the current year at a loss ratio of 80%, which is lower that the 82.5% loss ratio that was recorded in the prior year. The Company's other insurance subsidiaries, Intermed and APAC, continued to record losses in the current year at a loss ratio of 90% and 100%, respectively, which is consistent with the loss ratio that was recorded in the prior year. FPIC released reserves related to the prior years' experience of approximately $13.9 million for the six months ended June 30, 1999 and approximately $7.2 million for the six months ended June 30, 1998.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in frequency and severity of claims. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations. Loss experience on the 1996 and prior report years is developing as expected and, in some instances, better than expected. However, report years 1997 to present are not mature enough to determine the adequacy of management's estimate.

Other Underwriting Expenses

Other underwriting expenses increased $6.1 million, or 139%, from $4.4 million for the six months ended June 30, 1998 to $10.5 million for the six months ended June 30, 1999. The increase is attributable to the acquisitions of APAC and Tenere, which added $0.9 million and $0.7 million, respectively, additional ceding commissions of $2.1 million related to assumed premiums and additional general and administrative expenses of $2.0 million for the six months ended June 30, 1999.

Claims Administration and Management Expenses

Claims administration and management expenses increased $7.4 million, or 157%, from $4.7 million for the six months ended June 30, 1998 to $12.1 million for the six months ended June

30, 1999. The increase is primarily related to the purchase of AFP, which added $7.0 million in management expenses during the six months ended June 30, 1999. The process of converting the computer system for AFP is taking longer than anticipated. The delay in conversion prevents additional cost reductions anticipated for AFP in 1999, which were anticipated to be approximately $2.0 million in annualized expenses.

Net Income

For the reasons stated above, net income increased $4.8 million, or 49%, from $9.8 million for the six months ended June 30, 1998 to $14.6 million for the six months ended June 30, 1999. Diluted earnings increased $.40 per share or 40%, from $1.01 per share for the six months ended June 30, 1998 to $1.41 per share for the six months ended June 30, 1999.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Operating cash flows for the six months ended June 30, 1999 provided cash of $1,864,265. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes.

The Company maintains a $75 million revolving credit facility with five banks to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of June 30, 1999, the Company had borrowed $58,200,000 against the credit facility for non-operating purposes.

Dividends payable by the Company's insurance subsidiaries are subject to certain statutory limitations imposed by the laws in the states in which they operate. In 1999, insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $18,300,000 without regulatory approval.

Accounting Pronouncements

No accounting pronouncements were issued or effective during the quarter ending June 30, 1999 that would materially affect the Company.

Guaranty Fund Assessments

The Company is subject to assessment by the Florida Insurance Guaranty Association, Inc. (FIGA) as well as similar associations in other states where it is licensed, for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.

In addition to the standard FIGA assessments, the Florida Legislature may levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on the basis of premium written. At June 30, 1999, the provision for special assessments is approximately $113,000. However, damages caused by future catastrophes, such as hurricanes, could subject the Company to assessments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of June 30, 1999. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of June 30, 1999 was $344,580,072. Approximately 97% of the portfolio was invested in fixed maturity securities. The primary risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The Company's exposure to equity risk is not significant.

The Company does not believe it has any foreign currency exposure. The Company does not conduct any operations outside of the United States nor does the Company own any non-U.S. dollar denominated securities.

Generally, the Company does not invest in derivatives and does not currently use hedging strategies in its investment portfolio. However, the Company has invested in one interest rate swap contract to fix the interest rate in connection with its revolving credit facility. As of June 30, 1999, the Company's investments in Collateral Mortgage Obligations and Asset Backed Securities represented less than one percent of the investment portfolio. The Company's investment portfolio is predominately fixed-income with approximately 55% allocated to the municipal sector. The balance is diversified through investments in Treasuries, agencies, corporates and mortgage-backed securities. The three market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks and legislative changes impacting the tax-exempt status of municipal securities.

Adverse impacts to the Company resulting from changes in interest rates are primarily controlled through limiting the duration, or average maturity, of the overall portfolio. The Company manages the duration of its portfolio relative to the duration of the anticipated liabilities of the Company. Credit risks are controlled through investing in securities with above average credit ratings. Approximately 59% of the portfolio is AAA, 16% is AA, 5% is A and 20% is BBB rated. From time to time discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. While the Company is diligent in its efforts to stay current on legislative acts that could adversely impact the tax exempt status of municipal securities, and while it is uncertain as to whether these changes would ultimately affect valuation of municipal securities currently held in the portfolio, at present there are no hedging or other strategies being specifically used to minimize this risk. If interest rates were to rise 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $16,300,000.

There have been no significant changes to the Company's exposure to financial market risks during the year nor does the Company anticipate any significant changes in future reporting periods.

YEAR 2000

The Year 2000 ("Y2K") poses significant issues for organizations across the country and requires consideration of converting or replacing millions of lines of computer code. The Y2K issue exists due to program developers creating databases and programs to store and process a year as a two-digit field.

The Company's Information Systems ("IS") management staff has performed a thorough review of the Company's operations and the operations of each of its subsidiaries. These reviews considered the readiness of software systems written internally and those provided by third parties to process data and perform date calculations correctly using dates beginning January 1, 2000 and beyond. Hardware, including servers, PC workstations, network routers, and communications equipments was reviewed to determine that firmware and operating system software were Y2K compliant.

The Company fully expects its mission critical software and hardware systems to be fully functional on January 1, 2000 and beyond. Third parties who provide software and/or hardware to the Company have been requested to provide statements of Y2K compliance. Any problems that may occur regarding Y2K are expected to be minor in nature and not have an impact on the Company's ability to provide services and products to customers. With respect to contingency plans for mission critical systems, the Company believes that there are viable alternatives if these systems are non-compliant. However, the Company has completed an action plan to resolve all known Y2K issues, and all mission critical systems are Y2K compliant as of June 30, 1999. The Company will continue to reassess the need for formal contingency plans, based on progress of Y2K efforts by the Company and third parties.

The most reasonably possible worst-case scenario involving Y2K issues would be if one or more of the Company's policyholder systems were found to be non-compliant. In such event, the Company could experience an interruption in services, although no loss of current data is anticipated. In addition, if a third party system is not Y2K compliant, the Company could experience an interruption in services. Should the worst-case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

The cost to convert the Company to Y2K compliance is not expected to exceed $150,000. The Company estimates that it has expended approximately $113,000 through June 30, 1999 on Y2K compliance. Regarding future acquisitions, the Company, as a part of its due diligence, will determine Y2K compliance and its impact on the dynamics of the acquisition.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds

         The Company's Articles of Incorporation were amended on June 8, 1999 resulting in an increase of the Company's authorized capital stock to 50,000,000 shares of common stock and 50,000,000 shares of preferred stock.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Shareholders was held on June 8, 1999. At the meeting, the following items were passed by the vote shown.

                                                                    Abstentions and
                                           For           Against    Broker non-votes
                                         ---------     -----------  ----------------
 I  Election of Five Directors

    Gaston J. Acosta-Rua, M.D            6,164,501            --       461,198
    Curtis E. Gause, D.D.S               6,450,638            --       175,061
    Guy T. Selander, M.D                 6,453,138            --       172,561
    David M. Shapiro, M.D                6,453,793            --       171,906
    James G. White, M.D                  6,451,958            --       173,741
 II Approve Amendment to Articles
       of Incorporation                  6,232,417       313,608        79,674
III Approve Amendments to
       Director Stock Option Plan        4,299,614       536,223        75,579
IV. Approve Amendments to
       Omnibus Incentive Plan            4,326,336       445,961       139,119

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

      A. Exhibits

         Exhibit 3 - Restated Articles of Incorporation, as amended

         Exhibit 10.1 - Director Stock Option Plan, as amended, incorporated by reference to the Company's definitive proxy statement filed on May 7, 1999.

         Exhibit 10.2 - Omnibus Incentive Plan, as amended, incorporated by reference to the Company's definitive proxy statement filed on May 7, 1999.

         Exhibit 27 -  Financial Data Schedule

      B. Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FPIC Insurance Group, Inc.

                                       /s/ Robert B. Finch
                                       -----------------------------------
August 12, 1999                        Robert B. Finch, Executive Vice President
                                       and Chief Financial Officer
                                       (a duly authorized officer and the
                                       principal financial officer of the
                                       registrant)