Form 10-Q
period 1999-09-30
FPIC INSURANCE GROUP INC
filed 1999-11-15
CIK 1010247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
         ___________.

                         Commission file number 1-11983

                           FPIC Insurance Group, Inc.
             (Exact name of registrant as specified in its charter)

              Florida                                    59-3359111
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

            225 Water Street, Suite 1400, Jacksonville, Florida 32202
               (Address of principal executive offices) (Zip Code)

          1000 Riverside Avenue, Suite 800, Jacksonville, Florida    32204
           (Former address of principal executive offices)         (Zip Code)

                                 (904) 354-2482
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
As of October 31, 1999 there were 9,700,398 shares of the registrant's common stock outstanding.

                                Table of Contents

Part I - Financial Information

         Item 1.  Consolidated Financial Statements (unaudited) of FPIC
                  Insurance Group, Inc. and Subsidiaries:

                  Consolidated Balance Sheets                                               3

                  Consolidated Statements of Income                                         4

                  Consolidated Statements of Comprehensive (Loss) Income                    5

                  Consolidated Statements of Cash Flows                                     6

                  Notes to the Consolidated Financial Statements                            8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk               22


Part II - Other Information

         Item 1.  Legal Proceedings                                                        24

         Item 2.  Changes in Securities and Use of Proceeds                                24

         Item 3.  Defaults Upon Senior Securities                                          24

         Item 4.  Submission of Matters to a Vote of Security Holders                      24

         Item 5.  Other Information                                                        24

         Item 6.  Exhibits and Reports on Form 8-K                                         24


Signatures                                                                                 25

                           FPIC INSURANCE GROUP, INC.

                          Consolidated Balance Sheets

                    September 30, 1999 and December 31, 1998


                                                                                (unaudited)
                                                                                    1999                   1998
                                                                             ----------------       ----------------
ASSETS

    Cash and cash equivalents                                               $      7,201,877              7,062,695
    Bonds and U.S. Government securities, available for sale                     330,077,784            325,922,559
    Equity securities                                                              9,857,491             10,327,990
    Other invested assets                                                          4,586,357              4,171,771
    Real estate investments                                                        5,297,531              4,581,671
                                                                             ----------------       ----------------

             Total cash and investments                                          357,021,040            352,066,686
    Premiums receivable                                                           58,628,964             40,296,590
    Accrued investment income                                                      6,082,244              4,981,612
    Reinsurance recoverable                                                        2,417,110              3,190,042
    Due from reinsurers on unpaid losses and advance premiums                     54,141,527             42,100,852
    Property and equipment                                                         3,125,525              2,614,686
    Deferred policy acquisition costs                                              2,707,900              2,001,248
    Deferred income taxes                                                         19,779,497              9,348,494
    Finance charge receivable                                                        418,233                370,875
    Prepaid expenses                                                                 746,043                644,336
    Intangible assets                                                             76,604,384             16,586,261
    Federal income tax receivable                                                  3,153,067                271,029
    Other assets                                                                   5,410,488              4,905,757
                                                                             ----------------       ----------------
                  Total assets                                              $    590,236,022            479,378,468
                                                                             ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

    Loss and loss adjustment expenses                                       $    272,571,000            242,377,000
    Unearned premiums                                                             68,170,103             44,309,691
    Paid in advance and unprocessed premiums                                       1,367,863              5,767,080
    Short-term debt                                                               63,719,110             27,165,000
    Accrued expenses and other liabilities                                        17,582,180              8,829,169
                                                                             ----------------       ----------------
             Total liabilities                                                   423,410,256            328,447,940
                                                                             ================       ================

    Commitments and contingencies

    Common stock, $.10 par value, 50,000,000 shares authorized;
       9,700,398 and 9,518,679 shares issued and outstanding
       at September 30, 1999 and December 31, 1998, respectively                     970,040                951,868
    Additional paid-in capital                                                    42,466,034             34,297,994
    Unearned compensation                                                           (262,128)              (356,528)
    Accumulated other comprehensive (loss) income                                 (4,062,805)             5,621,533
    Retained earnings                                                            127,714,625            110,415,661
                                                                             ----------------       ----------------
             Total shareholders' equity                                          166,825,766            150,930,528
                                                                             ----------------       ----------------
                  Total liabilities and shareholders' equity                $    590,236,022            479,378,468
                                                                             ================       ================


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

                        Consolidated Statements of Income


                                                                                (unaudited)
                                                    --------------------------------------------------------------------
                                                     Three months ended September 30     Nine months ended September 30
                                                            1999            1998               1999            1998
                                                    -----------------  --------------  ----------------  ---------------
REVENUES
   Net premiums earned                                $  33,170,659      22,986,070        87,303,834       63,796,056
   Net investment income                                  5,009,562       4,259,182        14,342,086       12,971,361
   Net realized investment (losses) gains                    (1,561)           (700)          311,795          (47,919)
   Claims administration and management fees              6,846,114       2,218,371        19,285,451        7,321,792
   Commission income                                      1,596,780         798,250         3,574,140        1,267,193
   Finance charge and other income                          660,604         570,000         1,831,296        1,469,241
                                                    -----------------  --------------  ----------------  ---------------
        Total revenues                                   47,282,158      30,831,173       126,648,602       86,777,724
                                                    -----------------  --------------  ----------------  ---------------
EXPENSES
   Net losses and loss adjustment expenses               26,065,541      17,506,225        59,440,453       50,188,384
   Other underwriting expenses                            7,576,560       2,396,972        18,071,051        6,820,536
   Claims administration and management expenses          7,605,349       2,247,234        19,683,833        7,278,118
   Interest expense                                         984,851         398,146         2,739,790          469,520
   Other expenses                                         1,348,218         955,216         3,482,076          955,216
                                                    -----------------  --------------  ----------------  ---------------
        Total expenses                                   43,580,519      23,503,793       103,417,203       65,711,774
                                                    -----------------  --------------  ----------------  ---------------

        Income before income taxes                        3,701,639       7,327,380        23,231,399       21,065,950

   Income taxes                                           1,039,374       1,846,645         5,932,435        5,753,620
                                                    -----------------  --------------  ----------------  ---------------

        Net income                                    $   2,662,265       5,480,735        17,298,964       15,312,330
                                                    =================  ==============  ================  ===============


Basic earnings per common share                       $        0.27            0.58              1.77             1.65
                                                    =================  ==============  ================  ===============

Diluted earnings per common share                     $        0.26            0.55              1.66             1.56
                                                    =================  ==============  ================  ===============

Basic weighted average common shares outstanding          9,759,835       9,471,941         9,775,457        9,295,751
                                                    =================  ==============  ================  ===============

Diluted weighted average common shares outstanding       10,417,088       9,970,882        10,432,710        9,794,692
                                                    =================  ==============  ================  ===============


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

             Consolidated Statements of Comprehensive (Loss) Income

                                                                                       (unaudited)
                                                          --------------------------------------------------------------------
                                                            Three months ended September 30    Nine months ended September 30
                                                                 1999              1998             1999              1998
                                                          ---------------    -------------     --------------   --------------
Net Income                                                 $   2,662,265        5,480,735        17,298,964        15,312,330
                                                          ---------------    -------------     --------------   --------------
Other Comprehensive Income
   Unrealized (losses) gains on securities
      Unrealized holding (losses) gains arising
        during period                                         (5,722,327)       5,136,926       (15,210,776)        5,781,273
      Less reclassification adjustment for (losses)
        gains included in net income                              (1,561)            (700)          311,795           (47,919)
   Income tax benefit (expense) related to
     unrealized gains and losses on securities                 2,003,361       (1,797,679)        5,214,643        (2,006,674)
                                                          ---------------    -------------     --------------   --------------

   Other comprehensive (loss) income                          (3,720,527)       3,338,547        (9,684,338)        3,726,680
                                                          ---------------    -------------     --------------   --------------

Comprehensive (loss) income                                $  (1,058,262)       8,819,282         7,614,626        19,039,010
                                                          ===============    =============     ==============   ==============


See accompanying notes to consolidated financial statements.

                        FPIC INSURANCE GROUP, INC.

                  Consolidated Statements of Cash Flows


                                                                                            (unaudited)
                                                                              ---------------------------------------
                                                                                 Nine months ended September 30
                                                                                     1999                 1998
                                                                              ------------------    -----------------
Cash flows from operating activities:
    Net income                                                                  $   17,298,964           15,312,330
    Adjustments to reconcile net income to cash provided by
      operating activities:
        Depreciation and amortization                                                4,055,302            1,533,750
        Realized (gain) loss on investments                                           (311,795)              47,919
        Realized loss on sale of property and equipment                                 16,191                9,733
        Noncash compensation                                                            94,400                   --
        Net loss (earnings) from equity investments                                    260,823             (124,612)
        Deferred income taxes                                                           73,919             (282,748)
        Changes in assets and liabilities:
             Premiums receivable, net                                              (14,584,189)         (10,536,690)
             Accrued investment income, net                                           (681,245)          (1,452,218)
             Reinsurance recoverable                                                   772,932           (1,984,612)
             Due from reinsurers on unpaid losses and advance premiums               1,225,960              615,615
             Deposits with reinsurers                                                       --           18,037,425
             Deferred policy acquisition costs                                        (444,464)            (218,762)
             Prepaid expenses and finance charge receivable                            297,987               67,924
             Other assets                                                            1,926,451           (2,369,305)
             Loss and loss adjustment expenses                                      (7,310,822)           5,457,180
             Unearned premiums                                                      15,035,359            8,979,875
             Paid in advance and unprocessed premiums                               (4,399,218)          (4,187,250)
             Federal income tax receivable                                          (2,882,038)          (1,255,773)
             Accrued expenses and other liabilities                                   (872,064)            (498,170)
                                                                              ------------------    -----------------
                Net cash provided by operating activities                            9,572,453           27,151,611
                                                                              ------------------    -----------------

Cash flows from investing activities:
    Proceeds from sale or maturity of bonds and U.S. Government securities          50,251,325           35,083,754
    Purchase of bonds and U.S. Government securities                               (39,537,825)         (71,701,990)
    Purchase of equity securities                                                           --           (1,280,000)
    Purchase of real estate investments                                               (902,312)            (261,783)
    Purchase of other invested assets                                                 (414,586)          (7,502,313)
    Purchases of property and equipment, net                                          (388,771)          (1,275,909)
    Purchase of subsidiary's net other assets and stock                               (507,303)          (2,681,703)
    Purchase of intangible assets                                                  (51,043,751)         (10,477,754)
                                                                              ------------------    -----------------
                Net cash used in investing activities                              (42,543,223)         (60,097,698)
                                                                              ------------------    -----------------
Cash flows from financing activities:
    Receipt of short-term debt                                                      36,554,110           21,750,000
    Buyback of common stock outstanding                                             (5,541,313)                  --
    Issuance of common stock, net                                                    2,097,155            8,548,536
                                                                              ------------------    -----------------
                Net cash provided by financing activities                           33,109,952           30,298,536
                                                                              ------------------    -----------------

                Net increase (decrease) in cash and cash equivalents                   139,182           (2,647,551)

Cash and cash equivalents at beginning of period                                     7,062,695            7,679,822
                                                                              ------------------    -----------------

Cash and cash equivalents at end of period                                      $    7,201,877            5,032,271
                                                                              ==================    =================

See accompanying notes to consolidated financial statements.

Continued.

                             FPIC INSURANCE GROUP, INC.

                       Consolidated Statements of Cash Flows

                                                                                                    (unaudited)
                                                                                        ----------------------------------
                                                                                          Nine months ended September 30
                                                                                              1999                1998
                                                                                        ----------------      ------------
Supplemental disclosure of noncash financing activities:
        Interest paid                                                                    $    1,829,571           474,588
                                                                                        ================      ============
        Federal income taxes paid                                                        $    6,000,000         5,068,000
                                                                                        ================      ============
Supplemental schedule of noncash investing and financing activities:

        The Company purchased all of the capital stock of Administrators For The
        Professions, Inc. for $53,830,370 and a 70% equity interest in a limited liability company for $2,500,000. In conjunction with the acquisitions, common stock was issued as follows:

                Goodwill and other tangible assets acquired                              $   56,330,370                --
                Cash paid for the capital stock                                             (44,700,000)               --
                                                                                        ----------------      ------------
                Common stock issued and related additional paid-in capital               $   11,630,370                --
                                                                                        ================      ============

                           FPIC INSURANCE GROUP, INC.

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     FPIC Insurance Group, Inc. (the "Company") is an insurance holding company. The Company's principal direct and indirect subsidiaries include Florida Physicians Insurance Company, Inc. ("FPIC"), Anesthesiologists' Professional Assurance Company, Inc. ("APAC"), Administrators For The Professions, Inc. ("AFP"), McCreary Corporation ("MCC"), Employer's Mutual, Inc. ("EMI"), The Tenere Group, Inc. ("Tenere") and its subsidiaries - Intermed Insurance Company ("Intermed") and Interlex Insurance Company ("Interlex").

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 1999.

2.   LOSS AND LOSS ADJUSTMENT EXPENSE LIABILITY

     The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments that become necessary are included in current income. Incurred losses and loss adjustment expenses for the nine-month period ended September 30, 1999 and 1998 were principally determined by considering prior loss experience, loss trends, the Company's loss retention levels, rate increases, rate of claim closures, and changes in frequency and severity of claims.

3.   INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

4.   INVESTMENTS

     Proceeds from sales of investments available-for-sale were $50,251,325 and $35,083,754 during the nine months ended September 30, 1999 and 1998, respectively.

     Gross realized gains and (losses) from investments available-for-sale based on specific identification were $345,478 and $(33,683) and $325 and $(48,244) for the nine months ended September 30, 1999 and 1998, respectively.

     The amortized cost of investments available-for-sale was $336,248,781 and $327,602,037 as of September 30, 1999 and December 31, 1998, respectively.

5.   BUSINESS ACQUISITIONS

     The acquisition agreements for MCC and EMI specify additional payments, based upon earnings, to be made to the sellers from the acquisition date through 2001. The remaining contingent payments and the year of payment for these two acquisitions are as follows:

                                   MCC                EMI
                                   ---                ---
              2000             $ 600,000           $ 250,000
              2001                    --             250,000

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

     On July 1, 1997, the Company purchased 20% of the common stock of APS Insurance Services, Inc. (APS), a Texas insurance service corporation, for $2,000,000. The purchase agreement provides an option, exercisable until October 31, 1999, to purchase an additional 35% of the common stock of APS in 1999, allowing the Company 55% ownership. The Company has elected not to exercise its option to purchase an additional 35% of the common stock. This investment is accounted for under the equity method. The market value of APS approximated its book value at September 30, 1999.

     On July 1, 1998, the Company purchased all of the outstanding common stock of APAC, a medical professional liability insurance company, for aggregate consideration equal to $18,000,000, paid in cash of $9,000,000 and Company common stock. Additionally, $3,500,000 was paid for non-compete agreements and other fees to affiliated parties. APAC insures over 700 anesthesiologists in over 30 states.

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

     On March 17, 1999, the Company's subsidiary, FPIC, acquired all of the outstanding common stock of Tenere for $19,608,000 in cash. Included in the net assets acquired was approximately $14,000,000 in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed and Interlex, which provide medical and legal professional liability insurance.

6.   REINSURANCE

     The Company's insurance subsidiaries presently have excess of loss reinsurance contracts that serve to limit the Company's maximum loss to $500,000 per occurrence, except on the Company's anesthesiology program in which the maximum loss is $750,000 per occurrence. To the extent that any reinsurer is unable to meet its obligations, the Company would be liable for such defaulted amounts not covered by letters of credit. The Company receives letters of credit from reinsurers that are not designated as authorized reinsurers by the Departments of Insurance in the states where it conducts business.

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

8.   BORROWING ARRANGEMENTS

     The Company maintains a $75,000,000 revolving credit facility, in which five banks participate, to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company anticipates that before such time, it would either extend the financing or obtain alternative financing. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of September 30, 1999, the Company had borrowed approximately $63,700,000 against the credit facility for non-operating purposes.

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

     Information by industry segment follows (in thousands):

                            Three Months     Three Months       Nine Months      Nine Months
                                Ended            Ended             Ended            Ended
                               9/30/99          9/30/98           9/30/99          9/30/98
                            ------------     ------------       -----------      -----------
Revenues:
--------
    External customers:
    ------------------
         Insurance            $  38,917           27,688          103,906           78,264
         TPA                      8,777            3,471           24,154            9,366
                              ---------        ---------        ---------        ---------
                              $  47,694           31,159          128,060           87,630

    Intersegment:
    ------------
         Insurance            $    (223)            (189)            (603)            (630)
         TPA                       (189)            (139)            (808)            (222)
                              ---------        ---------        ---------        ---------
                              $  47,282           30,831          126,649           86,778
                              =========        =========        =========        =========

Net income:
----------
         Insurance            $   2,142            5,119           15,885           14,476
         TPA                        520              362            1,414              836
                              ---------        ---------        ---------        ---------
                              $   2,662            5,481           17,299           15,312
                              =========        =========        =========        =========

Identifiable assets:
-------------------
         Insurance                                              $ 641,626          488,452
         TPA                                                       70,257            9,566
                                                                ---------        ---------
                                                                $ 711,883          498,018
                                                                =========        =========

     The following tables reconcile net income and assets to the Company's consolidated totals (in thousands):

                                        Three Months      Three Months      Nine Months       Nine Months
                                            Ended             Ended             Ended            Ended
                                            9/30/99          9/30/98           9/30/99          9/30/98
                                        ------------      ------------      -----------       -----------

     Net income:
     ----------
         Reportable segments          $         2,662             5,481           17,299            15,312
         Other                                     --                --               --                --
                                        -------------     -------------    -------------     -------------
         Total consolidated           $         2,662             5,481           17,299            15,312
                                        =============     =============    =============     =============

                                                             9/30/99           9/30/98
                                                             -------           -------
     Total assets:
     ------------
         Reportable segments                              $     711,883          498,018
         Inter Segment assets                                  (118,957)         (41,019)
         Other                                                   (2,690)          (1,141)
                                                          -------------    -------------
         Total consolidated                               $     590,236          455,858
                                                          =============    =============


10.  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                 Three Months     Three Months           Nine Months           Nine Months
                                    Ended             Ended                 Ended                 Ended
                                   9/30/99           9/30/98               9/30/99               9/30/98
                                 ------------     ------------           -----------           -----------
Net income and income from
  continuing operations          $ 2,662,265         5,480,735            17,298,964            15,312,330
                                 ===========       ===========       ===============       ===============

Basic weighted average
  shares outstanding               9,759,835         9,471,941             9,775,457             9,295,751
Common stock equivalents             657,253           498,941               657,253               498,941
                                 -----------       -----------       ---------------       ---------------

Diluted weighted average
  shares outstanding              10,417,088         9,970,882            10,432,710             9,794,692
                                 ===========       ===========       ===============       ===============

Basic earnings per share         $      0.27              0.58                  1.77                  1.65
                                 ===========       ===========       ===============       ===============

Diluted earnings per share       $      0.26              0.55                  1.66                  1.56
                                 ===========       ===========       ===============       ===============

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

The results of operations for the nine months ended September 30, 1999 include the results of AFP from January 6, 1999 and Tenere from March 17, 1999. All amounts in this discussion and analysis have been rounded to the nearest $100,000.

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

On March 17, 1999, the Company's subsidiary, FPIC, acquired all of the outstanding common stock of Tenere for $19,608,000 in cash. Included in the net assets acquired was approximately $14,000,000 in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed and Interlex, which provide medical and legal professional liability insurance.

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

STOCK REPURCHASE PLAN

On June 29, 1999, the Company's Board of Directors approved the extension of a stock repurchase plan pursuant to which the Company is authorized to repurchase, at management's discretion, up to 500,000 of its shares on the open market over a twelve-month period. As of September 30, 1999, the Company has repurchased 308,000 shares pursuant to this plan at a cost of approximately $7,380,000. On September 11, 1999, the Company's Board of Directors approved an additional stock buyback program, pursuant to which the Company is authorized to repurchase an additional 500,000 shares of its stock on the open market when all available shares have been repurchased under the previously announced program.

SELECTED BALANCE SHEET ITEMS - SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

As noted above, the Company completed two significant acquisitions in the first quarter of 1999, AFP and Tenere, both of which were accounted for under the purchase method. These acquisitions had an impact on certain balance sheet accounts and the effects of these acquisitions as well as other changes are described below.

Premiums Receivable

Premiums receivable increased $18.3 million, from $40.3 million at December 31, 1998 to $58.6 million at September 30, 1999 primarily due to the acquisition of Tenere which added $2.9 million, additional assumed premium receivables of $9.6 million, additional MPL premium receivables at FPIC and APAC of $3.6 combined, and additional health premium receivables of $2.2.

Due From Reinsurers on Unpaid Losses and Advance Premiums

Due from reinsurers on unpaid losses and advance premiums increased $12.0 million, from $42.1 million at December 31, 1998 to $54.1 million at September 30, 1999 due to the acquisition of Tenere.

Deferred Income Taxes

Deferred income taxes increased $10.5 million, from $9.3 million at December 31, 1998 to $19.8 million at September 30, 1999. Approximately $5.4 million of the increase is due to the acquisition of Tenere. The remaining $5.1 million relates to deferred tax changes due to fluctuations in unrealized gains and losses on investments available for sale.

Intangible Assets

Intangible assets increased $60.0 million, from $16.6 million at December 31, 1998 to $76.6 million at September 30, 1999. The increase is primarily related to purchased goodwill, associated with the acquisitions of AFP and Tenere, of $55.0 million and $3.9 million, respectively.

Loss and Loss Adjustment Expenses

The liability for loss and LAE increased $30.2 million, from $242.4 million at December 31, 1998 to $272.6 million at September 30, 1999. The increase is primarily due to the acquisition of Tenere and the inclusion of its reserves.

Unearned Premiums

Unearned premiums increased $23.9 million, from $44.3 million at December 31, 1998 to $68.2 million at September 30, 1999. Approximately $8.0 million of the increase is due to the acquisition of Tenere. The remaining $15.9 million is primarily due to an increase in premiums assumed during 1999.

Short-Term Debt

Short-term debt increased $36.5 million, from $27.2 million at December 31, 1998 to $63.7 million at September 30, 1999 and is primarily due to additional borrowings from the credit facility to complete the acquisition of AFP.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $8.8 million, from $8.8 million at December 31, 1998 to $17.6 million at September 30, 1999 primarily due to the acquisitions of AFP and Tenere, which added $2.6 million and $5.5 million, respectively.

Additional Paid-In Capital

Additional paid-in capital increased $8.2 million, from $34.3 million at December 31, 1998 to $42.5 million at September 30, 1999. This increase is primarily due to shares issued in connection with the purchase of AFP.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income decreased $9.7 million from $5.6 million at December 31, 1998 to $(4.1) million at September 30, 1999 due to unrealized losses on securities available for sale.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

Premiums

Direct premiums written and assumed increased $17.8 million, or 63.7 %, from $27.9 million for the three months ended September 30, 1998 to $45.7 million for the three months ended September 30, 1999. The increase in premiums written and assumed is due to the acquisitions of APAC and Tenere, which added $0.5 million and $2.3 million, respectively, and additional assumed MPL premium of $13.7 million. Net premiums earned increased $10.2 million, or 44.3%, from $23.0 million for the three months ended September 30, 1998 to $33.2 million for the three months ended September 30, 1999. The increase in net premiums earned is due to the acquisitions of APAC and Tenere, which added $0.6 million and $1.9 million, respectively, and additional assumed premium earned of $7.6 million.

Net Investment Income

Net investment income increased $0.7 million, or 16.3%, from $4.3 million for the three months ended September 30, 1998 to $5.0 million for the three months ended September 30, 1999. The increase in net investment income is due to the inclusion of APAC and Tenere. No significant change in the yield or duration of the Company's fixed-income portfolio occurred during the third quarter of 1999.

Claims Administration and Management Fees and Commission Income

Claims administration and management fees and commission income combined increased $5.4 million, or 180.0% from $3.0 million for the three months ended September 30, 1998 to $8.4 million for the three months ended September 30, 1999. The increase is primarily attributable to the acquisition of AFP, which added $4.9 million in management fees and commissions during the third quarter of 1999.

Net Losses and Loss Adjustment Expenses

Net losses and LAE increased $8.6 million, or 49.1%, from $17.5 million for the three months ended September 30, 1998 to $26.1 million for the three months ended September 30, 1999. The loss and LAE ratios were 76.2% for the three months ended September 30, 1998 and 78.5% for the three months ended September 30, 1999.

The Company continues to actively pursue measures to alleviate adverse development in the Florida Dental Association ("FDA") health plan. The Company has exhausted a $2.2 million rate stabilization fund that was assumed with the FDA health plan. In addition, the Company has incurred a loss of approximately $3,400,000, through September 30, 1999, with respect to the plan. To offset such adverse development, as of April 1, 1999, the Company implemented a rate increase of approximately 15% related to the FDA health plan, and through agreements with the FDA and vendors has reduced related administrative expenses by 13.0%. The Company has also filed with the Florida Department of Insurance for a 40% rate increase, which, based on independent actuarial analyses performed for the Company, should alleviate the adverse development as policies are renewed. In the event the rate increase is granted, the Company plans to reinsure the business. In the event the rate increase is denied, the Company plans to issue letters of non-renewal to the plan's participants and terminate the plan. In such event, policies issued under the plan could remain in force for up to eighteen months.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in frequency and severity of claims. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations.

Other Underwriting Expenses

Other underwriting expenses increased $5.2 million, or 216.7%, from $2.4 million for the three months ended September 30, 1998 to $7.6 million for the three months ended September 30, 1999. The increase is primarily attributable to an increase in expenses related to assumed premiums of $1.6 million, and the inclusion of APAC and Tenere, which, combined, added $0.4 million. In addition, general and administrative expenses increased $3.0 million, including a non-recurring severance charge of $2.4 million. In addition, the Company's health insurance products have a higher expense factor than the Company's core MPL products.

Claims Administration and Management Expenses

Claims administration and management expenses increased $5.4 million, or 245.4%, from $2.2 million for the three months ended September 30, 1998 to $7.6 million for the three months ended September 30, 1999. The increase is primarily attributable to the purchase of AFP, which added $4.0 million in management expenses during the third quarter of 1999 and $0.6 in compensation expense related to stock grants for AFP employees. The process of converting the computer system for AFP is taking longer than anticipated. Cost reductions may be realized at AFP upon completion of the conversion.

Interest Expense

Interest expense increased $0.6 million, or 150.0%, from $0.4 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. The increase is primarily due to the receipt of the initial $60.0 million line of credit for which the Company incurred interest expense beginning in the third quarter of 1998. Beginning in 1999, the line of credit had increased to $75.0 million.

Other Expenses

Other expenses increased $0.4 million or 44.4%, from $0.9 million for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. The increase is primarily attributable to amortization expense on intangible assets, recorded in connection with acquisitions accounted for under the purchase method.

Net Income

For the reasons stated above, net income decreased $2.8 million, or 50.9%, from $5.5 million for the three months ended September 30, 1998 to $2.7 million for the three months September 30, 1999. Diluted earnings decreased $0.29 per share, or 52.7%, from $0.55 per share for the three months ended September 30, 1998 to $0.26 per share (including the $.16 per share nonrecurring severance charge) for the three months ended September 30, 1999. Excluding the nonrecurring severance charge of $.16 per share, diluted earnings per share for the three months ended September 30,1999 would be $.42 per share.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

Premiums

Direct premiums written and assumed increased $38.0 million, or 45.6%, from $83.4 million for the nine months ended September 30, 1998 to $121.4 million for the nine months ended September 30, 1999. The increase in premiums written and assumed is due to the acquisitions of APAC and Tenere, which added $6.7 million and $4.7 million, respectively, and additional assumed premiums written of $22.8 million. Net premiums earned increased $23.5 million, or 36.8%, from $63.8 million for the nine months ended September 30, 1998 to $87.3 million for the nine months ended September 30, 1999. The increase in net premiums earned is due to the acquisitions of APAC and Tenere, which added $3.1 and $4.4 million respectively, additional assumed MPL premium of $12.9 million, and additional health premium of $3.1 million.

Net Investment Income

Net investment income increased $1.3 million, or 10.0%, from $13.0 million for the nine months ended September 30, 1998 to $14.3 million for the nine months ended September 30, 1999. The increase in net investment income is due to the inclusion of APAC and Tenere.

Claims Administration and Management Fees and Commission Income

Claims administration and management fees and commission income increased $14.3 million, or 166.3%, from $8.6 million for the nine months ended September 30, 1998 to $22.9 million for the nine months ended September 30, 1999. The increase is attributable to the purchase of AFP, which added $14.3 million in management fees and commissions during the nine months ended September 30, 1999.

Net Losses and Loss Adjustment Expenses

Net losses and LAE increased $9.2 million, or 18.3%, from $50.2 million for the nine months ended September 30, 1998 to $59.4 million for the nine months ended September 30, 1999. The loss and LAE ratios were 78.7% for the nine months ended September 30, 1998 and 68.1% for the nine months ended September 30, 1999.

The Company continues to actively pursue measures to alleviate adverse development in the Florida Dental Association ("FDA") health plan. The Company has exhausted a $2.2 million rate stabilization fund that was assumed with the FDA health plan. In addition, the Company has incurred a loss of approximately $3,400,000, through September 30, 1999, with respect to the plan. To offset such adverse development, as of April 1, 1999, the Company implemented a rate increase of approximately 15% related to the FDA health plan, and through agreements with the FDA and vendors has reduced related administrative expenses by 13.0%. The Company has also filed with the Florida Department of Insurance for a 40% rate increase, which, based on independent actuarial analyses performed for the Company, should alleviate the adverse development as policies are renewed. In the event the rate increase is granted, the Company plans to reinsure the business. In the event the rate increase is denied, the Company plans to issue letters of non-renewal to the plan's participants and terminate the plan. In such event, policies issued under the plan could remain in force for up to eighteen months.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels, and changes in frequency and severity of claims. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations.

Other Underwriting Expenses

Other underwriting expenses increased $11.3 million, or 166.2%, from $6.8 million for the nine months ended September 30, 1998 to $18.1 million for the nine months ended September 30, 1999. The increase is attributable to the acquisitions of APAC and Tenere, which added $0.9 million and $1.1 million, respectively, additional ceding commissions of $5.0 million related to assumed premiums and additional general and administrative expenses of $4.3 million, including a non-recurring severance charge of $2.4 million. In addition, the Company's health insurance products have a higher expense factor than the Company's core MPL products.

Claims Administration and Management Expenses

Claims administration and management expenses increased $12.4 million, or 169.8%, from $7.3 million for the nine months ended September 30, 1998 to $19.7 million for the nine months ended September 30, 1999. The increase is primarily related to the purchase of AFP, which added $11.1 million in management expenses during the nine months ended September 30, 1999 and $0.6 in compensation expense related to stock grants to AFP employees. The process of converting the computer system for AFP is taking longer than anticipated. Cost reductions may be realized at AFP upon completion of the conversion.

Interest Expense

Interest expense increased $2.3 million, or 460.0%, from $0.5 million for the nine months ended September 30, 1998 to $2.8 million for the nine months ended September 30, 1999. The increase is primarily due to the receipt of the initial $60.0 million line of credit for which the Company incurred interest expense beginning in the third quarter of 1998. Interest expense for the nine months ended September 30, 1999 has three quarters of expense on the outstanding portion of the $75.0 million line of credit.

Other Expenses

Other expenses increased $2.6 million or 288.8%, from $0.9 million for the nine months ended September 30, 1998 to $3.5 million for the nine months ended September 30, 1999. The increase is primarily attributable to amortization expense on intangible assets, recorded in connection with acquisitions accounted for under the purchase method.

Net Income

For the reasons stated above, net income increased $2.0 million, or 13.1%, from $15.3 million for the nine months ended September 30, 1998 to $17.3 million for the nine months ended September 30, 1999. Diluted earnings increased $0.10 per share or 6.4%, from $1.56 per share for the nine months ended September 30, 1998 to $1.66 per share (including the $.16 per share nonrecurring severance charge) for the nine months ended September 30, 1999. Excluding the nonrecurring severance charge of $.16 per share, diluted earnings per share for the nine months ended September 30, 1999 would be $1.82 per share.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Operating cash flows for the nine months ended September 30, 1999 provided cash of $9,572,453. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing influence of managed care and adverse legislative changes.

The Company maintains a $75,000,000 revolving credit facility with five banks to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company anticipates that before such time, it would either extend the financing or obtain alternative financing. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of September 30, 1999, the Company had borrowed approximately $63,700,000 against the credit facility for non-operating purposes.

Dividends payable by the Company's insurance subsidiaries are subject to certain statutory limitations imposed by the laws in the states in which they operate. In 1999, insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $18,300,000 without regulatory approval.

Accounting Pronouncements

No accounting pronouncements were issued or effective during the quarter ending September 30, 1999 that would materially affect the Company.

Guaranty Fund Assessments

The Company is subject to assessment by the Florida Insurance Guaranty Association, Inc. (FIGA) as well as similar associations in other states where it is licensed, for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. In addition to the standard FIGA assessments, the Florida Legislature may levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on the basis of premium written. At September 30, 1999, the provision for special assessments is approximately $113,000. However, damages caused by future catastrophes, such as hurricanes, could subject the Company to assessments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of September 30, 1999. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of September 30, 1999 was $339,935,275. Approximately 97% of the portfolio was invested in fixed maturity securities. The primary risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The Company's exposure to equity risk is not significant.

The Company does not believe it has any foreign currency exposure. The Company does not conduct any operations outside of the United States nor does the Company own any non-U.S. dollar denominated securities.

Generally, the Company does not invest in derivatives and does not currently use hedging strategies in its investment portfolio. However, the Company has invested in one interest rate swap contract to fix the interest rate in connection with its revolving credit facility. As of September 30, 1999, the Company's investments in collateral mortgage obligations and asset-backed securities represented less than one percent of the investment portfolio. The Company's investment portfolio is predominately fixed-income with approximately 54% allocated to the municipal sector. The balance is diversified through investments in Treasuries, agencies, corporates and mortgage-backed securities. The three market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks and legislative changes impacting the tax-exempt status of municipal securities.

Adverse impacts to the Company resulting from changes in interest rates are primarily controlled through limiting the duration, or average maturity, of the overall portfolio. The Company manages the duration of its portfolio relative to the duration of the anticipated liabilities of the Company. Credit risks are controlled through investing in securities with above average credit ratings. The Company's portfolio is rated by Moody's and Standard & Poor's with approximately 72% of the portfolio rated AAA, 15% rated AA, 3% rated A and 10% rated BBB. From time to time discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. While the Company is diligent in its efforts to stay current on legislative acts that could adversely impact the tax exempt status of municipal securities, and while it is uncertain as to whether these changes would ultimately affect valuation of municipal securities currently held in the portfolio, at present there are no hedging or other strategies being specifically used to minimize this risk. If interest rates were to rise 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $17,600,000.

There have been no significant changes to the Company's exposure to financial market risks during the year nor does the Company anticipate any significant changes in future reporting periods.

YEAR 2000

Certain computer programs written with two digits rather than four digits to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (the Year 2000 problem or "Y2K"). This may cause computer applications to fail or to create erroneous results unless corrective measures are taken.

The Company's information systems management staff has performed a thorough review of the Company's operations and the operations of each of its subsidiaries. These reviews considered the readiness of software systems written internally and those provided by third parties to process data and perform date calculations correctly using dates beginning January 1, 2000 and beyond. Hardware, including servers, PC workstations, network routers and communications equipment, was reviewed to determine that firmware and operating system software were Y2K compliant.

The Company expects its mission critical software and hardware systems to be fully functional on January 1, 2000 and beyond. Third parties who provide software and/or hardware to the Company have provided statements of Y2K compliance. Any problems that may occur regarding Y2K are expected to be minor in nature and not have an impact on the Company's ability to provide services and products to customers. With respect to contingency plans for mission critical systems, the Company believes that there are viable alternatives if these systems are non-compliant. However, the Company has completed an action plan to resolve all known Y2K issues. The Company believes all mission critical systems are Y2K compliant as of September 30, 1999. The Company will continue to reassess the need for formal contingency plans.

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

The cost to convert the Company to Y2K compliance is not expected to exceed $150,000. The Company estimates that it has expended approximately $123,000 through September 30, 1999 on Y2K compliance. Regarding future acquisitions, the Company, as a part of its due diligence, will determine Y2K compliance and its impact on the dynamics of the acquisition.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         As of September 30, 1999, the Company had repurchased 308,000 shares of its stock under its previously announced stock buyback program, leaving 192,000 shares available for repurchase under the program. The Company's Board of Directors has approved an additional stock buyback program, pursuant to which the Company is authorized to repurchase up to an additional 500,000 shares of its stock on the open market when all available shares have been repurchased under the previously announced program. This newly announced stock buyback program continues through September 2000. Shares will be repurchased under each of the Company's stock buyback programs at such times and in such amounts as management deems appropriate.

Item 6.  Exhibits and Reports on Form 8-K.

         A.  Exhibits

             Exhibit 27 - Financial Data Schedule

         B.  Reports on Form 8-K

             (i) Form 8-K filed on July 7, 1999 reporting the extension of the Company's stock repurchase program filed pursuant to
                  Item 5 of Form 8-K.

             (ii) Form 8-K filed on August 23, 1999 reporting the departure of certain executive officers filed pursuant to Item 5 of Form
                  8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FPIC Insurance Group, Inc.

                                  /s/ Steven J. Coniglio
                                  ----------------------
November 12, 1999                 Steven J. Coniglio,
                                  Acting Chief Financial Officer
                                  (a duly authorized officer and the principal
                                  financial officer of the registrant)