Form 10-K
period 1999-12-31
FPIC INSURANCE GROUP INC
filed 2000-03-30
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________to
          ___________

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

Yes      X      No
   ------------    --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The aggregate market value of the Registrant's Common Stock (its only voting stock) held by non-affiliates of the Registrant as of March 24, 2000 was approximately $176,579,291.

As of March 17, 2000, there were 9,515,936 shares of the Registrant's Common Stock, $.10 Par Value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Shareholders' Meeting are incorporated by reference into Part II, items 10, 11, 12, and 13 of this Report. Such Proxy Statement, except for the parts therein that have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                           FPIC Insurance Group, Inc.

                         1999 Annual Report on Form 10-K

                                Table of Contents

Description                                                                 Page
-----------                                                                 ----

Part I
        Item 1.  Business                                                     3

        Item 2.  Properties                                                  15

        Item 3.  Legal Proceedings                                           16

        Item 4.  Submission of Matters to a Vote of Security Holders         16

Part II
        Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                         16

        Item 6.  Selected Financial Data                                     16

        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         17

        Item 7A. Quantitative and Qualitative Disclosures about Market
                 Risk                                                        27

        Item 8.  Financial Statements and Supplementary Data                 29

        Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         29

Part III
        Item 10. Directors and Executive Officers of the Registrant          29

        Item 11.  Executive Compensation                                     30

        Item 12. Security Ownership of Certain Beneficial Owners and
                 Management                                                  30

        Item 13. Certain Relationships and Related Transactions              30


Part IV
        Item 14. Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                    30

                                     Part I

Item 1. Business

Forward-Looking Statements
--------------------------

This Annual Report on Form 10-K contains forward-looking statements under many different captions. These forward-looking statements are subject to certain risks, uncertainties or assumptions. Except for historical information, all information provided under "Quantitative and Qualitative Disclosures About Market Risk" and "Year 2000" should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize or should any underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The assumptions underlying certain forward-looking statements are that the Company will continue to: (i) profitably price its insurance products; (ii) maintain its underwriting standards; (iii) market its insurance products competitively; (iv) maintain its successful handling of claims; (v) retain existing agents and key management personnel; and (vi) reserve adequately for losses and loss adjustment expenses ("LAE"). Additionally, the primary risk in maintaining adequate reserves is unexpected changes in the frequency or severity of reported claims, particularly adverse development which may occur during the last three report years. Other important considerations include: (i) the Company's reinsurers remaining solvent and (ii) competitors not further reducing rates for medical professional liability ("MPL") insurance products.

Many of the forward-looking statements are also premised upon the Company successfully continuing its growth strategy. Although the Company has experienced significant growth in the past through acquisitions, there can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, be able to negotiate acquisitions on acceptable terms, and be able to integrate successfully all acquired businesses. The Company's diversification of its product portfolio and geographic expansion present additional risks and uncertainties. These risks and uncertainties include whether the Company can demonstrate the necessary underwriting and marketing expertise required by these new products and locations. Many of the forward-looking statements, as well as many of the Company's strategies, are dependent upon the market price of the Company's common stock. The Company's common stock can be affected not only by the Company's financial performance but also by general economic and market conditions that are not within the Company's control. The liquidity of the Company's common stock is small compared to the liquidity of many other stocks. As a result, the Company's common stock may be more volatile. The Company's common stock price experienced a significant decline during 1999. This and any further adverse developments with the Company's common stock price could greatly hinder, among other things, the Company's growth strategy.

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

Overview
--------

FPIC Insurance Group, Inc. (the "Company") was formed in 1996. On June 11, 1996, the shareholders of Florida Physicians Insurance Company, Inc. ("FPIC") approved the formation of a holding company structure ("the Reorganization") that resulted in FPIC becoming a subsidiary of the Company. In connection with the Reorganization, FPIC's shareholders became the shareholders of the Company and received five shares of the

Company's common stock for each of their shares of FPIC's common stock. As of December 31, 1999, the Company's principal direct and indirect subsidiaries include: Florida Physicians Insurance Company, Inc. ("FPIC"), FPIC Publishing, Inc., Anesthesiologists' Professional Assurance Company, FPIC Insurance Agency, Inc., Administrators For The Professions, Inc. and its two subsidiaries: Group Data Corporation and FPIC Intermediaries, Inc., The Tenere Group, Inc. ("Tenere") and its two subsidiaries: Intermed Insurance Company ("Intermed") and Interlex Insurance Company ("Interlex"), McCreary Corporation and its subsidiary Employers Mutual, Inc. and its two subsidiaries: FPIC Services, Inc., and Sy.Med Development, Inc. For developments during 1999, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company, through FPIC, APAC, Intermed, and Interlex, is a provider of MPL and other professional liability insurance principally in Florida and Missouri, and certain other states. MPL insurance protects the physician, dentist, hospital, or other healthcare provider against liabilities arising from the rendering of or failure to render professional healthcare services. Under the typical MPL insurance policy, the insurer also pays the legal costs of defending the claim. The Company has the exclusive endorsement of both the Florida Medical Association ("FMA") and the Florida Dental Association ("FDA").

MPL premium in Florida and Missouri accounts for approximately 91% of the Company's total premiums written. As of December 31, 1999, the Company was also licensed in Alabama, Arkansas, Georgia, Kansas, Kentucky, Illinois, Indiana, Maryland, Michigan, Mississippi, Missouri, Ohio, Pennsylvania, Tennessee, Texas, Virginia and West Virginia. The Company has begun or will begin marketing in each of these states when it determines that an opportunity exists to write profitable business.

The Company's three significant industry segments are insurance, third party administration services and reciprocal management. For financial information relating to the Company's operations and significant industry segments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the consolidated financial statements.

Insurance
---------

The Company has developed a variety of insurance products for participants in the healthcare industry. These products include: MPL insurance for medical professionals, legal professional liability ("LPL"), managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, investigation defense coverage, provider stop loss insurance, workers' compensation, and group accident and health ("A&H") coverage. The following table (in thousands) summarizes by product the direct premium written and assumed for the year-ended December 31, 1999, 1998 and 1997.

                                                    1999        1998       1997
                                                  --------   --------   --------
Medical professional liability for physicians     $118,044     94,769     71,056
Medical professional liability for dentists          4,529      4,238      3,726
Legal professional liability for attorneys           1,197       --         --
Group accident and health                           19,190     14,959        989
Professional and comprehensive general liability     1,509      1,226        814
Provider stop loss                                   1,611         13       --
Workers' compensation                                  802        552       --
Managed care                                          --          141        130
Investigation defense coverage                       1,334      1,091      1,056
                                                  --------   --------   --------
               Totals                             $148,216    116,989     77,771
                                                  ========   ========   ========

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

The Company's MPL policies are issued substantially on a "claims-made" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. MPL insurance policies offered by the Company are issued with liability limits up to $5.0 million per incident and $7.0 million in annual aggregate for physicians and $2.0 million per incident and $5.0 million in annual aggregate for dentists. At December 31, 1999, the Company had 7,905 physician insureds and 2,174 dentist insureds. For the year ended December 31, 1999, the Company's $122.6 million in direct and assumed premium from MPL insurance represents 82.7% of the Company's total premium.

Legal Professional Liability. Legal professional liability insurance provides coverage for a wrongful act committed by an insured while providing professional services as a lawyer, notary public, arbitrator, or mediator. Coverage is written on a claims-made basis with a single policy limit shared by all members of the insured firm. Defense costs are included within the policy limit. Limits up to $1.0 million per incident and $3.0 million in annual aggregate are available. Higher limits are placed through semi-facultative reinsurance agreements. For the year ended, December 31, 1999, the Company had 1,205 LPL insureds.

Managed Care. Managed care liability insurance provides coverage for liability arising from the errors and omissions of a managed care organization, the vicarious liability of a managed care organization for acts or omissions by contracted and employed providers ("E&O") and the liability of directors and officers of a managed care organization ("D&O"). These policies are issued on a claims-made basis. The typical limits of coverage for E&O policies are $1.0 million per incident and $1.0 million in annual aggregate. For D&O policies, the typical limits are $3.0 million per incident and $3.0 million in annual aggregate.

Professional and Comprehensive General Liability. The Company also offers professional and comprehensive general liability insurance to hospitals and healthcare facilities, such as ambulatory surgery centers and walk-in medical care clinics. The policies issued to healthcare facilities provide both comprehensive general liability and protection for professional liability related to the operation of a healthcare facility and its various staff committees. Professional liability insurance is offered by the Company to healthcare facilities on a claims-made basis. Commercial general liability is available on a claims-made or occurrence basis, although all policies issued as of December 31, 1999 were on a claims-made basis. The maximum limits of coverage for these policies available to non-hospital healthcare facilities are $1.0 million per incident and $3.0 million in annual aggregate. The maximum limits of coverage for policies available to hospitals are $11.0 million per incident and $13.0 million in annual aggregate. Higher liability limits are placed through facultative reinsurance arrangements. As of December 31, 1999, the Company had 34 facility insureds.

Investigation Defense Coverage. The Company also offers investigation defense coverage to physicians and dentists for costs associated with investigations initiated by state licensing agencies as well as the Occupational Safety and Health Administration ("OSHA") and Equal Employment Opportunity Commission ("EEOC"). This coverage is offered to the Company's insureds for investigations that are not related to an

MPL claim; investigations related to an MPL claim are provided to the Company's insureds as part of their MPL policy coverage. This coverage is also offered to physicians and dentists not otherwise insured by the Company. Policy limits for this coverage are $25,000 per incident and $75,000 in annual aggregate. For the year ended December 31, 1999, the Company had $1.3 million in direct premium written from investigation defense coverage.

Workers' Compensation. The Company began writing workers' compensation insurance in 1998. Workers' compensation insurance covers the liability of an employer for work-related injuries to employees, in accordance with the requirements of law. The Company's workers' compensation insurance is primarily offered to physicians and dentists, as well as to other professional occupations such as accountants, architects, engineers, attorneys and insurance agents. The initial focus has been to write in the state of Florida with a guaranteed cost product. As the Company expands into other states with MPL insurance, the intent is to offer workers' compensation coverage to the existing or potential customer base. The Company uses its subsidiary, McCreary, for claims handling, policy administration, and underwriting of its workers' compensation insurance.

Group Accident and Health. The Company began writing and assuming A&H premium in 1997. Through its relationships with the FMA and the FDA, the Company began underwriting small employer, accident and health programs for physicians and dentists. A&H insurance provides comprehensive coverage for preventive care and medically necessary expenses at various deductible, co-insurance and stop loss limits. For the year ended December 31, 1999, the Company had $19.2 million in direct and assumed premium from group accident and health, representing 12.9% of the Company's total premium.

During February 2000, the Company announced its intention to withdraw from its group accident and health programs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Assumed Reinsurance. In addition to its direct business, the Company reinsures risks underwritten by other insurers. As an assuming reinsurer, the Company essentially acts as an insurer of the direct writer for a portion of their insurance risks, as specified under the terms of the reinsurance agreement. The Company's assumed reinsurance consists primarily of MPL, LPL, and a group accident and health business written on an excess of loss and a quota share basis. Under excess of loss contracts, the Company assumes risks over a certain limit on a per loss basis. Under the Company's quota share agreements, it assumes a pro-rata portion of each underlying risk, up to and including 100% in some cases. The Company's assumed reinsurance contracts are treaty agreements whereby, terms are set in advance and the underlying individual contracts of the ceding company are automatically assumed as they are written.

For the years ended December 31, 1999, 1998 an 1997, the Company's direct premium written and assumed included assumed reinsurance of $34.2 million, $22.1 million and $1.7 million, respectively; or 23%, 19%, and 2% of the totals.

Rates
-----

The Company establishes, through its own actuary and staff and independent actuaries, rates and rating classifications for its MPL and LPL insureds based on loss and LAE experience developed over the past 20 years, taking into account rates charged by its competitors. The Company uses risk factors based among other things, on geographic location, medical specialty, and policy limits to determine rates. The Company has established its premium rates and rating classifications for healthcare facilities and managed care organizations utilizing data publicly filed by other insurers and guidelines provided by its reinsurers. All rates for liability insurance are subject to review by the relevant insurance regulatory authority. As part of its pricing strategy, the Company targets medical and legal professionals with low levels of previous claims.

Marketing and Policyholder Services
-----------------------------------

The Company markets its MPL policies in Florida and Missouri primarily through independent agencies. As of December 31, 1999, the Company's MPL products were sold through 198 independent agencies. During 1999, approximately 68% of the Company's MPL direct premium written was produced by independent agents, 10 of which accounted for approximately 53% of such premiums or 25% of the Company's total premiums. Through the Agency, the Company also sells insurance products directly. The insurance products that are sold directly by the Agency are a result of direct requests from physicians.

The Company markets its LPL policies in Missouri primarily through a direct sales force. In October of 1999, the Company signed an agreement with Charlton Manley, Inc. to serve as the State Administrator for all marketing and underwriting functions in the state of Kansas. During 1999, the direct sales force produced approximately 91% of LPL premiums written.

An integral part of the Company's marketing strategy is targeting sectors of the MPL industry that it believes generate above average underwriting profits. The Company has identified certain medical specialties and "claims-free" physicians as sectors in which it wishes to increase its market share. This marketing strategy includes sending targeted physicians personal mail solicitation packages, encouraging agents to refer targeted physicians and providing an expedited application process for those physicians. As a result of this strategy, approximately 60% of the increase in direct premium written in 1999 was received from physicians in the targeted specialties.

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

The Company provides comprehensive risk management services, as a service to its insureds, designed to heighten their awareness of situations giving rise to potential loss exposures, to educate them on ways to improve their medical practice procedures and to assist them in implementing risk modification measures. In addition, the Company conducts surveys for hospitals and large medical groups to review their practice procedures. Complete reports that specify areas of the insured's medical practice that may need attention are provided to the policyholder. The Company also presents and participates in periodic seminars with medical societies and other groups at which pertinent subjects are presented. These educational offerings are designed to increase risk awareness and the effectiveness of various medical professionals.

Underwriting
------------

Eight underwriters, averaging 14 years of experience underwriting MPL and LPL insurance, perform the underwriting of the Company's insurance internally. The Company has given its internal underwriting department complete authority for all initial underwriting decisions. The Company's MPL agents have no binding authority.

As part of the MPL underwriting process, the Company utilizes the data collected by the states of Florida and Missouri, which includes a record of all MPL claims-paid information that insurers are required to report. When applications are received from physicians for MPL insurance, the Company reviews this database to verify the physician's claims-paid record. If a physician has an excessive claims-paid history, the application is denied. All other applicants are reviewed on the basis of the physician's educational background, residency experience, practice history and comments received from personal references. Annually, the Company's underwriting department also reexamines each insured before coverage is renewed, including verifying that the insured's license is current and that any reported claims for the insured were within acceptable limits.

In underwriting LPL insurance, the Company's underwriters use an underwriting committee composed of lawyers. The committee is geographically broad-based, and in most instances, has personal knowledge of applicants and renewals. This structure has enabled the Company to maintain high underwriting standards.

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

Claims
------

The Company's claims department is responsible for the supervision of claims investigation, the establishment of case reserves, case management, development of the defense strategy and the coordination and control of attorneys engaged by the Company. The Company's claims department has 26 employees, including 8 supervisors and 7 field investigators who are located in Orlando, Tampa, Sarasota, Miami, and Jacksonville, Florida and Springfield, Missouri. Employees in the claims department with settlement authority have an average of 17 years of experience with the Company.

The Company's claims department has complete settlement authority for most claims filed against the Company's insureds. The Company's policy is and has been to refuse settlement and to defend aggressively all claims that appear to have no merit. In those instances where claims may have merit, the claims department attempts to settle the case as expeditiously as possible. The Company believes that it has developed relationships with attorneys in Florida and Missouri who have significant experience in the defense of MPL / LPL claims and who are able to defend in an aggressive, cost-efficient manner the claims against the Company's insureds.

Reinsurance
-----------

The Company follows the customary industry practice of reinsuring its business. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the Company from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the Company to the extent of risk ceded.

For MPL, LPL, and professional and comprehensive general liability insurance written during 1999 and prior years, the Company has reinsured risks in excess of $500,000 per loss, except on the Company's anesthesiology program in which the Company has reinsured risks in excess of $750,000. The Company reinsures risks associated with these policies under treaties pursuant to which reinsurers agree to assume those risks insured by the Company in excess of its individual risk retention level and up to its maximum individual policy limit offered. Effective January 1, 2000, the Company lowered its retention to $250,000, and thus, reinsures risks in excess of $250,000 per loss on business written in 2000. For group accident and health insurance, the Company has entered into a separate excess of loss reinsurance treaty. Under this treaty, the reinsurers bear losses in excess of $100,000 per person. For workers' compensation insurance, the Company has entered into a separate excess of loss reinsurance treaty. Under this treaty, the reinsurers bear losses in excess of $100,000 per loss.

Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates to mitigate concentration of credit risk. General Reinsurance Corporation has been one of the Company's largest reinsurers of MPL insurance, with 25% of the ceded risks for professional and comprehensive general liability insurance written in 1999 and prior years. The Company relies on reinsurance brokers and intermediaries to assist in the analysis of the credit quality of its reinsurers. The Company also requires reinsurers that are not authorized to do business in Florida and Missouri to post an evergreen letter of credit to secure their reinsurance recoverables.

Under Florida and Missouri laws, in the event the Company has the opportunity to settle a claim within policy limits but fails to do so, and a judgment is rendered against a policyholder for an amount exceeding the policy limit, the Company may be charged with bad faith in failing to settle. The Company may be held responsible for the amount exceeding the policy limit or extra contractual damages. The Company's primary reinsurance contracts include coverage for policies with limits equal to or greater than $1 million for which the claim exceeds policy limits or extra contractual damage. In the past five years, the Company has not paid a claim, including bad faith claims, in excess of $3.0 million. Effective January 1, 2000, the Company has obtained reinsurance covering such claims.

Liability for Loss and LAE
--------------------------

The determination of the total liability for loss and LAE is based upon a projection of ultimate losses through an actuarial analysis of the claims history of the Company and other MPL insurers, subject to adjustments deemed appropriate by the Company due to differing or changing circumstances. Included in its claims history are losses and LAE paid by the Company in prior periods and case reserves for anticipated losses and LAE developed by the Company's claims department as claims are reported and investigated. The Company relies primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss cost trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss and LAE reserves may be revised. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company's results for the period in which the adjustments are made.

The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. MPL insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions. The Company utilizes both its staff and independent actuaries in establishing its reserves. The Company's independent actuaries review the Company's loss and LAE reserves one or more times each year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of losses, loss retention levels and premium rates, in establishing the amount of its loss and LAE reserves. The Company continually refines reserve estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the current period.

The following table sets forth the development of loss and LAE reserves of the Company, net of reinsurance recovered or recoverable, for the 10-year period ended December 31, 1999:


Year Ended December 31              1999           1998           1997           1996           1995           1994        1993
                                    ----           ----           ----           ----           ----           ----        ----

Balance Sheet Reserves (2)         214,691        200,763        173,971        161,124        155,318        143,415     132,190
Reestimated Liability As Of: (2)
--------------------------------
    One year later                                182,208        159,639        146,009        140,322        129,472     121,543
    Two years later                                              142,369        127,529        116,151        114,193     105,704
    Three years later                                                           112,770        106,937         90,666      91,929
    Four years later                                                                           104,684         86,154      72,854
    Five years later                                                                                           87,807      73,753
    Six years later                                                                                                        75,032
    Seven years later
    Eight years later
    Nine years later
    Ten years later

Cumulative Paid As Of: (2)
--------------------------
    One year later                                 76,292         49,697         33,103         35,562         28,701      24,794
    Two years later                                               90,165         62,612         60,464         52,832      45,162
    Three years later                                                            88,649         78,291         63,738      57,597
    Four years later                                                                            94,882         73,296      62,630
    Five years later                                                                                           82,840      68,052
    Six years later                                                                                                        72,509
    Seven years later
    Eight years later
    Nine years later
    Ten years later

Redundancy  (1)                                    18,555         31,602         48,354         50,634         55,608      57,158
% Redundancy                                        9.24%         18.17%         30.01%         32.60%         38.77%      43.24%

                                      1992        1991         1990         1989
                                      ----        ----         ----         ----
Balance Sheet Reserves (2)           126,651     118,995      119,031      97,302
Reestimated Liability As Of: (2)
--------------------------------
    One year later                    98,706     101,844      103,533     108,496
    Two years later                   89,301      80,932       86,249      89,478
    Three years later                 76,247      71,653       64,456      72,321
    Four years later                  68,445      66,891       56,578      57,068
    Five years later                  69,396      63,884       55,459      53,499
    Six years later                   70,596      63,133       55,068      53,486
    Seven years later                 71,547      63,980       53,875      53,184
    Eight years later                             64,714       54,345      52,237
    Nine years later                                           54,832      52,453
    Ten years later                                                        52,646

Cumulative Paid As Of: (2)
--------------------------
    One year later                    25,924      26,482       17,500      22,656
    Two years later                   42,520      44,758       37,399      34,707
    Three years later                 55,677      52,675       47,689      43,911
    Four years later                  60,448      57,248       50,106      49,671
    Five years later                  63,458      59,309       52,600      49,716
    Six years later                   66,468      59,637       52,746      51,179
    Seven years later                 69,975      61,258       52,849      51,265
    Eight years later                             63,468       53,653      51,314
    Nine years later                                           54,710      51,761
    Ten years later                                                        52,524

Redundancy (1)                        55,104      54,281       64,199      44,656
% Redundancy                          43.51%      45.62%       53.93%      45.89%



(1)   There may be a difference of 1 (,000) in the redundancies due to rounding.
(2) The Company has changed its presentation of the above data from a gross basis to a net of reinsurance basis, which is consistent with prevalent practice. Data presented for the years 1993 through 1998 have been restated accordingly. Data presented for the years prior to 1993 have previously been reported on a net basis and, therefore, no restatement is necessary for these years.

The following table (in thousands) sets forth an analysis of the Company's reserves for losses and LAE and provides a reconciliation of beginning and ending liability for loss and LAE, net of reinsurance for the periods presented:


                                                            Year Ended December 31,
                                                        1999          1998        1997
                                                     ---------    ---------    ---------
Net loss and LAE liability, at beginning of period   $ 200,763      173,971      161,124
Loss and LAE of entity acquired                         24,590       23,406         --
    Provisions for losses and LAE occurring
        in the current period                           99,523       81,694       69,126
    Decrease in estimated losses and
        LAE for claims occurring in prior periods      (18,555)     (14,332)     (15,115)
                                                     ---------    ---------    ---------

           Total incurred during current period         80,968       67,362       54,011
                                                     ---------    ---------    ---------

Losses and LAE payments relating to:

    Current period                                      15,338       14,279        8,061
    Prior periods                                       76,292       49,697       33,103
                                                     ---------    ---------    ---------
           Total paid during current period             91,630       63,976       41,164
                                                     ---------    ---------    ---------
Net liability, at end of period                      $ 214,691      200,763      173,971
                                                     =========    =========    =========

Gross liability at end of period                     $ 273,092      242,377      188,086
Reinsurance recoverable at end of period                58,401       41,614       14,115
                                                     ---------    ---------    ---------
Net liability at end of period                       $ 214,691      200,763      173,971
                                                     =========    =========    =========

The net reductions in incurred losses and LAE related to prior years (net of reinsurance recoveries of $985,357, $7,115,000, and $5,834,000, in 1999, 1998,
and 1997, respectively) for each of the years ended December 31, 1999, 1998 and 1997, are the result of reevaluations of the adequacy of reserve estimates and reflect overall favorable underwriting results and lower than anticipated losses and LAE. Given recent competitive market conditions, which have lessened the Company's ability to underwrite and price its business at such favorable terms, management does not expect reserve reductions to continue at these levels in 2000. Furthermore, given the inherent uncertainties in the estimation of loss and LAE reserves, there can be no assurance concerning future adjustments, positive or negative, for prior years' claims.

Investment Portfolio
--------------------

The Company's investment strategy for its bond portfolio is to maintain a diversified investment-grade fixed income portfolio, provide liquidity, and maximize after-tax yield. As of December 31, 1999, the Company's portfolio was managed internally and the Company had $327.1 million of fixed income securities valued at market value. All of the Company's fixed income and equity securities are classified as available-for-sale.

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

In addition to the fixed income portfolio, the Company invests in other securities such as investment partnerships and certain strategic equity investments. Aside from certain strategic investments, the Company's current policy is to limit such investments to $10 million in aggregate.

The Company generally does not invest in off-balance sheet derivative financial investments. However, the Company has invested in one interest rate swap contract in connection with its revolving credit facility. The contract is an off-balance sheet instrument and serves to fix the Company's interest expense on the revolving credit facility.

Competition
-----------

The MPL insurance markets in Florida and Missouri are highly competitive from the perspective of pricing and the number of competitors writing business. Several companies offer products at lower premium rates than the Company and more companies may enter the Company's markets in the future. In addition, the Company believes that the number of healthcare entities that insure their affiliated physicians through self-insurance may begin to increase and affect both its Florida and Missouri based operations. Many of the MPL insurers are substantially larger and have considerably greater resources than the Company. Additionally, several of these insurers have received A.M. Best ratings that are higher than the Company's insurance subsidiaries ratings of "A- (Excellent)." In addition, because a substantial portion of the Company's products are marketed through independent insurance agencies, all of which represent more than one company, the Company faces competition within each agency in its own agency system. However, the Company's name recognition, medical society endorsements, physician board of directors, agency force and program development have all contributed to helping the Company maintain its number of insureds. Furthermore, the Company has been successful at target marketing groups and specialties that exhibit above average profitability and believes that its marketing success has allowed it to improve the quality and profitability of its overall business.

The Company believes that the principal competitive factors affecting its business in Florida are service, name recognition, and price, and that it is competitive in Florida in all of these areas. The Company enjoys strong name recognition in Florida by virtue of having been organized by, and operated for the principal benefit of, Florida physicians. The services offered to insureds of the Company, as well as the healthcare community in general, are intended to promote name recognition and to maintain and improve loyalty among the insureds of the Company. MPL insurance offered by FPIC has the exclusive endorsement of both the FMA and the FDA, and is also endorsed by various county and state medical societies.

In both Missouri and Kansas, Intermed and Interlex compete with both regional and national companies. In 1998, the last year for which statistics are available from the Missouri Department of Insurance, there were 54 companies writing medical malpractice insurance in the state. The top five writers have 57% of the market. The largest market share was 14.73%. Intermed, the seventh largest writer in the state in 1998, had a market share of 7.67%.

Ten companies wrote LPL insurance in the state of Missouri in 1998 according to the latest statistics available from the Missouri Department of Insurance. One company, sponsored by the Missouri Bar Association, had a market share of 69.36%. Interlex, which commenced operations in October 1994, had a market share of 10.8% and was the second largest writer.

A number of hospitals in Missouri have purchased the medical practices of fee-for-service physicians and hired the physicians as employees of the hospital or a corporate entity affiliated with the hospital. A number of such physicians formerly purchased their own professional liability insurance through smaller insurance companies such as Intermed. As a result of the consolidation, many of the hospitals purchasing the practices of physicians have become self-insured or sought professional liability insurance from professional liability carriers with capital and surplus greater than that of Intermed and at premiums lower than those currently offered by Intermed.

In general, local carriers who have been able to maintain strong customer loyalty dominate the MPL market in other states. The same targeted specialty and loss-free approach developed in Florida is being used in these other states. The Company is recruiting and developing an agency force to expand its market, provide service, and develop name recognition.

Insurance Ratings
-----------------

FPIC, APAC, Intermed, and Interlex currently have a financial condition rating from A.M. Best of "A- (Excellent)". An A.M. Best rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered an investment recommendation. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance that is supplemented by certain data, including responses to A.M. Best's questionnaires, quarterly National Association of Insurance Commissioners ("NAIC") filings, state insurance department examination reports, loss reserve reports, annual reports and reports filed with the Securities and Exchange Commission. A.M. Best undertakes a quantitative evaluation based upon profitability, leverage and liquidity and a qualitative evaluation based upon the composition of an insurer's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus and the experience and competency of its management.

Regulation
----------

The Company and its insurance subsidiaries are subject to extensive state regulatory oversight in Florida, Missouri and in the other jurisdictions in which they conduct business.

Florida and Missouri insurance laws regulate insurance holding company structures, including the Company and its subsidiaries. Each insurance company in a holding company structure is required to register with its domiciliary Department of Insurance (the "Department of Insurance") and furnish information concerning the operations of companies within the holding company structure that may materially affect the operations, management or financial condition of the insurers within the structure. Pursuant to these laws, the Department of Insurance may examine the Company, and/or FPIC, APAC, Intermed, and Interlex at any time and require disclosure of and/or approval of material transactions involving any insurance subsidiary of the Company, such as extraordinary dividends from FPIC, APAC, Intermed, and Interlex. All transactions within the holding company structure affecting the Company's insurance subsidiaries must be fair and reasonable.

Florida insurance laws provide that no person may acquire directly or indirectly five percent or more of the voting securities of a domiciled insurance company unless such person has obtained the prior written approval of the Department of Insurance for such acquisition. Any purchaser of five percent or more of the Company's insurance subsidiaries' outstanding common stock will generally be presumed to have acquired control of the insurance company. In lieu of obtaining such prior approval, a purchaser owning less than 10% of the outstanding shares of the Company or FPIC, APAC, Intermed, or Interlex may file a disclaimer of affiliation and control with the Department of Insurance.

Missouri insurance laws provide generally no person may acquire directly or indirectly ten percent or more of the voting securities of a domiciled insurance company unless such person has obtained the prior written approval of the Department of Insurance for such acquisition.

Since FPIC, APAC, Intermed, and Interlex are insurance companies, the Departments of Insurance in Florida and Missouri are their principal supervisors and regulators. However, these companies are also subject to supervision and regulation in the states in which they transact business in relation to numerous aspects of their business and financial condition. The primary purpose of such supervision and regulation is to insure the financial stability of the insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, required statutory financial statements and prescribing the types and amount of investments permitted. Although premium rate regulations vary among states and lines of insurance, such regulations generally require approval by each state regulator of the rates and policies to be used in its state.

Insurance companies are required to file detailed annual reports with the supervisory agencies in each state in which they do business, and their business and accounts are subject to examination by such agencies at any time.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles Project (the "Codification") as the NAIC supported basis of accounting. The Codification was approved with a provision allowing for discretion by each states' Department of Insurance in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state. The Codification will not affect the Company's consolidated financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"). The impact of the Codification on the Company's insurance subsidiaries' statutory financial statements has not been determined. Because the Codification represents a new basis of accounting for statutory financial statements, adoption of the Codification may have a significant impact on the insurance subsidiaries' statutory financial statements.

Although the NAIC has stated that the adoption date for the Codification is January 1, 2001, the implementation date is dependent upon an insurer's state of domicile. Accordingly, the Company's adoption date of the Codification is dependent upon actions of the Insurance Departments of the State of Florida and Missouri and the Florida and Missouri State Legislatures.

The insurance subsidiaries of the Company are subject to assessment by the Financial Guaranty Associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

The Gramm-Leach-Bliley Act of 1999 (the "Act") establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the federal Bank Holding Company Act framework to permit a bank holding company system to engage in a full range of financial activities, including insurance, through a new entity known as a "financial holding company." The Act may significantly change the competitive, operational and regulatory environment in which the Company and its subsidiaries conduct business. Generally, the Act (i) repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among commercial banks, securities firms, insurance companies, and other financial service providers; (ii) provides a uniform framework for the functional regulation of commercial banks, insurance companies and securities firms; (iii) broadens the activities that may be conducted by national banks (and derivatively, state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries; and (iv) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of insurance companies and other financial institutions.

The insurance industry is under continuous review by Congress, state legislatures and state and federal regulatory agencies. From time to time, various regulatory and legislative changes have been proposed for the insurance industry, some of which could have an effect on insurers or reinsurers. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of state and federal limits on certain damages for MPL as well as federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted, or the impact, if any, such adoption would have on the Company, although such impact could be material.

Third Party Services
--------------------

Through McCreary and its subsidiary, Employers Mutual, Inc. ("EMI"), the Company offers third party administration services, which it operates as a separate industry segment. McCreary specializes in the administration of self-insured plans for large employers. The lines of insurance that McCreary primarily administers are group accident and health, workers' compensation, general liability, and property. The main product of EMI is administration of self-insured plans for emerging managed care organizations.

The Company intends to offer these services to its existing and potential customer base of healthcare facilities and managed care organizations on both a self-insured and fully insured basis. For the year ended December 31, 1999, McCreary contributed $13.6 million to the Company's total revenues.

Reciprocal Management
---------------------

Effective January 1, 1999, the Company purchased Administrators For The Professions, Inc. ("AFP"). AFP is the manager and attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), the second largest MPL insurer for physicians in the state of New York. As such, AFP's primary business is the management and administration of PRI on behalf of its physician members.

In this regard, AFP has an exclusive 10-year management agreement with PRI, the current term of which runs through December 31, 2008, whereby it provides all underwriting, administrative and investment functions for PRI in exchange for compensation. Compensation under the agreement is based upon PRI's direct written premium and statutory operating results. The management agreement also provides that AFP is to be reimbursed by PRI for certain expenses paid by AFP on PRI's behalf. The expenses reimbursed by PRI consist principally of salary, related payroll, and overhead costs of AFP's claims, legal and risk management course personnel who work on PRI's behalf. AFP's reciprocal management and related operations have been consolidated with those of the Company. For the year ended December 31, 1999, AFP and its subsidiaries contributed $20.6 million to the Company's total revenues.

Employees
---------

At December 31, 1999, the Company employed 596 persons. None of these employees are covered by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

Item 2.  Properties
-------------------

The Company leases 8,926 square feet for its corporate headquarters and administrative offices located in downtown Jacksonville, Florida. The Company also owns an 8-story, 70,000 square foot office building in Jacksonville where 26,600 square feet of space is occupied by FPIC for its insurance operations and 12,000 square feet is occupied by EMI. The Company and its subsidiaries also lease additional facilities for their operations in various locations throughout the United States. Management believes the Company's owned and leased properties are adequate for the Company's current needs.

Item 3.  Legal Proceedings
--------------------------

There are no material pending legal proceedings against the Company or its subsidiaries other than litigation arising in connection with the settlement of insurance claims.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
-------

The Company's common equity has been publicly traded on the NASDAQ National Market System since August 1, 1996 under the symbol FPIC. The following table sets forth for the periods indicated the high and low bid quotations as reported. Such quotations reflect inter-dealer bids and offers, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


        1999    First Quarter  Second Quarter   Third Quarter  Fourth Quarter
        ----    -------------  --------------   -------------  --------------
High Bid         $  49.13          49.88            50.63          22.38
Low Bid             37.88          40.25            14.25          14.88

        1998
        ----
High Bid         $  32.37          37.25            37.25          47.81
Low Bid             26.00          31.87            24.75          23.00


As of March 23, 2000, the Company estimated that there were approximately 5,500 beneficial owners of the Company's common stock.

The Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data presented below for the fiscal years ending December 31 should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which are included elsewhere herein. All per share amounts have been stated giving retroactive effect for the stock split that occurred as a result of the Reorganization in June 1996.

                                   (in thousands, except per share amounts)

Income Statement Data:           1999        1998       1997        1996        1995
---------------------            ----        ----       ----        ----        ----

Direct written premiums        $148,216    116,989     77,771      64,292      56,641
Total revenues                 $170,823    120,321     93,216      76,982      69,531
Net income                     $ 21,869     20,693     16,557      13,324      11,686
Basic earnings per share       $   2.24       2.22       1.83        1.57        1.47
Diluted earnings per share     $   2.19       2.11       1.76        1.53        1.47
Cash dividend declared
   per share                   $   --         --         --           .10         .10


                                                       (in thousands)

Balance Sheet Data:           1999        1998       1997       1996       1995
------------------            ----        ----       ----       ----       ----
Total investments           $346,589    345,004    268,300    238,497    221,604
Total assets                $582,223    479,378    352,849    303,553    276,699
Loss and LAE liabilities    $273,092    242,377    188,086    172,738    164,506
Revolving credit facility   $ 62,719     27,165       --         --         --
Total liabilities           $415,844    328,448    232,785    207,141    195,143
Shareholders' equity        $166,379    150,931    120,064     96,411     81,556


Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations
-------------

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report. The consolidated financial statements include the results of all of the Company's wholly owned and majority owned subsidiaries. The results of AFP and Tenere have been included from January 1, 1999 and March 17, 1999, respectively. All amounts have been rounded to the nearest $100,000.

General
-------

FPIC Insurance Group, Inc. ("FIG" or the "Company") was formed in 1996 in connection with a reorganization pursuant to which it became the parent company of Florida Physicians Insurance Company, Inc. ("FPIC") and McCreary Corporation ("McCreary"), a third party administrator. The Company's primary source of revenue is management fees and dividends from its subsidiaries. The primary sources of revenues for these amounts are premiums earned and investment income derived from the insurance operations of FPIC, APAC, Intermed, and Interlex, and fee and commission income from McCreary, AFP and their respective subsidiaries. The Company, through its insurance subsidiaries, specializes in professional liability insurance products and services for the healthcare community, with MPL insurance for physicians and dentists as its primary product. The Company's MPL insurance is written substantially on a "claims-made" basis (as opposed to an "occurrence" basis) providing protection to the insured only for those claims that arise out of incidents occurring, and of which notice to the insurer is given, while coverage is in effect. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine.

During 1997, (i) McCreary acquired Employers Mutual, Inc. ("EMI"), a third party administrator; (ii) the Company acquired a 20% interest in APS Insurance Services, Inc. ("APS"), a management company for a Texas MPL insurance reciprocal; and (iii) FPIC acquired renewal rights with respect to Frontier Insurance Company's Florida book of physician MPL business. On July 1, 1998, the Company acquired Anesthesiologists' Professional Assurance Company ("APAC"), a Florida-based MPL insurer. On January 6, 1999, the Company acquired Administrators for the Professions, Inc. ("AFP"), the management company for Physicians' Reciprocal Insurers ("PRI"), a New York MPL insurance reciprocal. On March 17, 1999, FPIC acquired The Tenere Group, Inc. ("Tenere"), a Missouri insurance holding company that owns Intermed Insurance Company ("Intermed"), a Missouri MPL insurer, and Interlex Insurance Company ("Interlex"), a Missouri LPL insurer.

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Unexpected high frequency or severity of losses for the Company's insurance subsidiaries in any period, particularly in the Company's prior three policy years, could have a material adverse effect on the

Company. In addition, reevaluations of the liability for loss and LAE could result in an increase or decrease in liabilities and a corresponding adjustment to earnings. The Company's historical results of operations are not necessarily indicative of future earnings.

Overview
--------

Fiscal year 1999 was another year of growth for the Company. Net premiums earned by the Company's insurance subsidiaries grew 31.9%, from $89.6 million in 1998 to $118.2 million in 1999. Total revenues increased 42.0%, from $120.3 million in 1998 to $170.8 million in 1999. Net income increased 5.8%, from $20.7 million in 1998 to $21.9 million in 1999. Fully diluted earnings per share increased $.08 per share from $2.11 per share in 1998 to $2.19 per share in 1999. During 1999, the portion of the Company's revenues attributable to areas other than its core physicians MPL market continued to increase. The 1999 net losses and loss adjustment expenses for the Company's insurance subsidiaries rose 20.2%, from $67.4 million in 1998 to $81.0 million in 1999.

The Company believes that the premiums and earnings growth rates in 2000 are not likely to be comparable to those achieved in 1999, which were largely the results of acquisitions.

Insurance Operations
--------------------

With respect to the Company's core MPL business, total insureds increased 2,793 from 8,525 in 1998 to 11,318 in 1999. Of this increase, 2.9% is attributable to growth at APAC and the acquisition of Intermed and Interlex, which accounted for 51.5% and 43.1% of the increase, respectively. FPIC accounted for the balance of the increase. Physician insureds grew 23.8%, from 6,383 in 1998 to 7,905 in 1999. Dental insureds grew 18.0%, from 1,843 in 1998 to 2,174 in 1999. Net premiums earned on the Company's MPL business grew 30.6%, from $74.8 million in 1998 to $97.7 million in 1999.

Growth was achieved during 1999 in other product areas such as legal defense for healthcare provider licensure investigations, group accident and health insurance coverage and errors & omissions and directors & officers liability insurance for managed care organizations. Net premiums earned for these products increased from $14.7 million in 1998 to $20.5 million in 1999, primarily as a result of the increased health premium.

The Company experienced another solid year of underwriting results during 1999, with the frequency of physician claims reported decreasing by 2.6% from 1998 levels. The decline in claims frequency over the past several years is a positive sign for future claims development. The primary risk to future positive development of the Company's claims expense is unanticipated increases in the average claim payment, also known as severity. Loss experience on the 1996 and prior report years is developing as expected and, in some instances, better than expected. However, while report years 1997, 1998, and 1999 are not mature enough to accurately project at this time, management believes it is unlikely that the reserves carried for these years will develop to be as materially redundant as has been the case in the past.

The Company's combined ratio for fiscal year 1999, calculated using generally accepted accounting principles ("GAAP"), declined 1.7%, from 89.2% in 1998 to 87.7% in 1999. The combined ratio is defined as the sum of net losses and loss adjustment expenses plus other underwriting expenses as a percentage of net premiums earned. This positive trend was primarily due to favorable loss and LAE experience on the Company's core MPL business, the addition of assumed reinsurance, which carries a lower loss and combined ratio than the core MPL business, offset to some extent by adverse results from the Company's group accident and health business. As discussed in the preceding paragraph, management expects that the level of favorable development and corresponding reserve reductions will decline in 2000; therefore, the Company's combined ratio can be expected to increase accordingly.

During 1999, the Company requested a 40% rate increase on its FDA group accident and health program from the Florida Department of Insurance for which it received approval in February 2000. This rate increase will begin to take effect for business written or renewed beginning April 1, 2000. However, based upon management's expectation that adverse accident and health claim trends may continue, the Company has subsequently announced its intention to withdraw from all its group accident and health programs. The Company's group accident and health programs combined contributed an after-tax operating loss of approximately $3.9 million for the year ended December 31, 1999, as compared to an after-tax operating gain of $.4 million for the year ended December 31, 1998.

Investments
-----------

The Company invests primarily in a diversified portfolio of high grade, taxable and tax-exempt, fixed-income securities, with a targeted duration of approximately five years. The majority of these securities are held as invested assets by the various insurance subsidiaries. At the close of 1999, 55% of the fixed-income portfolio was invested in tax-exempt securities and 45% in taxable securities.

On a consolidated basis, the Company's total investment portfolio grew $1.6 million from $345.0 million in 1998 to $346.6 million in 1999. APAC and Tenere accounted for $4.3 million and $44.5 million, respectively, of the increase in the Company's total investment portfolio while FPIC's portfolio declined $39.8 million due to sales of bonds in connection with the acquisition of Tenere, dividends paid to the Company in connection with the acquisition of AFP and unrealized losses on FPIC's portfolio. The growth in investments also consisted of a net contribution from the reinvestment of net interest income, a decrease in equity securities of $.6 million and an increase in other invested assets of $.4 million. Net investment income earned increased 8.6%, from $17.5 million in 1998 to $19.0 million in 1999.

Outlook for Florida and Missouri MPL Markets
--------------------------------------------

The Company's assessment of the current Florida and Missouri MPL markets indicates that premium growth may be flat to slightly negative for 2000 due to the continuation of intense competition from both the large numbers of carriers already present and new carriers entering these states. This competition is likely to keep downward pressure on rates during 2000.

Effective January 1, 2000, the insurance subsidiaries of the Company did not institute any overall rate increases. However, certain regions in the various states in which the Company does business as well as certain medical specialties did receive rate increases. Within these specialties and regions, the Company has continued to realize deteriorating loss experience with loss ratios reaching levels that, over time, could negatively affect earnings. The Company's strategy is to increase pricing on these negatively developing medical specialties and regions to the level where contribution is being made toward covering related fixed expenses.

1999 Acquisitions and 2000 Strategy
-----------------------------------

Effective January 1, 1999, the Company acquired AFP, which is the manager and attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), a New York MPL insurance reciprocal. PRI, which is the second largest MPL carrier for physicians in New York, insures over 8,000 physicians and has direct written premiums of approximately $130 million and total assets of approximately $897 million. The purchase consideration paid by the Company for AFP consisted of $44 million in cash and 214,286 shares of the Company's common stock. AFP derives its income from management fees paid by PRI. The acquisition of AFP had a positive impact on the Company's 1999 operating results.

The Company continues to consider and analyze the possibility of sponsoring a conversion of PRI to a stock insurer and acquiring it. Such a transaction, although unlikely during the coming year, would be subject to the approval of the Company's board of directors and shareholders, as well as PRI's Board of Trustees and policyholders, and the Florida and New York Departments of Insurance and other regulatory authorities. Such an acquisition would give the Company direct ownership of a large northeastern MPL insurer and has the potential to further improve the Company's operating results.

On March 17, 1999, FPIC acquired Tenere, which is the holding company for Intermed, a Missouri MPL insurer with approximately 1,439 insureds, and Interlex, a Missouri LPL insurer with approximately 1,205 insureds. The purchase price for Tenere was approximately $19.6 million in cash. Included in the net assets acquired was approximately $14 million in cash. Contrary to management's initial expectations, Tenere contributed an after-tax net operating loss of approximately $688,000 to the Company's consolidated operating results for 1999. Tenere's 1999 loss was primarily the result of a reserve strengthening. The acquisition of Tenere, Intermed, and Interlex provided the Company with approximately $8.2 million of additional net premiums earned and increased the Company's presence in the southern mid-west. The Company contemplates prudently expanding the LPL business to the Company's other states of operation and to use the Company's existing relationships with legal defense attorneys to help market this business.

On August 6, 1999, the Company's subsidiary, EMI, purchased all of the assets of Brokerage Services, Inc. ("BSI") and Group Brokerage, Inc. ("GBI"), related corporations headquartered in Albuquerque, New Mexico. BSI and GBI provide third party administration services for self-insured and fully insured health plans. The consideration paid by EMI for such assets aggregated approximately $1,000,000.

The Company continues to believe that the MPL industry is in a consolidation phase and will ultimately be dominated by companies with a national or large regional presence. During 2000, the Company will continue to work to implement its strategy of growing nationally within the MPL industry by expanding writings of its existing carriers geographically and through strategic acquisitions that may become available. The Company views ideal acquisition candidates as companies that are as strong or stronger than the Company on a relative basis and seeks acquisitions that are expected to be immediately accretive to earnings.

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

A secondary acquisition strategy that the Company considers viable is the acquisition and consolidation of operations of small to medium sized third party administrators ("TPAs") for self-insured and fully insured health plans. The Company currently owns two TPAs, McCreary and EMI, and has identified other TPAs that are acquisition candidates.

A number of capital sources are available to finance acquisitions, including internally generated funds, bank credit facilities and newly issued debt and/or equity securities.

On June 29, 1999, the Company's Board of Directors approved the extension of a stock repurchase plan pursuant to which the Company is authorized to repurchase, at management's discretion, up to 500,000 of its shares on the open market over a twelve-month period. As of December 31, 1999, the Company had repurchased 460,500 shares pursuant to this plan at a cost of approximately $10.1 million. On September 11, 1999, the Company's Board of Directors approved an additional stock buyback program, pursuant to which the Company is authorized to repurchase an additional 500,000 shares of its stock on the open market when all available shares have been repurchased under the previously announced program.

On January 25, 2000, the Company's Board approved a third stock buyback program for an additional 500,000 shares, under which the Company can repurchase shares upon completion of the first two programs. Subsequent to December 31, 1999, and as of March 20, 2000, the Company has repurchased an additional 280,000 shares for approximately $4.7 million, completing the first program plus 240,500 shares authorized under the second program. This leaves 259,500 shares that are authorized under the second program, and 500,000 shares under the third, for a total of 759,500 shares available for repurchase.

Selected Balance Sheet Items - December 31, 1999 compared to December 31, 1998

As noted above, the Company completed two significant acquisitions, AFP and Tenere, in the first quarter of 1999. These acquisitions were accounted for using the purchase method and had an impact on certain balance sheet accounts. The effects of these acquisitions as well as other changes are described below.

Premiums Receivable
-------------------

Premiums receivable increased $5.5 million, from $40.3 million at December 31, 1998 to $45.8 million at December 31, 1999 primarily due to the acquisition of Tenere, which added $1.9 million, additional health premium receivables of $.5 million and additional assumed premiums of $3.2 million.

Due From Reinsurers on Unpaid Losses and Advance Premiums
---------------------------------------------------------

Due from reinsurers on unpaid losses and advance premiums increased $18.3 million, from $42.1 million at December 31, 1998 to $60.4 million at December 31, 1999 primarily due to the acquisition of Tenere.

Deferred Income Taxes
---------------------

Deferred income taxes increased $11.9 million, from $9.3 million at December 31, 1998 to $21.2 million at December 31, 1999. Approximately $5.8 million of the increase is due to the acquisition of Tenere. The remaining $6.1 million relates to deferred tax changes due to fluctuations in unrealized gains and losses on investments available for sale.

Goodwill
--------

Goodwill increased $57.7 million, from $12.7 million at December 31, 1998 to $70.4 million at December 31, 1999. The increase is primarily related to the acquisitions of AFP and Tenere, of $55.0 million and $3.9 million, respectively.

Loss and Loss Adjustment Expenses
---------------------------------

The liability for loss and LAE increased $30.7 million, from $242.4 million at December 31, 1998 to $273.1 million at December 31, 1999. The increase is primarily due to the acquisition of Tenere and the inclusion of its reserves.

Unearned Premiums
-----------------

Unearned premiums increased $11.5 million, from $44.3 million at December 31, 1998 to $55.8 million at December 31, 1999. Approximately $1.8 million of the increase is due to the acquisition of Tenere. The remaining $9.7 million is primarily due to an increase in premiums on assumed business during 1999.

Revolving Credit Facility
-------------------------

The revolving credit facility increased $35.5 million, from $27.2 million at December 31, 1998 to $62.7 million at December 31, 1999. The increase in the credit facility is due to additional borrowings to complete the acquisition of AFP and fund non-operating cash needs, such as the repurchase of the Company's common stock.

Accrued Expenses and Other Liabilities
--------------------------------------

Accrued expenses and other liabilities increased $10.0 million, from $8.8 million at December 31, 1998 to $18.8 million at December 31, 1999 primarily due to the acquisitions of AFP and Tenere, which added $2.6 million and $5.5 million, respectively.

Additional Paid-In Capital
--------------------------

Additional paid-in capital increased $7.6 million, from $34.3 million at December 31, 1998 to $41.9 million at December 31, 1999. This increase is due to shares issued in connection with the purchase of AFP offset by a decline in additional paid-in capital due to repurchase of the Company's common stock.

Accumulated Other Comprehensive Income
--------------------------------------

Accumulated other comprehensive income decreased $14.1 million from $5.6 million at December 31, 1998 to $(8.5) million at December 31, 1999 due to unrealized losses on securities available for sale.

Results of Operations - Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Premiums
--------

Direct premiums written and assumed increased $31.2 million, or 26.7%, from $117.0 million in 1998 to $148.2 million in 1999. The increase in premiums written and assumed is due to the acquisitions of APAC and Tenere, which added $6.1 million and $6.2 million, respectively, and additional assumed premiums written of $12.1 million. Net premiums earned increased $28.6 million, or 31.9%, from $89.6 million for the year ended December 31, 1998 to $118.2 million for the year ended December 31, 1999. The increase in net premiums earned is due to the acquisition of Tenere, which added $6.3 million, a full year of premiums earned at APAC of $4.2 million, additional assumed MPL premium of $13.4 million, and additional health premium of $4.7 million.

Net Investment Income
---------------------

Net investment income increased $1.5 million, or 8.6%, from $17.5 million in 1998 to $19.0 million in 1999. The increase was primarily attributable to the inclusion of Tenere, which added approximately $1.9 million of investment income. The overall allocation to tax-free securities decreased from 58% in 1998 to 55% in 1999.

Claims Administration and Management Fees and Commission Income
---------------------------------------------------------------

Claims administration fees and commission income increased $19.4 million, or 167.2%, from $11.6 million in 1998 to $31.0 million in 1999. The increase is primarily attributable to the acquisition of AFP, which added $20.6 million in management fees and commission revenue during 1999.

Claims administration fees are revenues generated by McCreary's core business, which is the administration of self-insured programs for large employers, primarily in the health and workers' compensation areas. Neither McCreary nor the Company assume insurance risks on these products; each employer assumes the risk and McCreary places any desired excess coverage with various insurers and reinsurers. McCreary generated commission income from the placement of this excess coverage. Management fees are revenues generated by AFP for providing all underwriting, administrative and investment functions for PRI.

Losses and LAE
--------------

Losses and LAE increased $13.6 million, or 20.2%, from $67.4 million in 1998 to $81.0 million in 1999, reflecting, in part, the increase in premiums earned. The GAAP loss ratios were 68.5% in 1999 and 75.2% in 1998. The loss ratio is defined as losses and loss adjustment expenses as a percentage of net premiums earned. The positive trend in the Company's loss ratio was primarily due to favorable loss and LAE experience on business written on the Company's core MPL business, the addition of assumed reinsurance, which carries a lower loss ratio than the core MPL business, offset to some extent by adverse results from the Company's group accident and health business. The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in frequency and severity of claims.

In connection with the Company's review of the liability for losses and LAE, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $18.6 million in 1999 and $14.3 million in 1998. Given recent competitive market conditions, which have lessened the Company's ability to underwrite and price its business at such favorable terms, management does not expect reserve reductions to continue at these levels in 2000. Furthermore, given the inherent uncertainties in the estimation of loss and LAE reserves, there can be no assurance concerning future adjustments, positive or negative, for prior years' claims.

Other Underwriting Expenses
---------------------------

Other underwriting expenses increased $10.2 million, or 81.6%, from $12.5 million in 1998 to $22.7 million in 1999. The increase is primarily attributable to an increase in expenses related to assumed premiums of $1.4 million, and the inclusion of APAC and Tenere, which combined, added $6.0 million. In addition, general and administrative expenses increased $2.3 million, including a non-recurring severance charge of $1.9 million. In addition, the Company's health insurance products have a higher expense factor than the Company's core MPL products.

Claims Administration and Management Expenses
---------------------------------------------

Claims administration and management expenses increased $16.9 million, or 170.7%, from $9.9 million in 1998 to $26.8 million in 1999. The increase is primarily attributable to the purchase of AFP, which incurred $14.3 million in management expenses during 1999 and $.7 in compensation expense related to stock grants for AFP employees.

Interest Expense
----------------

Interest expense increased $3.2 million, from $.8 million in 1998 to $4.0 million in 1999. The increase is primarily due to additional draws on the credit facility to fund non-operating activities and the acquisition of AFP.

Other Expenses
--------------

Other expenses increased $4.4 million, from $.8 million in 1998 to $5.2 million in 1999. The increase is primarily attributable to amortization expense on goodwill recorded in connection with acquisitions accounted for under the purchase method.

Income Tax
----------

Income taxes increased $1.1 million, or 13.4%, from $8.2 million in 1998 to $9.3 million in 1999. This increase was due to additional income before taxes.

Net Income
----------

Net income increased $1.2 million, or 5.8%, from $20.7 million in 1998 to $21.9 million in 1999. Diluted earnings increased $.08 per share from $2.11 per share for the year ended December 31, 1998 to $2.19 per share (including the $.16 per share nonrecurring severance charge) for the year ended December 31, 1999. Excluding the nonrecurring severance charge of $.16 per share, operating earnings per share for the year-ended December 31, 1999 would be $2.32 per share.

Results of Operations - Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Premiums
--------

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

Net Investment Income
---------------------

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

Claims Administration and Management Fees and Commission Income
---------------------------------------------------------------

Claims administration fees are revenues generated by McCreary's core business, which is the administration of self-insured programs for large employers, primarily in the health and workers' compensation areas. Neither McCreary nor the Company assumes insurance risk on these products; each employer assumes the risk and McCreary places any desired excess coverage with various insurers and reinsurers. McCreary generated all the commission income from the placement of this excess coverage.

Claims administration fees and commission income increased $1.4 million, or 14%, from $10.2 million in 1997 to $11.6 million in 1998. This increase is attributable to the addition of new contracts.

Losses and LAE
--------------

Losses and LAE increased $13.4 million, or 25%, from $54.0 million in 1997 to $67.4 million in 1998 reflecting, in part, the increase in premiums earned. The GAAP loss ratios were 75.2% in 1998 and 82.5% in 1997. The lower loss ratio in 1998 reflects a change in the mix of business, particularly the group accident and health product, which during 1998 ran at a lower loss ratio than the Company's MPL business. In connection with the Company's review of the liability for losses and LAE, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its reserves for claims occurring in prior periods by $14.3 million in 1998 and $15.1 million in 1997.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in frequency and severity of claims. Given the inherent uncertainties in the estimation of loss and LAE reserves, there can be no assurance concerning future adjustments, positive or negative, for prior years' claims.

Other Underwriting Expenses
---------------------------

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

Claims Administration and Management Expenses
---------------------------------------------

Claims administration expenses increased $1.4 million, or 16%, from $8.5 million in 1997 to $9.9 million in 1998. This increase was primarily attributed to the addition of new contracts.

Other Expenses
--------------

Other expenses increased $.5 million, or 166.7%, from $.3 million in 1997 to $.8 million in 1998. The increase is primarily attributable to the purchase of Sy.Med in 1998.

Income Tax
----------

Income taxes increased $1.4 million, or 21%, from $6.8 million in 1997 to $8.2 million in 1998. This increase was due to additional income before taxes.

Net Income
----------

Net income increased $4.1 million, or 25%, from $16.6 million in 1997 to $20.7 million in 1998. Diluted earnings increased $.35 per share, or 19.9%, from $1.76 per share for the year-ended December 31, 1997 to $2.11 per share for the year-ended December 31, 1998.

Liquidity and Capital Resources

The payment of losses and LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during 1999 to meet the Company's needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increasing use of managed care and adverse legislative changes. In order to compensate for such risk, the Company: (i) maintains what management considers to be adequate reinsurance; (ii) conducts regular actuarial reviews of loss reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

The Company maintains a $75,000,000 revolving credit facility with five banks to meet certain non-operating cash needs as they may arise. As of December 31, 1999, $62,719,109 had been borrowed under this facility at an interest rate of approximately 6.4% per annum. The credit facility bears interest at various rates ranging from LIBOR plus 0.75% to Prime plus 0.50%. The credit facility terminates on January 4, 2002. The Company anticipates that before such time, it would either extend the financing or obtain alternative financing. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) the Company's funded debt to total capital plus funded debt ratio cannot exceed 0.35:1 and b) net premiums written to statutory capital and surplus ratio cannot exceed 2.0:1. At December 31, 1999, the Company's subsidiary, Intermed, was in technical violation of one of the Company's loan covenants. The Company has obtained a waiver for this technical violation bringing Intermed and the Company into compliance. The credit facility is guaranteed by certain subsidiaries and collateralized by the common stock of certain subsidiaries.

At December 31, 1999, the Company held approximately $14.3 million in investments scheduled to mature during the next twelve months, which combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As highlighted in the accompanying consolidated statements of cash flows, the Company generated positive net cash from operations of $14,342,940 in 1999.

Shareholder dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri law. In 2000, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $19,700,000 without prior regulatory approval.

The NAIC has developed risk-based capital ("RBC") measurements for insurers, which have been adopted by the Florida and Missouri Departments of Insurance. RBC measurements provide state regulators with varying levels of authority based on the adequacy of an insurer's adjusted surplus. At December 31, 1999, the Company's insurance subsidiaries maintain adjusted surplus in excess of all required RBC thresholds.

Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued in June 1999 and defers the effective date of SFAS No. 133. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that SFAS No. 133 will not have a significant impact on the Company's consolidated financial position or results of operations.

Guaranty Fund Assessments

The Company is subject to assessment by the Florida Insurance Guaranty Association, Inc. (FIGA) and the Missouri Property and Casualty Insurance Guaranty Association (MPCIGA) as well as similar associations in other states where it is licensed, for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. In addition to the standard assessments, the Florida and Missouri Legislatures may levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on a basis of premium written. No provision for special assessments was made in the 1999 financial statements. However, damages caused by future catastrophes could subject the Company to additional assessments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve various risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk is the risk of loss arising from adverse changes in market rates and conditions, such as interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1999. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of December 31, 1999 was $335,899,101. Approximately 97.4% of the portfolio was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity risk is not material.

The Company does not believe it has any foreign currency exposure. The Company does not conduct any operations outside of the United States nor does the Company own any non-U.S. dollar denominated securities.

Generally, the Company does not invest in derivatives and does not currently use any hedging strategies in its investment portfolio. However, the Company has invested in one interest rate swap contract to fix the interest rate in connection with its revolving credit facility. As of December 31, 1999, the Company's investments in Collateral Mortgage Obligations and Asset Backed Securities represented approximately one percent of its investment portfolio. The Company's investment portfolio is predominately fixed-income with approximately 43.4% allocated to the municipal sector. The balance is diversified through investments in Treasuries, agencies, corporates and mortgage-backed securities. The three market risks that can most directly affect the investment portfolio are changes in US interest rates, credit risks and legislative changes impacting the tax-exempt status of municipal securities.

Adverse impacts to the Company resulting from changes in interest rates is primarily controlled through limiting the duration, or average maturity, of the overall portfolio. The Company manages the duration of its portfolio relative to the duration of the anticipated liabilities of the Company. Credit risks are controlled through investing in securities with above average credit ratings. Approximately 63.3% of the portfolio is AAA, 15.0% is AA, 5.7% is A and 15.9% is BBB rated. From time to time discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. While the Company is diligent in its efforts to stay current on legislative acts that could adversely impact the tax exempt status of municipal securities, and while it is uncertain as to whether these changes would ultimately affect valuation of municipal securities currently held in the portfolio, at present there are no hedging or other strategies being specifically used to minimize this risk. If interest rates were to rise 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $17,600,000.

There have been no significant changes to the Company's exposure to financial market risks during the year nor does the Company anticipate any significant changes in future reporting periods.

The amounts reported as cash flows in the table below for fixed maturities represent par values at maturity date. The fair values of fixed maturities as disclosed in the table below are based upon quoted market prices or dealer quotes for comparable securities. The fair value of the credit facility is based on the amount of cash flows discounted over the applicable term at the Company's borrowing rate at December 31, 1999.


                                                                    Projected Cash Flows (in thousands)
                                  --------------------------------------------------------------------------------------------------
                                                                                                                December 31, 1999
                                       2000       2001      2002       2003     2004    Thereafter   Total          Fair Value
                                       ----       ----      ----       ----     ----    ----------   -----     ---------------------

Assets
------
Fixed maturity securities:

  Available for sale               $  14,300    15,028       5,800   17,047    14,007    273,337    339,518           327,076

Liabilities:
------------

  Credit facility                  $                       62,719                                                      56,559

Weighted Average Interest Rate:
-------------------------------

  Fixed maturity securities           5.52%      6.39%      6.54%     6.34%     6.96%      6.23%     6.26%
  Credit facility                                           5.27%




Year 2000

In order to avoid potential Year 2000 ("Y2K") problems, the Company adopted a Year 2000 Plan ("the Plan") covering all of the Company's operations. The aim of the Plan was to take steps to prevent the Company's processes and systems, with emphasis on mission-critical functions, from being impaired due to Y2K problems. Y2K problems result from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The Plan considered the readiness of software systems written internally and those provided by third parties to process data and perform date calculations correctly using dates beginning January 1, 2000 and beyond. Hardware, including network servers, PC workstations, network routers, and communication equipment were reviewed to determine that firmware and operating system software were Y2K compliant.

As of March 30, 2000, the Company has not experienced any significant Y2K problems prior to or after January 1, 2000. The Company further believes that it will not experience any material Y2K problems in its mission critical functions, processes and systems.

The Company anticipated that total costs for Y2K awareness, inventory, assessment, analysis, conversion, testing and contingency planning would be approximately $150,000. As of March 30, 2000, approximately $140,000 in costs had been incurred. The Company does not anticipate any material costs related to Y2K.

The costs incurred to address Y2K problems did not have a material effect on the Company's consolidated financial position or results of operations.

From a forward-looking perspective, Y2K problems may affect the Company for some period of time after January 1, 2000. However, the extent and magnitude of the Y2K problem is difficult to predict or quantify. If, despite the Company's reasonable efforts under its Plan, there are mission critical Y2K related failures that create substantial disruptions to the Company's business, the adverse impact on the Company's business could be material.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The consolidated financial statements and schedules listed in Item 14(a)(1) and
(2) are included in this Report beginning on Page 35.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required hereunder with respect to directors and the five highest compensated officers will appear under the heading "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference. Information regarding the Company's other executive officers is as follows:

Name of Executive Officers   Age                 Capacity

Kim D. Thorpe                44        Executive Vice President and Chief
                                        Financial Officer
Donald J. Sabia              41        Vice President-Finance
David L. Rader               53        President and Director

Kim D. Thorpe has served the Company as Executive Vice President and Chief Financial Officer since November 1999. Mr. Thorpe is a certified public accountant. Prior to joining the Company, Mr. Thorpe served as the chief financial officer of a life insurance business unit of GE Financial Assurance, a subsidiary of GE Capital Corporation and General Electric Company. Before joining GE in March 1998, Mr. Thorpe was a partner with the accounting firm of PricewaterhouseCoopers LLP, where he practiced public accounting for approximately 12 years.

Donald J. Sabia has served as a Vice President of the Company since its formation in 1996 and as an officer of FPIC since 1995 and has been employed by the Company since 1993. From 1986 to 1993, Mr. Sabia was an auditor with the accounting firm of Coopers & Lybrand. Mr. Sabia is a Certified Public Accountant. Mr. Sabia has tendered his resignation and will be departing the Company effective April 1, 2000.

David L. Rader has served as President, Chief Operating Officer and Director of FPIC since September 1999. Mr. Rader previously served as President and Director of FPIC from 1984 through 1990. He has been a senior officer or director of Physicians Insurance Company of Ohio, Physicians Insurance Company of Michigan, Physicians Insurance Company of Indiana and Kentucky Medical Insurance Company. Immediately prior to joining FPIC in 1984, he was President of American Physicians Life Insurance Company. From 1995 through 1997, he was President and Chief Operating Officer of Plans' Liability

Insurance Company in Chicago, Illinois. He is a founding member of Physicians Insurers Association of America (PIAA).

Item 11.  Executive Compensation

The information required herein will appear under the heading "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required herein will appear under the heading "Principal Shareholders and Securities Ownership of Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required herein will appear under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Financial Statements and Schedules:
         -----------------------------------
          FPIC Insurance Group, Inc.:
            Independent Auditors' Report

            Consolidated Balance Sheets at December 31, 1999 and 1998

            Consolidated Statements of Income for the years ended December 31,
                 1999, 1998 and 1997
            Consolidated Statements of Comprehensive Income for the years ended
                 December 31, 1999, 1998 and 1997
            Consolidated Statements of Changes in Stockholders' Equity for the
                 years ended December 31, 1999, 1998 and 1997
            Consolidated Statements of Cash Flows for the years ended December
                 31, 1999, 1998 and 1997

            Notes to the Consolidated Financial Statements

      2. Financial Statement Schedules:
         ------------------------------
              (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto)

             I     Summary of Investments - Other than Related Party Investments
            II     Condensed Financial Information of Registrant
           III     Supplemental Insurance Information
            IV     Reinsurance
             V     Valuation and Qualifying Accounts

      3. Exhibits:
         ---------
            Exhibit No.
            -----------

            3.1 Restated Articles of Incorporation of FPIC Insurance Group, Inc., incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on August 16, 1999.


            3.2 Bylaws of FPIC Insurance Group, Inc., incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

            10(a) Form of Employment Agreement dated December 30, 1992, amended
                  November 4, 1995, and amended February 28, 1996 and extended on November 7, 1998, between FPIC and William R. Russell, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996 and the Company's Form 10-Q, incorporated by reference to the Company's definitive proxy statement (Commission File No. 1-11983) filed on May 7, 1999.

            10(b) Form of Severance Agreements dated February 28, 1996, between
                  FPIC and William R. Russell, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

            10(c) Form of Indemnity Agreement dated February 28, 1996 between the Registrant and Drs. Acosta-Rua, Gause, Shapiro, Selander, White, Bagby, Baratta, Murray, Bridges, Hagen, Van Eldik, Yonge, Messrs. Russell, Rosenbloom, Sabia, Carey, Driscoll and Ms. Whitter, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996).

            10(d) Omnibus Incentive Plan, as amended, incorporated by reference to the Company's definitive proxy statement (Commission File No. 1-11983) filed on May 7, 1999.

            10(e) Director Stock Option Plan, as amended, incorporated by reference to the Company's definitive proxy statement (Commission File No. 1-11983) filed on May 7, 1999.

            10(f) Supplemental Executive Retirement Plan, as amended,
                  incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.

            10(g) Excess Benefit Plan, incorporated by reference to the
                  Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

            10(h) Deferred Compensation Plan, incorporated by reference to the
                  Company's Registration Statement on Form S-1 (Registration No. 333-04585) first filed on May 24, 1996.

            10(i) Agreement and Plan of Merger dated as of April 14, 1998 among the Company, Anesthesiologists' Professional Assurance Association, Inc., the APAA Liquidating Trust and Anesthesiologists' Professional Assurance Company, incorporated by reference to the Company's filing on Form 10-K (Commission File No. 1-11983) filed on March 31, 1999.

            10(l) Form of Severance Agreement dated January 1, 1999 between the
                  Registrant and John R. Byers incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.

            10(m) Form of Employment Agreement dated January 1, 1999 between the
                  Registrant and John R. Byers incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.

            10(n) Form of Employment Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe.

            10(o) Form of Severance Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe.

            10(p) Form of Indemnity Agreement dated January 1, 1999 between the
                  Registrant and Frank Moya, M.D. and John R. Byers.

            10(q) Form of Indemnity Agreement dated May 8, 1999 between the
                  Registrant and Mss. Deyo, Parks and Ryan.

            10(r) Form of Indemnity Agreement dated August 22, 1999 between the
                  Registrant and Steven Coniglio.

            10(s) Form of Indemnity Agreement dated November 6, 1999 between the
                  Registrant and Messrs. Cetin and Thorpe.

            21    Subsidiaries of the Registrant.

            23    Consent of KPMG LLP

            27    Financial Data Schedule.

(b)   Reports on Form 8-K
      -------------------

      The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 27th day of March, 2000.

                                      FPIC Insurance Group, Inc.


                                      By    /s/ William R. Russell
                                          ---------------------------
                                         William R. Russell, President
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                         Date
         ---------                      -----                         ----

      /s/ William R. Russell     President, Chief Executive       March 27, 2000
    ------------------------     Officer and Director
    William R. Russell           (Principal Executive Officer)


      /s/ Kim D. Thorpe          Executive Vice President         March 27, 2000
    ------------------------     and Chief Financial Officer
    Kim D. Thorpe                (Principal Financial Officer)

      /s/ Donald J. Sabia        Vice President - Finance         March 27, 2000
    ------------------------     (Principal Accounting Officer)
    Donald J. Sabia

      /s/ Robert O. Baratta      Chairman of the Board            March 27, 2000
    ------------------------
    Robert O. Baratta, M.D.

      /s/ David M. Shapiro       Vice Chairman                    March 27, 2000
    ------------------------
    David M. Shapiro, M.D.

    /s/ Gaston J. Acosta-Rua     Director                         March 27, 2000
    ------------------------
    Gaston J. Acosta-Rua, M.D.

    /s/ Richard J. Bagby         Director                         March 27, 2000
    ------------------------
    Richard J. Bagby, M.D.

      /s/ James W. Bridges       Director                         March 27, 2000
    ------------------------
    James W. Bridges, M.D.

      /s/ Curtis E. Gause        Director                         March 27, 2000
    ------------------------
    Curtis E. Gause, D.D.S.

      /s/ J. Stewart Hagen       Director                         March 27, 2000
    ------------------------
    J. Stewart Hagen, M.D.

    /s/ Frank M. Moya            Director                         March 27, 2000
    ---------------------
    Frank M. Moya, M.D.

      /s/ Louis C. Murray        Director                         March 27, 2000
    ---------------------
    Louis C. Murray, M.D.

      /s/ Guy T. Selander        Director                         March 27, 2000
    ---------------------
    Guy T. Selander, M.D.

      /s/ Dick L. Van Eldik      Director                         March 27, 2000
    --------------------------
    Dick L. Van Eldik, M.D.

      /s/ James G. White         Director                         March 27, 2000
    ---------------------
    James G. White, M.D.

      /s/ Henry M. Yonge         Director                         March 27, 2000
    ---------------------
    Henry M. Yonge, M.D.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP




Jacksonville, Florida
March 8, 2000

                           FPIC INSURANCE GROUP, INC.

                           Consolidated Balance Sheets

                        As of December 31, 1999 and 1998

                                                                                    1999             1998
                                                                                -------------    -------------
Assets
    Cash and cash equivalents                                                   $   6,829,802        7,062,695
    Bonds and U.S. Government securities, available for sale                      327,076,429      325,922,559
    Equity securities, available for sale                                           8,822,672        9,427,990
    Real estate                                                                     5,235,379        4,581,671
    Other invested assets                                                           5,454,775        5,071,771
                                                                                -------------    -------------
             Total cash and investments                                           353,419,057      352,066,686

    Premiums receivable, net of allowance for doubtful accounts
       of $1,246,580 and $908,409 in 1999 and 1998, respectively                   45,782,784       40,296,590
    Accrued investment income                                                       5,426,270        4,981,612
    Reinsurance recoverable on paid losses                                          3,080,859        3,190,042
    Due from reinsurers on unpaid losses and advance premiums                      60,355,677       42,100,852
    Property and equipment, net                                                     3,773,502        2,614,686
    Deferred policy acquisition costs                                               2,789,170        2,001,248
    Deferred income taxes                                                          21,243,776        9,348,494
    Finance charge receivable                                                         378,860          370,875
    Prepaid expenses                                                                1,126,167          644,336
    Goodwill, net                                                                  70,441,159       12,699,714
    Intangible assets, net                                                          3,480,696        3,886,574
    Federal income tax receivable                                                   4,128,756          271,029
    Other assets                                                                    6,796,269        4,905,730
                                                                                -------------    -------------
                   Total assets                                                 $ 582,223,002      479,378,468
                                                                                =============    =============

Liabilities and Shareholders' Equity

    Loss and loss adjustment expenses                                           $ 273,092,000      242,377,000
    Unearned premiums                                                              55,758,929       44,309,691
    Paid in advance and unprocessed premiums                                        5,458,683        5,767,080
    Revolving credit facility                                                      62,719,109       27,165,000
    Accrued expenses and other liabilities                                         18,815,339        8,829,169
                                                                                -------------    -------------
             Total liabilities                                                    415,844,060      328,447,940
                                                                                -------------    -------------

    Commitments and contingencies (note 16)

    Common stock, $.10 par value, 50,000,000 shares authorized; 9,621,298 and
       9,518,679 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                                       962,130          951,868
    Additional paid-in capital                                                     41,856,912       34,297,994
    Unearned compensation                                                            (230,669)        (356,528)
    Accumulated other comprehensive (loss) income                                  (8,494,573)       5,621,533
    Retained earnings                                                             132,285,142      110,415,661
                                                                                -------------    -------------
             Total shareholders' equity                                           166,378,942      150,930,528
                                                                                -------------    -------------
                   Total liabilities and shareholders' equity                   $ 582,223,002      479,378,468
                                                                                =============    =============

See accompanying notes to consolidated financial statements.

               FPIC INSURANCE GROUP, INC.

            Consolidated Statements of Income

  For the Years Ended December 31, 1999, 1998 and 1997

                                                         1999           1998            1997
                                                     ------------   ------------    ------------
Revenues
    Net premiums earned                              $118,188,873     89,561,578      65,503,675
    Net investment income                              19,023,878     17,549,099      15,978,534
    Net realized investment gains (losses)                350,596        (39,226)         32,065
    Claims administration and management fees          26,805,357      9,861,210       8,758,651
    Commission income                                   4,152,233      1,740,005       1,465,282
    Finance charge and other income                     2,301,863      1,648,144       1,477,824
                                                     ------------   ------------    ------------

          Total revenues                              170,822,800    120,320,810      93,216,031
                                                     ------------   ------------    ------------
Expenses
    Net losses and loss adjustment expenses            80,967,650     67,361,507      54,010,515
    Other underwriting expenses                        22,695,107     12,513,065       7,079,238
    Claims administration and management expenses      26,804,723      9,936,558       8,461,264
    Interest expense                                    3,981,500        844,451          48,980
    Other expenses                                      5,170,843        801,013         271,811
                                                     ------------   ------------    ------------
          Total expenses                              139,619,823     91,456,594      69,871,808
                                                     ------------   ------------    ------------

          Income before income taxes                   31,202,977     28,864,216      23,344,223

    Income taxes                                        9,333,496      8,171,574       6,787,538
                                                     ------------   ------------    ------------

          Net income                                 $ 21,869,481     20,692,642      16,556,685
                                                     ============   ============    ============




Basic earnings per common share                      $       2.24           2.22            1.83
                                                     ============   ============    ============

Diluted earnings per common share                    $       2.19           2.11            1.76
                                                     ============   ============    ============

Basic weighted average common shares outstanding        9,748,190      9,332,206       9,044,984
                                                     ============   ============    ============

Diluted weighted average common shares outstanding     10,006,614      9,808,664       9,407,093
                                                     ============   ============    ============

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

                 Consolidated Statements of Comprehensive Income

              For the Years Ended December 31, 1999, 1998 and 1997


                                                                        1999            1998            1997
                                                                   ------------    ------------    ------------

Net Income                                                         $ 21,869,481      20,692,642      16,556,685
                                                                   ------------    ------------    ------------

Other Comprehensive Income
    Unrealized (losses) gains on securities
      Unrealized holding (losses) gains arising during period       (22,067,683)      3,096,509       5,352,980
      Reclassification adjustment for gains (losses) included
         in net income                                                  350,596         (39,226)         32,065
    Income tax benefit (expense) related to unrealized gains and
      losses on securities                                            7,600,981      (1,070,049)     (1,830,915)
                                                                   ------------    ------------    ------------

    Other comprehensive (loss) income                               (14,116,106)      1,987,234       3,554,130
                                                                   ------------    ------------    ------------

Comprehensive  income                                              $  7,753,375      22,679,876      20,110,815
                                                                   ============    ============    ============




See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

           Consolidated Statements of Changes in Shareholders' Equity

              For the Years Ended December 31, 1999, 1998 and 1997


                                                                                           Accumulated
                                                                                              Other
                                                             Common       Additional     Comprehensive   Retained          Treasury
                                                             Stock      Paid-in capital      Income      Earnings           Stock
                                                       --------------- ---------------- --------------- -----------       ---------
December 31, 1996                                      $    902,167      22,444,711          80,169      73,166,334       (181,991)

   Net income                                                  --              --              --        16,556,685           --

   Retirement of treasury shares                             (1,957)       (180,034)           --              --          181,991

   Net unrealized gain on debt and equity securities           --              --         3,554,130            --             --

   Issuance of shares, net                                   17,748       3,524,467            --              --             --


December 31, 1997                                      $    917,958      25,789,144       3,634,299      89,723,019           --

   Net income                                                  --              --              --        20,692,642           --

   Unearned compensation                                       --              --              --              --             --

   Net unrealized gain on debt and equity securities           --              --         1,987,234            --             --

   Issuance of shares, net                                   33,910       8,508,850            --              --             --


December 31, 1998                                      $    951,868      34,297,994       5,621,533     110,415,661           --

   Net income                                                  --              --              --        21,869,481           --

   Earned compensation on option issue                         --              --              --              --             --

   Net unrealized loss on debt and equity securities           --              --       (14,116,106)           --             --

   Issuance of shares, net                                   10,262       7,558,918            --              --             --

                                                       ------------    ------------    ------------    ------------   ------------
December 31, 1999                                      $    962,130      41,856,912      (8,494,573)    132,285,142           --
                                                       ============    ============    ============    ============   ============

                                                          Unearned
                                                        Compensation         Total
                                                        ------------    ------------

December 31, 1996                                               --        96,411,390

   Net income                                                   --        16,556,685

   Retirement of treasury shares                                --              --

   Net unrealized gain on debt and equity securities            --         3,554,130

   Issuance of shares, net                                      --         3,542,215

                                                        ------------    ------------
December 31, 1997                                               --       120,064,420

   Net income                                                   --        20,692,642

   Unearned compensation                                    (356,528)       (356,528)

   Net unrealized gain on debt and equity securities            --         1,987,234

   Issuance of shares, net                                      --         8,542,760

                                                        ------------    ------------
December 31, 1998                                           (356,528)    150,930,528

   Net income                                                   --        21,869,481

   Earned compensation on option issue                       125,859         125,859

   Net unrealized loss on debt and equity securities            --       (14,116,106)

   Issuance of shares, net                                      --         7,569,180

                                                        ------------    ------------
December 31, 1999                                           (230,669)    166,378,942
                                                        ============    ============

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997


                                                                                 1999            1998            1997
                                                                            ------------    ------------    ------------
Cash flows from operating activities:

   Net income                                                               $ 21,869,481      20,692,642      16,556,685
   Adjustments to reconcile net income to cash provided by
     operating activities:
       Depreciation and amortization                                           5,908,262       2,256,019       2,108,350
       Realized (gain) loss on investments                                      (350,596)         39,226         (32,065)
       Realized loss on sale of property and equipment                            16,191          10,886           7,275
       Noncash compensation                                                      125,859          20,972            --
       Net loss (earnings) from equity investments                               339,036        (300,046)           --
       Deferred income taxes                                                   1,096,986        (361,043)     (1,939,499)
       Writedown of goodwill to net realizable value                             436,042            --              --
       Bad debt expense                                                          352,178         227,234         297,595
       Changes in assets and liabilities:
           Premiums receivable, net                                              965,314     (19,136,259)     (5,670,261)
           Accrued investment income, net                                        (25,271)       (831,355)        (99,588)
           Reinsurance recoverable                                               109,183      (2,207,575)       (792,276)
           Due from reinsurers on unpaid losses and advance premiums          (5,650,686)    (11,319,478)     (2,094,761)
           Deposits with reinsurers                                              662,496      18,606,551      (1,651,162)
           Deferred policy acquisition costs                                    (525,734)       (589,828)       (199,385)
           Prepaid expenses and finance charge receivable                       (652,590)       (310,666)        (64,385)
           Other assets                                                          340,096      (1,620,628)       (784,846)
           Loss and loss adjustment expenses                                  (6,790,115)     14,880,897      15,348,000
           Unearned premiums                                                   3,234,011      11,372,617       4,758,896
           Paid in advance and unprocessed premiums                             (308,397)        348,712        (467,920)
           Federal income tax receivable / payable                            (3,857,727)     (3,006,556)      2,214,942
           FIGA accrual                                                             --              --        (1,345,244)
           Accrued expenses and other liabilities                             (2,951,079)      1,456,300       2,973,378
                                                                            ------------    ------------    ------------
            Net cash provided by operating activities                         14,342,940      30,228,622      29,123,729
                                                                            ------------    ------------    ------------

Cash flows from investing activities:

   Proceeds from sale or maturity of bonds and U.S. Government securities     69,470,532      44,017,742      81,416,058
   Purchase of bonds and U.S. Government securities                          (61,577,622)    (83,056,363)   (102,081,907)
   Proceeds from sale of equity securities                                       236,433         300,000            --
   Purchase of equity securities                                                    --        (7,680,500)     (2,331,950)
   Proceeds from sale of real estate investments                                    --              --           281,060
   Purchase of real estate investments                                          (902,312)       (376,833)       (864,224)
   Purchase of other invested assets                                            (703,558)     (2,171,771)     (2,000,000)
   Purchases of property and equipment, net                                   (1,556,323)     (1,215,618)     (1,174,941)
   Purchase of subsidiary's net other assets and stock                           (49,763)     (2,433,623)       (285,726)
   Purchase of goodwill                                                      (50,986,139)    (11,559,043)     (5,407,588)
                                                                            ------------    ------------    ------------
            Net cash used in investing activities                            (46,068,752)    (64,176,009)    (32,449,218)
                                                                            ------------    ------------    ------------

Cash flows from financing activities:

   Receipt of revolving credit facility                                       39,054,109      25,165,000       2,000,000
   Payment on revolving credit facility                                       (3,500,000)           --              --
   Buyback of common stock outstanding                                        (8,272,435)           --              --
   Issuance of common stock                                                    4,211,245       8,165,260       3,542,215
                                                                            ------------    ------------    ------------
            Net cash provided by financing activities                         31,492,919      33,330,260       5,542,215
                                                                            ------------    ------------    ------------

            Net (decrease) increase in cash and cash equivalents                (232,893)       (617,127)      2,216,726

Cash and cash equivalents at beginning of period                               7,062,695       7,679,822       5,463,096
                                                                            ------------    ------------    ------------

Cash and cash equivalents at end of period                                  $  6,829,802       7,062,695       7,679,822
                                                                            ============    ============    ============






See accompanying notes to consolidated financial statements.

Continued.

                           FPIC INSURANCE GROUP, INC.

                            Consolidated Statements of Cash Flows

                    For the Years Ended December 31, 1999, 1998 and 1997


                                                                                      1999           1998         1997
                                                                                  ------------    ---------   ------------
Supplemental disclosure of noncash financing activities:
       Interest paid                                                              $  4,015,726      844,151         65,962
                                                                                  ============    =========   ============
       Federal income taxes paid                                                  $  6,634,000    9,816,000      6,071,204
                                                                                  ============    =========   ============
       Retirement of treasury stock                                               $       --           --          181,991
                                                                                  ============    =========   ============


Supplemental schedule of noncash investing and financing activities:

       The Company purchased all of the capital stock of Administrators For The
       Professions, Inc. for $53,830,370 and a 70% equity interest in a limited liability company for $2,500,000. In conjunction with the acquisitions, common stock was issued as follows:

             Goodwill and other tangible assets acquired                          $ 56,330,370         --             --
             Cash paid for the capital stock                                       (44,700,000)        --             --
                                                                                  ------------    ---------   ------------

             Common stock issued and related additional paid-in capital           $ 11,630,370         --             --
                                                                                  ============    =========   ============


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

     FPIC Insurance Group, Inc. ("the Company") is an insurance holding company. The Company's principal direct and indirect subsidiaries are: Florida Physicians Insurance Company, Inc. ("FPIC"), FPIC Publishing, Inc. ("Publishing"), Anesthesiologists' Professional Assurance Company, Inc. ("APAC"), FPIC Insurance Agency, Inc. ("the Agency"), Administrators For The Professions, Inc. ("AFP") and its two subsidiaries: Group Data Corporation and FPIC Intermediaries, Inc., The Tenere Group, Inc. ("Tenere") and its two subsidiaries: Intermed Insurance Company ("Intermed") and Interlex Insurance Company ("Interlex"), McCreary Corporation ("MCC") and its subsidiary Employer's Mutual, Inc. ("EMI") and its two subsidiaries: FPIC Services, Inc., and Sy.Med Development, Inc. ("Sy.Med").

     FPIC is a licensed casualty insurance carrier and writes professional liability insurance for physicians, dentists, hospitals, and other healthcare providers. AFP is a manager and attorney-in-fact for the medical professional liability insurer, Physicians Insurers' Reciprocal ("PRI") in the state of New York. The subsidiaries of AFP provide various brokerage services to the Company's insurance subsidiaries and PRI. APAC is a licensed casualty insurance carrier and writes professional liability insurance for anesthesiologists. Intermed and Interlex are licensed casualty insurance carriers and write professional liability insurance for physicians and attorneys, respectively. Publishing publishes the bimonthly magazine, Women In Medicine. MCC and EMI are third-party administrators of various lines of business in the insurance industry. The subsidiaries of EMI provide various services and software programs to assist physicians in the managed care environment. The Agency conducts various insurance agency activities. The Company's subsidiaries are located primarily in the states of Florida, Missouri, New Mexico, and New York.

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (`GAAP"). These financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. Intercompany transactions and balances have been eliminated in consolidation.

     Nature of Operations

     The Company, through FPIC, APAC, Intermed, and Interlex, operates in the property and casualty insurance industry and is a provider of medical professional liability ("MPL") and legal professional liability ("LPL") insurance in Florida, Kansas, and Missouri. The Company is licensed to write insurance in Alabama, Arkansas, Florida, Georgia, Kansas, Kentucky, Illinois, Indiana, Maryland, Mississippi, Missouri, Ohio, Pennsylvania, Tennessee, Texas, Virginia, and West Virginia. In addition, the Company is subject to regulation by the Departments of Insurance in these states. Following is a description of the most significant risks facing property and casualty insurers:

     Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will change and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those currently recorded in the consolidated financial statements. This risk is concentrated in Florida, where the Company writes approximately 85% of its business, but may expand to other states as it begins writing in those states.

     Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers that owe the Company money, will not pay. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of fixed maturity investments, premiums receivable and deposits with reinsurers. The Company has not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. Management believes no additional credit risk beyond amounts provided for collection losses is inherent in the Company's premiums receivable. The Company typically requires that deposits with reinsurers be held in trust or collateralized by irrevocable letters of credit. The Company has not experienced significant losses related to such deposits.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     The estimates most susceptible to change are those used in determining the liability for losses and loss adjustment expenses ("LAE"). Although considerable variability is inherent in these estimates, management believes that these liabilities are adequate. These amounts are continually reviewed and adjusted as necessary in current operations.

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all demand deposits, overnight investments and instruments with a maturity of three months or less to be cash equivalents.

     Investments

     The Company accounts for its investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provisions of SFAS No. 115, the Company is required to classify investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. All of the Company's investments in debt and equity securities are classified as available-for-sale on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

     Market values for debt and equity securities were based on quoted market prices or dealer quotations. Where a quoted market price was not available, fair value was measured utilizing quoted market prices for similar securities or by using discounted cash flow methods.

     Other invested assets include investments in three limited partnerships and a joint venture. Two of the partnerships invest in stocks and other financial securities of both public and non-publicly traded companies, primarily in the insurance and financial services industries. The third partnership is a diversified real estate fund. The Company accounts for these investments based on the cost method.

     Income on investments is net of amortization of premium and accretion of discount on the yield-to-maturity method relating to debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other than temporary, if any, would be recorded as realized losses in the consolidated statements of income.

     Real estate investments consist of a building, various rental units and vacant lots. These investments are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the property, using the straight-line method. Estimated useful lives range from 27.5 to 39 years. Rental income and expenses are included in net investment income.

     Reinsurance

     The Company records its reinsurance contracts under the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts." In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company retains a maximum of $500,000 per occurrence, except on the Company's anesthesiology program in

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     which the maximum loss is $750,000 per occurrence. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral in the form of letters of credit for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

     The Company uses the deposit method of accounting for short-duration and multiple-year contracts that do not transfer both underwriting and timing risk or for which risk transfer is undeterminable.

     Property and Equipment

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from five to fifteen years. Depreciation is computed on the straight-line basis.

     Deferred Policy Acquisition Costs

     Costs related to acquiring insurance contracts, principally commissions, are capitalized when incurred and amortized over the term of the insurance contracts.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Goodwill

     Goodwill represents the aggregate cost of companies acquired over the fair value of net assets at the date of acquisition and is being amortized into income using the straight-line method over periods not exceeding twenty-five years. Management regularly reviews the carrying value of goodwill by determining whether the amortization of the goodwill can be recovered through undiscounted future operating cash flows of the acquired operation.

     Intangible Assets

     Intangible assets represent broker fees, trade secrets and non-compete agreements acquired in connection with business combinations. These assets are being amortized into income over periods not exceeding ten years using the straight-line method. Management regularly reviews the carrying value of intangible assets by determining whether the amortization of the intangible assets can be recovered through undiscounted future operating cash flows of the acquired operation.

     Recognition of Revenues

     Premiums are recognized as revenues on a monthly pro rata basis over the terms of the policies. Policy terms generally do not exceed one year. Unearned premiums represent the portion of written premiums which relate to future periods net of deductions for reinsurance placed with reinsurers. Premiums received in advance of the policy year are recorded as premiums collected in advance on the consolidated balance sheet. Claims administration and management fee income is recognized when earned over the life of the contracts. Commission income is recognized at the time a policy is signed.

     Loss and Loss Adjustment Expenses

     As more fully described in Note 11, the Company estimates its liability for loss and LAE based on actuarial projections of the best estimate of ultimate losses and LAE. The estimated liability for losses is based upon case base estimates for losses reported, adjusted through formula calculations for ultimate loss expectations; estimates of incurred but not reported losses based on past experience; deduction of amounts for reinsurance placed with

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated balance sheets are required by SFAS No. 113. The liability for LAE is provided by estimating future expenses to be incurred in settlement of claims provided for in the liability for losses.

     The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in operating results of the year the revisions are made. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided.

     Per Share Data

     Basic and diluted earnings per common share are based upon the weighted average number of common and common and common equivalent shares, respectively, outstanding during each year.

     Accounting for Stock-based Compensation

     SFAS No. 123, "Accounting for Stock-based Compensation" requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's consolidated financial statements. The Company elected to adopt SFAS No.123 on a disclosure basis only and will continue to measure stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures under the fair value based method as required by SFAS 123. Accordingly, SFAS No. 123 does not have an effect on the Company's consolidated financial position and results of operations.

     Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

     Interest Rate Swap

     The Company uses a derivative financial instrument, specifically an interest rate swap, to manage market risks related to changes in interest rates. The instrument is off-balance-sheet and therefore has no carrying value. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment on interest expense related to the debt. The related amount payable to or receivable from the counterparty is included as an adjustment to accrued interest.

     The Company does not currently hold or issue any other derivative financial instruments for trading purposes or otherwise.

     Reclassification

     Certain amounts for 1998 and 1997 have been reclassified to conform to the 1999 presentation.

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

                                    MCC                 EMI
                              --------------       ------------
                       2000   $      600,000       $    250,000
                       2001               --            250,000

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     These payments are subject to adjustment in accordance with the agreements based on attainment of projected annual earnings from the date of acquisition through 2001. The Company made a $700,000 and a $250,000 payment in 1999 to MCC and EMI, respectively, in accordance with the acquisition agreements.

     Subsequent to December 31, 1999, the Company entered into agreements ("the new agreements") with the sellers to fix the remaining payments and thereby effectively eliminate the contingent terms under the previous agreements. Under the new agreements, the Company will pay the sellers of McCreary $1,668,362 on July 31, 2000, and the sellers of EMI $226,918 and $537,613 on March 27, 2000 and March 1, 2001, respectively. These payments will increase the original purchase price and the recorded goodwill, accordingly.

     1999 business acquisitions

     Effective January 1, 1999, the Company purchased all of the outstanding common stock of AFP and a 70% interest in Professional Medical Administrators, LLC. ("PMA") for aggregate consideration equal to $56,330,000, paid in cash of $44,700,000 and Company common stock. AFP is the manager and attorney-in-fact for Physicians Reciprocal Insurers, the second largest medical professional liability insurer for physicians in the state of New York. The earnings of PMA are not material to the consolidated results of the Company.

     The purchase had the following impact for the year ended December 31, 1999, which is included in the consolidated financial statements. Had AFP been included in the consolidated results of operations for the Company for the year ended December 31, 1998 the following increases and decreases would have resulted:

                                        Actual        Proforma
                                         1999           1998
                                      -----------   -----------


          Revenues                    $20,649,910    16,210,469
          Expenses                     18,551,632    17,943,619
          Net income loss               1,010,965       (94,613)
          Earnings (loss) per share           .10          (.01)

     On March 17, 1999, the Company's subsidiary, FPIC, purchased all of the outstanding common stock of Tenere for $19,608,000 in cash. Included in the net assets acquired was approximately $14,000,000 in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed and Interlex. Intermed and Interlex provide MPL and LPL insurance. The purchase had the following impact for the nine and a half month period ended December 31, 1999, which is included in the consolidated financial statements:

          Revenues                    $ 8,217,401
          Expenses                      9,302,876
          Net loss                       (688,710)
          Loss per share                     (.07)

     Had Tenere been included in the consolidated results of operations for the Company for the years ended December 31, 1999 and 1998, the following increases and decreases would have resulted:

                                         1999          1998
                                    ------------    ------------
          Revenues                  $  9,565,187       9,586,374
          Expenses                    13,920,485      14,087,589
          Net loss                    (2,484,171)     (2,990,678)
          Loss per share                    (.25)           (.30)

     On August 6, 1999, the Company's subsidiary, EMI, purchased all of the assets of Brokerage Services, Inc. ("BSI") and Group Brokerage, Inc. ("GBI"), related corporations headquartered in Albuquerque, New Mexico.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BSI and GBI provide third party administration services for self-insured and fully insured health plans. The consideration paid by EMI for such assets aggregated approximately $1,000,000. The purchase had the following impact for the five-month period ended December 31, 1999, which is included in the consolidated financial statements:

          Revenues                    $ 1,364,188
          Expenses                      1,705,333
          Net loss                       (221,744)
          Loss per share                     (.02)

     Had BSI and GBI been included in the consolidated results of operations for the Company for the years ended December 31, 1999 and 1998, the following increases and decreases would have resulted:

                                         1999           1998
                                      -----------    -----------

          Revenues                    $ 3,824,999      5,471,618
          Expenses                      4,661,003      4,977,872
          Net loss /  income             (543,403)       297,235
          Loss / earnings per share          (.05)           .03

     1998 business acquisitions

     On July 1, 1998, the Company purchased all of the outstanding common stock of APAC, a medical malpractice insurance company, for $18,000,000. Additionally, $3,500,000 was paid in non-compete agreements and other fees to certain key employees. These amounts are recorded as intangible assets on the consolidated balance sheet. APAC insures over 800 anesthesiologists in over 20 states.

     Concurrent with the purchase of APAC on July 1, 1998, the Company purchased a 9.9% interest in American Professional Assurance Ltd. ("APAL"), a Cayman Islands captive reinsurer, for $5,500,000. The Company's investment in APAL is being accounted for under the cost method.

     On July 1, 1998, EMI purchased all of the outstanding stock of Sy.Med, a software development and consulting company located in Nashville, Tennessee, for a cost of $400,000, plus certain additional payments based upon future earnings. The purchase agreement sets the initial future earn out amounts at $175,000 for the six month period ended December 31, 1998 and $400,000, $500,000 and $600,000 for the fiscal years ending December 31, 1999 through 2001 and $325,000 for the six month period January 1, 2002 through June 30, 2002. These amounts are subject to adjustment depending on the actual results attained. The December 31, 1998 and 1999 earnings amounts were not achieved and therefore no payments were made. During 1999, goodwill of $436,042 related to the acquisition of Sy.Med was written off because it was considered to have no continuing value.

     On November 6, 1998, the Company's subsidiary, FPIC Services, Inc. ("Services"), a Florida corporation, formed a Texas corporation with one other Texas corporation and a Texas self insurance trust association. Services cost for its one-third ownership was $900,000. The new corporation offers credential verification and other related services and markets software programs related to those services.

     1997 business acquisitions

     On July 1, 1997, the Company purchased 20% of the common stock of APS Insurance Services, Inc. (APS), a Texas insurance service corporation, for $2,000,000. This investment is accounted for under the equity method. The market value of APS approximates the book value at December 31, 1999.

     On September 22, 1997, the Company entered into an agreement with Frontier Insurance Group, Inc. ("Frontier") pursuant to which, beginning December 1, 1997, FPIC began underwriting Frontier's Florida book of business. The cost of the transaction was $3,200,000, payable in the Company's common stock, with a cash adjustment based on actual results. The excess of the purchase price over tangible assets is included in goodwill and will be

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     amortized over the expected life of this book of business, considering the Company's historical policy renewal rate. Based on the actual results achieved, the Company received a cash refund of approximately $1,500,000 from Frontier during 1999. The effect is to reduce the original cost of the transaction and goodwill by the same amount.

3.   Fair Value of Financial Instruments

     Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors. Changes in assumptions could significantly affect these estimates. Independent market data may not be available to validate those fair value estimates that are based on internal valuation techniques. Moreover, such fair value estimates may not be indicative of the amounts that could be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair value, the Company's fair values should not be compared to those of other companies.

     Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. For certain assets and liabilities, the information required is supplemented with additional information relevant to an understanding of the fair value.

     The Company has an interest rate swap agreement to fix interest rates on variable rate debt and reduce certain exposures to market fluctuations. The interest rate swap has a notional principal amount of $60,000,000 with a fixed interest rate of 5.27% at December 31, 1999. The agreement terminates on January 2, 2004. However, the counter parties have the option to call the interest rate swap as of December 31, 2001. The Company is required to make payments at the variable LIBOR rate, plus or minus differences between that rate and the fixed rate as specified in the agreement. The Company is exposed to credit loss in the event the nonperformance by the counter parties to the swap agreement. However, the Company does not anticipate nonperformance by the counter parties.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying value approximates the fair value because of the short maturity of these instruments.

     Bonds and equity securities - The fair value was estimated based on bid prices published in financial newspapers, bid quotations received from securities dealers, or by using discounted cash flow methods.

     Other invested assets - The fair value was estimated based on audited financial amounts of the limited partnerships and a joint venture.

     Revolving Credit Facility - The fair value was estimated based on the amount of cash flows discounted over the applicable term at the Company's borrowing rate at December 31, 1999.

     Interest Rate Swap - The fair value is estimated using quotes from brokers and represents the cash requirement if the existing agreement had been settled at year end.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998.

                                                     December 31, 1999
                                               ---------------------------
                                                Carrying        Estimated
                                                  Value        Fair Value
                                               ------------   ------------
          Financial assets
             Cash and cash equivalents         $  6,829,802      6,829,802
             Bonds                              327,076,429    327,076,429
             Equity securities                    8,822,672      8,822,672
             Other invested assets                5,454,775      6,127,524
                                               ------------   ------------
                 Total financial assets        $348,183,678    348,856,427
                                               ============   ============

          Financial liabilities

             Revolving credit facility         $ 62,719,109     56,559,000
                                               ------------   ------------
                 Total financial liabilities   $ 62,719,109     56,559,000
                                               ============   ============

          Off Balance Sheet Instruments:
             Interest Rate Swap                $       --        1,560,554
                                               ============   ============

                                                     December 31, 1998
                                               ---------------------------
                                                Carrying        Estimated
                                                  Value        Fair Value
                                               ------------   ------------
          Financial assets
             Cash and cash equivalents         $  7,062,695      7,062,695
             Bonds                              325,922,559    325,922,559
             Equity securities                    9,427,990      9,427,990
             Other invested assets                5,071,771      5,319,789
                                               ------------   ------------
                 Total financial assets        $347,485,015    347,733,033
                                               ============   ============

          Financial liabilities
             Revolving credit facility         $ 27,165,000     21,590,000
                                               ------------   ------------
                 Total financial liabilities   $ 27,165,000     21,590,000
                                               ============   ============

          Off Balance Sheet Instruments:
             Interest Rate Swap                $       --          262,919
                                               ============   ============


                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Investments

     The amortized cost and estimated fair value of investments in debt and equity securities as of December 31, 1999 and 1998 were as follows:


                                                                    Gross           Gross
                                                    Amortized     unrealized      unrealized     Fair
                       1999                           Cost          gains          losses        value
                       ----                       ------------   ------------   ------------   ------------
          Bonds:
               United States Government
                   agencies and authorities       $ 70,498,384         65,110      2,489,620     68,073,874
               States, municipalities and

                   political subdivisions          151,792,331        448,330      6,386,647    145,854,014
               Corporate securities                 65,407,976         45,127      3,304,207     62,148,896
               Mortgage-backed securities           52,211,055        326,452      1,537,862     50,999,645
                                                  ------------   ------------   ------------   ------------
                     Total bonds                  $339,909,746        885,019     13,718,336    327,076,429
                                                  ------------   ------------   ------------   ------------

          Equity securities:
               Common stocks                      $  8,057,869         69,156          4,353      8,122,672
               Preferred stocks                      1,000,000           --          300,000        700,000
                                                  ------------   ------------   ------------   ------------
                     Total equity securities      $  9,057,869         69,156        304,353      8,822,672
                                                  ------------   ------------   ------------   ------------

          Total securities available-for-sale     $348,967,615        954,175     14,022,689    335,899,101
                                                  ============   ============   ============   ============


                                                                    Gross           Gross
                                                    Amortized     unrealized      unrealized     Fair
                       1998                           Cost          gains          losses        value
                       ----                       ------------   ------------   ------------   ------------

          Bonds:
               United States Government

                   agencies and authorities       $ 56,259,581      2,033,736         10,277     58,283,040
               States, municipalities and

                   political subdivisions          148,544,449      4,559,260         34,325    153,069,384
               Corporate securities                 46,072,483        702,508        684,079     46,090,912
               Mortgage-backed securities           66,532,029      2,258,563        311,369     68,479,223
                                                  ------------   ------------   ------------   ------------
                     Total bonds                  $317,408,542      9,554,067      1,040,050    325,922,559
                                                  ------------   ------------   ------------   ------------

          Equity securities:
               Common stocks                      $  8,293,495        134,495           --        8,427,990
                                                  ------------   ------------   ------------   ------------
               Preferred stocks                      1,000,000           --             --        1,000,000
                                                  ------------   ------------   ------------   ------------
                     Total equity securities      $  9,293,495        134,495           --        9,427,990
                                                  ------------   ------------   ------------   ------------

          Total securities available-for-sale $    326,702,037      9,688,562      1,040,050    335,350,549
                                                  ============   ============   ============   ============

     The Company's other invested assets include investments in limited partnerships and a joint venture. These assets are recorded at a cost of $5,454,775 and $5,071,771 at December 31, 1999 and 1998, respectively. The market value of these assets at December 31, 1999 and 1998 was $6,127,524 and $5,319,789, respectively.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

                                                    Amortized        Fair
                                                       Cost          Value
                                                   ------------   ------------

          Due in one year or less                  $ 14,268,212     14,268,803
          Due after one year through five years      46,076,443     45,307,351
          Due after five years through ten years     97,101,816     93,689,017
          Due after ten years                       182,463,275    173,811,258
                                                   ------------   ------------
                                                   $339,909,746    327,076,429
                                                   ============   ============

     Treasury notes, a political sub-division bond and a cash deposit with a carrying value of $7,918,458 and a market value of $7,746,332 were on deposit with the Insurance Departments in various states as of December 31, 1999 as required by law.

     Net investment income earned for the years ended December 31, 1999, 1998, and 1997 was as follows:

                                           1999             1998             1997
                                        ------------    ------------    ------------
          Bonds                         $ 19,339,900      18,131,630      16,628,612
          Equity securities                   72,192          51,112          53,667
          Real estate                        596,408         452,099         368,270
          Short-term investments             266,010         113,050         132,721
          Other invested assets              205,489         551,965         123,210
          Cash on hand and on deposit        296,728          83,206          13,846
                                        ------------    ------------    ------------
                                          20,776,727      19,383,062      17,320,326
          Less investment expenses        (1,752,849)     (1,833,963)     (1,341,792)
                                        ------------    ------------    ------------
               Net investment income    $ 19,023,878      17,549,099      15,978,534
                                        ============    ============    ============

     Proceeds from sales and maturities of bonds were $69,470,532, $44,017,742, and $81,416,058 for the years ended December 31, 1999, 1998, and 1997 respectively. Proceeds from sales of equity securities were $236,433, and $300,000 for the years ended December 31, 1999, and 1998, respectively. Gross gains of $354,068, $10,384, and $42,643 and gross losses of $3,472, $49,610, and $89,057 were realized on sales of debt and equity securities for the years ended December 31, 1999, 1998, and 1997, respectively.

     Gross gains of $78,479 were realized on the sale of real estate investments for the year ended December 31, 1997.

5.   Real Estate Investments

     At December 31, 1999 and 1998, real estate investments consisted of the following:

                                                1999           1998
                                            -----------    -----------

          Land and building                 $ 4,670,310      4,670,310
          Rental units                        1,363,512        461,200
          Other                                  37,670         37,670
                                            -----------    -----------
                                              6,071,492      5,169,180
          Accumulated depreciation             (836,113)      (587,509)
                                            -----------    -----------
              Net real estate investments   $ 5,235,379      4,581,671
                                            ===========    ===========

     Total depreciation expense on real estate investments was $248,604, $338,837, and $138,598, in 1999, 1998, and 1997, respectively.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Property and Equipment

     At December 31, 1999 and 1998, property and equipment consisted of the following:

                                                             1999           1998
                                                          -----------    -----------
          Furniture, fixtures and equipment               $ 3,243,792      2,258,917
          Data processing equipment, including software     3,814,625      1,835,510
          Leasehold improvements                            1,057,588        795,933
          Automobiles                                         211,031        282,577
                                                          -----------    -----------
                                                            8,327,036      5,172,937
          Accumulated depreciation                         (4,553,534)    (2,558,251)
                                                          -----------    -----------
              Net property and equipment                  $ 3,773,502      2,614,686
                                                          ===========    ===========

     Total depreciation expense on property and equipment was $1,174,317, $699,646, and $605,516, in 1999, 1998, and 1997, respectively.

7.   Deferred Policy Acquisition Costs

     Changes in deferred policy acquisition costs for the years ended December 31, 1999, 1998, and 1997, were as follows:

                                     1999           1998           1997
                                 -----------    -----------    -----------
          Beginning balance      $ 2,001,248      1,411,420      1,212,035
          Additions                7,515,452      5,450,153      4,194,981
          Amortization expense    (6,727,530)    (4,860,325)    (3,995,596)
                                 -----------    -----------    -----------
               Ending balance    $ 2,789,170      2,001,248      1,411,420
                                 ===========    ===========    ===========

8.  Goodwill

     Goodwill represents the aggregate cost of companies acquired over the fair value of net assets at the date of acquisition and is being amortized into income using the straight-line method over periods not exceeding twenty-five years.

                                                         December 31,
                                        --------------------------------------------
                                                1999            1998            1997
                                        ------------    ------------    ------------
          Beginning balance             $ 12,699,714       7,173,841       1,989,113
          Additions at cost               61,341,767       7,524,041       5,407,588
          Reductions at cost (note 2)       (436,042)     (1,500,000)           --
          Amortization expense            (3,164,280)       (498,168)       (222,860)
                                        ------------    ------------    ------------
               Ending balance           $ 70,441,159      12,699,714       7,173,841
                                        ============    ============    ============


9.  Intangible Assets

     Intangible assets represent broker fees, trade secrets and non-compete agreements acquired in connection with business combinations. These assets are being amortized into income over periods not exceeding ten years using the straight-line method

                                               December 31,
                                 -----------------------------------------
                                     1999          1998            1997
                                 -----------    -----------    -----------
          Beginning balance      $ 3,886,547           --             --
          Additions at cost             --        4,035,491           --
          Amortization expense      (405,851)      (148,944)          --
                                 -----------    -----------    -----------
               Ending balance    $ 3,480,696      3,886,547           --
                                 ===========    ===========    ===========

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Borrowing Arrangements

      The Company maintains a $75,000,000 revolving credit facility with five banks to meet certain non-operating cash needs as they may arise. As of December 31, 1999 and 1998, $62,719,109 and $27,165,000, respectively, had been borrowed under this credit facility at a per annum rate of approximately 6.4% and 5.9%, respectively. The new credit facility terminates on January 4, 2002 and bears interest at various rates. The interest rates range from LIBOR plus 0.75% to Prime plus 0.50%. As of December 31, 1999, the interest rate was 7.08%. The Company is not required to maintain compensating balances in connection with this credit facility. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows:
      a) the Company's funded debt to total capital plus funded debt ratio cannot exceed 0.35:1 and b) net premiums written to statutory capital and surplus ratio cannot exceed 2.0:1. Effective January 1, 2001, the funded debt to total capital plus funded debt ratio cannot exceed .30:1. At December 31, 1999, the Company's subsidiary, Intermed, was in technical violation of one of the Company's Loan Covenants. The Company has obtained a waiver for this technical violation bringing Intermed and the Company into compliance. The credit facility is guaranteed by certain subsidiaries and collateralized by the common stock of certain subsidiaries.

11.  Liability for Loss and Loss Adjustment Expenses

     The liability for loss and LAE is generally determined on the basis of individual claims and actuarially determined estimates of future claims based upon the Company's actual experience, assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. Such estimates may vary significantly from the eventual outcome. The ranges of reasonably expected ultimate unpaid losses and LAE are estimated by the Company's internal and external consulting actuaries on an undiscounted basis. The assumptions used in making such estimates and for establishing the resulting liabilities are continually reviewed and updated based upon current circumstances, and any adjustments resulting therefrom are reflected in current income.

     Activity in the liability for loss and LAE for the years ended December 31, 1999, 1998, and 1997 was as follows:

                                               1999             1998             1997
                                          -------------    -------------    -------------

          Gross balance, January 1        $ 242,377,000      188,086,000      172,738,000
          Less reinsurance recoverables      41,614,000       14,115,000       11,614,000
                                          -------------    -------------    -------------
          Net balance, January 1            200,763,000      173,971,000      161,124,000

          Reserves of entities acquired      24,590,000       23,406,000             --

          Incurred related to:
               Current year                  99,523,000       81,694,000       69,126,000
               Prior year                   (18,555,000)     (14,332,000)     (15,115,000)
                                          -------------    -------------    -------------
                   Total incurred            80,968,000       67,362,000       54,011,000
                                          -------------    -------------    -------------

          Paid related to:
               Current year                  15,338,000       14,279,000        8,061,000
               Prior year                    76,292,000       49,697,000       33,103,000
                                          -------------    -------------    -------------
                   Total paid                91,630,000       63,976,000       41,164,000
                                          -------------    -------------    -------------

          Net balance, December 31          214,691,000      200,763,000      173,971,000
          Plus reinsurance recoverables      58,401,000       41,614,000       14,115,000
                                          -------------    -------------    -------------
          Gross balance, December 31      $ 273,092,000      242,377,000      188,086,000
                                          =============    =============    =============

     The net reductions in incurred losses and LAE related to prior years (net of reinsurance recoveries of $985,357, $7,115,000, and $5,834,000, in 1999,
     1998, and 1997, respectively) for each of the years ended December 31, 1999, 1998 and 1997, are the result of reevaluations of the adequacy of reserve estimates; and reflect overall favorable underwriting results and lower than anticipated losses and LAE. Given recent competitive market conditions, which have lessened the Company's ability to underwrite and price its business at such favorable terms, management does not expect reserve reductions to continue at these levels in 2000. Furthermore, given the inherent uncertainties in the estimation of loss and LAE reserves, there can be no assurance concerning future adjustments, positive or negative, for prior years' claims.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Reinsurance

     The Company presently has excess of loss reinsurance contracts that serve to limit the Company's maximum loss to $500,000 per occurrence, except on the Company's anesthesiology program in which the maximum loss is limited to $750,000 per occurrence. To the extent that any reinsurer might be unable to meet its obligations, the Company would be liable for such defaulted amounts. At December 31, 1999 and 1998, amounts due from a single reinsurer, APAL, an affiliated company, on unpaid losses had a carrying value of $12,817,000 and $11,035,000, respectively, of which $2,515,000 and
     $900,000 was secured by letter of credit. Of the total amount due from reinsurers on unpaid losses at December 31, 1999 and 1998, $31,189,000 and $21,685,000, respectively, was due from three reinsurers, of which $27,508,000 and $20,300,000 was secured by letters of credit or other offsets.

     The effect of reinsurance on premiums written and earned for the years ended December 31, 1999, 1998, and 1997 was as follows:

                                              1999                              1998                             1997
                                ------------------------------    ------------------------------    ------------------------------
                                    Written         Earned          Written           Earned          Written           Earned
                                -------------    -------------    -------------    -------------    -------------    -------------
          Direct and assumed    $ 148,215,714      144,530,033      116,989,450      105,616,840       77,770,733       73,011,835
          Ceded                   (26,089,417)     (26,341,160)     (15,512,281)     (16,055,262)      (7,485,436)      (7,508,160)
                                ------------------------------    ------------------------------    ------------------------------
          Net premiums          $ 122,126,297      118,188,873      101,477,169       89,561,578       70,285,297       65,503,675
                                ==============================    ==============================    ==============================

13.  Shareholders' Equity

     The Company has a stock option plan for officers and key employees (the employee plan) and a plan for non-employee directors (the director plan). Both plans became effective in 1996. Under the director plan, only nonqualified stock options may be issued. Under the employee plan, both incentive stock options and nonqualified stock options may be granted to the same individual. The option price of an incentive stock option may not be less than 100% of the fair market value of such shares on the grant date. The option price of a non-qualified option shall not be less than 50% of the fair market value of such shares on the grant date. Under the terms of the director plan, 5,000 shares are granted to each director on the date that person becomes a director, and on a discretionary basis at future dates as approved by the Board, at a price not less than 100% of the fair market value on the grant date. In 1999, the Company began a stock purchase incentive program ("the incentive plan") designed to encourage non-employee directors and employees of the Company and its subsidiaries to increase their beneficial ownership of Company stock. As Company stock is purchased, an equivalent number of options are granted to the participant.

     During 1999, 130,000 nonqualified stock options were issued under the director plan, 416,283 nonqualified stock options and 86,217 incentive stock options were issued under the employee plan, and 25,900 nonqualified stock options were issued under the incentive plan. In addition, 110,000 nonqualified stock options and 15,000 incentive stock options were forfeited under the employee plan and 25,000 restricted options, which were not part of any plan, were forfeited.

     During 1998, 116,688 nonqualified stock options and 3,312 incentive stock options were issued under the employee plan. An additional 70,000 restricted options, which were not part of either plan, were issued in connection with acquisitions during the year. During 1997, 120,000 nonqualified stock options were granted under the director plan, and 265,000 nonqualified stock options were issued under the employee plan. During 1996, 320,000 incentive stock options and 335,000 nonqualified stock options were issued under both plans. Of the 1998 nonqualified stock options issued, 50,000 were issued to an employee with an exercise price lower than the fair market value on the date of the grant. This difference in price of $7.55 per option is considered noncash compensation and is being amortized over the period in which the options vest and of which $125,859 has been recognized as an expense in 1999. Options granted under the plans are exercisable at such dates as are determined in connection with their issue, but not later than ten years after the date of grant.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of the Company's stock option plans as of December 31, 1999 is presented below:

                                                         Weighted Average
                  Fixed Options                Shares     Exercise Price
                  -------------               ---------  ----------------
          Outstanding at beginning of year    1,094,668    $   17.80
          Granted                               658,400        30.08
          Exercised                            (201,823)       10.41
          Forfeited                            (150,000)       39.24
                                              ---------
          Outstanding at end of year          1,401,245
                                              =========

          Options exercisable at year-end       886,170    $   20.64
                                              =========

     At December 31, 1999, 539,500 shares of the Company's common stock were reserved for issuance in connection with the stock option plans. The Company maintains an Employee Stock Purchase Plan that allows employees to purchase the Company's common stock at 85% of the market value on the first or last day of the offering period, whichever was lower.

     Significant assumptions used to estimate the fair values of options using the Black-Sholes option-pricing model were as follows:

                                                        1999                  1999                 1999
      1999  stock options                           Nonqualified            Incentive            Incentive
                                                 -----------------     -----------------     ---------------
a.          Current price of underlying
              stock at date of grant                     $48.06                 40.00                14.63
b.          Exercise price of option                     $48.06                 40.00                14.63
c.          Expected life of option                     5 years                5 years              5 years
d.          Expected volatility of
              underlying stock                            33.22%                33.56%               45.01%
e.          Expected dividends on stock                  $ --                    --                   --
f.          Risk-free interest rate at the
              date of grant                                4.45%                 4.97%                5.62%

                                                        1999                  1998                1998
   1999  and 1998 stock options                     Nonqualified         Nonqualified         Nonqualified
                                                 -----------------     -----------------     ---------------

a.          Current price of underlying
              stock at date of grant                     $15.25                 34.38                30.19
b.          Exercise price of option                     $15.25                 34.38                30.19
c.          Expected life of option                     5 years                5 years              5 years
d.          Expected volatility of
              underlying stock                            46.36%                36.01%               36.01%
e.          Expected dividends on stock                  $ --                    --                   --
f.          Risk-free interest rate at the
               date of grant                             5.64%                 5.29%                4.48%

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        1997                 1996                 1996
      1997 and 1996 stock options                   Nonqualified         Nonqualified           Incentive
                                                 -----------------     -----------------     ---------------
a.          Current price of underlying
              stock at date of grant                     $   23.63                 8.22                10.00
b.          Exercise price of option                     $   23.63                 8.22                10.00
c.          Expected life of option                       5 years               5 years              5 years
d.          Expected volatility of
              underlying stock                               26.74%               26.87%               26.87%
e.          Expected dividends on stock                  $   --                   --                   --
f.          Risk-free interest rate at the
              date of grant                                 6.17%                5.37%                6.31%

     The weighted average fair value of options granted during 1999 was $30.08.

     The pro forma disclosures required under SFAS No.123 methodology were as follows:

                                                       1999            1998            1997
                                                  ------------    ------------    ------------
          Pro forma net income                    $ 19,399,627      17,946,863      16,002,439
          Pro forma tax expense                   $  8,003,574       6,693,078       6,489,098
          Pro forma diluted earnings per share    $       1.94            1.83            1.70

14.  Income Taxes

     The provision for income taxes consisted of the following:

                                                       1999            1998            1997
                                                  ------------    ------------    ------------
          Current income tax expense
              Federal                             $  6,306,167       6,974,016       7,230,181
              State                                  1,930,343       1,558,601       1,496,856
                                                  ------------    ------------    ------------
                Total                                8,236,510       8,532,617       8,727,037
                                                  ------------    ------------    ------------

          Deferred income tax (benefit) expense
              Federal                                  972,634        (308,340)     (1,695,163)
              State                                    124,352         (52,703)       (244,336)
                                                  ------------    ------------    ------------
                Total                                1,096,986        (361,043)     (1,939,499)
                                                  ------------    ------------    ------------

                   Net income tax expense         $  9,333,496       8,171,574       6,787,538
                                                  ============    ============    ============

     The provision for income taxes differed from the statutory corporate tax rate of 35 percent for 1999, 1998 and 1997 as follows:

                                                       1999            1998            1997
                                                  ------------    ------------    ------------

          Computed "expected tax expense          $ 10,889,122      10,102,476       8,170,478
          Municipal bond interest                   (2,578,598)     (2,521,221)     (1,834,950)
          State income taxes, net of federal
            benefit                                  1,421,674         978,834         814,138
          Other, net                                  (398,702)       (388,515)       (362,128)
                                                  ------------    ------------    ------------
                Actual expense                    $  9,333,496       8,171,574       6,787,538
                                                  ============    ============    ============

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1999 and 1998, the significant components of the net deferred tax asset were as follows:

                                                      1999          1998
                                                   -----------   -----------
          Deferred tax assets arising from:

             Loss reserve discounting              $11,528,011     9,970,448
             Unearned premium reserves               4,088,269     3,015,392
             Net operating loss carry forward        2,711,352          --
             Unrealized losses on securities         4,574,003          --
             Other                                   1,067,184       777,289
                                                   -----------   -----------
                 Total deferred tax assets          23,968,819    13,763,129
                                                   -----------   -----------
          Deferred tax liabilities arising from:
             Unrealized gains on securities               --       3,026,979
             Deferred acquisition costs              1,555,056       506,782
             Other                                   1,169,987       880,874
                                                   -----------   -----------
                 Total deferred tax liabilities      2,725,043     4,414,635
                                                   -----------   -----------

          Net deferred tax asset                   $21,243,776     9,348,494
                                                   ===========   ===========

      The Company has not recorded a valuation allowance, as the deferred tax assets considered by Management to be realized based on the level of anticipated future taxable income. Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management's conclusions as to the ultimate realizability of deferred tax assets.

15.   Employee Benefit Plans

     FPIC employees are covered by a qualified defined benefit plan and a defined contribution pension plan sponsored by the Company.

     SFAS No. 132 requires restatement of earlier period amounts provided for comparative purposes unless the information is not readily available. Amounts provided for 1997 have not been restated under SFAS No. 132 as the information is not readily available.

     The benefits of the defined benefit plan are based on years of service and the employee's compensation. The actuarially computed net periodic pension cost for December 31, 1999, 1998, and 1997 included the following:

                                              1999         1998         1997
                                            ---------    ---------    ---------
          Service cost - benefits earned
              during the period             $ 172,768      137,691       94,015
          Interest cost on projected
              benefit obligation              147,110      125,482      106,284
          Actual return on plan assets       (111,872)    (106,633)    (219,877)
          Recognized net actuarial loss        37,757         --           --
          Net amortization and deferral        26,268       26,268      181,770
                                            ---------    ---------    ---------
                Net periodic pension cost   $ 272,031      182,808      162,192
                                            =========    =========    =========

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    1999           1998           1997
                                                                -----------    -----------    -----------
               Actuarial present value of benefit obligation:

               Accumulated benefit obligation                   $(1,521,877)    (1,584,795)    (1,156,683)
                                                                ===========    ===========    ===========
               Projected benefit obligation for
                   service rendered to date                      (2,466,135)    (2,690,664)    (1,945,621)
               Plan assets at fair value                          1,470,669      1,219,686      1,139,563
                                                                -----------    -----------    -----------
               Projected benefit obligation in
                   excess of plan assets                           (995,466)    (1,470,978)      (806,058)

          Unrecognized net loss (gain)
               from past experience different
                   from that assumed                                103,968        746,695        117,581
               Prior service cost not yet
                   recognized in net periodic
                   pension cost                                     (40,055)       (44,367)       (48,679)
               Unrecognized net obligation at
                   inception recognized over
                   15.29 years                                      253,512        284,092        314,672
                                                                -----------    -----------    -----------
                     Accrued pension cost                       $  (678,041)      (484,558)      (422,484)
                                                                ===========    ===========    ===========

     The following table sets forth the plan's funded status for the fiscal year ending December 31, 1999 and 1998, respectively.

                                                       1999           1998
                                                   -----------    -----------
          Change in Benefit Obligation

          Benefit Obligation, January 1            $ 2,690,664      1,945,621
          Service Cost                                 172,768        137,691
          Interest Cost                                147,110        125,482
          Actuarial Gain                              (513,184)       504,493
          Benefits Paid                                (31,223)       (22,623)
                                                   -----------    -----------
          Benefit Obligation, December 31          $ 2,466,135      2,690,664
                                                   ===========    ===========

          Change in Plan Assets

          Fair Value of Plan Assets, January 1     $ 1,219,686      1,139,563
          Actual Return on Plan Assets                 203,658        (17,988)
          Employer Contributions                        78,548        120,734
          Benefits Paid                                (31,223)       (22,623)
                                                   -----------    -----------
          Fair Value of Plan Assets, December 31   $ 1,470,669      1,219,686
                                                   ===========    ===========

     Assumptions used in the accounting for net periodic pension cost at December 31, 1999, 1998, and 1997, were as follows:

                                                      1999      1998       1997
                                                    -------    -------    ------

          Discount rates                             6.50%      5.50%      6.50%
          Rate of increase in compensation levels    5.19%      5.23%      5.23%
          Return on assets                           9.00%      9.00%      9.00%

     The FPIC defined contribution plan has two parts. The first part is a profit-sharing plan. The second part allows employees to contribute, beginning in 1997, up to 5 percent of their annual compensation, of which up to 2.5% is matched 100 percent by the Company. The Company's policy is to fully fund the liability at the end of each year. At December 31, 1999, the fair market value of plan assets was $5,981,532. The expense for this plan amounted to $516,134, $434,783, and $426,291 in 1999, 1998, and 1997,
     respectively.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also has a supplemental executive retirement plan (SERP) that provides certain executives with income at retirement equal to 60 percent of pre-retirement base compensation, less qualified pension plan benefits paid by the Company and all predecessor plans and Social Security benefits. The projected benefit obligation at December 31, 1999 was $846,934 using a discount rate of 6.5 percent. The plan has no vesting prior to age 55. The Company had a net periodic pension cost of approximately $188,000, $95,000 and $95,000 to cover any liability under this plan in 1999, 1998, and 1997, respectively. The total liability included in the financial statements for this plan amounted to approximately $533,000 and $345,000 as of December 31, 1999 and 1998, respectively.

     AFP maintains a noncontributory defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits under the Plan are based on years of service and the employee's compensation during such years of service. AFP's funding policy is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such addition amounts as AFP may determine to be appropriate from time to time. Contributions are intended to provide amounts sufficient to cover the costs of benefits attributed to service to date, as well as for those expected to be earned in the future. AFP contributed $1 million to the Plan in 1998. The Plan's assets consist principally of investments in United States government securities.

     Effective December 14, 1994, AFP's pension plan was merged retroactive to January 1, 1989 into the defined benefit plan sponsored by North American Treaty Corporation, a reinsurance intermediary under common control together with the defined benefit pension plans of First Rehabilitation Insurance company of America ("FRICA") and Group Data Corporation (hereinafter referred to as "the merged plan"), both of which entities are also under common control. All three plans were substantially identical to AFP's former plan. Effective January 1, 1996, FRICA left the pension plan, with no effect on the existing plan. Pension costs allocated to AFP amounted to approximately $740,200 in 1999.

     The benefits of AFP's defined benefit plan are based on years of service and the employee's compensation. The actuarially computed net periodic pension cost for December 31, 1999 included the following:

          Service cost - benefits earned during the period          $   708,400
          Interest cost on projected benefit obligation                 341,000
          Actual return on plan assets                                 (309,200)
                                                                    -----------
                   Net periodic pension cost                        $   740,200
                                                                    ===========
          Actuarial present value of benefit obligation:
          ----------------------------------------------
          Accumulated benefit obligation                            $ 3,916,353
                                                                    ===========
          Projected benefit obligation for service rendered to date  (5,445,600)
          Plan assets at fair value                                   5,065,400
                                                                    -----------
          Projected benefit obligation in excess of plan assets     $  (380,200)
                                                                    ===========


     The following table sets forth the plan's funded status for the fiscal year ending December 31, 1999.

          Change in Benefit Obligation
          ----------------------------
          Benefit Obligation, January 1     $ 6,092,300
          Service Cost                          708,400
          Interest Cost                         341,000
          Actuarial Loss                           --
          Benefits Paid                      (1,696,100)
                                            -----------
          Benefit Obligation, December 31   $ 5,445,600
                                            ===========

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Change in Plan Assets
          ---------------------
          Fair Value of Plan Assets, January 1     $ 5,103,100
          Actual Return on Plan Assets                 659,200
          Employer Contributions                       999,200
          Benefits Paid                             (1,696,100)
                                                   -----------
          Fair Value of Plan Assets, December 31   $ 5,065,400
                                                   ===========

     Assumptions used in the accounting for net periodic pension cost at December 31, 1999 were as follows:

          Discount rates                              6.5%
          Rate of increase in compensation levels     5.0%
          Return on assets                            6.5%

16.  Commitments and Contingencies

     The future minimum annual rentals under noncancellable leases are as follows:

             2000                               $    2,168,723
             2001                                    2,058,661
             2002                                    1,825,759
             2003                                    1,653,631
          Thereafter                                 1,482,255
                                                --------------
                                                $    9,189,029
                                                ==============

     Total rental expense was $2,380,660, $371,038, and $386,016 for 1999, 1998,
     and 1997, respectively.

     The Company is involved in numerous legal actions arising primarily from claims under insurance policies. The legal actions arising from claims under insurance policies have been considered by the Company in establishing its liability for losses. While the outcome of all legal actions is not presently determinable, the Company's management is of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

     The Company's insurance subsidiaries are subject to assessment by the Financial Guaranty Associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

     In addition to standard assessments, the Florida and Missouri Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on a basis of premium written. No provision for special assessments was made in the 1999 financial statements. However, damages caused by future catastrophic losses, such as a hurricane, could subject the Company to additional assessments.

17.  Statutory Accounting

     FPIC, APAC, Intermed, and Interlex are required to file statutory financial statements with state insurance regulatory authorities. The combined statutory capital and surplus for the Company's insurance subsidiaries was $134,697,983, $117,277,880, and $87,875,717 at December 31, 1999, 1998, and
     1997, respectively. Statutory net income amounted to $19,038,049, $18,325,503, and $12,404,838, for the years ended December 31, 1999, 1998, and 1997 respectively.

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent. In 2000, they may pay dividends up to approximately $19,712,768 without regulatory consent. Restricted net assets of the Company's insurance subsidiaries as of December 31, 1999 is as follows:

                                                                Intermed
                                     FPIC            APAC      and Interlex
                                  -----------    ----------    ----------
          Restricted net assets   $96,376,647    11,781,392    11,149,614


18.  Reconciliation of Basic and Diluted Earnings Per Share

                                           1999          1998          1997
                                       -----------   -----------   -----------
          Net income and income from
              continuing operations    $21,869,481    20,692,642    16,556,685
                                       ===========   ===========   ===========
          Basic weighted average

              shares outstanding         9,748,190     9,332,206     9,044,984
          Common stock equivalents         258,424       476,458       362,109
                                       -----------   -----------   -----------
          Diluted weighted average

              shares outstanding        10,006,614     9,808,664     9,407,093
                                       ===========   ===========   ===========

          Basic earnings per share     $      2.24          2.22          1.83
                                       ===========   ===========   ===========
          Diluted earnings per share   $      2.19          2.11          1.76
                                       ===========   ===========   ===========

19.  Segment Information

     Under the provisions of SFAS No. 131, the Company determined it has three reportable operating segments, which are insurance, third party administration (TPA), and reciprocal management. The insurance segment provides a variety of insurance products for participants in the healthcare industry including MPL insurance for medical professionals, managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, provider stop loss insurance, workers compensation insurance, and group accident and health coverage. The TPA segment provides third party administration services such as the administration of self-insurance plans for large employers. The reciprocal management segment provides insurance administration services to an insurance reciprocal.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment's performance based on net income or loss. Intersegment revenues for transactions between the segments are based on actual costs incurred and are similar to services that may have been obtained from an unrelated third party. All segments are managed separately because each business requires different technology and marketing strategies.

     Information by industry segment follows (in thousands):

                                                      1999         1998         1997
                                                   ---------    ---------    ---------
          Revenues:
          ---------
          External customers:
              Insurance                            $ 136,476      108,150       82,732
              TPA                                     13,555       12,171       10,484
              Reciprocal management                   20,792         --           --
                                                   ---------    ---------    ---------
                                                     170,823      120,321       93,216
          Intersegment:
              Insurance                            $    --           --           --
              TPA                                      1,268          583         --
              Reciprocal management                    1,360         --           --
                                                   ---------    ---------    ---------
                                                   $ 173,451      120,904       93,216
                                                   =========    =========    =========



                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Interest Revenue:
          -----------------
              Insurance                            $  19,916       18,716       16,872
              TPA                                        189          164           27
              Reciprocal management                        3         --           --
                                                   ---------    ---------    ---------
                                                   $  20,108       18,880       16,899
                                                   =========    =========    =========
          Interest Expense:
          -----------------
              Insurance                            $   1,887          844           49
              TPA                                       --           --           --
              Reciprocal management                    2,095         --           --
                                                   ---------    ---------    ---------
                                                   $   3,982          844           49
                                                   =========    =========    =========
          Net Income:
          -----------
              Insurance                            $  21,063       19,699       15,380
              TPA                                       (205)         994        1,177
              Reciprocal management                    1,011         --           --
                                                   ---------    ---------    ---------
                                                   $  21,869       20,693       16,557
                                                   =========    =========    =========
          Income taxes
          ------------
              Insurance                            $   7,596        7,584        5,209
              TPA                                       (114)         638          735
              Reciprocal management                    1,851         --           --
                                                   ---------    ---------    ---------
                                                   $   9,333        8,222        5,944
                                                   =========    =========    =========
          Identifiable Assets:
          --------------------
              Insurance                            $ 668,419      512,246      369,121
              TPA                                     11,951       10,801        7,508
              Reciprocal management                   59,310         --           --
                                                   ---------    ---------    ---------
                                                   $ 739,680      523,047      376,629
                                                   =========    =========    =========
          Depreciation & Amortization:
          ----------------------------
              Insurance                            $   2,483        1,289        1,647
              TPA                                        889          708          429
              Reciprocal management                    2,506         --           --
                                                   ---------    ---------    ---------
                                                   $   5,878        1,997        2,076
                                                   =========    =========    =========

     The following table provides reconciliations of reportable operating segment revenues, net income, and assets to the Company's consolidated totals:

                                                      1999         1998         1997
                                                   ---------    ---------    ---------
          Revenues:
          ---------
          Total revenues for reportable segments   $ 173,451      120,904       93,216
          Elimination of intersegment revenues        (2,628)        (583)        --
                                                   ---------    ---------    ---------
              Total consolidated revenues          $ 170,823      120,321       93,216
                                                   =========    =========    =========
          Net Income:
          -----------
          Total income for reportable segments     $  21,869       20,693       16,557
          Other                                         --           --           --
                                                   ---------    ---------    ---------
                Total consolidated net income      $  21,869       20,693       16,557
                                                   =========    =========    =========

          Assets:
          -------
          Total assets for reportable segments     $ 739,680      523,047      376,629
          Investments in equity method investees    (119,224)     (42,670)     (23,019)
          Intercompany receivables                   (38,233)        (999)        (760)
                                                   ---------    ---------    ---------
                Total consolidated assets          $ 582,223      479,378      352,850
                                                   =========    =========    =========

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Related Party Transactions

     Effective June 30, 1998, the Company entered into a management services agreement with APA Management, Inc. ("APAM") to provide the Company with all necessary insurance management and administrative services of APAC, a wholly owned subsidiary of the Company. The Company has no financial interest in APAM other than through its management services agreement. The agreement terminates on December 31, 2002, unless extended until December 31, 2003, and provides that APAM will receive an annual aggregate of 14.5% of direct premiums consisting of an annual 10.5% service fee and 4% claims management fee. The agreement also provides that anesthesiologist business produced by FPIC or its respective agents will be transferred to APAC upon renewal, if the insured agrees, and APAM will receive an annual 1% service fee. The Company incurred $1,382,150 and $1,181,398 in management fees related to its agreement with APAM during the years ended December 31, 1999 and 1998, respectively.

     On July 1, 1998, FPIC began assuming reinsurance from PRI, a writer of medical malpractice insurance in the state of New York. PRI is managed by an attorney-in-fact, AFP, which effective January 1, 1999 was acquired and became a wholly owned subsidiary of the Company. Under one contract, which reinsures PRI for policies with limits of $1,000,000 in excess of $1,000,000, FPIC assumes losses only and pays PRI a 15% ceding commission on the premium assumed. Under the second contract, FPIC reinsures PRI for losses of $250,000 each and every claim in excess of $500,000 on each and every loss. During 1999 and 1998, the Company assumed written premiums of approximately $21,821,000 and $8,738,000, respectively, of which approximately $15,035,000 and $4,428,000, respectively, was earned under these contracts. The Company has incurred approximately $6,650,000 and $2,657,000 in losses related to these reinsurance agreements with PRI for the years ending December 31, 1999 and 1998, respectively. Premium on these contracts is paid by PRI on a quarterly basis. As of December 31, 1999 and 1998, the amount due from PRI under these contracts was approximately $4,291,000 and $4,527,000, respectively.

     In accordance with a management agreement AFP performs underwriting, administrative and investment functions on PRI's behalf for which it receives compensation. Compensation under the agreement is based upon PRI's direct written premium and statutory operating results. Total revenues earned under the agreement were $18,631,688 for 1999. The management agreement also provides that AFP is to be reimbursed by PRI for certain expenses paid by AFP on PRI's behalf. The expenses reimbursed by PRI consist principally of the salary, related payroll, and overhead costs of AFP's claims, legal, and risk management course personnel who work on PRI's behalf. These reimbursed expenses amounted to $10,883,893 in 1999. The management agreement was reviewed and approved by the New York Insurance Department and is effective January 1, 1999 through December 31, 2008.

21.  Quarterly Results of Operations

     The following is a summary of unaudited quarterly results of operations for the year ended December 31, 1999 and 1998:

                       1999                           First            Second           Third        Fourth
                       ----                      ---------------  ----------------  -------------  -----------
           Premiums written and assumed        $    37,521,923        38,159,865      45,697,764      26,836,140
           Premiums earned                     $    27,583,589        26,549,586      33,170,659      30,885,039
           Net investment income               $     4,451,748         4,880,776       5,009,562       4,681,792
           Total revenues                      $    40,008,377        39,358,067      47,282,158      44,174,198
           Net income                          $     7,234,434         7,402,265       2,662,265       4,570,517
           Basic earnings per share            $           .74              .75              .27             .47
           Diluted earning per share           $           .70              .71              .26             .45

                           FPIC INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       1998                           First            Second           Third         Fourth
                       ----                      ---------------  ----------------  -------------  -----------
           Premiums written and assumed        $    29,851,492        25,662,544      27,915,386      33,560,028
           Premiums earned                     $    17,855,299        22,954,687      22,986,070      25,765,522
           Net investment income               $     4,339,754         4,372,425       4,259,182       4,577,738
           Total revenues                      $    25,486,680        30,459,871      30,831,173      33,543,086
           Net income                          $     4,785,108         5,046,487       5,480,735       5,380,312
           Basic earnings per share            $          0.58             0.55             0.58            0.57
           Diluted earning per share           $          0.50             0.52             0.55            0.54

                                                                      SCHEDULE I

                           FPIC Insurance Group, Inc.
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 1999


                                                                                      Amount  in
                                                    Cost (1)            Value       Balance Sheet
                                                 ---------------  ----------------  --------------
           Bonds:
                United States Government
                    agencies and authorities   $    70,498,384        68,073,874        68,073,874
                States, municipalities and

                    Political subdivisions         151,792,331       145,854,014       145,854,014
                Corporate securities                65,407,976        62,148,896        62,148,896
                Mortgage-backed securities          52,211,055        50,999,645        50,999,645
                                                 ---------------  ----------------  --------------

                    Total bonds                    339,909,746       327,076,429       327,076,429

           Equity securities:
                Industrial, miscellaneous,
                    and other                        9,057,869         8,822,672          8,822,672
           Real Estate                               5,235,379         5,235,379          5,235,379
           Other Invested Assets                     5,454,775         6,127,524          5,454,775
                                                 ---------------  ----------------  ---------------

                      Total investments        $   359,657,769       347,262,004       346,589,255
                                                 ===============  ==============    ==============


(1) Original cost of equity securities and real estate adjusted for any permanent write downs, and, as to fixed maturities, original cost reduced by repayments, write downs and adjusted for amortization of premiums or accrual of discounts.


     See accompanying auditors' report.

                                                                     SCHEDULE II

                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant

                    FPIC Insurance Group, Inc. (Parent Only)
                             Condensed Balance Sheet

                        As of December 31, 1999 and 1998

                                                           1999              1998
                                                      -------------    -------------
Assets

   Investments and cash:
    Investments in subsidiaries*                      $ 216,774,162      152,945,528
    Equity securities                                     7,567,654        7,586,136
    Real estate                                             902,312             --
    Other invested assets                                 4,875,329        4,171,771
                                                      -------------    -------------
          Total investments and cash                    230,119,457      164,703,435

   Property and equipment, net                              760,920          293,764
   Due from subsidiaries*                                 2,565,234        5,708,229
   Goodwill, net                                          4,386,704        1,915,528
   Intangible assets, net                                 3,291,364        3,664,288
   Federal income tax receivable                          5,072,605        1,804,225
   Prepaid expenses                                         325,954          379,856
   Other assets                                             335,312        2,234,210
                                                      -------------    -------------
         Total assets                                 $ 246,857,550      180,703,535
                                                      =============    =============

Liabilities

   Cash overdraft                                     $  12,614,890          697,173
   Revolving credit facility                             62,719,109       27,165,000
   Other liabilities                                      5,144,609        1,910,834
                                                      -------------    -------------
         Total liabilities                               80,478,608       29,773,007
                                                      -------------    -------------

Shareholders' Equity
   Common stock, $.10 par value,
    50,000,000 shares authorized:
    9,621,298 and 9,518,679 shares issued and
    outstanding in 1999 and 1998, respectively              962,130          951,868
   Additional paid-in-capital                            41,856,912       34,297,994
   Unearned compensation on stock options                  (230,669)        (356,528)
   Other comprehensive income                            (8,494,573)       5,621,533
   Retained earnings                                    132,285,142      110,415,661
                                                      -------------    -------------
         Total shareholders' equity                     166,378,942      150,930,528
                                                      -------------    -------------
         Total liabilities and shareholders' equity   $ 246,857,550      180,703,535
                                                      =============    =============


    *Eliminated in consolidation.


See accompanying auditors' report.
See the accompanying Notes to Condensed Financial Statements.

                                                                     SCHEDULE II

                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
                         Condensed Statement of Earnings
              For the years ended December 31, 1999, 1998 and 1997



                                               1999            1998            1997
                                          ------------    ------------    ------------
Revenues
    Management fees from subsidiaries*    $ 17,974,618      12,267,004      11,204,829
    Dividends from subsidiaries*            12,674,000         450,000            --
    Net investment income                      171,207         326,788          63,846
                                          ------------    ------------    ------------
        Total revenues                      30,819,825      13,043,792      11,268,675

Expenses

    Other operating expenses                20,228,680      10,809,689       9,057,547
                                          ------------    ------------    ------------
        Total expenses                      20,228,680      10,809,689       9,057,547

Income before income taxes                  10,591,145       2,234,103       2,211,128

    Income taxes (benefit) expense          (1,485,686)        (49,958)        843,660
                                          ------------    ------------    ------------

Earnings before equity in undistributed
    earnings of subsidiaries                12,076,831       2,284,061       1,367,468

      Equity in undistributed earnings
        of subsidiaries                      9,792,650      18,408,581      15,189,217
                                          ------------    ------------    ------------

Net earnings                              $ 21,869,481      20,692,642      16,556,685
                                          ============    ============    ============


*Eliminated in consolidation.

See accompanying auditors' report.
See the accompanying Notes to Condensed Financial Statements.

                                                                     SCHEDULE II

                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
                       Condensed Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997

                                                     1999             1998            1997
                                                 ------------    ------------    ------------
Cash flows from operating activities
    Net earnings                                 $ 21,869,481      20,692,642      16,556,685
    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
        Equity in undistributed earnings of
          subsidiaries                             (9,792,650)    (18,408,581)    (15,189,217)
        Common stock dividend from
          subsidiaries                            (12,674,000)       (450,000)           --
        Depreciation and amortization                 751,680         251,367          21,151
        Noncash compensation                          125,859          20,972            --
        Net loss in equity investment                  18,482            --              --
        Loss on sale of furniture                       8,041            --              --
        Changes in assets and liabilities:
          Due from subsidiaries                     2,779,145         230,555      (5,938,784)
          Prepaid expenses                             53,902        (116,611)       (263,245)
          Other assets                              1,898,898        (406,443)       (185,403)
          Federal income taxes payable                   --        (2,620,083)      2,620,083
          Federal income taxes receivable          (3,268,380)     (1,804,225)           --
          Other liabilities                         3,233,775         174,631       1,663,348
                                                 ------------    ------------    ------------
Net cash used in operating activities               5,004,233      (2,435,776)       (715,382)

Cash flows from investing activities

    Purchase of goodwill                           (2,708,388)     (4,071,107)     (3,207,661)
    Purchase of common stocks                            --        (5,500,000)     (2,086,090)
    Purchase of other invested assets                (703,558)     (2,171,771)     (2,000,000)
    Purchase of real estate investments              (902,312)           --              --
    Additional investment in subsidiaries                --              --        (1,250,100)
    Proceeds from sale or maturity of
       available for sale securities                     --              --         3,881,315
    Purchase of fixed maturity securities
    Purchase of subsidiary's net other
       assets and stock                           (55,114,240)    (19,650,000)           --
    Purchase of property and equipment, net          (616,741)       (196,166)       (171,210)
                                                 ------------    ------------    ------------
Net cash used in investing activities             (60,045,239)    (31,589,044)     (4,833,746)

Cash flows from financing activities

    Receipt of revolving credit facility           35,554,109      25,165,000       2,000,000
    Issuance of common stock                        7,569,180       8,165,260       3,542,215
                                                 ------------    ------------    ------------
Net cash provided by financing activities        $ 43,123,289      33,330,260       5,542,215



See accompanying auditors' report

See the accompanying Notes to Condensed Financial Statements.         Continued.

                                                                     SCHEDULE II

                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
                       Condensed Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997



                                                                   (In thousands)
                                                    --------------------------------------------
                                                        1999            1998             1997
                                                    ------------    ------------    ------------

Net decrease in cash and cash equivalents           $(11,917,717)       (694,560)         (6,913)

Cash and cash equivalents, beginning of year            (697,173)         (2,613)          4,300
                                                    ------------    ------------    ------------

Cash and cash equivalents, end of year              $(12,614,890)       (697,173)         (2,613)
                                                    ============    ============    ============



Supplemental disclosure of cash flow information:

    Federal income taxes paid                       $  6,634,000       9,816,000       6,071,204
    Cash paid for interest                          $  4,015,726         844,151          65,962




See accompanying auditors' report.
See the accompanying Notes to Condensed Financial Statements.

                                                                     SCHEDULE II

                            FPIC Insurance Group, Inc
                  Condensed Financial Information of Registrant
              Notes to Condensed Financial Statements (Parent Only)
                                December 31, 1999

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

     3.   Goodwill
          See Goodwill in the consolidated financial statements Part II Item 8 and in Note 8 of the notes to the consolidated financial statements.

     4.   Intangible assets
          See Intangible Assets in the consolidated financial statements Part II
          Item 8 and in Note 9 of the notes to the consolidated financial statements.

     5.   Revolving credit facility
          See Borrowing Arrangements in Note 10 of the notes to the consolidated financial statements.

     6.   Income Taxes
          The Company and its eligible subsidiaries file a consolidated U.S. Federal Income tax return. Income tax liabilities or benefits are recorded by each subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements.

          For further information on income taxes, see Income Taxes in Note 14 of the notes to the consolidated financial statements.

     7.   Other Comprehensive Income
          See Other Comprehensive Income in the consolidated financial statements Part II Item 8.

     8.   Dividend Restrictions
          See Statutory Accounting in Note 17 of the notes to the consolidated financial statements.

     9.   Accounting Changes
          For information concerning new accounting standards adopted in 1999 and 1998, see Note 1 of the notes to the consolidated financial statements.

                                                                    SCHEDULE III

                           FPIC Insurance Group, Inc.
                Consolidated Supplementary Insurance Information
                                 (in thousands)
              For the years ended December 31, 1999, 1998 and 1997

                                                                       Other                                     Amortization
                             Deferred    Future Policy                Policy                          Benefits    of Deferred
                              Policy        Benefits                 Claims &                Net     Losses and     Policy
                           Acquisition   Losses, Claims   Unearned   Benefits  Premium   Investment      Loss     Acquisition
Segment                       Costs      Loss Expenses    Premiums    Payable  Revenue     Income      Expenses      Costs
-------                   ------------   -------------    --------    -------  -------     ------      --------      -----

1999:
  Medical professional
    and other liability     $ 2,789        273,092         55,759        --    118,189     19,024       80,968       6,727

1998:
  Medical professional
    and other liability     $ 2,001        242,377         44,310        --     89,562     17,549       67,362       4,860

1997:
 Medical professional
    and other liability     $ 1,411        188,086         28,218        --     65,504     15,978       54,011       3,996

                            Other        Premiums
Segment                    Expenses       Written
-------                    --------       -------
1999:
  Medical professional
    and other liability     15,968        122,126

1998:
  Medical professional
    and other liability      7,653        101,477

1997:
 Medical professional
    and other liability      3,083         70,285


See accompanying auditors' report

                                                                     SCHEDULE IV

                           FPIC Insurance Group, Inc.
                                   Reinsurance
              For the years ended December 31, 1999, 1998 and 1997


                                              Ceded             Assumed                        Percentage
                                            Earned to           Earned                             of
   Property and            Gross              Other           From Other             Net         Assumed
Liability Insurance        Amount           Companies          Companies           Earned       to net
-------------------        ------           ---------          ---------           ------       ------
       1999           $  116,495,754        26,341,160         28,034,279       118,188,873     23.72 %

       1998           $   91,141,795        16,055,262         14,475,045        89,561,578     16.16 %

       1997           $   71,277,054         7,508,160          1,734,781        65,503,675      2.65 %

See accompanying auditors' report.

                                                                      SCHEDULE V

                           FPIC Insurance Group, Inc.
                        Valuation and Qualifying Accounts

                                                     Balance at       Charged to                        Balance
                                                     Beginning        Costs and                         at End
                Description                          of Period         Expenses        Deductions      of Period
                -----------                          ---------         --------        ----------      ---------
Year-ended December 31, 1999
     Allowance for Doubtful Accounts, net         $    908,409           338,171             --        1,246,580

Year-ended December 31, 1998
     Allowance for Doubtful Accounts, net         $    681,175           227,234             --          908,409

See accompanying auditors' report.