Form 10-Q
period 2000-03-31
FPIC INSURANCE GROUP INC
filed 2000-05-15
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
      ___________.

Commission file number 1-11983
                       --------

                           FPIC Insurance Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                         59-3359111
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

     225 Water Street, Suite 1400, Jacksonville, Florida       32202
     ---------------------------------------------------     ---------
          (Address of principal executive offices)           (Zip Code)

                                 (904) 354-2482
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 5, 2000, there were 9,442,853 shares of the registrant's common stock outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited) of FPIC Insurance Group, Inc. and Subsidiaries:

        o Consolidated Balance Sheets                                         3
        o Consolidated Statements of Income                                   4
        o Consolidated Statements of Comprehensive Income                     5
        o Consolidated Statements of Changes in Shareholders' Equity          6
        o Consolidated Statements of Cash Flows                               7
        o Notes to the Consolidated Financial Statements                      9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            11

Item 3. Quantitative and Qualitative Disclosures About Market Risk           13

Part II - Other Information

Item 1. Legal Proceedings                                                    14
Item 2. Changes in Securities and Use of Proceeds                            14
Item 3. Defaults Upon Senior Securities                                      14
Item 4. Submission of Matters to a Vote of Security Holders                  14
Item 5. Other Information                                                    14
Item 6. Exhibits and Reports on Form 8-K                                     14

Signatures                                                                   14

                           FPIC Insurance Group, Inc.

          Consolidated Balance Sheets (in thousands, except share data)

                   As of March 31, 2000 and December 31, 1999

                                                                  (unaudited)
                                                                      2000           1999
                                                                    ---------      ---------
Assets

    Cash and cash equivalents                                       $   9,297          6,830
    Bonds and U.S. Government securities, available for sale          376,241        327,076
    Equity securities, available for sale                               8,786          8,823
    Other invested assets                                               5,543          5,455
    Real estate investments                                             5,265          5,235
                                                                    ---------      ---------
           Total cash and investments                                 405,132        353,419

    Premiums receivable, net                                           42,733         45,012
    Accrued investment income                                           7,385          5,426
    Reinsurance recoverable on paid losses                              4,732          3,081
    Due from reinsurers on unpaid losses and advance premiums          57,826         60,356
    Property and equipment, net                                         3,644          3,774
    Deferred policy acquisition costs                                   5,326          2,789
    Deferred income taxes                                              24,053         21,244
    Finance charge receivable                                             369            379
    Prepaid expenses                                                    1,478          1,126
    Goodwill, net                                                      72,047         70,441
    Intangible assets, net                                              3,387          3,481
    Federal income tax receivable                                          --          4,128
    Other assets                                                        9,871          7,567
                                                                    ---------      ---------
                Total assets                                        $ 637,983        582,223
                                                                    =========      =========

Liabilities and Shareholders' Equity

    Loss and loss adjustment expenses                               $ 270,425        273,092
    Unearned premiums                                                 107,412         55,759
    Paid in advance and unprocessed premiums                            1,847          5,459
    Revolving credit facility                                          67,219         62,719
    Federal income taxes payable                                        2,312             --
    Accrued expenses and other liabilities                             19,688         18,815
                                                                    ---------      ---------
           Total liabilities                                          468,903        415,844
                                                                    ---------      ---------

    Commitments and contingencies

    Common stock, $.10 par value, 50,000,000 shares authorized;
      9,438,853 and 9,621,298 shares issued and outstanding at
      March 31, 2000 and December 31, 1999, respectively                  944            962
    Additional paid-in capital                                         38,344         41,858
    Unearned compensation                                                (199)          (231)
    Accumulated other comprehensive loss                               (7,006)        (8,495)
    Retained earnings                                                 136,997        132,285
                                                                    ---------      ---------
           Total shareholders' equity                                 169,080        166,379
                                                                    ---------      ---------
                Total liabilities and shareholders' equity          $ 637,983        582,223
                                                                    =========      =========

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

     Consolidated Statements of Income (in thousands, except per-share data)

                                                               (unaudited)
                                                        ---------------------------
                                                        Three months ended March 31
                                                           2000            1999
                                                        ----------      -----------
Revenues
    Net premiums earned                                   $ 29,148        27,584
    Net investment income                                    6,017         4,452
    Net realized investment (losses) gains                     (21)          304
    Claims administration and management fees                7,121         6,234
    Commission income                                          656           347
    Finance charge and other income                          1,366         1,087
                                                          --------      --------
         Total revenues                                     44,287        40,008
                                                          --------      --------

Expenses
    Net losses and loss adjustment expenses                 24,162        18,649
    Other underwriting expenses                              3,905         4,003
    Claims administration and management expenses            7,186         5,919
    Interest expense                                         1,242           843
    Other expenses                                           1,136         1,089
                                                          --------      --------
         Total expenses                                     37,631        30,503
                                                          --------      --------

         Income before income taxes                          6,656         9,505

    Income taxes                                             1,944         2,271
                                                          --------      --------

         Net income                                       $  4,712         7,234
                                                          ========      ========

Basic earnings per common share                           $   0.49          0.74
                                                          ========      ========

Diluted earnings per common share                         $   0.49          0.70
                                                          ========      ========

Basic weighted average common shares outstanding             9,564         9,751
                                                          ========      ========

Diluted weighted average common shares outstanding           9,678        10,398
                                                          ========      ========

See accompanying notes to consolidated financial statements.

                                  FPIC INSURANCE GROUP, INC.

                Consolidated Statements of Comprehensive Income (in thousands)

                                                                               (unaudited)
                                                                        ---------------------------
                                                                        Three months ended March 31
                                                                         2000                1999
                                                                        -------            -------
Net income                                                              $ 4,712              7,234
                                                                        -------            -------

Other comprehensive income
    Unrealized (losses) gains on securities
       Unrealized holding gains (losses) arising during period            2,322             (1,845)
       Less reclassification adjustment for (losses) gains included
         in net income                                                      (20)               304

    Income tax (expense) benefit  related to unrealized gains and
       losses on securities                                                (813)               539
                                                                        -------            -------

    Other comprehensive income (loss)                                     1,489             (1,002)
                                                                        -------            -------

Comprehensive income                                                    $ 6,201              6,232
                                                                        =======            =======

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

    Consolidated Statements of Changes in Shareholders' Equity (in thousands)

  Three Months Ended March 31, 2000 and Years Ended December 31, 1999 and 1998

                                                                      Additional  Net Unrealized
                                                           Common      Paid-in     Gain (loss)    Retained    Unearned
                                                            Stock      capital    on Investments  Earnings  Compensation     Total
                                                          -------------------------------------------------------------------------
Balances at December 31, 1997                             $    918      25,790        3,634        89,723           --      120,065

     Net income                                                 --          --           --        20,693           --       20,693

     Unearned compensation                                      --          --           --            --         (357)        (357)

     Net unrealized gain on debt and equity securities          --          --        1,987            --           --        1,987

     Issuance of shares, net                                    34       8,509           --            --           --        8,543
                                                          -------------------------------------------------------------------------

Balances at December 31, 1998                                  952      34,299        5,621       110,416         (357)     150,931

     Net income                                                 --          --           --        21,869           --       21,869

     Compensation earned on options                             --          --           --            --          126          126

     Net unrealized loss on debt and equity securities          --          --      (14,116)           --           --      (14,116)

     Issuance of shares, net                                    10       7,559           --            --           --        7,569
                                                          -------------------------------------------------------------------------

Balances at December 31, 1999                                  962      41,858       (8,495)      132,285         (231)     166,379

     Net income                                                 --          --           --         4,712           --        4,712

     Compensation earned on options                             --          --           --            --           32           32

     Net unrealized gain on debt and equity securities          --          --        1,489            --           --        1,489

     Repurchase of shares, net                                 (18)     (3,514)          --            --           --       (3,532)
                                                          -------------------------------------------------------------------------

Balances at March 31, 2000 (unaudited)                    $    944      38,344       (7,006)      136,997         (199)     169,080
                                                          =========================================================================

See accompanying notes to consolidated financial statements.

                                     FPIC INSURANCE GROUP, INC.

                        Consolidated Statements of Cash Flows (in thousands)

                                                                                    (unaudited)
                                                                             ---------------------------
                                                                             Three months ended March 31
                                                                              2000                 1999
                                                                             -------               -----
Cash flows from operating activities:
  Net income                                                                 $ 4,712               7,234
  Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation and amortization                                         1,492               1,243
         Realized loss (gain) on investments                                      21                (304)
         Realized loss on sale of property and equipment                          --                   8
         Noncash compensation                                                     32                  31
         Net loss from equity investments                                         79                  79
         Deferred income taxes                                                (3,046)               (337)
             Changes in assets and liabilities:
                 Premiums receivable, net                                      2,279              (8,763)
                 Accrued investment income, net                               (1,959)               (278)
                 Reinsurance recoverable                                      (1,651)              1,206
                 Due from reinsurers on unpaid losses and advance premiums     2,530                 818
                 Deposits with reinsurers                                         --                 107
                 Deferred policy acquisition costs                            (2,537)               (422)
                 Prepaid expenses and finance charge receivable                 (342)             (1,774)
                 Other assets                                                 (2,304)                401
                 Loss and loss adjustment expenses                            (2,667)               (371)
                 Unearned premiums                                             7,460               3,933
                 Paid in advance and unprocessed premiums                     (3,612)             (4,113)
                 Federal income tax receivable                                 6,441               2,688
                 Accrued expenses and other liabilities                          873              (1,438)
                                                                             -------             -------
                    Net cash provided by (used in) operating activities        7,801                 (52)
                                                                             -------             -------

Cash flows from investing activities:
  Proceeds from sale or maturity of bonds and U.S. Government securities       4,108              30,239
  Purchase of bonds and U.S. Government securities                            (7,471)               (900)
  Purchase of intangible assets                                               (2,523)            (49,180)
  Purchase of real estate investments                                            (92)               (391)
  Purchase of other invested assets                                             (161)               (313)
  Purchase of property and equipment, net                                       (163)                (70)
  Purchase of subsidiary's net other assets and stock                             --                (920)
                                                                             -------             -------
                    Net cash used in investing activities                     (6,302)            (21,535)
                                                                             -------             -------

Cash flows from financing activities:
  Net borrowings under revolving credit facility                               4,500              31,013
  (Repurchase) issuance of common stock, net                                  (3,532)                876
                                                                             -------             -------
                    Net cash provided by financing activities                    968              31,889
                                                                             -------             -------

                    Net increase in cash and cash equivalents                  2,467              10,302

Cash and cash equivalents at beginning of period                               6,830               7,063
                                                                             -------             -------

Cash and cash equivalents at end of period                                   $ 9,297              17,365
                                                                             =======             =======

See accompanying notes to consolidated financial statements.

Continued

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)

                                                                                         (unaudited)
                                                                                  ---------------------------
                                                                                  Three months ended March 31
                                                                                    2000                1999
                                                                                  ------               ------
Supplemental disclosure of noncash financing activities:
            Interest paid                                                         $     88                 60
                                                                                  ========           ========

Supplemental schedule of noncash investing and financing activities:

     Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement to assume the death, disability, and retirement (DD&R) risks under Physicians' Reciprocal
     Insurers' (PRI) claims made insurance policies. The Company received cash and bonds in exchange for business assumed from PRI.

               Assumed unearned premiums                                          $ 46,954                 --
               Receipt of bonds                                                    (44,194)                --
                                                                                  --------           --------
               Net cash received                                                  $  2,760                 --
                                                                                  ========           ========

     Effective January 1, 1999, The Company purchased all of the capital stock of Administrators For The Professions, Inc. for $53,830 and a 70% equity interest in a limited liability company for $2,500. In conjunction with the acquisitions, common stock was issued as follows:

               Goodwill and other tangible assets acquired                        $     --             56,330
               Cash paid for the capital stock                                          --            (44,700)
                                                                                  --------           --------
               Common stock issued and related additional paid-in capital         $     --             11,630
                                                                                  ========           ========

                           FPIC INSURANCE GROUP, INC.
            Unaudited Notes to the Consolidated Financial Statements (all dollar amounts in thousands, except per-share data)

1. Organization and Basis of Presentation

      The accompanying unaudited, consolidated financial statements include the accounts of FPIC Insurance Group, Inc. and subsidiaries ("the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited, consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the audited, consolidated financial statements of the Company for the year ended December 31, 1999, which were filed on Form 10-K with the Securities and Exchange Commission on March 30, 2000.

      The Company is an insurance holding company. The Company's principal direct and indirect subsidiaries include: Florida Physicians Insurance Company, Inc. ("FPIC"), Anesthesiologists' Professional Assurance Company, Inc. ("APAC"), Administrators For The Professions, Inc. ("AFP"), The Tenere Group, Inc. ("Tenere") and its two subsidiaries: Intermed Insurance Company ("Intermed") and Interlex Insurance Company ("Interlex"), and McCreary Corporation ("MCC") and its subsidiary Employer's Mutual, Inc. ("EMI").

      The Company, through FPIC, APAC, Intermed, and Interlex, operates in the property and casualty insurance industry and is a provider of medical and legal professional liability insurance, primarily in Florida and Missouri. The Company is licensed to write insurance in various states and is subject to regulation by the departments of insurance in these states.

2. Investments

      Proceeds from sales of investments available-for-sale were $4,108 and $30,239 during the three months ended March 31, 2000 and 1999, respectively. Gross realized gains and (losses) from investments available-for-sale based were $0 and $(21), and $335 and $(31) for the three months ended March 31, 2000 and 1999, respectively. The amortized cost of investments available-for-sale was $385.9 million and $349.0 million as of March 31, 2000 and December 31, 1999, respectively.

3. Reinsurance

      The Company's insurance subsidiaries presently have excess of loss reinsurance contracts that serve to limit the Company's maximum loss to $250 thousand per occurrence. To the extent that any reinsurer is unable to meet its obligations, the Company's insurance subsidiaries would be liable for such defaulted amounts not covered by letters of credit. The Company's insurance subsidiaries obtain letters of credit from reinsurers that are not designated as authorized reinsurers by the departments of insurance in the states where they conduct business.

      Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with Physicians' Reciprocal Insurers (PRI), to assume a $47 million unearned premium reserve ("UPR") covering death, disability and retirement ("DD&R") risks under PRI's claims made insurance policies in exchange for cash and investments. The UPR was calculated using elements of life actuarial models (i.e. mortality, morbidity, interest and inflation rate assumptions). In connection with the reinsurance agreement, the Company recognized a 5% ceding commission, which is being deferred and amortized as premiums are earned under the agreement.

4. Business Acquisitions

      The acquisition agreements for MCC and EMI specify additional payments to be made to the sellers from the acquisition date through 2001. The effect of these payments is to increase the original purchase price and the recorded goodwill. Payments of $227 and $250 were made for the three months ended March 31, 2000 and 1999, respectively. During the quarter ended March 31, 2000, the remaining payments under these agreements were fixed and the recorded amounts of goodwill were increased, accordingly. The remaining payments, which have been recorded as liabilities, and the year of payment are as follows:

                               MCC                   EMI
                   2000     $ 1,668        2001     $ 538

5. Borrowing Arrangements

      The Company maintains a $75 million revolving credit facility, in which four banks participate, to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002, and bears interest at various rates ranging from LIBOR plus .75% to Prime plus .50%. The Company is not required to maintain compensating balances in connection with this credit facility. As of March 31, 2000, the Company had borrowed approximately $67.2 million against the credit facility for non-operating purposes.

6. Reconciliation of Basic and Diluted Earnings Per Share

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                         3/31/00       3/31/99
                                                      ------------  ------------

      Net income and income from continuing operations    $4,712        7,234
                                                          ======        =====

      Basic weighted average shares outstanding            9,564        9,751
      Common stock equivalents                               114          647
                                                          ------        -----
      Diluted weighted average shares outstanding          9,678       10,398
                                                          ======        =====

      Basic earnings per share                            $ 0.49         0.74
                                                          ======        =====
      Diluted earnings per share                          $ 0.49         0.70
                                                          ======        =====

7. Segment Information

      Under the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable operating segments as follows: insurance, third party administration ("TPA"), and reciprocal management ("RM"). The insurance segment provides a variety of insurance products for professionals including medical and legal professional liability insurance. The TPA segment provides management and third party administrative services such as the administration of self-insurance plans for large employers. The RM segment provides insurance administrative services to a reciprocal insurer.

      The Company evaluates a segment's performance based on net income or loss. Intersegment revenues for transactions between the segments are based on actual costs incurred and are similar to services that may have been obtained from an unrelated third party. All segments are managed separately as each business requires different technology and marketing strategies. Information by industry segment follows:

                                Revenues
                          ----------------------        Net       Identifiable
                          External   Intersegment     Income         Assets
                          --------   ------------     ------     ------------
      3/31/00
      Insurance           $ 35,750           --        4,789       570,948
      TPA                    3,742          400           16        14,226
      RM                     4,795        2,845          (93)       63,503
                          --------        -----        -----       -------
                          $ 44,287        3,245        4,712       648,677
                          ========        =====        =====       =======

      3/31/99
      Insurance           $ 32,895           --        7,236       518,131
      TPA                    2,543          404           (4)       10,428
      RM                     4,570           --            2        57,175
                          --------        -----        -----       -------
                          $ 40,008          404        7,234       585,734
                          ========        =====        =====       =======

      The following table reconciles net income and assets to the Company's consolidated totals:

                          Net Income                            Total Assets
                 ------------------------------     ----------------------------------------
                   Total               Total         Total       Intercompany      Total
                 Segments   Other  Consolidated     Segments     Receivables    Consolidated
                 --------   -----  ------------     --------     -----------    ------------
      3/31/00    $  4,712    --      $  4,712       $648,677       (10,694)       $637,983
      3/31/99    $  7,234    --      $  7,234       $585,734        (1,538)       $584,196

8. Commitments and Contingencies

      The Company's insurance subsidiaries are named as defendants in various legal actions primarily arising from claims made under insurance policies and contracts. These actions are considered by the Company's insurance subsidiaries in establishing the liability for loss and loss adjustment expense. While the outcomes of all legal actions are not presently determinable, management is of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

9. Reclassification

      Certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

10. Subsequent Event

      On April 14, 2000, the Company's subsidiary, EMI sold Sy.Med Development for approximately $185 in cash. An after tax loss of approximately $92 was realized on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

For purposes of this management discussion and analysis, the term "Company" refers to FPIC Insurance Group, Inc. and its subsidiaries. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited, consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 30, 2000. All amounts in this discussion and analysis have been rounded to the nearest $100,000.

Forward-Looking Statements

This discussion contains historical information, as well as forward-looking statements (identified by words such as, but not limited to, "believe," "expect," "intend," "anticipate," "estimate," and other analogous expressions) that are based upon the Company's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The Company's expectations regarding earnings, losses, the retention of current business, expansion of product lines, Year 2000 compliance, and development of business in new geographical areas depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In view of the many uncertainties inherent in the forward-looking statements made in this document, the inclusion of such information should not be taken as a representation by the Company or any other person that the Company's objectives or plans will be realized.

The assumptions underlying certain forward-looking statements are that the Company will continue to: (i) profitably price its insurance products; (ii) maintain its underwriting standards; (iii) market its insurance products competitively; (iv) maintain its successful handling of claims; (v) retain existing agents and key management personnel; and (vi) reserve adequately for losses and loss adjustment expenses ("LAE"). Additionally, the primary risk in maintaining adequate reserves is unexpected changes in the frequency or severity of reported claims, particularly adverse development that may occur during the last three report years.

General

The Company's primary source of revenue is dividends from its subsidiaries. The primary sources of revenues for these dividends are premiums earned and investment income derived from the insurance operations of FPIC, APAC, Intermed and Interlex, and management fees and commission income from McCreary and AFP. The Company concentrates on liability insurance products for medical and legal professionals, with medical professional liability insurance for physicians and dentists as its primary product.

For information concerning the Company's acquisitions during 1999, 1998 and 1997, see the Company's report on Form 10-K for the year ended December 31, 1999.

Selected Balance Sheet Items - March 31, 2000 compared to December 31, 1999

Investments. Investments increased $49.1 million, or 15%, to $385.0 million at March 31, 2000, from $335.9 million at December 31, 1999. The increase in investments is primarily related to amounts received in exchange for a reinsurance agreement whereby the Company's insurance subsidiaries assumed the death, disability, and retirement ("DD&R") risks under Physicians' Reciprocal Insurers' ("PRI") claims made insurance policies.

Unearned Premiums. Unearned premiums increased $51.6 million, or 92%, to $107.4 million at March 31, 2000, from $55.8 million at December 31, 1999. The increase in unearned premiums is primarily related to the DD&R reinsurance agreement between the Company's insurance subsidiaries and PRI.

Results of Operations - Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Premiums. Direct premiums written and assumed increased $50.9 million, or 136%, to $88.4 million for the three months ended March 31, 2000, from $37.5 million for the three months ended March 31, 1999. The increase in written and assumed premiums is primarily related to the DD&R reinsurance agreement between the Company's insurance subsidiaries and PRI. Net premiums earned increased $1.5 million, or 5.4%, to $29.1 million for the three months ended March 31, 2000 from $27.6 million for the three months ended March 31, 1999. The increase in net premiums earned is primarily related to the acquisition of Tenere on March 17, 1999. For the three months ended March 31, 2000, the Company received a full quarter of premiums earned from Tenere. For the three months ended March 31, 1999, the Company received only two weeks of premiums earned from the acquisition date, March 17,1999, through March 31, 1999.

Net Investment Income. Net investment income increased $1.5 million, or 33%, to $6.0 million for the three months ended March 31, 2000, from $4.5 million for the three months ended March 31, 1999. The increase in net investment income is primarily related to additional interest on investments received in connection with the DD&R reinsurance agreement and a full three months of interest earned at Tenere compared to two weeks of interest earned during 1999.

Net Losses and Loss Adjustment Expense. Net losses and LAE increased $5.6 million, or 30%, to $24.2 million for the three months ended March 31, 2000, from $18.6 million for the three months ended March 31, 1999. The loss and LAE ratios were 83% and 68% for the three months ended March 31, 2000 and 1999, respectively. The loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums earned. The increase in the Company's loss ratio is primarily due to a reduction in the amount of prior years' reserves released on its medical professional liability business, and adverse results from its group accident and health business. The liability for losses and LAE represents management's estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in frequency and severity of claims.

Given recent competitive market conditions, which have lessened the Company's ability to underwrite and price its business at as favorable terms as in prior years, management anticipates conservative reserve releases to continue throughout 2000. Furthermore, given the inherent uncertainties in the estimation of loss and LAE reserves, there can be no assurance concerning future adjustments, positive or negative, for prior years' claims.

Claims Administration and Management Expenses. Claims administration and management expenses increased $1.3 million, or 22%, to $7.2 million for the three months ended March 31, 2000, from $5.9 million for the three months ended March 31, 1999. The increase in claims administration and management expenses is primarily related to the acquisition of a third party administrative operation in August 1999, resulting in expenses for the three months ended March 31, 2000. No expenses were recorded for the three months ended March 31, 1999.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Operating cash flows for the three months ended March 31, 2000 provided cash of approximately $7.8 million. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. These factors include, among others, loss trends, and changes in the frequency and severity of claims in the Company's book of business. In addition, factors such as inflation, changes in medical procedures, the influence of managed care and adverse legislative changes could influence the level of losses and LAE.

The Company maintains a $75 million revolving credit facility with four banks to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of March 31, 2000, the Company had borrowed approximately $67.2 million against the credit facility for non-operating purposes.

Dividends payable by the Company's insurance subsidiaries are subject to certain statutory limitations imposed by the laws in the states in which they operate. In 2000, insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $19.7 million without regulatory approval.

Stock Repurchase Plans

On June 29, 1999 and September 11, 1999, the Company's Board of Directors approved stock repurchase plans pursuant to which the Company is authorized to repurchase, at management's discretion, up to 1,000,000 of its shares on the open market. On January 25, 2000, the Company's Board approved a third stock repurchase plan for an additional 500,000 shares, under which the Company can repurchase shares upon completion of the first two plans. As of March 31, 2000, the Company has repurchased 740,500 shares, at a cost of approximately $14.8 million, leaving 759,500 shares available under the Company's stock repurchase plans.

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

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. Management believes that SAB No. 101 will not have a significant impact on the Company's consolidated financial position or results of operations.

Guaranty Fund Assessments

The Company is subject to assessment by the Florida Insurance Guaranty Association, Inc. and the Missouri Property and Casualty Insurance Guaranty Association, as well as similar associations in other states where it is licensed, for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. In addition to the standard assessments, the Florida and Missouri Legislatures may levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on a basis of premium written. No provision for special assessments was made in the 2000 financial statements. However, damages caused by future catastrophes could subject the Company to additional assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

Market risk is the risk of loss arising from adverse changes in market conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of March 31, 2000. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of March 31, 2000 was approximately $386 million. Approximately 97% of the portfolio was invested in fixed maturity securities. The primary risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The Company's exposure to equity risk is not significant.

The Company obtains reinsurance in London, England and in other European markets. The Company does not believe it has any foreign currency exposure since all reinsurance obtained is denominated in U.S. dollars. The Company does not conduct any operations outside of the United States nor does the Company own any non-U.S. dollar denominated securities.

Generally, the Company does not invest in derivatives and does not currently use hedging strategies in its investment portfolio. However, the Company has invested in one interest rate swap to fix the interest rate in connection with its revolving credit facility. As of March 31, 2000, the Company's investments in collateral mortgage obligations and asset backed securities represented less than 7% of the investment portfolio. The Company's investment portfolio is predominately fixed-income with approximately 43% allocated to the municipal sector. The balance is diversified through investments in treasuries, agencies, corporates and mortgage-backed securities. The three market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks and legislative changes impacting the tax-exempt status of municipal securities.

Adverse impacts to the Company resulting from changes in interest rates are primarily controlled through limiting the duration, or average maturity, of the overall portfolio. The Company manages the duration of its portfolio relative to the duration of the anticipated liabilities of the Company. Credit risks are controlled through investing in securities with above average credit ratings. Approximately 66% of the portfolio is AAA, 13% is AA, 6% is A and 15% is BBB rated. From time to time discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. While the Company is diligent in its efforts to stay current on legislative acts that could adversely impact the tax exempt status of municipal securities, and while it is uncertain as to whether these changes would ultimately affect valuation of municipal securities currently held in the portfolio, at present there are no hedging or other strategies being specifically used to minimize this risk. If interest rates were to rise 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $19.8 million.

There have been no significant changes to the Company's exposure to financial market risks during the year nor does the Company anticipate any significant changes in future reporting periods.

Year 2000

In order to avoid potential Year 2000 ("Y2K") problems, the Company adopted a Year 2000 Plan ("the Plan") covering all of the Company's operations. The aim of the Plan was to take steps to prevent the Company's processes and systems, with emphasis on mission-critical functions, from being impaired due to Y2K problems. Y2K problems result from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The Plan considered the readiness of software systems written internally and those provided by third parties to process data and perform date calculations correctly using dates beginning January 1, 2000 and beyond. Hardware, including network servers, PC workstations, network routers, and communication equipment, were reviewed to determine that firmware and operating system software were Y2K compliant.

As of May 1, 2000, the Company has not experienced any significant Y2K problems prior to or after January 1, 2000. The Company further believes that it will not experience any material Y2K problems in its mission critical functions, processes and systems.

The Company anticipated that total costs for Y2K awareness, inventory, assessment, analysis, conversion, testing and contingency planning would be approximately $150,000. Approximately $140,000 in costs have been incurred. The Company does not anticipate any material costs related to Y2K. The costs incurred to address Y2K problems did not have a material effect on the Company's consolidated financial position or results of operations.

Part II - Other Information

Item 1. Legal Proceedings - None
Item 2. Changes in Securities and Use of Proceeds - None
Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Security Holders - None
Item 5. Other Information - None
Item 6. Exhibits and Reports on Form 8-K

      a) The following exhibits are included herewith:
      Exhibit 10. Material Contract.
      Exhibit 27. Financial Data Schedule.

      b) Reports on Form 8-K:
      On April 28, 2000, the Company filed a Form 8-K notifying the Securities and Exchange Commission of a change in the Registrant's Certifying Accountant.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FPIC Insurance Group, Inc.


                                    /s/ Kim D. Thorpe
                                    --------------------------------------------
May 12, 2000                        Kim D. Thorpe, Executive Vice President
                                    and Chief Financial Officer
                                    (a duly authorized officer and the principal
                                    financial officer of the registrant)