Form 10-Q
period 2000-06-30
FPIC INSURANCE GROUP INC
filed 2000-08-14
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
      ___________.

Commission file number        1-11983
                              -------

                           FPIC Insurance Group, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                           59-3359111
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  225 Water Street, Suite 1400, Jacksonville, Florida                 32202
  ---------------------------------------------------               -----------
 (Address of principal executive offices)                           (Zip Code)

                                 (904) 354-2482
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 7, 2000, there were 9,493,353 shares of the registrant's common stock outstanding.

                                Table of Contents

                                                                           Page
Part I - Financial Information                                             ----

Item 1. Consolidated Financial Statements (unaudited) of FPIC
        Insurance Group, Inc. and Subsidiaries:
        o  Consolidated Balance Sheets                                       3
        o  Consolidated Statements of Income                                 4
        o  Consolidated Statements of Comprehensive Income                   5
        o  Consolidated Statements of Changes in Shareholders' Equity        6
        o  Consolidated Statements of Cash Flows                             7
        o  Notes to the Consolidated Financial Statements                    9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               11

Item 3. Quantitative and Qualitative Disclosures About Market Risk          15

Part II - Other Information

Item 1.  Legal Proceedings                                                  16
Item 2.  Changes in Securities and Use of Proceeds                          16
Item 3.  Defaults Upon Senior Securities                                    16
Item 4.  Submission of Matters to a Vote of Security Holders                16
Item 5.  Other Information                                                  16
Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                            16

                           FPIC INSURANCE GROUP, INC.

          Consolidated Balance Sheets (in thousands, except share data)

                    As of June 30, 2000 and December 31, 1999

                                                                                (unaudited)
                                                                                   2000                   1999
Assets                                                                           ---------             ---------

    Cash and cash equivalents                                                    $   8,889             $   6,830
    Bonds and U.S. Government securities, available for sale                       371,151               327,076
    Equity securities, available for sale                                            8,891                 8,823
    Other invested assets                                                            7,345                 5,455
    Real estate investments                                                          5,051                 5,235
             Total cash and investments                                            401,327               353,419
                                                                                 ---------             ---------

    Premiums receivable, net                                                        46,235                45,012
    Accrued investment income                                                        6,078                 5,426
    Reinsurance recoverable on paid losses                                           8,662                 3,081
    Due from reinsurers on unpaid losses and advance premiums                       66,144                60,356
    Property and equipment, net                                                      3,584                 3,774
    Deferred policy acquisition costs                                                4,620                 2,789
    Deferred income taxes                                                           23,988                21,244
    Finance charge receivable                                                          368                   379
    Prepaid expenses                                                                 1,666                 1,126
    Goodwill and intangible assets, net                                             62,084                73,922
    Federal income tax receivable                                                       --                 4,128
    Other assets                                                                     5,847                 7,567
                                                                                 ---------             ---------
                  Total assets                                                   $ 630,603             $ 582,223
                                                                                 =========             =========

Liabilities and Shareholders' Equity

    Loss and loss adjustment expenses                                            $ 274,924             $ 273,092
    Unearned premiums                                                               90,764                55,759
    Paid in advance and unprocessed premiums                                         3,211                 5,459
    Revolving credit facility                                                       67,219                62,719
    Federal income taxes payable                                                     2,196                    --
    Accrued expenses and other liabilities                                          17,491                18,815
                                                                                 ---------              --------
             Total liabilities                                                     455,805               415,844
                                                                                 ---------              --------
    Commitments and contingencies

    Common stock, $.10 par value, 50,000,000 shares authorized;
       9,488,353 and 9,621,298 shares issued and outstanding at
       June 30, 2000 and December 31, 1999, respectively                               949                   962
    Additional paid-in capital                                                      38,806                41,858
    Unearned compensation                                                             (168)                 (231)
    Accumulated other comprehensive loss                                            (6,929)               (8,495)
    Retained earnings                                                              142,140               132,285
                                                                                 ---------             ---------
             Total shareholders' equity                                            174,798               166,379
                                                                                 ---------             ---------
                  Total liabilities and shareholders' equity                     $ 630,603             $ 582,223
                                                                                 =========             =========

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

     Consolidated Statements of Income (in thousands, except per-share data)


                                                                                                   (unaudited)
                                                                          ----------------------------------------------------------
                                                                          Three months ended June 30       Six months ended June 30
                                                                             2000              1999           2000              1999
                                                                          --------           ------        -------           -------
Revenues
    Net premiums earned                                                   $ 33,468           26,550        $ 62,616           54,133
    Net investment income                                                    6,133            4,881          12,150            9,333
    Net realized investment (losses) gains                                     (90)               9            (110)             313
    Claims administration and management fees                                7,435            6,237          14,556           12,471
    Commission income                                                          409              831           1,065            1,177
    Finance charges and other income                                           458              850           1,823            1,939
                                                                          --------           ------        --------           ------
          Total revenues                                                    47,813           39,358          92,100           79,366
                                                                          --------           ------        --------           ------

Expenses
    Net losses and loss adjustment expenses                                 26,531           14,726          50,693           33,375
    Other underwriting expenses                                              4,541            6,492           8,597           10,494
    Claims administration and management expenses                            7,213            6,160          14,191           12,078
    Interest expense                                                         1,013              912           2,254            1,755
    Other expenses                                                           1,438            1,044           2,631            2,134
                                                                          --------           ------        --------           ------
          Total expenses                                                    40,736           29,334          78,366           59,836
                                                                          --------           ------        --------           ------

          Income before income taxes                                         7,077           10,024          13,734           19,530

    Income taxes                                                             1,934            2,622           3,879            4,893
                                                                          --------           ------        --------           ------

          Net income                                                      $  5,143            7,402        $  9,855           14,637
                                                                          ========           ======        ========           ======

Basic earnings per common share                                           $   0.54             0.75        $   1.04             1.50
                                                                          ========           ======        ========           ======

Diluted earnings per common share                                         $   0.54             0.71        $   1.02             1.41
                                                                          ========           ======        ========           ======

Basic weighted average common shares outstanding                             9,452            9,814           9,508            9,773
                                                                          ========           ======        ========           ======

Diluted weighted average common shares outstanding                           9,533           10,454           9,628           10,413
                                                                          ========           ======        ========           ======

See accompanying notes to consolidated financial statements.

                       FPIC INSURANCE GROUP, INC.

         Consolidated Statements of Comprehensive Income (in thousands)


                                                                                                 (unaudited)
                                                                            -----------------------------------------------------
                                                                            Three months ended June 30   Six months ended June 30
                                                                                2000          1999          2000          1999
                                                                             --------        ------      --------        -------

Net income                                                                   $  5,143         7,402      $  9,855        14,637
                                                                             --------        ------      --------        ------
Other comprehensive income
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during period                    216        (7,643)        2,660        (9,488)
       Less reclassification adjustment for (losses) gains included
          in net income                                                           (90)            9          (110)          313

    Income tax (expense) benefit  related to unrealized gains and
       losses on securities                                                       (49)        2,672          (984)        3,211
                                                                             --------        ------      --------        ------

    Other comprehensive income (loss)                                              77        (4,962)        1,566        (5,964)
                                                                             --------        ------      --------        ------

Comprehensive income                                                         $  5,220         2,440      $ 11,421         8,673
                                                                             ========        ======      ========        ======

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

    Consolidated Statements of Changes in Shareholders' Equity (in thousands)

         Six Months Ended June 30, 2000 and Year Ended December 31, 1999

                                                                                                   Accumulated
                                                                                                      Other
                                                            Common      Additional      Unearned   Comprehensive Retained
                                                             Stock    Paid-in capital Compensation Income (Loss) Earnings   Total
                                                           --------   --------------- ------------ ------------- ---------  -----
Balances at December 31, 1998                              $    952        34,299        (357)         5,621     110,416    150,931

     Net income                                                  --            --          --             --      21,869     21,869
     Compensation earned on options                              --            --         126             --          --        126
     Net unrealized loss on debt and equity securities           --            --          --        (14,116)         --    (14,116)
     Issuance of shares, net                                     10         7,559          --             --          --      7,569
                                                           --------      --------      -------       -------     -------    -------

Balances at December 31, 1999                              $    962        41,858        (231)        (8,495)    132,285    166,379

     Net income                                                  --            --          --             --       9,855      9,855
     Compensation earned on options                              --            --          63             --          --         63
     Net unrealized gain on debt and equity securities           --            --          --          1,566          --      1,566
     Repurchase of shares, net                                  (13)       (3,052)         --             --          --     (3,065)
                                                           --------      --------      -------       -------     -------    -------

Balances at June 30, 2000 (unaudited)                      $    949        38,806        (168)        (6,929)    142,140    174,798
                                                           ========      ========      =======       =======     =======    =======


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)


                                                                                (unaudited)
                                                                           ------------------------
                                                                           Six months ended June 30
                                                                                2000        1999
                                                                             --------    --------
Cash flows from operating activities:
    Net income                                                               $  9,855    $ 14,637
    Adjustments to reconcile net income to cash provided by
        operating activities:
           Depreciation and amortization                                        2,457       2,702
           Realized loss (gain) on investments                                    110        (313)
           Realized loss on sale of property and equipment                         --          16
           Noncash compensation                                                    63          63
           Net (gain) loss from equity investments                                (11)         87
           Deferred income taxes                                               (2,996)       (347)
              Changes in assets and liabilities:
                 Premiums receivable, net                                      (1,223)     (6,826)
                 Accrued investment income, net                                  (652)        177
                 Reinsurance recoverable                                       (5,581)      1,192
                 Due from reinsurers on unpaid losses and advance premiums     (5,788)        833
                 Deferred policy acquisition costs                             (1,831)         35
                 Prepaid expenses and finance charge receivable                  (530)        (60)
                 Other assets and accrued expenses and other liabilities         (588)     (4,571)
                 Loss and loss adjustment expenses                              1,832     (12,688)
                 Unearned premiums                                              4,016       9,852
                 Paid in advance and unprocessed premiums                      (2,247)     (2,836)
                 Federal income tax receivable                                  6,324         (89)
                                                                             --------    --------
                    Net cash provided by operating activities                   3,210       1,864
                                                                             --------    --------

Cash flows from investing activities:
    Proceeds from sale or maturity of bonds and U.S. Government securities     17,739      44,256
    Purchase of bonds and U.S. Government securities                          (16,040)    (32,162)
    Purchase of goodwill and  intangible assets                                (2,523)    (49,045)
    Proceeds from sale of real estate investments                                 160          --
    Purchase of real estate investments                                          (104)       (651)
    Purchase of other invested assets                                          (1,783)       (410)
    Purchase of property and equipment, net                                      (220)       (214)
    Proceeds from sale of subsidiary                                              185          --
    Purchase of subsidiary's net other assets and stock                            --        (919)
                                                                             --------    --------
                    Net cash used in investing activities                      (2,586)    (39,145)
                                                                             --------    --------

Cash flows from financing activities:
    Net borrowings under revolving credit facility                              4,500      31,013
    (Repurchase) issuance of common stock, net                                 (3,065)      1,124
                                                                             --------    --------
                    Net cash provided by financing activities                   1,435      32,137
                                                                             --------    --------

                    Net increase (decrease) in cash and cash equivalents        2,059      (5,144)

Cash and cash equivalents at beginning of period                                6,830       7,062
                                                                             --------    --------

Cash and cash equivalents at end of period                                   $  8,889    $  1,918
                                                                             ========    ========

See accompanying notes to consolidated financial statements.

                              FPIC INSURANCE GROUP, INC.

                 Consolidated Statements of Cash Flows (in thousands)

                                                                                                                 (unaudited)
                                                                                                         -------------------------
                                                                                                          Six months ended June 30
                                                                                                            2000             1999
                                                                                                          --------         --------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
          Interest                                                                                        $  2,409         $  1,755
                                                                                                          ========         =========
          Federal income taxes                                                                            $  1,450         $  4,200
                                                                                                          ========         =========

Supplemental schedule of noncash investing and financing activities:

    Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement to assume the death, disability, and retirement (DD&R) risks under Physicians' Reciprocal Insurers' (PRI) claims made insurance policies.  The Company received cash and bonds in exchange for business assumed from PRI

                  Assumed unearned premiums                                                               $ 33,749         $     --
                  Reduction in goodwill and intangible assets                                               13,205               --
                  Receipt of bonds                                                                         (44,194)              --
                                                                                                          --------         --------
                  Net cash received                                                                       $  2,760         $     --
                                                                                                          ========         =========

    Effective January 1, 1999, The Company purchased all of the capital stock of Administrators For The Professions, Inc. for $53,830 and a 70% equity interest in a limited liability company for $2,500. In conjunction with the acquisitions, common stock was issued as follows:

                  Common stock issued and related additional paid-in capital                              $     --         $ 11,630
                  Goodwill and other tangible assets acquired                                                   --          (56,330)
                                                                                                          --------         --------
                  Net cash paid                                                                           $     --         $(44,700)
                                                                                                          ========         =========

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
            Unaudited Notes to the Consolidated Financial Statements (all dollar amounts in thousands, except per-share data)

1.    Organization and Basis of Presentation

      The accompanying unaudited, consolidated financial statements include the accounts of FPIC Insurance Group, Inc. and subsidiaries ("the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited, consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the audited, consolidated financial statements of the Company for the year ended December 31, 1999, which were filed on Form 10-K with the Securities and Exchange Commission on March 30, 2000.

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

      The Company, through FPIC, APAC, Intermed, and Interlex, operates in the property and casualty insurance industry and is a provider of medical and legal professional liability insurance, primarily in Florida and Missouri. The Company's wholly owned insurance subsidiaries are licensed to write insurance in various states and are subject to regulation by the departments of insurance in these states.

      Through McCreary and its subsidiary, EMI, the Company offers third party administration services specializing in the administration of self-insured plans for large employers. The Company, through AFP, provides reciprocal management and administrative services to Physicians' Reciprocal Insurers ("PRI), a medical professional liability reciprocal insurer for physicians in the state of New York.

2.    Investments

      Proceeds from sales of investments available-for-sale were $17,739 and $44,256 during the six months ended June 30, 2000 and 1999, respectively. Gross realized gains and (losses) from investments available-for-sale were $70 and $(180), and $346 and $(33) for the six months ended June 30, 2000 and 1999, respectively. The amortized cost of investments available-for-sale was $391,323 and $349,730 as of June 30, 2000 and December 31, 1999, respectively.

3.    Reinsurance

      Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with PRI, to assume the death, disability and retirement "DD&R") risks under PRI's claims made insurance policies in exchange for cash and investments. Subsequent to recording the agreement, a GAAP valuation of the underlying liability was completed and a deferred credit in the amount of $13,205 was recognized and reclassified from unearned premiums to goodwill and intangible assets. The deferred credit, which will be amortized into income over 20 years, represents the difference between the GAAP valuation of the underlying liability and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e. mortality, morbidity, retirement, interest and inflation rate assumptions).

4.    Business Acquisitions

      The acquisition agreements for MCC and EMI specified additional contingent payments to be made to the sellers from the acquisition date through 2001. The effect of such payments is to increase the original purchase price and the recorded goodwill. Payments of $227 and $250 were made for the six months ended June 30, 2000 and 1999, respectively. During the first quarter of 2000, the remaining payments under these agreements were fixed and the recorded amounts of goodwill were increased, accordingly. The remaining payments, which have been recorded as liabilities, and the year of payment are as follows:

                               MCC                EMI
                           --------            ------
                    2000   $  1,668      2001  $  538

5.    Borrowing Arrangements

      The Company maintains a $75 million revolving credit facility, in which four banks participate, to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002, and bears interest at various rates ranging from LIBOR plus .75% to Prime plus .50%. The Company is not required to maintain compensating balances in connection with this credit facility. As of June 30, 2000, the Company had borrowed approximately $67 million against the credit facility for non-operating purposes.

6.    Reconciliation of Basic and Diluted Earnings Per Share


                                                       Three Months Ended       Six Months Ended
                                                       -------------------     -------------------
                                                       6/30/00     6/30/99     6/30/00     6/30/99
                                                       -------     -------     -------     --------
Net income and income from
  continuing operations                                 $5,143       7,402       9,855      14,637
                                                        ------      ------      ------      ------

Basic weighted average shares outstanding                9,452       9,814       9,508       9,773
Common stock equivalents                                    81         640         120         640
                                                        ------      ------      ------      ------
Diluted weighted average shares outstanding              9,533      10,454       9,628      10,413
                                                        ------      ------      ------      ------

Basic earnings per common share                         $  .54         .75        1.04        1.50
                                                        ======      ======      ======      ======
Diluted earnings per common share                       $  .54         .71        1.02        1.41
                                                        ======      ======      ======      ======

7.    Segment Information

      Under the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable operating segments as follows: insurance, third party administration ("TPA"), and reciprocal management ("RM"). The insurance segment primarily provides medical and legal professional liability insurance. The TPA segment provides management and third party administrative services such as the administration of self-insurance plans for large employers. The RM segment provides insurance management and administrative services to PRI, a reciprocal insurer.

      The Company evaluates a segment's performance based on net income or loss after eliminating intersegment revenues and expenses. All segments are managed separately as each business requires different technology and marketing strategies. Information by industry segment follows:

                                   Three Months Ended         Six Months Ended
                                  -------------------       --------------------
                                  6/30/00      6/30/99      6/30/00      6/30/99
                                  -------      -------      -------      -------
      Revenues:
       Insurance                  $39,736       31,595       75,428       64,489
       TPA                          3,281        2,738        7,081        5,281
       RM                           4,796        5,025        9,591        9,596
                                  -------      -------      -------      -------
         Total Revenues           $47,813       39,358       92,100       79,366
                                  =======      =======      =======      =======

                                  Three Months Ended        Six Months Ended
                                  -------------------       --------------------
                                 6/30/00      6/30/99      6/30/00       6/30/99
                               ---------    ---------    ---------    ---------
Net income:
  Insurance                    $   3,154        6,289        8,472       12,694
  TPA                              1,273         (108)         947         (517)
  RM                                 716        1,221          436        2,460
                               ---------    ---------    ---------    ---------
    Total Net Income           $   5,143        7,402        9,855       14,637
                               =========    =========    =========    =========

Identifiable assets:

  Insurance                                              $ 556,233      509,049
  TPA                                                       13,204       10,282
  RM                                                       61,166        56,739
                                                         ---------    ---------
  Total Assets                                           $ 630,603      576,070
                                                         =========    =========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

For purposes of this management discussion and analysis, the term "Company" refers to FPIC Insurance Group, Inc. and its subsidiaries. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited, consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 30, 2000. All dollar amounts in this discussion and analysis have been presented in millions.

Forward-Looking Statements

This discussion contains historical information, as well as forward-looking statements (identified by words such as, but not limited to, "believe," "expect," "intend," "anticipate," "estimate," and other analogous expressions) that are based upon the Company's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The Company's expectations regarding earnings, losses, the retention of current business, expansion of product lines, and development of business in new geographical areas depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In view of the many uncertainties inherent in the forward-looking statements made in this document, the inclusion of such information should not be taken as a representation by the Company or any other person that the Company's objectives or plans will be realized.

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

General

The Company's primary source of revenue is dividends from its subsidiaries. The primary sources of revenues for these dividends are premiums earned and investment income derived from the insurance operations of FPIC,

APAC, Intermed and Interlex, and management and administrative fees, and commission income from McCreary and AFP. The Company concentrates on liability insurance products for medical and legal professionals, with medical professional liability insurance for physicians and dentists as its primary products.

For information concerning the Company's acquisitions during 1999, 1998 and 1997, see the Company's report on Form 10-K for the year ended December 31, 1999.

Selected Balance Sheet Items - June 30, 2000 compared to December 31, 1999

Investments. Investments increased $44.1 million, or 13%, to $380.0 million at June 30, 2000, from $335.9 million at December 31, 1999. The increase in investments is primarily related to amounts received under a reinsurance agreement whereby the Company's insurance subsidiaries assumed the death, disability, and retirement ("DD&R") risks under Physicians' Reciprocal Insurers' ("PRI") claims made insurance policies.

Goodwill and intangible assets, net. These assets decreased $11.8 million, or 16%, to $62.1 million at June 30, 2000, from $73.9 million at December 31, 1999. The decline in net goodwill and intangible assets is primarily related to recognition and reclassification from unearned premiums of a deferred credit on the assumed DD&R reinsurance agreement between the Company's insurance subsidiaries and PRI.

Unearned Premiums. Unearned premiums increased $35.0 million, or 63%, to $90.8 million at June 30, 2000, from $55.8 million at December 31, 1999. The increase in unearned premiums is primarily related to the DD&R reinsurance agreement between the Company's insurance subsidiaries and PRI.

Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 Premiums.

Premiums. Direct premiums written and assumed decreased $2.3 million, or 6%, to $35.9 million for the three months ended June 30, 2000, from $38.2 million for the three months ended June 30, 1999. The decrease in direct written and assumed premiums is primarily related to a decline in direct written premiums at APAC and an overall decline in assumed premiums written by PRI and other insurers. Net premiums earned increased $6.9 million, or 26%, to $33.5 million for the three months ended June 30, 2000, from $26.6 million for the three months ended June 30, 1999. The increase in net premiums earned is primarily related to an increase in assumed premiums earned from PRI resulting from growth that occurred in the underlying assumed premiums written in the second half of 1999.

Net Investment Income. Net investment income increased $1.2 million, or 24%, to $6.1 million for the three months ended June 30, 2000, from $4.9 million for the three months ended June 30, 1999. The increase in net investment income is primarily related to additional interest on investments received in connection with the DD&R reinsurance agreement.

Claims Administration and Management Fees. Claims administration and management fees increased $1.2 million, or 19%, to $7.4 million for the three months ended June 30, 2000, from $6.2 million for the three months ended June 30, 1999. The growth in claims administration and management fees is attributable to an acquisition made by McCreary's subsidiary, EMI, during the third quarter of 1999.

Net Losses and Loss Adjustment Expense. Net losses and LAE increased $11.8 million, or 80%, to $26.5 million for the three months ended June 30, 2000, from $14.7 million for the three months ended June 30, 1999. The loss ratios were 79% and 55% for the three months ended June 30, 2000 and 1999, respectively. The loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums earned. The increase in the Company's loss ratio is primarily due to a reduction in the amount of prior years' reserves released offset by an increase in the current year provision for its medical professional liability business. The liability for losses and LAE represents management's estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in the frequency and severity of claims.

Given competitive market conditions in recent years, which have lessened the Company's ability to underwrite and price its business at as favorable terms as in years prior, management anticipates more conservative reserve releases relative to 1999. Furthermore, given the inherent uncertainties in the estimation of the liability for loss and LAE, there can be no assurance concerning future adjustments, positive or negative, for prior years' claims.

Other Underwriting Expenses. Other underwriting expenses decreased $2.0 million, or 31%, to $4.5 million for the three months ended June 30, 2000, from $6.5 million for the three months ended June 30, 1999. The decrease is primarily attributable to a decline in assumed reinsurance costs and the accretion, or negative amortization expense, associated with the assumed DD&R reinsurance agreement with PRI offset to a small extent by an increase in consulting expenses.

Claims Administration and Management Expenses. Claims administration and management expenses increased $1.0 million, or 16%, to $7.2 million for the three months ended June 30, 2000, from $6.2 million for the three months ended June 30, 1999. The growth in claims administration and management expenses is attributable to an acquisition made by McCreary's subsidiary, EMI, during the third quarter of 1999.

Results of Operations - Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Premiums. Direct premiums written and assumed increased $48.6 million, or 64%, to $124.3 million for the six months ended June 30, 2000, from $75.7 million for the six months ended June 30, 1999. The increase in written and assumed premiums is primarily related to the assumed DD&R reinsurance agreement between the Company's insurance subsidiaries and PRI. Net premiums earned increased $8.5 million, or 16%, to $62.6 million for the six months ended June 30, 2000 from $54.1 million for the six months ended June 30, 1999. The increase in net premiums earned is mainly related to growth in assumed reinsurance and the acquisition of Tenere on March 17, 1999.

Net Investment Income. Net investment income increased $2.9 million, or 31%, to $12.2 million for the six months ended June 30, 2000, from $9.3 million for the six months ended June 30, 1999. The increase in net investment income is primarily related to additional interest on investments received in connection with the assumed DD&R reinsurance agreement and a full six months of interest earned at Tenere compared to less than four months of interest earned during 1999.

Claims Administration and Management Fees. Claims administration and management fees increased $2.1 million, or 17%, to $14.6 million for the six months ended June 30, 2000, from $12.5 million for the six months ended June 30, 1999. The growth in claims administration and management fees is attributable to an acquisition made by McCreary's subsidiary, EMI, during the third quarter of 1999.

Net Losses and Loss Adjustment Expense. Net losses and LAE increased $17.3 million, or 52%, to $50.7 million for the six months ended June 30, 2000, from $33.4 million for the six months ended June 30, 1999. The loss ratios were 81% and 62% for the six months ended June 30, 2000 and 1999, respectively. The loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums earned. The increase in the Company's loss ratio is primarily due to a reduction in the amount of prior years' reserves released offset by an increase in the current year provision for its medical professional liability business. The liability for losses and LAE represents management's estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in the frequency and severity of claims.

Given competitive market conditions in recent years, which have lessened the Company's ability to underwrite and price its business at as favorable terms as in years prior, management anticipates more conservative reserve releases relative to 1999. Furthermore, given the inherent uncertainties in the estimation of the liability for loss and LAE, there can be no assurance concerning future adjustments, positive or negative, for prior years' claims.

Other Underwriting Expenses. Other underwriting expenses decreased $1.9 million, or 18%, to $8.6 million for the six months ended June 30, 2000, from $10.5 million for the six months ended June 30, 1999. The decrease is primarily attributable to a decline in assumed reinsurance costs and the accretion, or negative amortization expense, associated with the assumed DD&R reinsurance agreement with PRI offset to a small extent by an increase in consulting expenses.

Claims Administration and Management Expenses. Claims administration and management expenses increased $2.1 million, or 17%, to $14.2 million for the six months ended June 30, 2000, from $12.1 million for the six months ended June 30, 1999. The growth in claims administration and management expenses is attributable to an acquisition made by McCreary's subsidiary, EMI, during the third quarter of 1999.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Operating cash flows for the six months ended June 30, 2000 provided cash of approximately $3.2 million. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE paid and may, therefore, adversely affect future reserve development and cash flow needs. These factors include, among others, loss trends, and changes in the frequency and severity of claims in the Company's book of business. In addition, factors such as inflation, changes in medical procedures, the influence of managed care and adverse legislative changes could influence the level of losses and LAE.

The Company maintains a $75 million revolving credit facility with four banks to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of June 30, 2000, the Company had borrowed approximately $67 million against the credit facility for non-operating purposes.

Dividends payable by the Company's insurance subsidiaries are subject to certain statutory limitations imposed by the laws in the states in which they operate. In 2000, insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $19.7 million without regulatory approval.

Stock Repurchase Plans

On June 29, 1999 and September 11, 1999, the Company's Board of Directors approved stock repurchase plans pursuant to which the Company is authorized to repurchase, at management's discretion, up to 1,000,000 of its shares on the open market. On January 25, 2000, the Company's Board approved a third stock repurchase plan for an additional 500,000 shares, under which the Company can repurchase shares upon completion of the first two plans. As of June 30, 2000, the Company has repurchased 740,500 shares, at a cost of approximately $14.8 million, leaving 759,500 shares available under the Company's stock repurchase plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

Market risk is the risk of loss arising from adverse changes in market conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of June 30, 2000. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of June 30, 2000 was approximately $380 million. Approximately 98% of the portfolio was invested in fixed maturity securities. The primary risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The Company's exposure to equity risk is not significant.

The Company obtains reinsurance in London, England and in other European markets. The Company does not believe it has any foreign currency exposure since all reinsurance obtained is denominated in U.S. dollars. The Company does not conduct any operations outside of the United States nor does the Company own any non-U.S. dollar denominated securities.

Generally, the Company does not invest in derivatives and does not currently use hedging strategies in its investment portfolio. However, the Company has invested in one interest rate swap to fix the interest rate in connection with its revolving credit facility. As of June 30, 2000, the Company's investments in collateral mortgage obligations and asset-backed securities represented less than 7% of the investment portfolio. The Company's investment portfolio is predominately fixed-income with approximately 43% allocated to the municipal sector. The balance is diversified through investments in treasuries, agencies, corporates, and mortgage-backed securities. The three market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks and legislative changes.

Adverse impacts to the Company resulting from changes in interest rates are primarily controlled by limiting the duration, or average maturity, of the overall portfolio. The Company manages the duration of its portfolio relative to the duration of the anticipated liabilities of the Company. Credit risks are controlled by investing in securities with above average credit ratings. Approximately 65% of the portfolio is AAA, 13% is AA, 6% is A and 16% is BBB rated. From time to time discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. While the Company is diligent in its efforts to stay current on legislative acts that could adversely impact the tax exempt status of municipal securities, and while it is uncertain as to whether these changes would ultimately affect valuation of municipal securities currently held in the portfolio, at present there are no hedging or other strategies being used to minimize this risk. If interest rates were to rise 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $19.6 million.

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

        The Company's Annual Meeting of Shareholders was held on June 7, 2000. At the meeting, the following items were passed by the vote shown.

                                                                Abstentions and
                                       For          Against     Broker non-votes
                                       ---          -------     ----------------
   I.   Election of Directors
           Richard J. Bagby, M.D.      6,338,506        --          430,203
           Robert O. Baratta, M.D.     6,392,950        --          375,759
           Louis C. Murray, M.D.       6,323,752        --          444,957
           William R. Russell.         6,382,181        --          386,528

  II.   Approve Amendments to
           Director Stock Option Plan  5,534,742     1,145,170         88,797

 III.   Approve Amendments to
           Omnibus Incentive Plan      5,133,108     1,518,068         117,533

Item 5. Other Information - None
Item 6. Exhibits and Reports on Form 8-K - None

      a) The following exhibits are included herewith:

         Exhibit 10(d)--Director Stock Option Plan, an amended, incorporated by reference to the Company's definitive proxy statement filed on May 5, 2000.
         Exhibit 10(e)--Omnibus  Incentive Plan, as amended, incorporated by reference to the Company's definitive proxy statement filed on May 5, 2000.
         Exhibit 27   --Financial Data Schedule.

      b) Reports on Form 8-K:

         On April 28, 2000, the Company filed a Form 8-K notifying the Securities and Exchange Commission of a change in the Registrant's Certifying Accountant.

         On July 17, 2000, the Company filed a Form 8-K notifying the Securities and Exchange Commission, that William R. Russell, the Registrant's President and Chief Executive Officer, and a director, tendered his resignation. The Registrant further reported that John R. Byers was elected interim President and Chief Executive Officer and a director of the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FPIC Insurance Group, Inc.


                                 /s/ Kim D. Thorpe
August 14, 2000                  ---------------------------------------
                                 Kim D. Thorpe, Executive Vice President
                                 and Chief Financial Officer
                                 (a duly authorized officer and the principal
                                 financial officer of the registrant)