Form 10-Q
period 2000-09-30
FPIC INSURANCE GROUP INC
filed 2000-11-14
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
      ___________.

Commission file number 1-11983
                      ----------

                           FPIC Insurance Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                          59-3359111
--------------------------                    --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

    225 Water Street, Suite 1400, Jacksonville, Florida          32202
 ----------------------------------------------------------   ------------
        (Address of principal executive offices)               (Zip Code)

                                 (904) 354-2482
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 2, 2000, there were 9,493,353 shares of the registrant's common stock outstanding.

                                Table of Contents

                                                                           Page
                                                                           ----
Part I - Financial Information

Item 1.  Unaudited   Consolidated  Financial  Statements  of  FPIC
         Insurance Group, Inc. and Subsidiaries:
         o   Consolidated Balance Sheets                                     3
         o   Consolidated Statements of Income                               4
         o   Consolidated Statements of Comprehensive Income                 5
         o   Consolidated Statements of Changes in Shareholders' Equity      6
         o   Consolidated Statements of Cash Flows                           7
         o   Notes to the Unaudited Consolidated Financial Statements        9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16

Part II - Other Information

Item 1.  Legal Proceedings                                                  16
Item 2.  Changes in Securities and Use of Proceeds                          16
Item 3.  Defaults Upon Senior Securities                                    16
Item 4.  Submission of Matters to a Vote of Security Holders                16
Item 5.  Other Information                                                  16
Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  17

                           FPIC INSURANCE GROUP, INC.
          Consolidated Balance Sheets (in thousands, except share data)
                 As of September 30, 2000 and December 31, 1999

                                                                  (unaudited)
                                                                      2000        1999
                                                                   ---------    ---------
Assets
    Cash and cash equivalents                                      $   9,206    $   6,830
    Bonds and U.S. Government securities, available for sale         382,073      327,076
    Equity securities, available for sale                              1,224        1,055
    Other invested assets, at equity                                   3,360        3,549
    Other invested assets, at cost                                    11,460       10,576
    Real estate investments                                            3,982        4,333
                                                                   ---------    ---------
            Total cash and investments                               411,305      353,419

    Premiums receivable, net                                          47,120       44,909
    Accrued investment income                                          7,051        5,426
    Reinsurance recoverable on paid losses                             7,316        4,450
    Due from reinsurers on unpaid losses and advance premiums         74,344       58,400
    Ceded unearned premiums                                            2,911        6,283
    Property and equipment, net                                        3,961        3,774
    Deferred policy acquisition costs                                  6,691        2,789
    Deferred income taxes                                             20,565       21,244
    Finance charge receivable                                            506          482
    Prepaid expenses                                                   1,623        1,126
    Goodwill and intangible assets, net                               61,555       73,922
    Federal income tax receivable                                         90        4,128
    Other assets                                                       9,260        7,568
                                                                   ---------    ---------
                  Total assets                                     $ 654,298    $ 587,920
                                                                   =========    =========

Liabilities and Shareholders' Equity

    Loss and loss adjustment expenses                              $ 279,904    $ 273,092
    Unearned premiums                                                102,748       61,314
    Reinsurance payable                                                5,741        3,339
    Paid in advance and unprocessed premiums                           1,159        5,459
    Revolving credit facility                                         67,219       62,719
    Accrued expenses and other liabilities                            15,009       15,618
                                                                   ---------    ---------
            Total liabilities                                        471,780      421,541
                                                                   ---------    ---------

    Commitments and contingencies

    Common stock, $.10 par value, 50,000,000 shares authorized;
       9,493,353, and 9,621,298 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively            949          962
    Additional paid-in capital                                        38,847       41,858
    Unearned compensation                                               (136)        (231)
    Accumulated other comprehensive loss                              (4,208)      (8,495)
    Retained earnings                                                147,066      132,285
                                                                   ---------    ---------
            Total shareholders' equity                               182,518      166,379
                                                                   ---------    ---------
                  Total liabilities and shareholders' equity       $ 654,298    $ 587,920
                                                                   =========    =========

See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
     Consolidated Statements of Income (in thousands, except pershare data)

                                                                                  (unaudited)
                                                     -------------------------------------------------------------------------
                                                     Three months ended September 30         Nine months ended September 30
                                                       2000                    1999             2000                     1999
                                                     -------                  -------        ---------                 -------
Revenues
    Net premiums earned                              $29,868                   33,171        $  92,420                  87,304
    Net investment income                              6,396                    5,010           18,546                  14,342
    Net realized investment gains (losses)                52                       (2)             (58)                    312
    Claims administration and management fees          7,873                    6,814           22,429                  19,285
    Commission income                                  1,930                    1,198            2,995                   2,375
    Finance charges and other income                     878                    1,327            2,523                   3,120
                                                     -------                  -------        ---------                 -------
        Total revenues                                46,997                   47,518          138,855                 126,738
                                                     -------                  -------        ---------                 -------
Expenses
    Net losses and loss adjustment expenses           23,138                   26,066           73,831                  59,440
    Other underwriting expenses                        5,438                    5,957           13,793                  16,305
    Claims administration and management expenses      7,999                    7,605           22,190                  19,684
    Interest expense                                     934                      985            3,189                   2,740
    Other expenses                                     2,808                    3,204            5,438                   5,338
                                                     -------                  -------        ---------                 -------
        Total expenses                                40,317                   43,817          118,441                 103,507
                                                     -------                  -------        ---------                 -------
        Income before income taxes                     6,680                    3,701           20,414                  23,231
    Income taxes                                       1,754                    1,039            5,633                   5,932
                                                     -------                  -------        ---------                 -------
        Net income                                   $ 4,926                    2,662        $  14,781                  17,299
                                                     =======                  =======        =========                 =======
Basic earnings per common share                      $  0.52                     0.27        $    1.56                    1.77
                                                     =======                  =======        =========                 =======
Diluted earnings per common share                    $  0.51                     0.26        $    1.54                    1.66
                                                     =======                  =======        =========                 =======
Basic weighted average common shares outstanding       9,493                    9,760            9,503                   9,775
                                                     =======                  =======        =========                 =======

Diluted weighted average common shares outstanding     9,572                   10,417            9,616                  10,433
                                                     =======                  =======        =========                 =======

See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
         Consolidated Statements of Comprehensive Income (in thousands)

                                                                                            (unaudited)
                                                                     ---------------------------------------------------------------
                                                                     Three months ended September 30  Nine months ended September 30
                                                                       2000                  1999         2000              1999
                                                                     -------                ------      --------          -------
Net income                                                           $ 4,926                 2,662      $ 14,781           17,299
                                                                     -------                ------      --------          -------
Other comprehensive income
    Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period          4,379                (5,721)        7,038          (15,211)
      Less reclassification adjustment for gains (losses) included
         in net income                                                    52                    (2)          (58)             312

    Income tax (expense) benefit  related to unrealized gains and
      losses on securities                                            (1,710)                2,003        (2,693)           5,215
                                                                     -------                ------      --------          -------

    Other comprehensive income (loss)                                  2,721                (3,720)        4,287           (9,684)
                                                                     -------                ------      --------          -------

Comprehensive income (loss)                                          $ 7,647                (1,058)     $ 19,068            7,615
                                                                     =======                ======      ========          =======

See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
    Consolidated Statements of Changes in Shareholders' Equity (in thousands)
      Nine Months Ended September 30, 2000 and Year Ended December 31, 1999

                                                                                         Accumulated
                                                                Additional                  Other
                                                        Common   Paid-in    Unearned     Comprehensive  Retained
                                                         Stock   Capital  Compensation   Income (Loss)  Earnings    Total
                                                        -------------------------------------------------------------------
Balances at December 31, 1998                           $ 952     34,299      (357)         5,621        110,416    150,931

    Net income                                             --         --        --             --         21,869     21,869
    Compensation earned on options                         --         --       126             --             --        126
    Net unrealized loss on debt and equity securities      --         --        --        (14,116)            --    (14,116)
    Issuance of shares, net                                10      7,559        --             --             --      7,569
                                                        -------------------------------------------------------------------

Balances at December 31, 1999                           $ 962     41,858      (231)        (8,495)       132,285    166,379

    Net income                                             --         --        --             --         14,781     14,781
    Compensation earned on options                         --         --        95             --             --         95
    Net unrealized gain on debt and equity securities      --         --        --          4,287             --      4,287
    Repurchase of shares, net                             (13)    (3,011)       --             --             --     (3,024)
                                                        -------------------------------------------------------------------

Balances at September 30, 2000 (unaudited)              $ 949     38,847      (136)        (4,208)       147,066    182,518
                                                        ===================================================================

See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
              Consolidated Statements of Cash Flows (in thousands)

                                                                                  (unaudited)
                                                                          ------------------------------
                                                                          Nine months ended September 30
                                                                                2000        1999
                                                                              --------    --------
Cash flows from operating activities:
     Net income                                                               $ 14,781    $ 17,299
     Adjustments to reconcile net income to cash provided by
        operating activities:
           Depreciation and amortization                                         3,683       4,055
           Realized loss (gain) on investments                                      58        (312)
           Realized loss on sale of property and equipment                          --          16
           Noncash compensation                                                     95          94
           Net  loss from equity investments                                       180         261
           Deferred income tax (benefit) provision                              (1,320)         73
              Changes in assets and liabilities:
                 Premiums receivable, net                                       (2,211)    (14,584)
                 Accrued investment income, net                                 (1,624)       (681)
                 Due from reinsurers                                           (13,036)      1,999
                 Deferred policy acquisition costs                              (3,902)       (444)
                 Prepaid expenses and finance charge receivable                   (521)        298
                 Other assets and accrued expenses and other liabilities        (3,285)      1,055
                 Loss and loss adjustment expenses                               6,812      (7,311)
                 Unearned premiums                                              10,446      15,035
                 Paid in advance and unprocessed premiums                       (4,300)     (4,399)
                 Federal income tax receivable                                   4,039      (2,882)
                                                                              --------    --------
                    Net cash provided by operating activities                    9,895       9,572
                                                                              --------    --------

Cash flows from investing activities:
     Proceeds from sale or maturity of bonds and U.S. Government securities     37,358      50,251
     Purchase of bonds and U.S. Government securities                          (42,189)    (39,538)
     Purchase of goodwill and  intangible assets                                (2,523)    (51,043)
     Proceeds from sale of real estate investments                                 275          --
     Purchase of other invested assets                                            (889)     (1,317)
     Purchase of property and equipment, net                                    (1,213)       (389)
     Proceeds from sale of subsidiary                                              185          --
     Purchase of subsidiary's net other assets and stock                            --        (507)
                                                                              --------    --------
                    Net cash used in investing activities                       (8,996)    (42,543)
                                                                              --------    --------

Cash flows from financing activities:
     Net borrowings under revolving credit facility                              4,500      36,554
     Repurchase of common stock, net                                            (3,023)     (3,444)
                                                                              --------    --------
                    Net cash provided by financing activities                    1,477      33,110
                                                                              --------    --------

                    Net increase in cash and cash equivalents                    2,376         139

Cash and cash equivalents at beginning of period                                 6,830       7,063
                                                                              --------    --------

Cash and cash equivalents at end of period                                    $  9,206    $  7,202
                                                                              ========    ========

See accompanying notes to the unaudited consolidated financial statements.

Continued

                           FPIC INSURANCE GROUP, INC.
              Consolidated Statements of Cash Flows (in thousands)

                                                                                          (unaudited)
                                                                                 Nine months ended September 30
                                                                                 ------------------------------
                                                                                        2000        1999
                                                                                      --------    --------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
          Interest                                                                    $  3,769    $  1,796
                                                                                      ========    ========
          Federal income taxes                                                        $  2,950    $  6,000
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

                   Assumed unearned premiums                                          $ 33,749    $     --
                   Reduction in net goodwill and intangible assets                      13,205          --
                   Receipt of bonds                                                    (44,194)         --
                                                                                      --------    --------
                   Net cash received                                                  $  2,760    $     --
                                                                                      ========    ========

    Effective January 1, 1999, The Company purchased all of the capital stock of Administrators For The Professions, Inc. for $53,830 and a 70% equity interest in a limited liability company for $2,500. In conjunction with the acquisitions, common stock was issued as follows:

                   Common stock issued and related additional paid-in capital         $     --    $ 11,630
                   Goodwill and other tangible assets acquired                              --     (56,330)
                                                                                      --------    --------
                   Net cash paid                                                      $     --    $(44,700)
                                                                                      ========    ========

See accompanying notes to the unaudited consolidated financial statements.

                           FPIC Insurance Group, Inc.
            Notes to the Unaudited Consolidated Financial Statements
                             (Dollars in Thousands)

1.    Organization and Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of FPIC Insurance Group, Inc. ("FPIC" or "the Company") consolidated with the accounts of all its subsidiaries. Reference is made to FPIC's most recently issued Form 10-K that included information necessary or useful to understanding the Company's businesses and financial statement presentations. In particular, FPIC's significant accounting policies and practices were presented as Note 1 to the consolidated financial statements included in that report.

      Financial information in this report reflects adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary to a fair statement of results for interim periods.

      For a number of reasons, FPIC's results for interim periods may not be indicative of results to be expected for the year. The timing and magnitude of losses incurred by insurance subsidiaries and the estimation error inherent in the process of determining the liabilities for loss and loss adjustment expenses can be relatively more significant to results of interim periods than to results for a full year. Also, see the discussion of the Company's liabilities for loss and loss adjustment expenses in Item 2 of the Form 10-Q.

2.    Investments

      Data with respect to available-for-sale investments in fixed maturities and equity securities are shown in the tabulation below (in thousands):

                                                         Sept 30,       Dec 31,
                                                           2000          1999
                                                       -----------    ----------
      Amortized cost .............................     $ 389,765      $ 349,730

                                                         Sept 30,       Sept 30,
                                                           2000           1999
                                                       -----------    ----------
      Proceeds from sales ........................     $  37,358      $  50,251
      Gross realized gains .......................           133            345
      Gross realized (losses) ....................          (158)           (34)

      Realized investment gains and losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by Generally Accepted Accounting Principles ("GAAP"), when investments are marked-to-market with the corresponding gain or loss included in earnings. Variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings.

3.    Reinsurance

      Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with Physicians' Reciprocal Insurers ("PRI"), to assume the death, disability and retirement ("DD&R") risks under PRI's claims made insurance policies in exchange for cash and investments. Subsequent to recording the agreement, a GAAP valuation of the underlying liability was completed and a deferred credit in the amount of $13.2 million was recognized and reclassified from unearned premiums to goodwill and intangible assets. The deferred credit, which will be amortized into income over 20 years, represents the difference between the GAAP valuation of the underlying liability and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e. mortality, morbidity, retirement, interest and inflation rate assumptions).

                           FPIC Insurance Group, Inc.
            Notes to the Unaudited Consolidated Financial Statements
                             (Dollars in Thousands)

4.    Revolving Credit Facility

      The Company maintains a $75 million revolving credit facility, in which four banks participate, to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002, and bears interest at various rates from LIBOR plus .75% to Prime plus .50%. The Company is not required to maintain compensating balances in connection with this credit facility. As of September 30, 2000, the Company had borrowed approximately $67 million against the credit facility for non-operating purposes.

5.    Reconciliation of Basic and Diluted Earnings Per Common Share

      Data with respect to the Company's basic and diluted earnings per common share are shown in the tabulation below (in thousands, except per-share data):

                                            Three Months Ended  Nine Months Ended
                                              9/30/00 9/30/99   9/30/00   9/30/99
                                              ------- -------   -------   -------
Net income and income from
   continuing operations ...................   $4,926    2,662   $14,781   17,299
                                               ======   ======   =======   ======

Basic weighted average shares outstanding ..    9,493    9,760     9,503    9,775
Common stock equivalents ...................       79      657       113      658
                                               ------   ------   -------   ------
Diluted weighted average shares outstanding     9,572   10,417     9,616   10,433
                                               ======   ======   =======   ======

Basic earnings per common share ............   $  .52      .27   $  1.56     1.77
                                               ======   ======   =======   ======
Diluted earnings per common share ..........   $  .51      .26   $  1.54     1.66
                                               ======   ======   =======   ======

6.    Segment Information

      Under the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable operating segments as follows: insurance, third party administration ("TPA"), and reciprocal management ("RM"). The insurance segment primarily provides medical and legal professional liability insurance. The TPA segment provides management and third party administrative services such as the administration of self-insurance plans for large employers. The RM segment provides insurance management and administrative services to PRI, a reciprocal insurer. Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it.

      Prior to September 2000, the Company evaluated a segment's performance based on net income or loss after eliminating intersegment revenues and expenses. The Company now evaluates a segment's performance based on net income and accounts for intersegment sales and transfers as if the sales and transfers were to third parties. All segments are managed separately as each business requires different technology and marketing strategies. Information by industry segment follows (in thousands):

                                 Three Months Ended         Nine Months Ended
                                 9/30/00     9/30/99      9/30/00       9/30/99
                                --------     -------     ---------     --------

Revenues:
  Insurance ................    $ 36,698      38,964     $ 111,884      103,388
  TPA ......................       4,757       3,880        12,711        9,779
  RM .......................       7,387       4,918        20,104       14,514
  Intersegment .............      (1,845)       (244)       (5,844)        (943)
                                --------     -------     ---------     --------
    Total Revenues .........    $ 46,997      47,518     $ 138,855      126,738
                                ========     =======     =========     ========

                           FPIC Insurance Group, Inc.
            Notes to the Unaudited Consolidated Financial Statements
                             (Dollars in Thousands)

                                      Three Months Ended     Nine Months Ended
                                     9/30/00      9/30/99    9/30/00     9/30/99
                                     --------     -------    --------    -------
Net income:
  Insurance ....................     $  3,004       2,144    $ 10,309     15,917
  TPA ..........................          383         282         262        384
  RM ...........................        1,539         236       4,210        998
                                     --------     -------    --------     ------
    Total Net Income ...........     $  4,926       2,662    $ 14,781     17,299
                                     ========     =======    ========     ======

Identifiable assets:                                         9/30/00     12/31/99
                                                             --------    --------
  Insurance ....................                             $576,280     519,252
  TP ...........................                               15,288      10,361
  RM ...........................                               62,730      58,307
                                                             --------     -------
    Total Assets ...............                             $654,298     587,920
                                                             ========     =======

7.    Commitments and Contingencies

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

Forward-Looking Statements

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of FPIC officials during presentations about the Company, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as, but not limited to, "believe," "expect," "intend," "anticipate," "estimate," and other analogous expressions and are based upon the Company's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The Company's expectations regarding earnings, losses, the retention of current business, expansion of product lines, and development of business in new geographical areas depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In view of the many uncertainties inherent in the forward-looking statements made in this document, the inclusion of such information should not be taken as a representation by the Company or any other person that the Company's objectives or plans will be realized.

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

Insurance Segment

The Company's pre-tax insurance segment underwriting results for the three months ended and nine months ended September 2000 and September 1999 are summarized in the table below. Dollar amounts are in thousands.

                                           Three Months Ended                   Nine Months Ended
                                    ----------------------------------   ------------------------------
                                          2000              1999               2000            1999
                                    ---------------   ----------------   --------------   -------------
                                    Amount       %    Amount        %     Amount     %    Amount     %
                                    -------    ----   -------     ----   --------  ----   -------  ----
Direct & assumed premiums written   $54,610      --    45,698       --   $178,889    --   121,380    --
                                    =======           =======            ========         =======

Net premiums earned .............   $29,868     100    33,171      100   $ 92,420   100    87,304   100
Losses and LAE incurred .........    23,138      77    26,066       79     73,831    80    59,440    68
Other underwriting expenses .....     5,438      18     5,957       18     13,793    15    16,305    19
                                    -------           -------            --------         -------
Underwriting gain ...............   $ 1,292             1,148            $  4,796          11,559
                                    =======           =======            ========         =======

Net investment income ...........   $ 6,329      --     4,965       --   $ 18,372    --    14,227    --
                                    =======           =======            ========         =======

Direct and assumed premiums written in the third quarter of 2000 were $54.6 million, up 19% from $45.7 million in 1999. For the nine months ended September 30, 2000, direct and assumed premiums written were $178.9 million, up 47% from $121.4 million in 1999. The increase in direct and assumed premiums written is related to a 100% quota share reinsurance agreement written in the first quarter of 2000, an increase in written premiums in Texas (which are 100% reinsured), and the acquisition of The Tenere Group, Inc. ("Tenere") on March 17, 1999 which was not included for the entire nine month period in 1999.

Net premiums earned in the third quarter of 2000 were $29.9 million, down 10% from $33.2 million in 1999. The decrease in net premiums earned is due to a decline in the number of policyholders in the physician's market in Florida and an increase in ceded premiums under new reinsurance terms. For the nine months ended September 30, 2000, net premiums earned were $92.4 million, up 6% from $87.3 million in 1999. The increase in net premiums earned for the nine-month period is related to growth in assumed reinsurance and the acquisition of Tenere on March 17, 1999 offset by the decline in the Florida physician's market.

Net losses and LAE decreased $3.0 million, or 11%, to $23.1 million for the three months ended September 30, 2000, from $26.1 million for the three months ended September 30, 1999. The loss ratios were 77% and 79% for the three months ended September 30, 2000 and 1999, respectively. A loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums earned. The decline in net losses and LAE during the third quarter of 2000, as compared with the third quarter of 1999, was largely due to improvement in group accident and health ("A&H") results following a 40% rate increase with respect to the Florida Dental Association A&H program in the second quarter, and was otherwise in line with a corresponding decline in net premiums earned.

Net losses and LAE increased $14.4 million, or 24%, to $73.8 million for the nine months ended September 30, 2000, from $59.4 million for the nine months ended September 30, 1999. The loss ratios were 80% and 68% for the nine months ended September 30, 2000 and 1999, respectively. The increase in the Company's loss ratio for the nine months ended September 30, 2000 is primarily due to a reduction in the amount of prior years' reserves released.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in the frequency and severity of claims. Competitive market conditions in recent years have lessened the Company's ability to underwrite and price its business on as favorable terms as in prior years. Consequently, the Company has significantly increased it provisions for losses and LAE in 2000.

Management closely monitors the adequacy of its reserves and underlying claims trends, including having the Company's outside consulting actuary perform calculations periodically. The Company's recorded amount of the liability for losses and LAE represents management's best estimate and falls within the range of reasonable values as determined by the actuary's calculation. In the course of calculating the liability for losses and LAE during the third quarter, certain potentially unfavorable claims trends were identified in the underlying data with respect to Florida Physicians Insurance Company's core physicians' medical professional liability business. These developments included an increase in the rate of claims closed with indemnity payment (as opposed to without payment), and a slow down in the overall closure rate of pending claims, resulting in an increase in the number of outstanding claims. An indicated increase in the severity of the average amount of 1999 report year cases closed with indemnity payment during 2000 thus far was also present.

Management has reviewed and analyzed these developments along with other related information and understandings as to their causes or potential causes, and believes that they are an aberration. Furthermore, the Company's outside consulting actuary has not advised the Company that additional incurred but not reported ("IBNR") claim liabilities are required. However, should one or more of these developments prove not to be aberrant, there is a possibility that recent actual claims experience could be indicative of an unfavorable trend that could require additional IBNR claim liabilities in the future.

At this time, it is not possible to precisely estimate the potential amount of such an adjustment, if any. To do so would require speculation about future events and the ability to conclude on the meaning of these developments, which can only be done upon further analysis of a full year's data. However, based solely upon current data and with the benefit of the outside consulting actuary's calculations, assumptions, and potential outcomes, management believes such a potential adjustment, if any, would fall in the range of 0% to 6% of the Company's recorded amount of the liability for losses and LAE, or from $0 to $16 million, pre-tax.

This range of possibility does not include any projection of experience, positive or negative, that might occur during the remainder of 2000, nor the possibility that a full year's development of data may vary significantly from the partial year data underlying the interim calculations. It also does not reflect other key qualitative matters that are normally considered by management, such as the degree or margin of conservatism that might be included. Furthermore, given the inherent uncertainties in the estimation of the liability for losses and LAE in general, there can be no assurance concerning future adjustments, positive or negative.

Other underwriting expenses incurred during the third quarter of 2000 decreased $0.4 million from 1999. For the nine months ended September 2000, other underwriting expenses incurred were $13.8 million, down 15%, from $16.3 million for the nine months ended September 30, 1999. The decline in other underwriting expenses is attributable to a decline in assumed reinsurance costs and the accretion, or amortization, of the deferred credit associated with the 100% quota share reinsurance agreement entered into during the first quarter of 2000.

Third Party Administration ("TPA") and Reciprocal Management ("RM") Segments

Income before taxes for the Company's non-insurance segments for the three months ended and nine months ended September 2000 and September 1999 are summarized in the table below. Dollar amounts are in thousands.

                                         Three Months Ended              Nine Months Ended
                                    ---------------------------    ----------------------------
                                        2000           1999            2000            1999
                                    ------------    -----------    -------------   ------------
                                    Amount    %     Amount   %     Amount     %    Amount    %
                                    ------   ---    ------  ---    -------   ---   ------   ---
Claims administration &
  management fees .....             $7,873    80     6,814   85    $22,429    88   19,285    89
  Commission income ...              1,931    20     1,198   15      2,996    12    2,375    11
                                    ------   ---     -----  ---    -------   ---   ------   ---
Total revenues ........             $9,804   100     8,012  100    $25,425   100   21,660   100
                                    ======   ===     =====  ===    =======   ===   ======   ===

Claims administration &
  management expenses .             $7,999    82     7,605   95    $22,190    87   19,684    91
Net other expense .....                543     6       392    4      1,266     5      983     5
                                    ------   ---     -----  ---    -------   ---   ------   ---
  Total expenses ......             $8,542    88     7,997   99    $23,456    92   20,667    96
                                    ======   ===     =====  ===    =======   ===   ======   ===

Claims administration and management fees in the third quarter of 2000 were $7.9 million, up 16% from $6.8 million in 1999. Claims administration and management fees increased $3.1 million, or 16%, to $22.4 million for the nine months ended September 30, 2000, from $19.3 million for the nine months ended September 30, 1999. The growth in claims administration and management fees is primarily attributable to an acquisition of assets by Employers Mutual, Inc. ("EMI") during the third quarter of 1999.

Commission income in the third quarter of 2000 was $1.9 million, up 58% from $1.2 million in 1999. Commission income increased $0.6 million, or 25%, to $3.0 million for the nine months ended September 30, 2000, from $2.4 million for the nine months ended September 30, 1999. The increase in commission income is attributable to growth related to the placement of insurance and reinsurance with external parties during 2000.

Claims administration and management expenses in the third quarter of 2000 were $8.0 million, up 5% from $7.6 million in 1999. Claims administration and management expenses increased $2.5 million, or 13%, to $22.2 million for the nine months ended September 30, 2000, from $19.7 million for the nine months ended September 30, 1999. The growth in claims administration and management expenses is attributable to an acquisition of assets by EMI during the third quarter of 1999.

Liquidity and Capital Resources

The payment of losses, LAE, and operating expenses, including interest and taxes, in the ordinary course of business is the principal need for the Company's liquid funds. Cash used to pay these items has been provided by operating activities. Operating cash flows for the nine months ended September 30, 2000 provided cash of approximately $9.9 million. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors including future levels of premiums written, investment income and operating expenses could have direct affects on operating cash flows. For example, an increase in the dollar amount of losses and LAE paid may adversely affect future reserve development and cash flow needs. Additional factors including, among others, loss trends, and changes in the frequency and severity of claims in the Company's book of business could also affect cash flow needs. In addition, factors such as inflation, changes in medical procedures, and the influence of managed care and adverse legislative changes could influence the level of losses and LAE.

The Company maintains a $75 million revolving credit facility with four banks to meet certain non-operating cash needs as they may arise. The credit facility terminates January 4, 2002. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. As of September 30, 2000, the Company had borrowed approximately $67 million against the credit facility for non-operating purposes.

Dividends payable by the Company's insurance subsidiaries are subject to certain statutory limitations imposed by the laws in the states in which they operate. In 2000, insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends to the Company of approximately $19.7 million without regulatory approval.

Stock Repurchase Plans

On June 29, 1999 and September 11, 1999, the Company's Board of Directors approved stock repurchase plans pursuant to which the Company is authorized to repurchase, at management's discretion, up to 1,000,000 of its shares on the open market. On January 25, 2000, the Company's Board approved a third stock repurchase plan for an additional 500,000 shares, under which the Company can repurchase shares upon completion of the first two plans. As of September 30, 2000, the Company has repurchased 740,500 shares, at a cost of approximately $14.8 million, leaving 759,500 shares available under the Company's stock repurchase plans.

Accounting Pronouncements

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise. Management believes that SFAS No. 133 will not have a significant impact on the Company's consolidated financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's view in applying GAAP to the recognition of revenues. Management believes that SAB No. 101 will not have a significant impact on the Company's consolidated financial position or results of operations.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("the Codification"), which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded, and limitations will be imposed on goodwill and electronic data equipment. The Company has not estimated the potential effect of the Codification if adopted by the Florida Department of Insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the reported market risks, as described in the Company's 1999 annual report on Form 10-K, since the end of the most recent fiscal year.

Part II - Other Information

Item 1.     Legal Proceedings - None
Item 2.     Changes in Securities and Use of Proceeds - None
Item 3.     Defaults Upon Senior Securities - None
Item 4.     Submission of Matters to a Vote of Security Holders - None
Item 5.     Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      a)    The following exhibits are included herewith:

            Exhibit 27 --  Financial Data Schedule.

      b)    Reports on Form 8-K:

            On July 17, 2000, the Company filed a Form 8-K notifying the Securities and Exchange Commission that William R. Russell, the Registrant's President and Chief Executive Officer, and a director, tendered his resignation. The Registrant further reported that John
            R. Byers was elected interim President and Chief Executive Officer and a director of the Company.

            On September 21, 2000, the Company filed a Form 8-K notifying the Securities and Exchange Commission that John R. Byers had been elected as President and Chief Executive Officer of the Company on a permanent basis. Mr. Byers will also serve as a director of the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FPIC Insurance Group, Inc.


                                    /s/ Kim D. Thorpe
                                    ----------------------------
November 14, 2000                   Kim D. Thorpe, Executive Vice President and
                                    and Chief Financial Officer
                                    (a duly authorized officer and the principal
                                    financial officer of the registrant)