Form 10-K
period 2000-12-31
FPIC INSURANCE GROUP INC
filed 2001-03-30
CIK 1010247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from          to
                                                         ----------  -----------

                         Commission file number 1-11983

                           FPIC INSURANCE GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Florida                                       59-3359111
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

225 Water Street, Suite 1400, Jacksonville, Florida            32202
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
Yes   X       No
   -----------  -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The aggregate market value of the Registrant's Common Stock (its only voting stock) held by non-affiliates of the Registrant as of March 15, 2001 was approximately $107,935,845.

As of March 15, 2001, there were 9,351,255 shares of the Registrant's Common Stock, $.10 Par Value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENT                                      INCORPORATED IN
--------------------------------                    ----------------------------
Proxy Statement for Registrant's                             Part III
Annual Shareholders' Meeting to
be held on June 6, 2001

                           FPIC INSURANCE GROUP, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                      INDEX

                                                                                                        PAGE
                                     PART I

         Item 1.    Business..........................................................................   3
         Item 2.    Properties........................................................................  16
         Item 3.    Legal Proceedings.................................................................  16
         Item 4.    Submission of Matters to a Vote of Security Holders...............................  16

                                     PART II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder
                    Matters...........................................................................  16
         Item 6.    Selected Financial Data...........................................................  17
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................................  17
         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........................  25
         Item 8.    Financial Statements and Supplementary Data.......................................  26
         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure..............................................................  26

                                    PART III

         Item 10.   Directors and Executive Officers of the Registrant................................  27
         Item 11.   Executive Compensation............................................................  27
         Item 12.   Security Ownership of Certain Beneficial Owners and Management....................  27
         Item 13.   Certain Relationships and Related Transactions....................................  27

                                     PART IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................  27


                                     PART I

ITEM 1.  BUSINESS
-----------------

SAFE HARBOR DISCLOSURE
----------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal developments, (iv) the uncertainties of the loss reserving process, (v) the actual amount of new and renewal business and market acceptance of expansion plans, (vi) the loss of the services of any of the Company's executive officers,
(vii) changing rates of inflation and other economic conditions, (viii) the ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (x) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for the Company's capital and the risk of undisclosed liabilities, and (xi) developments in global financial markets that could affect the Company's investment portfolio and financing plans.

The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL
-------
FPIC Insurance Group, Inc. ("FIG" or the "Company") was formed in 1996 in connection with a reorganization (the "Reorganization") pursuant to which it became the parent company of Florida Physicians Insurance Company, Inc. ("FPIC") and McCreary Corporation ("McCreary"), a third party administrator. In connection with the Reorganization, FPIC's shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of FPIC's common stock.

The Company has three main operating segments as follows: insurance, third party administration ("TPA") and reciprocal management ("RM"). The Company's primary sources of revenue are management fees and dividends received from its subsidiaries. The primary sources of revenues for these amounts are premiums earned and investment income derived from the insurance segment and fee and commission income from the TPA and RM segments.

Through the insurance segment, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company provides TPA services through its subsidiaries that market and administer self-insured and fully insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance. Through the RM segment, the Company provides management and administrative services and acts as attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), a New York medical professional liability insurance reciprocal.

ACQUISITIONS
------------
On July 1, 1995, FPIC acquired the assets of McCreary, a Florida third party administrator, for $2.0 million plus certain additional payments based on earnings. On January 17, 1997, McCreary acquired all of the outstanding common stock of Employers Mutual, Inc. ("EMI"), a Florida third party administrator, for $1.3 million plus certain additional payments based upon earnings. The acquisition agreements specified additional payments, based upon earnings, to be made to the sellers from the acquisition date through 2001. During 2000, the Company entered into agreements with the sellers to fix the remaining payments and thereby effectively eliminate the contingent terms under the previous agreements.

On July 1, 1998, the Company purchased all of the outstanding common stock of Anesthesiologists Professional Assurance Company ("APAC"), a medical malpractice insurance company, for $18.0 million. Additionally, $3.5 million was paid in non-compete agreements and other fees to certain key employees. These amounts are recorded as intangible assets in the consolidated balance sheet. APAC insures over 950 anesthesiologists in nineteen states.

Concurrent with the purchase of APAC, the Company purchased a 9.9% interest in American Professional Assurance Ltd. ("APAL"), a Cayman Islands captive reinsurer, for $5.5 million.

On November 6, 1998, the Company's subsidiary, FPIC Services, Inc. ("Services"), a Florida corporation, formed a joint venture, Bexar Credentials, Inc. ("Bexar"), with a Texas corporation and a Texas self insurance trust association. Services cost for its one-third ownership was $0.9 million. In December 2000, the Company's investment in Bexar was written down to $75 thousand and effective January 31, 2000, the Company's stock in Bexar was redeemed for $70 thousand in cash and notes.

Effective January 1, 1999, the Company purchased all of the outstanding common stock of Administrators for the Professions, Inc. ("AFP") and a 70% interest in Professional Medical Administrators, LLC ("PMA") for aggregate consideration equal to $56.3 million, paid in cash of $44.7 million and Company common stock. AFP is the manager and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York.

On March 17, 1999, the Company's subsidiary, FPIC, purchased all of the outstanding common stock of The Tenere Group, Inc. ("Tenere") for $19.6 million in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed Insurance Company ("Intermed") and Interlex Insurance Company ("Interlex"). Intermed provides medical professional liability ("MPL") insurance, and Interlex provides legal professional liability ("LPL") insurance.

On August 6, 1999, the Company's subsidiary, EMI, purchased all of the assets of Brokerage Services, Inc. ("BSI") and Group Brokerage, Inc. ("GBI"), related corporations headquartered in Albuquerque, New Mexico that provide third party administration services for self-insured and fully insured health plans. The consideration paid by EMI for such assets aggregated $1.0 million.

INFORMATION ABOUT SEGMENTS
--------------------------
PRESENTATION. The business segments presented in this document have been determined in accordance with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." As indicated above, the Company has three reportable segments as follows: insurance, TPA, and RM. Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it.

COMPETITION. Competitive forces in the property and casualty insurance and reinsurance business are substantial. Results are a function of underwriting and investment performance, direct costs associated with the delivery of insurance products, including the costs of regulation, the frequency and severity of medical claims, as well as inflation. Decisions made by insurers concerning their mix of business (offering certain types of coverage but declining to write other types), their methods of operations and the quality and allocation of their assets (including any reinsurance recoverable balances) will affect their competitive position. The relative size and reputation of insurers may influence purchasing decisions of present and prospective customers thus contributing to both geographic and industrial sector market penetration. Abundant capital has historically had the effect of encouraging competition and depressing prices. The Company's competitive position in the property and casualty insurance industry is influenced by all of these factors. Individual competitive information by segment is presented in the presentations below.

RATINGS. The Company and its subsidiaries are rated by nationally recognized insurance rating agencies. While the significance of individual ratings vary among agencies, companies assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for payment of claims, while companies at the bottom end of the range have the weakest capacity.

Insurance specific ratings represent the opinion of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. These ratings are based on factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell, or hold securities. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance that is supplemented by certain data, including responses to A.M. Best's questionnaires, quarterly National Association of Insurance Commissioners ("NAIC") filings, state insurance department examination reports, loss reserve reports, annual reports and reports filed with the Securities and Exchange Commission. A.M. Best undertakes a quantitative evaluation based upon profitability, leverage and liquidity and a qualitative evaluation based upon the composition of an insurer's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus and the experience and competency of its management.

INSURANCE SEGMENT
-----------------
PRINCIPAL BUSINESS. The Company, through FPIC, APAC, Intermed and Interlex, is a provider of MPL and other professional liability insurance principally in Florida, Texas, Missouri, Georgia and Kansas. MPL business in Texas is written primarily under an agreement with a Texas insurance exchange (the "Exchange") whereby the Company markets its product through a managing general agent related to the Exchange and, in turn, cedes 100% of the business to the Exchange. The Company does not retain the underlying insurance risks under this program but instead receives a fee in exchange for its participation. MPL insurance protects the physician, dentist, or other healthcare provider against liabilities arising from the rendering of or failure to render professional healthcare services. Under the typical MPL insurance policy, the insurer also pays the legal costs of defending the claim. The Company has the exclusive endorsement of both the Florida Medical Association ("FMA") and the Florida Dental Association ("FDA").

The following table summarizes (in thousands) the insurance segment's direct premiums written by state for the years ended December 31, 2000, 1999 and 1998:

                                                      Direct Premiums Written by State
                           -----------------------------------------------------------------------------------
                                             % of                         % of                          % of
                                 2000        TOTAL           1999         TOTAL            1998         TOTAL
                           ------------   --------      --------------  --------      ------------    ---------
     Florida.............$      97,707       73.3%    $     94,583        80.7%     $     90,436        90.1%
     Texas...............       17,076       12.8%          11,499         9.8%            7,281         7.3%
     Missouri............       13,014        9.8%           8,140         6.9%               --          --
     Georgia.............        1,969        1.5%           1,251         1.2%              889         0.9%
     Kansas..............        1,497        1.1%             396         0.3%               --          --
     All other...........        2,020        1.5%           1,325         1.1%            1,756         1.7%
                           ------------   --------      --------------  --------      ------------    ---------
       All states........$     133,283      100.0%    $    117,194       100.0%     $    100,362       100.0%
                           =============  ========      ==============  ========      ============   =========

As of December 31, 2000, the Company was also licensed in Alabama, Arkansas, Kentucky, Illinois, Indiana, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia. The Company has begun or will begin marketing in each of these states when it determines an appropriate long-term opportunity exists to write profitable business.

INSURANCE PRODUCTS. The Company offers a variety of insurance products including MPL insurance, LPL insurance, managed care liability insurance, professional and comprehensive general liability insurance, investigation defense coverage, provider stop loss insurance, workers' compensation, and group accident and health ("A&H") coverage. The following table summarizes (in thousands) the direct premiums written and assumed by product type for the years ended December 31, 2000, 1999 and 1998.

                                                                           2000            1999              1998
                                                                     -------------   --------------     ------------
     Medical professional liability for physicians................$      162,315         118,044            94,769
     Medical professional liability for dentists..................         5,262           4,529             4,238
     Legal professional liability for attorneys...................         2,421           1,197                --
     Group accident and health....................................        24,412          19,190            14,959
     Professional and comprehensive general liability.............           789           1,509             1,226
     Provider stop loss...........................................           561           1,611                13
     Workers' compensation........................................         1,018             802               552
     Managed care.................................................            --              --               141
     Investigation defense coverage...............................           502           1,334             1,091
                                                                     -------------   --------------     ------------
               All products.......................................$      197,280         148,216           116,989
                                                                     =============   ==============     ============

MEDICAL PROFESSIONAL LIABILITY. The principal product offered by the Company is MPL insurance for physicians and dentists. The Company's MPL insurance is offered to physicians and dentists in all types of settings, including solo practices, group practices and hospitals. MPL insurance provides coverage against the legal liability of an insured for such things as injury caused by or as a result of treatment of a patient, failure to treat a patient and failure to properly diagnose a patient.

The Company's MPL policies are issued substantially on a "claims-made" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made policy. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. MPL insurance policies offered by the Company are issued with liability limits up to $5.0 million per incident and $7.0 million in annual aggregate for physicians and $2.0 million per incident and $5.0 million in annual aggregate for dentists.

LEGAL PROFESSIONAL LIABILITY. LPL insurance provides coverage for a wrongful act committed by an insured while providing professional services as a lawyer, notary public, arbitrator, or mediator. Coverage is written on a claims-made basis with a single policy limit shared by all members of the insured firm. Defense costs are included within the policy limit. Limits up to $1.0 million per incident and $3.0 million in annual aggregate are available. Higher limits are placed through semi-facultative reinsurance agreements.

PROFESSIONAL AND COMPREHENSIVE GENERAL LIABILITY. The Company also offers professional and comprehensive general liability insurance to hospitals and healthcare facilities; such as ambulatory surgery centers and walk-in medical care clinics. The policies issued to healthcare facilities provide both comprehensive general liability and protection for professional liability related to the operation of a healthcare facility and its various staff committees. Professional liability insurance is offered by the Company to healthcare facilities on a claims-made basis. Comprehensive general liability is available on a claims-made or occurrence basis. The maximum limits of coverage for these policies available to non-hospital healthcare facilities are $1.0 million per incident and $3.0 million in annual aggregate. The maximum limits of coverage for policies available to hospitals are $11.0 million per incident and $13.0 million in annual aggregate. Higher liability limits are placed through facultative reinsurance arrangements.

INVESTIGATION DEFENSE COVERAGE. The Company also offers investigation defense coverage to physicians and dentists for costs associated with investigations initiated by state licensing agencies, the Occupational Safety and Health Administration ("OSHA") and the Equal Employment Opportunity Commission ("EEOC"). This coverage is offered to the Company's insureds for investigations that are not related to an MPL claim; investigations related to an MPL claim are provided to the Company's insureds as part of their MPL policy. This coverage is also offered to physicians and dentists not otherwise insured by the Company. Policy limits for this coverage are $25 thousand per incident and $75 thousand in annual aggregate.

WORKERS' COMPENSATION. The Company began writing workers' compensation insurance in 1998. Workers' compensation insurance covers the liability of an employer for work-related injuries to employees, in accordance with the requirements of law. The Company has withdrawn from this line of business on a direct basis, but will continue to front business for other insurance companies. The Company is actively seeking partnerships to expand its fronting relationships and may choose to participate as a reinsurer on a quota share basis for selected risks.

GROUP ACCIDENT AND HEALTH. The Company began writing and assuming A&H premium in 1997. Through its relationships with the FMA and the FDA, the Company began underwriting small employer, A&H programs for physicians and dentists. A&H insurance provides comprehensive coverage for preventive care and medically necessary expenses at various deductible, co-insurance and stop loss limits. During February 2000, the Company announced its intention to withdraw from its group A&H programs and in December 2000 began renewing policies for these programs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ASSUMED REINSURANCE. In addition to its direct business, the Company reinsures risks underwritten by other insurers. As an assuming reinsurer, the Company essentially acts as an insurer of the direct writer for a portion of its insurance risks, as specified under the terms of the reinsurance agreement. The Company's assumed reinsurance consists primarily of MPL, LPL, and a group A&H business written on an excess of loss and a quota share basis. Under excess of loss contracts, the Company assumes risks over a certain limit on a per loss basis. Under the Company's quota share agreements, it assumes a pro-rata portion of each underlying risk, up to and including 100% in some cases. The Company's assumed reinsurance contracts are treaty agreements whereby terms are set in advance and the underlying individual contracts of the ceding company are automatically assumed as they are written.

Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with PRI, to assume the death, disability and retirement risks under PRI's claims made insurance policies in exchange for cash and investments. During 2000, a valuation in accordance with generally accepted accounting principles ("GAAP") of the underlying liability was completed and a deferred credit in the amount of $13.2 million was recognized. The deferred credit, which will be amortized into income over 20 years, represents the difference between the GAAP valuation of the underlying liabilities and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e. mortality, morbidity, retirement, interest and inflation rate assumptions).

REGULATION. The Company and its insurance subsidiaries are subject to extensive state regulatory oversight in Florida and Missouri, where its four insurance subsidiaries are domiciled, and in the other jurisdictions in which they conduct business. The insurance laws in each state regulate insurance holding company structures, including the Company and its subsidiaries. Each insurance company in a holding company structure is required to register with its domiciliary Department of Insurance (the "Department of Insurance") and furnish information concerning the operations of companies within the holding company structure that may materially affect the operations, management or financial condition of the insurers within the structure. Pursuant to these laws, the Department of Insurance may examine the Company, and/or FPIC, APAC, Intermed, and Interlex at any time and require disclosure of and/or approval of material transactions involving any insurance subsidiary of the Company, such as extraordinary dividends from FPIC, APAC, Intermed, and Interlex. All transactions within the holding company structure affecting the Company's insurance subsidiaries must be fair and reasonable.

Florida insurance laws provide that no person may acquire, directly or indirectly, five percent or more of the voting securities of a domiciled insurance company unless such person has obtained the prior written approval of the Florida Department of Insurance for such acquisition. Any purchaser of five percent or more of the Company's outstanding common stock will generally be presumed to have acquired control of the insurance company. In lieu of obtaining such prior approval, a purchaser owning less than ten percent of the outstanding shares of the Company, FPIC, or APAC may file a disclaimer of affiliation and control with the Florida Department of Insurance.

Missouri insurance laws generally provide that no person may acquire, directly or indirectly, ten percent or more of the voting securities of Intermed or Interlex unless such person has obtained the prior written approval of the Missouri Department of Insurance for such acquisition.

Since FPIC, APAC, Intermed, and Interlex are insurance companies, the Departments of Insurance in Florida and Missouri are their principal supervisors and regulators. However, these companies are also subject to supervision and regulation in the other states where they transact business in relation to numerous aspects of their business and financial condition. The primary purpose of such supervision and regulation is to insure the financial stability of the insurance companies for the protection of policyholders. Insurance companies are required to file detailed annual reports with the supervisory agencies in each state in which they do business, and their business and accounts are subject to examination by such agencies at any time. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, required statutory financial statements and prescribing the types and amount of investments permitted. Although premium rate regulations vary among states and lines of insurance, such regulations require approval by each state regulator of the rates and policies to be used in its state.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles Project (the "Codification") as the NAIC supported basis of accounting. Codification affects all statutory financial statements issued after the adoption date of January 1, 2001. The Codification was approved with a provision allowing for discretion by each state's Department of Insurance in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state. The Codification does not affect the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The Company expects that statutory surplus after adoption will continue to be in excess of the current regulatory and risk-based capital requirements.

The insurance subsidiaries of the Company are subject to assessment by the Financial Guaranty Associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

The Gramm-Leach-Bliley Act of 1999 (the "Act") established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the federal Bank Holding Company Act framework to permit a bank holding company system to engage in a full range of financial activities, including insurance, through a new entity known as a "financial holding company." Generally, the Act
(i) repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among commercial banks, securities firms, insurance companies, and other financial service providers; (ii) provides a uniform framework for the functional regulation of commercial banks, insurance companies and securities firms; (iii) broadens the activities that may be conducted by national banks (and derivatively, state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries; and
(iv) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of insurance companies and other financial institutions.

The insurance industry is under continuous review by Congress, state legislatures and state and federal regulatory agencies. From time to time, various regulatory and legislative changes have been proposed for the insurance industry, some of which could have an adverse effect on individual insurers or reinsurers. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of state and federal limits on certain damages for MPL claims as well as federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted, or the impact, if any, such adoption would have on the Company, although such impact could be material.

COMPETITION. The MPL insurance markets in Florida and Missouri are highly competitive from the perspective of pricing and the number of competitors writing business. Several companies offer similar products at lower premium rates than the Company. In addition, more competitors may enter the Company's markets in the future. The Company believes that the number of healthcare entities that insure their affiliated physicians through self-insurance may begin to increase and affect both its Florida and Missouri based operations. Many of the MPL insurers are substantially larger and have considerably greater resources than the Company. Additionally, several of these insurers have received A.M. Best ratings that are higher than the Company's insurance subsidiaries' ratings of "A- (Excellent)." In addition, because a substantial portion of the Company's products are marketed through independent insurance agencies, all of which represent more than one company, the Company faces competition within each agency in its own agency system. The Company competes within this environment on the basis of its excellent relationship with the medical and professional communities it serves. In Florida, name recognition, service reputation, medical society endorsements, physician board of directors, agency force and program development have all contributed to helping the Company maintain its number of insureds. Furthermore, the Company believes it has been successful by target marketing groups and specialties that exhibit better than average risks and believes that its marketing success has allowed it to improve the quality and profitability of its overall business.

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

In both Missouri and Kansas, Intermed and Interlex compete with regional and national companies. In 1999, the last year for which statistics are available from the Missouri Department of Insurance, there were fifty-three companies writing medical malpractice insurance for physicians and surgeons in the state. The top five writers had 71.0% of the market. The largest market share was 23.9%. Intermed was the sixth largest writer in the state in 1999 and had a market share of 9.6%.

In 1999, nineteen companies wrote LPL insurance in the state of Missouri according to the latest statistics available from the Missouri Department of Insurance. One company, sponsored by the Missouri Bar Association, had a market share of 66.7%. Interlex, which commenced operations in October 1994, had a market share of 12.1% and was the second largest writer.

A number of hospitals in Missouri have purchased the medical practices of fee-for-service physicians and hired the physicians as employees of the hospital or a corporate entity affiliated with the hospital. A number of such physicians formerly purchased their own professional liability insurance through smaller insurance companies such as Intermed. As a result of industry consolidation, many of the hospitals purchasing the practices of physicians have become self-insured or sought professional liability insurance from professional liability carriers with capital and surplus greater than that of Intermed and at premiums lower than those currently offered by Intermed.

In general, local carriers that have been able to maintain strong customer loyalty dominate the MPL market in other states. The same targeted specialty and claims-free approach developed in Florida is being used in these other states. The Company is recruiting and developing an agency force to expand its market, provide service, and develop name recognition.

MARKETING. The Company markets its MPL policies in Florida and Missouri primarily through independent agencies. The Company also sells insurance products directly through its subsidiary, FPIC Agency, Inc. (the "Agency"). The insurance products that are sold directly by the Agency are a result of direct requests from physicians.

The Company markets its LPL policies in Missouri primarily through a direct sales force. In October of 1999, the Company signed an agreement with Charlton Manley, Inc. to serve as the state administrator for all marketing and underwriting functions in the state of Kansas. During 2000, the direct sales force produced approximately 78.0% of LPL premiums written.

An integral part of the Company's marketing strategy is targeting sectors of the MPL industry that it believes generate above average operating profits. The Company has identified certain medical specialties and "claims-free" physicians as sectors in which it wishes to increase its market share.

The Company provides comprehensive risk management services, as a service to its insureds, designed to heighten their awareness of situations giving rise to potential loss exposures, to educate them on ways to improve their medical practice procedures and to assist them in implementing risk modification measures. In addition, the Company conducts surveys for hospitals and large medical groups to review their practice procedures. Complete reports that specify areas of the insured's medical practice that may need attention are provided to the policyholder on a confidential basis. The Company also presents and participates in periodic seminars with medical societies and other groups at which pertinent subjects are presented. These educational offerings are designed to increase risk awareness and the effectiveness of various medical professionals.

UNDERWRITING. As part of the MPL underwriting process, the Company utilizes the data collected by the states of Florida and Missouri, which includes a record of all MPL claims-paid information that insurers are required to report. When applications are received from physicians for MPL insurance, the Company reviews this database to verify the physician's claims-paid record. If a physician has an excessive claims-paid history, the application is denied. All other applicants are reviewed on the basis of the physician's educational background, residency experience, practice history and comments received from personal references. Annually, the Company's underwriting department reexamines each insured before coverage is renewed, including verifying that the insured's license is current and that any reported claims for the insured were within acceptable limits.

In underwriting LPL insurance, the Company's underwriters use an approach similar to the process for underwriting MPL as described above. The Company has an underwriting committee composed of lawyers to provide assistance to this process. The committee is geographically broad-based, and in most instances, has knowledge of applicants and renewals. This structure has enabled the Company to maintain high underwriting standards.

The underwriting of the Company's other insurance products is conducted in conjunction with external underwriters. With respect to these products, the Company receives applications from prospective insureds. After a review of the information contained in such applications, the Company forwards them to an external underwriter. The external underwriter performs review procedures for each application and consults with the Company on the amount of premium to charge each insured.

CLAIMS ADMINISTRATION. The Company's claims department is responsible for the supervision of claims investigation, the establishment of case reserves, case management, development of the defense strategy and the coordination and control of attorneys engaged by the Company. The claims department has complete settlement authority for claims filed against the Company's insureds. The Company's policy is and has been to refuse settlement and to defend aggressively all claims that appear to have no merit. In those instances where claims may have merit, the claims department attempts to settle the case as expeditiously as possible. The Company believes that it has developed relationships with attorneys in Florida and Missouri who have significant experience in the defense of MPL/LPL claims and who are able to defend in an aggressive, cost-efficient manner the claims against the Company's insureds.

REINSURANCE. The Company follows the customary industry practice of reinsuring a portion of its business. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce the Company's net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the Company from its primary liability, it does make the reinsurer liable to the Company to the extent of risks ceded.

For MPL, LPL, and professional and comprehensive general liability insurance written during 1999 and prior, the Company reinsured risks in excess of $500 thousand per loss, except on the Company's anesthesiology program in which the Company reinsured risks in excess of $750 thousand. The Company reinsured risks associated with these policies under treaties pursuant to which reinsurers agree to assume those risks insured by the Company in excess of its individual risk retention level and up to its maximum individual policy limit offered. During 2000, the Company changed its ceded reinsurance program to reinsure risks in excess of $250 thousand per loss subject to an annual aggregate deductible of $.9 million, except for the Company's anesthesiology program in which the Company reinsured risks in excess of $438 thousand. In regards to the annual aggregate deductible, the Company retains the first $9 million of losses that would otherwise qualify for reinsurance under the agreement. In return, the Company receives an approximate dollar for dollar reduction in the rate its reinsurers would have charged for the additional risks they are assuming in connection with the reduction in the Company's per loss retention from $500 thousand to $250 thousand. Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates to mitigate the concentration of credit risk. The Company relies on reinsurance brokers and intermediaries to assist in analysis of the credit quality of its reinsurers. The Company also requires reinsurers that are not authorized to do business in Florida or Missouri to post a letter of credit or establish a trust account to secure their reinsurance recoverables.

Under Florida and Missouri laws, in the event the Company has the opportunity to settle a claim within policy limits but fails to do so, and a judgment is rendered against a policyholder for an amount exceeding the policy limit, the Company may be charged with bad faith in failing to settle. Thus, in such a case, the Company may be held responsible for an amount exceeding the policy limit or for extra contractual damages. The Company's primary reinsurance contracts include coverage for policies with limits equal to or greater than $1.0 million for which the claim exceeds policy limits, or is for extra contractual damages. In the past five years, the Company has not paid a claim, including bad faith claims, in excess of $3.0 million. Effective January 1, 2000, the Company has obtained reinsurance covering claims in excess of $1.0 million.

LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE ("LAE"). The determination of the total liability for loss and LAE is based upon a projection of ultimate losses through an actuarial analysis of the claims history of the Company, subject to adjustments deemed appropriate by the Company due to differing or changing circumstances. Included in its claims history are losses and LAE paid by the Company in prior periods and case reserves for anticipated losses and LAE developed by the Company's claims department as claims are reported and investigated. The Company relies primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss cost trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier liabilities for loss and LAE may be revised. Any increase in the liability, including amounts for insured events of prior years, could have an adverse effect on the Company's results for the period in which the adjustments are made.

The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years, principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. MPL insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions. The Company utilizes both its staff and independent actuaries in establishing its reserves. The Company's independent actuaries review the Company's liabilities for loss and LAE one or more times each year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors such as known, anticipated or estimated changes in frequency and severity of losses, loss retention levels and premium rates, in establishing the amount of its liability for loss and LAE. The Company continually refines its estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the current period.

The following table sets forth (in thousands) the development of the Company's liability for loss and LAE, net of reinsurance recovered or recoverable, for the 10-year period ended December 31, 2000:


 Year Ended December 31,      2000     1999     1998     1997    1996     1995     1994     1993     1992    1991     1990
                              ----     ----     ----     ----    ----     ----     ----     ----     ----    ----     ----

 Balance Sheet Liability   223,597  214,692  200,763  173,971 161,124  155,318  143,415  132,190  126,651  118,995 119,031

 Reestimated Liability
 As of:   One Year Later            221,212  182,208  159,639 146,009  140,322  129,472  121,543   98,706  101,844 103,533
         Two Years Later                     182,498  142,369 127,529  116,151  114,193  105,704   89,301   80,932  86,249
       Three Years Later                              141,850 112,770  106,937   90,666   91,929   76,247   71,653  64,456
        Four Years Later                                      106,557  104,684   86,154   72,854   68,445   66,891  56,578
        Five Years Later                                               103,402   87,807   73,753   69,396   63,884  55,459
         Six Years Later                                                         85,881   75,032   70,596   63,133  55,068
       Seven Years Later                                                                  74,376   71,547   63,980  53,875
       Eight Years Later                                                                           70,983   64,714  54,345
        Nine Years Later                                                                                    64,369  54,832
         Ten Years Later                                                                                            55,586

 Cumulative Paid
 As of:   One Year Later             91,269   76,291   49,697  33,103   35,562   28,701   24,794   25,924   26,482  17,500
         Two Years Later                     121,199   90,165  62,612   60,464   52,832   45,162   42,520   44,758  37,399
       Three Years Later                              115,336  88,649   78,291   63,738   57,597   55,677   52,675  47,689
        Four Years Later                                       98,027   94,882   73,296   62,630   60,448   57,248  50,106
        Five Years Later                                               100,294   82,840   68,052   63,458   59,309  52,600
         Six Years Later                                                         85,047   72,509   66,468   59,637  52,746
       Seven Years Later                                                                  74,138   69,975   61,258  52,849
       Eight Years Later                                                                           70,753   63,468  53,653
        Nine Years Later                                                                                    64,233  54,710
         Ten Years Later                                                                                            55,473

 (Deficiency) / Redundancy           (6,520)  18,265   32,121  54,567   51,916   57,534   57,814   55,668   54,626  63,445
% (Deficiency) / Redundancy             (-3%)      9%      18%     34%      33%      40%      44%      44%      46%     53%


The following table sets forth (in thousands) an analysis of the Company's liability for losses and LAE and provides a reconciliation of the beginning and ending liability, net of reinsurance, for the years ended December 31, 2000, 1999 and 1998.

                                                                         2000              1999             1998
                                                                      ----------        ---------         --------
Net loss and LAE liability, at the beginning of period............$      214,692          200,763          173,971
Loss and LAE of entity acquired...................................            --           24,590           23,406

Provisions for losses and LAE occurring in the current
   period.........................................................       116,246           99,523           81,694
Increase (decrease) in estimated losses and LAE for claims
   occurring in prior periods.....................................         6,520          (18,555)         (14,332)
                                                                      ----------        ---------         --------
     Total incurred during current period.........................       122,766           80,968           67,362
                                                                      ----------        ---------         --------

Losses and LAE payments relating to the current period............        22,592           15,338           14,279
Losses and LAE payments relating to prior periods.................        91,269           76,291           49,697
                                                                      ----------        ---------         --------
     Total paid during current period.............................       113,861           91,629           63,976
                                                                      ----------        ---------         --------


Net loss and LAE liability, at end of period......................$      223,597          214,692          200,763
                                                                     ===========        =========         ========

Gross loss and LAE liability at end of period.....................$      281,295          273,092          242,377
Reinsurance recoverable at end of period..........................        57,698           58,400           41,614
                                                                      ----------        ---------         --------
Net loss and LAE liability at end of period.......................$      223,597          214,692          200,763
                                                                     ===========        =========         ========

Incurred losses and LAE for claims relating to prior years reflects the change in the estimate of the liability charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. Information regarding incurred losses and LAE is revealed over time and the estimates of the liability are revised accordingly, resulting in gains or losses in the period revisions are made. The Company's management closely monitors the adequacy of its liability for loss and LAE incurred and underlying claims trends, including having the Company's outside actuaries perform calculations periodically.

Incurred losses and LAE related to prior years, net of reinsurance recoveries, was $6.5 million for the twelve months ended December 31, 2000. The increase in prior years liability for loss and LAE includes a reserve strengthening resulting from the identification of certain unfavorable trends in the underlying claim data with respect to FPIC's core physician's MPL business including an increase in the rate of claims closed with indemnity payment, a slow down in the overall closure rate of pending claims, and an increase in the severity of indemnity payments made during 2000 relating to prior periods. The Company and its outside consulting actuary further analyzed these trends and determined that additional reserves were required. As a result, the Company increased its liability for loss and LAE by approximately $21.0 million. For additional information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The net reductions of $18.6 million and $14.3 million in incurred loss and LAE related to prior years for the twelve months ended December 31, 1999 and 1998, respectively, are the result of reevaluations of the liability for loss and LAE and reflect overall favorable underwriting results and lower than expected losses and LAE.

THIRD-PARTY ADMINISTRATION ("TPA") SEGMENT
PRINCIPAL BUSINESS. The Company, through McCreary and EMI, is a provider of TPA services to self-insured and fully insured employer groups. The lines of insurance that the Company primarily administers are group accident and health, workers' compensation, general liability, and property. The Company also provides administration services for emerging managed care organizations and an ambulance service organization ("ASO").

The Company primarily generates revenue from fees charged for the administration of self-insured employer groups. The Company does not assume insurance risks on this service; each employer assumes this risk and the Company places any desired excess coverage with various insurers and reinsurers. Commission income is derived from the placement of this excess coverage. The Company also offers premium administration, claims adjudication and commission accounting services to fully insured groups. The revenue for these services is calculated as a percentage of premiums.

The Company provides TPA services to eighty-five clients, five of which accounted for approximately 22.0% of the Company's total claims administration fees generated by the TPA segment. Approximately 7.0% was derived from the single largest client.

REGULATION. The Company and its TPA subsidiaries are subject to state regulation from the Department of Insurance and Department of Labor in the states in which they are licensed. State regulation provides that each company conducting business in that state furnish annual reports of operational activity to supervisory agencies. Such agencies may examine the company at any time.

As noted earlier, the insurance industry is under continuous review by Congress, state legislatures and state and federal regulatory agencies. From time to time, various regulatory and legislative changes have been proposed for the insurance industry, some of which could have an effect on the TPA business. Among the proposals that have in the past been, or are at present being, considered are the Health Insurance Portability and Accountability Act ("HIPAA") privacy issues, HIPAA non-discrimination rules and patient bill of rights laws. The Company is unable to predict if the regulatory or legislative proposals will have a material impact on the TPA business.

COMPETITION. The TPA industry is one of constant change. Each year the industry appears to be under the threat of elimination; however because of innovation, flexibility and willingness to offer services demanded, the industry has survived and the number of TPAs and amount of business administrated by the TPAs continues to grow.

The Company's TPAs are highly competitive with regards to prices and services. The Company believes the principle competitors of its TPA business in the group A&H market are other similar TPAs, including several larger organizations, many of which may offer services the Company does not offer, as well as insurance companies that compete directly with alternative risk markets, including self insurance programs administered by the TPAs. While the Company believes its TPAs enjoy strong name recognition and a good service reputation, it also recognizes that access to the stop-loss market in placing the reinsurance for the self-funded groups is a major factor and perhaps the greatest factor is some cases in obtaining and retaining clients. The amount of business in the stop-loss market has decreased while the pricing of reinsurance has increased. This has resulted in insurance companies being able to price group A&H insurance at a lower price than is available through self-funding.

In addition, McCreary provides claims administration services for an ASO through its subsidiary EMI. Claims are generated by members of a national health maintenance organization ("HMO"). The ASO in turn has an agreement with a software organization to maintain the eligibility of HMO members in addition to providing claims processing software to McCreary. During 2000, the software organization acquired a TPA. While it is possible that the ASO could transfer claims processing to the TPA owned by the software organization, EMI has a strong working relationship with the ASO and does not believe such a transfer will occur during the coming year.

In regards to workers compensation and property markets, the stop-loss market has also increased pricing. However, this has not affected the self-funded workers compensation and property market as much as the group A&H market. In addition, the commission revenue associated with the placement of property insurance has increased accordingly. The TPAs also enjoy a strong name recognition and loyalty among its client base that has resulted in maintaining a long-term client base.

MARKETING. The Company primarily markets its TPA services in Florida and New Mexico, however it is licensed in ten additional states. The Company may sell services directly or operate through agents and brokers. The Company's marketing strategy includes superior service, competitive pricing and delivery of support services. The Company's plan is to focus geographically with an emphasis in Florida and to participate in various periodic seminars with governmental boards as well as other groups at which pertinent subjects are presented. These educational offerings are designed to increase the awareness of available TPA services. The TPAs will continue to use agents and brokers to receive requests for proposals as well as utilize various services in which proposals are listed.

RECIPROCAL MANAGEMENT ("RM") SEGMENT
------------------------------------
PRINCIPAL BUSINESS. The Company, through AFP, provides management and administrative services and acts as attorney-in-fact for PRI, the second largest MPL insurer for physicians in the state of New York. AFP has an exclusive ten-year management agreement with PRI, the current term of which runs through December 31, 2008, whereby it provides all underwriting, administrative and investment functions for PRI in exchange for compensation. Compensation under the agreement is based upon PRI's direct written premium and statutory operating results. The management agreement also provides that the Company is to be reimbursed by PRI for certain expenses paid by the Company on PRI's behalf. The expenses reimbursed by PRI consist principally of salary, related payroll, and overhead costs of AFP's claims, legal and risk management course personnel who work on PRI's behalf.

COMPETITION. As an Attorney-in-fact, AFP has no direct competition but is subject to competition indirectly as the manager of PRI. The MPL insurance market in New York is tightly regulated relative to other states. All rates are determined by the New York Department of Insurance. Two carriers make up over 80% of the market, the leading carrier being Medical Liability Mutual Insurance Company ("MLMIC") with 55% of the MPL market and PRI with 25% of the market. While MLMIC has an A rating with A.M. Best and PRI has no rating with A.M. Best, PRI's name recognition and reputation of contesting claims continue to contribute to maintaining its insureds. By successfully targeting market groups and specialties that exhibit above average profitability, PRI has been able to improve the quality and profitability of its overall business.

Furthermore, PRI believes that its name recognition, level of service and aggressive claims handling are the competitive factors affecting its business and it is competitive in all of these areas. PRI was formed and is now currently directed by a nine member Board of Governors of which six are physicians and three are insurance executives.

MARKETING. AFP markets PRI's policies in New York to physicians, podiatrists, chiropractors and dentists through AFP's in-house marketing representatives and through independent brokers. As of December 31, 2000, PRI wrote 95% of its business direct and 5% of its business through brokers. AFP also markets other value added insurance coverages to its insureds foregoing any commissions. AFP markets PRI's healthcare facilities professional liability business in New York primarily through outside brokers and its healthcare facilities division offers what it believes to be innovative risk finance and risk transfer programs.

PRI uses selective underwriting with a view towards insuring the highest quality doctors and healthcare facilities. For MPL policies, all applications go through the risk evaluation unit, which closely reviews the doctors and their specialty to determine acceptance and premium rate. The risk evaluation unit is trained in underwriting and risk management. AFP has also determined which specialties and areas are the best risks to market. The marketing department sends targeted mailings and advertising to those areas it has determined to be target sectors.

PRI has also entered into an exclusive endorsement agreement with one of New York's largest and best-accredited preferred provider organization ("PPO") networks. Through this endorsement, the PPO completes two mailings a year to its credentialed members endorsing PRI. As of December 31, 2000, this program generated over 1,200 insureds.

AFP also has a large risk management department dedicated to medical malpractice and has developed multiple specialty related seminars for doctors. These programs are designed to educate the insureds on ways to improve their medical practice procedures and to assist them in implementing risk modification measures. AFP also conducts on-site surveys for doctors and healthcare facilities to review their practice procedures. All policyholders are provided with a complete detailed report on the findings and the corrective actions to be taken.

AFP introduced dental malpractice coverage to PRI's list of specialties using economies of scale to control costs. This line of insurance will be primarily marketed through local brokers. Additionally, AFP has also concluded negotiations for the introduction of preferred banking products and services for its insureds.

REGULATION. A reciprocal manager ("Attorney-in-fact") is subject to regulatory oversight in the states in which the reciprocal insurer it manages is licensed. As Attorney-in-fact for PRI, AFP must be authorized by the New York State Department of Insurance to act in such capacity. In addition, AFP is subject to examination by the regulatory authority and is required to file an annual statement audited and certified by the same independent certified public accountant that audits the reciprocal insurer. Additional requirements are imposed upon the Attorney-in-fact by means of statutorily mandated provisions, which must be included in the agreement between the reciprocal and its subscribers.

INVESTMENT PORTFOLIO
--------------------
The Company's investment strategy for its investment portfolio is to maintain a diversified investment-grade fixed income portfolio, to provide liquidity and maximize after-tax yield. The Company's portfolio is managed internally and the Company had $385.5 million of fixed income securities at market value. The Company's general policy is to hold its fixed maturity investments, which comprise the substantial portion of its portfolio, until maturity. Exceptions to this policy are infrequent and relate to decisions with regard to changes in the allocation of investment securities in terms of asset classes held, quality, duration, or the disposal of one or more securities for credit concerns. All of the Company's fixed income and equity securities are classified as available-for-sale.

The Company believes that its focus on income generation rather than capital appreciation has reduced the portfolio's overall volatility. In addition, the Company has invested a significant portion of its portfolio in municipal bonds, which the Company believes generate a greater after-tax return than investments in taxable fixed income securities of comparable risk, duration, and other investment characteristics. All of the fixed maturity securities held in the investment portfolio are publicly traded securities. In addition to the fixed income portfolio, the Company invests in other securities such as investment partnerships and certain strategic equity investments.

The Company generally does not invest in off-balance sheet derivative financial investments. However, the Company has invested in interest rate swap contracts in connection with its revolving credit facility. These contracts are off-balance sheet instruments and serve to fix the Company's interest expense on the revolving credit facility.

EMPLOYEES
---------
At December 31, 2000, the Company employed 556 persons. None of these employees are covered by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

ADDITIONAL INFORMATION WITH RESPECT TO THE COMPANY'S BUSINESS
-------------------------------------------------------------
The amounts of operating revenue and identifiable assets attributable to the aforementioned business segments are included in Note 19 to the Company's consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding the Company's investments in fixed maturity and equity securities is included in Note 5 to the Company's consolidated financial statements. Finally, information concerning the Company's revolving credit facility is included in Note 10 to the Company's consolidated financial statements.

ITEM 2.  PROPERTIES
-------------------
The physical properties used by the Company and its significant business segments are summarized below:

                                                                  TYPE OF             OWNED          APPROXIMATE
            BUSINESS                       LOCATION               PROPERTY          OR LEASED      SQUARE FOOTAGE
-------------------------           --------------------        -----------       -------------  ------------------
Company headquarters                   Jacksonville, FL            Offices           Leased             8,900
FPIC                                   Jacksonville, FL            Offices           Owned             26,600
APAC                                   Coral Gables, FL            Offices           Leased             3,500
Tenere                                  Springfield, MO            Offices           Leased             6,700
AFP                                      Manhasset, NY             Offices           Leased            55,600
McCreary                                  Stuart, FL               Offices           Leased            13,300
EMI                                    Jacksonville, FL            Offices           Leased            12,500
BSI                                     Albuquerque, NM            Offices           Leased            23,500


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
There are no material pending legal proceedings against the Company or its subsidiaries other than litigation arising in connection with the settlement of insurance claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------
The Company's common equity has been publicly traded on the NASDAQ National Market System since August 1, 1996 under the symbol, FPIC. The following table sets forth for the periods indicated the high and low bid quotations as reported. Such quotations reflect inter-dealer bids and offers, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                              2000                 1999
                                     -------------------   --------------------
                                     HIGH BID    LOW BID   HIGH BID     LOW BID
First Quarter.......................$  19.94      15.00      49.13       37.88
Second Quarter......................$  18.88      10.38      49.88       40.25
Third Quarter.......................$  18.38      10.92      50.63       14.25
Fourth Quarter......................$  16.88       8.44      22.38       14.88


As of March 15, 2001, the Company estimated that there were approximately 6,400 beneficial owners of the Company's common stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
The selected financial data presented below for the fiscal years ending December 31 should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which are included elsewhere herein.


                                                       (in thousands, except per share amounts)
                                  ---------------------------------------------------------------------------------
INCOME STATEMENT DATA:                 2000              1999             1998              1997             1996
---------------------                  ----              ----             ----              ----             ----
Direct and assumed
     premiums written...........$    197,280            148,216          116,989           77,771            64,292
Net premiums earned.............$    120,454            118,189           89,562           65,504            56,074
Total revenues..................$    182,037            170,505          120,321           93,216            76,982
Net income......................$        614             21,869           20,693           16,557            13,324
Basic earnings per share........$        .06               2.24            2.22              1.83              1.57
Diluted earnings per share......$        .06               2.19            2.11              1.76              1.53
Cash dividend per share.........$         --                 --              --                --               .10

                                                                    (in thousands)
                                  ---------------------------------------------------------------------------------
BALANCE SHEET DATA:                    2000              1999             1998              1997             1996
                                       ----              ----             ----              ----             ----
Total cash and investments......$    423,955            353,419         345,004           268,300           238,497
Total assets....................$    652,369            587,920         479,378           352,849           303,553
Loss and LAE liabilities........$    281,295            273,092         242,377           188,086           172,738
Revolving credit facility.......$     67,219             62,719          27,165                --                --
Total liabilities...............$    479,842            421,541         328,448           232,785           207,141
Shareholders' equity............$    172,527            166,379         150,931           120,064            96,411


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report. The consolidated financial statements include the results of all of the Company's wholly owned and majority owned subsidiaries.

SAFE HARBOR DISCLOSURE
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending or revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal developments, (iv) the uncertainties of the loss reserving process, (v) the actual amount of new and renewal business and market acceptance of expansion plans, (vi) the loss of the services of any of the Company's executive officers,
(vii)
changing rates of inflation and other economic conditions, (viii) the ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (x) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for the company's capital and the risk of undisclosed liabilities, and (xi) developments in global financial markets that could affect the Company's investment portfolio and financing plans.

The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL
-------
FPIC Insurance Group, Inc. ("FIG" or the "Company") was formed in 1996 in connection with a reorganization (the "Reorganization") pursuant to which it became the parent company of Florida Physicians Insurance Company, Inc. ("FPIC") and McCreary Corporation ("McCreary"), a third party administrator. In connection with the Reorganization, FPIC's shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of FPIC's common stock.

The Company has three main operating segments as follows: insurance, third party administration ("TPA") and reciprocal management ("RM"). The Company's primary sources of revenue are management fees and dividends received from its subsidiaries. The primary sources of revenues for these amounts are premiums earned and investment income derived from the insurance segment and fee and commission income from the TPA and RM segments.

Through the insurance segment, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company's MPL insurance is written substantially on a "claims-made" basis (as opposed to an "occurrence" basis) providing protection to the insured only for those claims that arise out of incidents occurring, and of which notice to the insurer is given, while coverage is in effect. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and for those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. The Company provides TPA services through its subsidiaries that market and administer self-insured and fully insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance. Through the RM segment, the Company provides management and administrative services and acts as attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), a New York medical professional liability insurance reciprocal.

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

OVERVIEW
--------
Fiscal year 2000 was a very challenging one for the Company and the entire medical malpractice sector. Net income declined to $.6 million from $21.9 million reported in 1999, primarily due to increases in the provision for losses and loss adjustment expenses ("LAE") reported in 2000, corresponding with rising loss costs in both 2000 and in recent prior years. Fully diluted earnings per share declined to $.06 per share from $2.19 per share in 1999.

Despite these challenges, the Company was able to grow both revenues and assets significantly in 2000, benefiting in large part from its acquisitions in 1998 and 1999. Total revenues increased 7% to $182.0 million in 2000, from $170.5 million in 1999. Revenues grew 42% in 1999 over 1998.

Not only have the Company's recent acquisitions provided growth, but also diversification; helping it to better withstand the risks associated with a downturn in its core medical malpractice business such as that experienced in 2000. During 1996, the year the Company went public, medical malpractice insurance comprised approximately 98% of the Company's direct premiums written, with 99% of the Company's direct MPL business in the state of Florida. In the year 2000, medical malpractice insurance comprised approximately 85% of the Company's direct premiums written, with 60% of the Company's direct MPL business in the state of Florida.

Management focused substantial efforts in 2000 towards the integration of its recent acquisitions, exiting certain small and unprofitable businesses and products, and other operating improvements, as the environment for strategic acquisitions substantially declined in 2000. As a result of these actions, total revenues are expected to decline slightly in 2001 from those reported in the year 2000. However, management believes that these actions have helped position the Company to more effectively compete, grow and remain profitable in the future. Furthermore, there are preliminary signs that prices in the Company's core medical professional liability business are beginning to increase in 2000 after several years of significant competition, particularly in Florida. It is, therefore, expected that the Company's revenues will return to growth in 2002 as market conditions improve for its core medical malpractice insurance business.

INSURANCE SEGMENT
-----------------
The underwriting results, other significant financial data and income or loss before taxes for the Company's insurance segment for the twelve months ended December 31, 2000, 1999 and 1998 are summarized in the table below. Dollar amounts are in thousands.



                                                                 Percentage                   Percentage
                                                   2000           CHANGE          1999          CHANGE          1998
                                               -------------  -------------  -------------   ------------- --------------
Direct and assumed premiums written.........$    197,280             33%         148,216          27%          116,989
                                               =============  =============  =============   ============= ==============

Net premiums earned.........................     120,454              2%         118,189          32%           89,562
Losses and LAE incurred.....................     122,766             52%          80,968          20%           67,362
Other underwriting expenses.................      20,514             (2)%         21,014          68%           12,513
   Underwriting (loss) gain.................$    (22,826)          (241)%         16,207          67%            9,687
                                               =============  =============  =============   ============= ==============

Net investment income.......................$     24,505             30%          18,832           8%           17,385
                                               =============  =============  =============    ============ ==============

Net other expense...........................$        185           (87)%           1,473         208%           (1,359)
                                               =============  =============  =============   ============= ==============

(Loss) income before taxes..................$     (3,570)          (112)%         30,000           8%           27,684
                                               =============  =============  =============   ============= ==============


The increase in direct premiums written in 2000 is related to an increase in written premiums in Texas, Alabama, Missouri, Kansas, and Georgia complimented by the acquisition of The Tenere Group, Inc. ("Tenere") on March 17, 1999 which was only included after such date for 1999.

In fiscal year 2000, total insureds grew to 12,150 at December 31, 2000, an increase of 832 or 7%, from 11,318 in 1999. Physician insureds increased to 8,195, an increase of 290 or 4%, from 7,905 in 1999. Dental insureds increased to 2,252 in 2000, an increase of seventy-eight or 4%, from 2,174 in 1999. Growth was also achieved during 2000 in other product areas such as legal professional liability ("LPL") and accident and health ("A&H".)

Assumed premiums written for fiscal year 2000 were $ 64.3 million, an increase of $30.3 million or 89%, from $34.0 million in fiscal year 1999. The increase in assumed premiums is primarily related to the 100% quota share reinsurance agreement written in the first quarter of 2000 between the Company's insurance subsidiaries and PRI whereby the Company assumed the death, disability and retirement ("DD&R") risks under PRI's claims made insurance policies in exchange for cash and investments. Approximately $34 million of this amount represents the portion of the initial consideration received corresponding with management's estimate of the reserves required for future benefits at the inception of the contract, which were recorded as unearned premium. This amount of assumed premiums written will, therefore, not recur in the future. In addition, the increase in assumed premiums was offset by experience adjustment accruals for business assumed from PRI. The experience adjustments represent an estimate of the amount of premium the Company will return to PRI in future years.

The increase in direct and assumed premiums written in 1999 was primarily due to the acquisitions of Anesthesiologists Professional Assurance Company ("APAC") and Tenere, which added $6.1 million and $6.2 million, respectively, and additional assumed premiums written of $12.1 million associated with the Company's participation as an assuming reinsurer of PRI.

In fiscal year 1999, total insureds grew to 11,318, an increase of 2,793 or 33%, from 8,525 in 1998. Physician insureds grew 24%, to 7,905 in 1999, up from 6,383 in 1998. Dental insureds grew 18%, to 2,174 in 1999, up from 1,843 in 1998. Growth was also achieved during 1999 in other product areas such as legal defense for healthcare provider licensure investigations, group A&H insurance coverage and errors and omissions and directors and officers liability insurance for managed care organizations.

Net premiums earned increased $2.2 million to $120.4 for the twelve months ended December 31, 2000 from $118.2 million for the twelve months ended December 31, 1999. The increase in net premiums earned is related to growth in assumed reinsurance, which contributed additional assumed premiums earned of $3.1 million, and growth in direct premiums written at APAC and Tenere during the year 2000. The Company increased premium rates at FPIC and APAC in Florida and increased premium rates at Tenere in Missouri in 2000. As a result of the rate increases taken by FPIC, selective underwriting, and the competitive environment in Florida, net premiums earned have decreased in FPIC's core MPL business, and FPIC has experienced a decline in its physician insureds since 1998. APAC and Tenere have experienced relatively more favorable market conditions, which has allowed them to grow their earned premiums and policyholder counts. Such growth has offset some of the decline in net premiums earned at FPIC, and resulted in the overall increases in the Company's direct professional liability insureds since 1998.

Net premiums earned increased $28.6 million to $118.2 for the twelve months ended December 31, 1999 from $89.6 million for the twelve months ended December 31, 1998. The increase in net premiums earned was primarily due to the acquisition of Tenere and the recognition of a full year of premiums earned at APAC. The Company also reported additional assumed MPL premiums of $13.4 million and health premiums of $4.7 million.

Net losses and LAE incurred increased $41.8 million to $122.8 million for the twelve months ended December 31, 2000 from $81.0 million for the twelve months ended December 31, 1999. The loss ratios were 102% and 69% for the twelve months ended December 31, 2000 and December 31, 1999, respectively. A loss ratio is defined as the ratio of loss and LAE incurred to net premiums earned. The increase in net loss and LAE incurred is primarily due to an increase in the loss and LAE provision during 2000 resulting from a reserve strengthening of $21.0 million, including an increase in the current year provision for MPL business of $7.8 million. In addition, the 1999 results included reserve releases of approximately $17.0 million resulting from favorable development in loss experience on business written in years prior to 1999, which did not recur during the year 2000.

Management closely monitors the adequacy of its liabilities for loss and LAE incurred and underlying claims trends, including having the Company's outside consulting actuaries perform calculations periodically. During 2000, the company identified certain unfavorable trends in the underlying claims data with respect to FPIC's core physicians' MPL business, including an increase in the rate of claims closed with indemnity payment, a slow down in the overall closure rate of pending claims, and an increase in the severity of indemnity payments made during 2000 relating to prior periods. The Company and its outside consulting actuary further analyzed these trends and determined that additional reserves were required. As a result, the Company's reserve strengthening included an increase in FPIC's liability for loss and LAE of approximately $15.0 million.

Net loss and LAE incurred increased $13.6 million to $81.0 million for the twelve months ended December 31, 1999 from $67.4 million for twelve months ended December 31, 1998. The loss ratios were 69% and 75% for the twelve months ended December 31, 1999 and 1998 respectively. The positive trend in the Company's loss ratio from 1998 to 1999 was primarily due to favorable loss and LAE experience on the Company's core MPL business, the addition of assumed reinsurance, which carries a lower loss ratio than the core MPL business, offset to some extent by adverse results from the Company's group A&H business.

The Company previously reported its plan to exit the A&H business by the end of 2001. Despite some improvement during the second and third quarters of 2000, the Company experienced a pre-tax loss of $3.5 million in the fourth quarter of 2000. The Company expects the business to continue to record pre-tax losses in the range of $2.0 million to $3.0 million through the end of 2001, with lessening impact after the non-renewal of the majority of FDA policies beginning on April 1, 2001 and the non-renewal of the majority of FMA policies beginning on July 1, 2001.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in the frequency and severity of claims. Competitive market conditions in recent years have lessened the Company's ability to underwrite and price its business on as favorable terms as in prior years. Consequently, the Company has significantly increased it provisions for loss and LAE in 2000.

The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgments. The Company's estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in the estimates of losses or reinsurance recoverables, and would be reflected in the Company's results of operations when the change occurs.

Other underwriting expenses decreased $0.5 million to $20.5 million for the twelve months ended December 31, 2000 from $21.0 million for the twelve months ended December 31, 1999. The decline in other underwriting expenses is attributable to a decline in assumed reinsurance costs and the accretion of the deferred credit associated with the 100% DD&R quota share reinsurance agreement entered into during the first quarter of 2000.

Other underwriting expenses increased to $21.0 million in 1999, up $8.5 million or 68%, from $12.5 million in 1998. The increase was primarily attributable to an increase in expenses related to assumed premiums of $1.4 million, and the inclusion of other underwriting expenses at APAC and Tenere, which combined, added $6.0 million. In addition, general and administrative expenses increased $2.3 million including a non-recurring severance charge of $1.9 million and the Company's health insurance products, which grew significantly in 1999, have a higher expense structure than the Company's MPL products.

Net investment income increased to $24.5 million for the year ended December 31, 2000, up $5.7 million or 30%, from $18.8 million in 1999. The increase is primarily due to the investments received in association with the 100% DD&R quota share reinsurance agreement between the Company's insurance subsidiaries and PRI. On a consolidated basis, the Company's total investment portfolio grew to $ 405.0 million in 2000, up $58.4 million or 17%, from $346.6 million in 1999.

Net investment income increased to $18.8 million in 1999, up $1.4 million, or 8%, from $17.4 million in 1998. The increase was primarily attributable to the inclusion of Tenere, which added approximately $1.9 million of investment income.

THIRD PARTY ADMINISTRATION ("TPA") SEGMENT
------------------------------------------
Significant financial data and income before taxes for the Company's TPA segment for the twelve months ended December 31, 2000, 1999 and 1998 are summarized in the table below. Dollar amounts are in thousands.


                                                                Percentage                   Percentage
                                                   2000           CHANGE          1999          CHANGE        1998
                                               --------------  -------------  ----------------  --------    ---------
Claims administration and management
   fees ....................................$     12,854             31%           9,850         (0.1)%       9,861
Commission income...........................       2,179             25%           1,741          0.6%        1,731
Claims administration and management
   expenses.................................      15,420             30%          11,823           19%        9,938
Net other expense...........................       2,289             48%           1,543          201%          512

(Loss) income before taxes..................$     (2,340)           (47)%         (1,588)        (234)%       1,181
                                               =============  =============  ================  ========    =========

Claims administration and management fees increased $3.0 million to $12.9 million for the twelve months ended December 31, 2000 from $9.9 million for the twelve months ended December 31, 1999. The growth in claims administration and management fees is attributable to the asset acquisition of Brokerage Services, Inc. ("BSI") and Group Brokerage, Inc. ("GBI"), by Employers Mutual, Inc. during the third quarter of 1999, and the resulting recognition of a full twelve months of revenue from the acquired operations during the current year.

During the fourth quarter of 2000, the Company began its consolidation of the TPA operations and reorganization of BSI in order to improve operating performance. The Company incurred a one-time pre tax charge of $0.5 million as a result of the restructuring.

Commission income increased $0.5 million to $2.2 million for the twelve months ended December 31, 2000 from $1.7 million for the twelve months ended December 31, 1999. The increase in commission income is the result of growth in the placement of insurance and reinsurance by McCreary with external parties on behalf of its self-insured customers during 2000.

Claims administration expense increased $3.6 million to $15.4 million for the twelve months ended December 31, 2000 from $11.8 million for the twelve months ended December 31, 1999. The growth in claims administration and management expense is also primarily attributable to the acquisition of assets by Employers Mutual, Inc. during the third quarter of 1999.

RECIPROCAL MANAGEMENT ("RM") SEGMENT
------------------------------------
Significant financial data and income before taxes for the Company's RM segment for the twelve months ended December 31, 2000, 1999 and 1998 are summarized in the table below. Dollar amounts are in thousands.

                                                                Percentage                   Percentage
                                                   2000           CHANGE          1999          CHANGE           1998
                                             -----------      -------------  ------------    ------------- --------------
Claims administration and management
   fees ....................................$     17,044             0.5%         16,955          --               --
Commission income...........................         991              48%            670          --               --
Claims administration and management
   expenses.................................      14,537               2%         14,304          --               --
Net other expense...........................         932             167%            349          --               --

Income before taxes.........................$      2,939               5%          2,790          --               --
                                             ===========      =============  =============   ============= ==============

Commission income increased $0.3 million to $1.0 million for the twelve months ended December 31, 2000 from $0.7 million for the twelve months ended December 31, 1999. The increase in commission income is attributable to a full year of brokerage income from FPIC Intermediaries, which was formed during the second quarter of 1999.

SELECTED BALANCE SHEET ITEMS - YEARS ENDED DECEMBER 31, 2000 AND 1999
---------------------------------------------------------------------
Bonds and U.S. government securities increased $58.4 million to $385.5 million at December 31, 2000 from $327.1 million at December 31, 1999. The increase is attributable to securities received in conjunction with the 100% DD&R quota share reinsurance agreement with PRI and growth in the invested assets at APAC and Tenere as a result of an increase in business written.

Net premiums receivable decreased $3.4 million to $31.2 million for the twelve months ended December 31, 2000 from $34.6 million for the twelve months ended December 31, 1999. The reduction in net premiums receivable is mainly related to an increase in the allowance for doubtful accounts by $1.0 million, of which $.6 million was for a specific hospital receivable.

Deferred policy acquisition costs increased $3.3 million to $6.1 million for the twelve months ended December 31, 2000 from $2.8 million for the twelve months ended December 31, 1999. The increase in deferred acquisition costs is attributable to the 100% DD&R quota share reinsurance agreement with PRI.

Intangible assets and goodwill, net decreased $12.9 million to $61.0 million for the twelve months ended December 31, 2000 from $73.9 million for the twelve months ended December 31, 1999. The decrease is due to the recognition of a deferred credit associated with the 100% DD&R quota share reinsurance agreement with PRI and the amortization of goodwill and other intangibles.

The liability for loss and LAE increased $8.2 million to $281.3 million for the twelve months ended December 31, 2000 from $273.1 million for the twelve months ended December 31, 1999. The net increase in the liability for loss and LAE is primarily attributable to the reserve strengthening recorded during the fourth quarter of 2000 of $21.0 million. In addition, the Company also reduced the amount of reserves released from prior report years, which accounted for approximately $17.0 million of the net increase in net loss and LAE incurred from 1999 to 2000. The difference between the increase in the provisions for losses and LAE during 2000, and the net increase in the ending balance of aggregate reserves is the result of the payment and settlement of claims during 2000, as compared with 1999.

Unearned premiums increased $39.2 million to $100.5 million for the twelve months ended December 31, 2000 from $61.3 million for the twelve months ended December 31, 1999. The increase in unearned premiums is primarily attributable to the 100% DD&R quota share reinsurance agreement with PRI.

Other liabilities increased $4.6 million to $20.2 million for the twelve months ended December 31, 2000 from $15.6 million for the twelve months ended December 31, 1999. The increase in other liabilities is attributable to changes in salary assumptions used in the actuarial calculation of the Company's supplemental executive retirement program and an increase in the amounts accrued for employee benefits. Also, the Company recorded additional accruals in accordance with the purchase agreements of McCreary and its subsidiaries and a restructuring charge associated with the reorganization of the TPA operations during 2000.

INVESTMENTS
-----------
The Company invests primarily in a diversified portfolio of high grade, taxable and tax-exempt, fixed-income securities, with a targeted duration of approximately five years. The majority of these securities are held as invested assets by the various insurance subsidiaries. At the close of 2000, approximately 46% of the fixed-income portfolio was invested in tax-exempt securities and approximately 54% in taxable securities.

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

Net investment income increased $5.7 million to $24.7 million for the twelve months ended December 31, 2000 from $19.0 million for the twelve months ended December 31, 1999. On a consolidated basis, the Company's total investment portfolio grew $58.4 million to $405.0 million in 2000 from $346.6 million in 1999. The increase in net investment income is directly related to interest earned on securities received in connection with the 100% DD&R quota share reinsurance agreement with PRI.

STOCK REPURCHASE PLANS
----------------------
On June 29, 1999 and September 11, 1999, the Company's Board of Directors (the "Board") approved stock repurchase plans pursuant to which the Company was authorized to repurchase, at management's discretion, up to 1,000,000 of its shares on the open market. On September 11, 2000, the second plan expired with 259,500 shares left unpurchased. The Company's Board approved a third stock repurchase plan on January 25, 2000 under which the Company could repurchase 500,000 additional shares prior to January 22, 2001. The Board subsequently approved an extension of the plan to January 22, 2002. As of December 31, 2000, the Company had repurchased approximately 853,500 shares at a cost of approximately $16.0 million; leaving 387,000 shares available under the Company's stock repurchase plans.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The payment of losses, LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during 2000 to meet these needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increased use of managed care and adverse legislative changes. In order to compensate for such risk, the
Company: (i) maintains what management considers to be adequate reinsurance;
(ii) conducts regular actuarial reviews of loss and LAE reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

The Company maintains a $75.0 million revolving credit facility with four banks to meet certain non-operating cash needs as they may arise. As of December 31, 2000, $67.2 million had been borrowed under this facility at an interest rate of approximately 7.46% per annum. The credit facility bears interest at various rates ranging from LIBOR plus 0.75% to Prime plus 0.50%. The credit facility terminates on January 4, 2002. The Company anticipates that before such time, it will either replace the existing credit facility with a similar facility or obtain alternative financing. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) the Company's funded debt to total capital plus funded debt cannot exceed 0.35:1 and b) net premiums written to statutory capital and surplus cannot exceed 2.0:1. Effective January 1, 2001, the funded debt to total capital plus funded debt ratio cannot exceed 0.30:1. At December 31, 2000, the Company was in violation of two of the loan covenants. The Company has obtained a waiver for these violations bringing the Company into compliance with its debt covenants. The credit facility is guaranteed by and collateralized by the common stock of certain subsidiaries.

At December 31, 2000, the Company held approximately $15.2 million in investments scheduled to mature during the next twelve months, which combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As reported in the accompanying consolidated statements of cash flows, the Company has generated positive net cash from operations of $14.8 million, $14.3 million and $30.2 million in 2000, 1999 and 1998, respectively.

Shareholder dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. In 2001, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $11.6 million, without prior regulatory approval.

The NAIC has developed risk-based capital ("RBC") measurements for insurers, which have been adopted by the Florida and Missouri Departments of Insurance. RBC measurements provide state regulators with varying levels of authority based on the adequacy of an insurer's adjusted surplus. At December 31, 2000, the Company's insurance subsidiaries maintain adjusted surplus in excess of their required RBC thresholds.

ACCOUNTING PRONOUNCEMENTS
-------------------------
In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101(B), which defers the implementation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999. The adoption of SAB 100 did not have a significant impact on the Company's consolidated financial position of results of operations.

Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued in June 1999 and defers the effective date of SFAS No. 133. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a significant impact on the Company's consolidated financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, " Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 establishes accounting guidance for stock option grants and modifications to existing stock option awards and is effective for option grants made after June 30, 2000. The adoption of FIN 44 did not have a material effect on the consolidated financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
Market risk is the risk of loss arising from adverse changes in market conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2000. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of December 31, 2000 was approximately $386.0 million. Approximately 95% of the investment portfolio was invested in fixed maturity securities. The fixed maturity portfolio currently maintains an average credit quality of AA with Moodys.

Generally, the Company does not invest in derivatives and does not currently use hedging strategies in its investment portfolio. However, the Company has invested in interest rate swaps to fix the interest rate in connection with its revolving credit facility.

As of December 31, 2000, the Company's investments in collateral mortgage obligations ("CMO's") and asset-backed securities represented less than 34% of debt and equity investments. The CMO's held by the company were purchased to improve Company projections of future cash flows and decrease prepayment risk. The Company's investment portfolio is predominately fixed maturity with approximately 46% allocated to the municipal sector. The balance is diversified through investments in treasury, agency, corporate and mortgage-backed securities. The four market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks, prepayment risks, and legislative changes, including changes in tax laws that might affect the taxation of the Company's invested securities.

From time to time discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. The Company is diligent in its efforts to stay current on legislative acts that could adversely affect the tax-exempt status of municipal securities. It is uncertain as to whether these changes would ultimately affect valuation of municipal securities currently held in the portfolio. At present there are no hedging or other strategies being used to minimize this risk.

The Company manages the change in interest rate risk by attempting to manage the duration of its investments in relation to the duration of its anticipated liabilities (claim payments). The Company invests in securities with investment grade credit ratings, thereby helping control credit risks. Approximately 60.1% of the portfolio is AAA, 11.5% is AA, 9.3% is A, and 14.1% is BBB rated. A standard measure of interest rate sensitivity is effective duration, which takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds. The effective duration of the Company's portfolio is 5.28 years. If interest rates were to increase 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $21.1 million.

There have been no significant changes to the Company's exposure to financial market risks during the year nor does the Company currently anticipate any significant changes in future reporting periods.

The amounts reported as cash flows in the table below for fixed maturities represent par values at maturity date. The fair values of fixed maturities are based upon quoted market prices or dealer quotes for comparable securities. The fair value of the credit facility is based on the amount of cash flows discounted over the applicable term at the Company's borrowing rate at December 31, 2000.

                                                                PROJECTED CASH FLOWS (IN THOUSANDS)
                               ------------------------------------------------------------------------------------------------
                                                                                                             December 31, 2000
                                    2001       2002       2003       2004       2005    Thereafter    Total       Fair Value
                               -----------  ---------  ---------  ----------  -------- ------------  ------- ------------------
ASSETS
------------------------------
Fixed maturity securities,
  Available for sale            $  15,109      7,705     21,224      15,711     44,725    279,413    383,887      385,513

LIABILITIES
------------------------------
  Credit facility               $     --      67,219         --          --         --         --     67,219       63,181

WEIGHTED AVERAGE INTEREST RATE
------------------------------
  Fixed maturity securities         5.41%       5.27%      5.83%       6.46%      5.38%      5.32%      5.40%          --
  Credit facility                     --        6.39%        --          --         --         --         --           --


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The consolidated financial statements and schedules listed in Item 14(a)(1) and
(2) are included in this Report beginning on Page 34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
On April 28, 2000, the Company filed a Form 8-K notifying the Securities and Exchange Commission of a change in the Registrant's certifying accountant. The Company retained the services of PricewaterhouseCoopers LLP as its independent accountants and replaced KPMG LLP ("KPMG") effective April 24, 2000. No report of KPMG LLP on the financial statements of the Company for either of the past two years contained an adverse opinion, or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Since the engagement of KPMG and through the date of replacement, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in independent accountants was approved by the Audit Committee and the Board of Directors of the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
Information required hereunder with respect to directors and executive officers will appear under the heading "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
The information required herein will appear under the heading "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The information required herein will appear under the heading "Principal Shareholders and Securities Ownership of Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
The information required herein will appear under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
 (a)   1.  FINANCIAL STATEMENTS AND SCHEDULES:
           -----------------------------------
               FPIC Insurance Group, Inc.:
               Reports of Independent Certified Public Accountants Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December
                 31, 2000, 1999 and 1998
               Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998
               Consolidated Statements of Changes in Shareholders' Equity for
                 the years ended December 31, 2000, 1999 and 1998
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 2000, 1999 and 1998
               Notes to the Consolidated Financial Statements

       2.  FINANCIAL STATEMENT SCHEDULES:
           ------------------------------
           (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

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

                  10(c) Form of Indemnity Agreement dated February 28, 1996 between the Registrant and Drs. Acosta-Rua, Gause, Shapiro, Selander, White, Bagby, Baratta, Murray, Bridges, Hagen, Van Eldik, Yonge; Messrs. Russell, Rosenbloom, Sabia, Carey, Driscoll and Ms. Whitter, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

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

                  10(k) Agreement and Plan of Merger dated as of October 2, 1998 and First Amendment to Agreement and Plan of Merger dated as of January 1999 and Second Amendment to Agreement and Plan of Merger dated as of March 17, 1999 among Florida Physicians Insurance Company, Inc., TGI Acquisition Corporation and Tenere Group, Inc., incorporated by reference to the Company's filing on Form 10-K (Commission File No. 1-11983) filed on March 31, 1999.

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

                  10(n) Form of Employment Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to the Company's Form 10-K (Commission File No.1-11983) filed on March 30, 2000.

                  10(o) Form of Severance Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to the Company's Form 10-K (Commission File No.1-11983) filed on March 30, 2000.

                  10(p) Form of Indemnity Agreements dated January 1, 1999 between the Registrant and Frank Moya, M.D. and John
                           R. Byers incorporated by reference to the Company's Form 10-K (Commission File No.1-11983) filed on March 30, 2000.

                  10(q) Form of Indemnity Agreements dated May 8, 1999 between the Registrant and Ms. Deyo, Parks and Ryan incorporated by reference to the Company's Form 10-K (Commission File No.1-11983) filed on March 30, 2000.

                  10(r) Form of Indemnity Agreement dated August 22, 1999 between the Registrant and Steven Coniglio incorporated by reference to the Company's Form 10-K (Commission File No.1-11983) filed on March 30, 2000.

                  10(s) Form of Indemnity Agreements dated November 6, 1999 between the Registrant and Messrs. Cetin and Thorpe incorporated by reference to the Company's Form 10-K (Commission File No.1-11983) filed on March 30, 2000.

                  10(t) Reinsurance agreement between Physicians' Reciprocal Insurers and Florida Physicians Insurance Company, Inc. incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on May 15, 2000.

                  10(u) Form of Employment Agreement dated November 6, 1999 between the Registrant and Kurt Cetin.

                  10(v) Form of Employment Agreement dated May 1, 2000 between the Registrant and David L. Rader

                  10(w) Form of Employment Agreement dated May 1, 2000 between the Registrant and Gary M. Dallero.

                  10(x) Form of Severance Agreement dated June 19, 2000 between the Registrant and Charles Divita III.

                  10(y) Form of Indemnity Agreement dated July 15, 2000 between the Registrant and Messrs. Dallero and Divita.

                  10(z) Form of Indemnity Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown.

                  10(aa) Form of Severance Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown.

                  10(bb) Form of Severance Agreement dated December 22, 2000 between the Registrant and Pamela D. Deyo.

                  10(cc) Waiver and Modification Agreement dated as of March 30, 2001, by and among FPIC Insurance Group, Inc., The Banks Listed Herein and Sun Trust Bank, as Issuing Bank, Administrative Agent and as Collateral Agent

                  21       Subsidiaries of the Registrant
                  23       Consents of KPMG LLP and PricewaterhouseCoopers LLP

(b)    REPORTS ON FORM 8-K:
       --------------------
       The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 30th day of March, 2001.

                                                  FPIC Insurance Group, Inc.

                                                  By       /S/ JOHN R. BYERS
                                                    ----------------------------
                                                     John R. Byers, PRESIDENT
                                                     and CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                    TITLE                            DATE
                 ---------                                    -----                            ----
           /S/ JOHN R. BYERS                         President, Chief Executive         March 30, 2001
         ---------------------------------           Officer and Director
         John R. Byers                               (Principal Executive Officer)

           /S/ KIM D. THORPE                         Executive Vice President           March 30, 2001
         ---------------------------------           and Chief Financial Officer
         Kim D. Thorpe                               (Principal Financial Officer)

           /S/ PAMELA D. DEYO                        Vice President - Controller        March 30, 2001
         ---------------------------------           (Principal Accounting Officer)
         Pamela D. Deyo

           /S/ ROBERT O. BARATTA                     Chairman of the Board              March 30, 2001
         ---------------------------------
         Robert O. Baratta, M.D.

           /S/ DAVID M. SHAPIRO                      Vice Chairman                      March 30, 2001
         ---------------------------------
         David M. Shapiro, M.D.

         /S/ GASTON J. ACOSTA-RUA                    Director                           March 30, 2001
         ---------------------------------
         Gaston J. Acosta-Rua, M.D.

         /S/ RICHARD J. BAGBY                        Director                           March 30, 2001
         ---------------------------------
         Richard J. Bagby, M.D.

           /S/ JAMES W. BRIDGES                      Director                           March 30, 2001
         ---------------------------------
         James W. Bridges, M.D.

           /S/ CURTIS E. GAUSE                       Director                           March 30, 2001
         ---------------------------------
         Curtis E. Gause, D.D.S.



           /S/ J. STEWART HAGEN                      Director                           March 30, 2001
         ---------------------------------
         J. Stewart Hagen, M.D.

           /S/ FRANK MOYA                            Director                           March 30, 2001
         ---------------------------------
         Frank Moya, M.D.

           /S/ LOUIS C. MURRAY                       Director                           March 30, 2001
         ---------------------------------
         Louis C. Murray, M.D.

           /S/ GUY T. SELANDER                       Director                           March 30, 2001
         ---------------------------------
         Guy T. Selander, M.D.

           /S/ DICK L. VAN ELDIK                     Director                           March 30, 2001
         ---------------------------------
         Dick L. Van Eldik, M.D.

           /S/ JAMES G. WHITE                        Director                           March 30, 2001
         ---------------------------------
         James G. White, M.D.

           /S/ HENRY M. YONGE                        Director                           March 30, 2001
         ---------------------------------
         Henry M. Yonge, M.D.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, comprehensive income, changes in shareholders' equity and cash flows, present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein, as of or for the year ended December 31, 2000, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements and accompanying financial statement schedules of the Company as of December 31, 1999 and for each of the two years in the period ended December 31, 1999 were audited by other independent accountants whose report dated March 8, 2000 expressed an unqualified opinion on those statements and schedules.


                                          PricewaterhouseCoopers LLP


Jacksonville, Florida
February 20, 2001, except as to the
matter discussed in the second
paragraph of Note 10, as to which
the date is March 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows of FPIC Insurance Group, Inc. and subsidiaries for the years ended December 31, 1999 and 1998. In connection with our audit of the aforementioned consolidated financial statements, we also have audited financial statement Schedules II, III, IV and V as of and for the years ended December 31, 1999 and 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the aforementioned financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                           KPMG LLP



Jacksonville, Florida
March 8, 2000

                           FPIC INSURANCE GROUP, INC.


          Consolidated Balance Sheets (in thousands, except share data)


                        As of December 31, 2000 and 1999

                                                                      2000              1999
                                                                ----------------   ---------------
ASSETS

    Cash and cash equivalents                                      $     18,967             6,830
    Bonds and U.S. Government securities, available for sale            385,513           327,076
    Equity securities, available for sale                                   555             1,055
    Other invested assets, at equity                                      3,134             3,549
    Other invested assets, at cost                                       11,388            10,576
    Real estate                                                           4,398             4,333
                                                                ----------------   ---------------
            Total cash and investments                                  423,955           353,419

    Premiums receivable, net of allowance for doubtful accounts
       of $1,659 and $1,247 in 2000 and 1999, respectively               31,211            34,610
    Accrued investment income                                             5,932             5,426
    Reinsurance recoverable on paid losses                               13,009            14,749
    Due from reinsurers on unpaid losses and advance premiums            57,698            58,400
    Ceded unearned premiums                                              10,107             6,283
    Property and equipment, net                                           4,139             3,774
    Deferred policy acquisition costs                                     6,136             2,789
    Deferred income taxes                                                18,271            21,244
    Finance charge receivable                                               471               482
    Prepaid expenses                                                      1,662             1,126
    Goodwill and intangible assets, net                                  61,026            73,922
    Federal income tax receivable                                         8,519             4,128
    Other assets                                                         10,233             7,568
                                                                ----------------   ---------------
                 Total assets                                      $    652,369           587,920
                                                                ================   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

    Loss and loss adjustment expenses                              $    281,295           273,092
    Unearned premiums                                                   100,462            61,314
    Reinsurance payable                                                   6,518             3,339
    Paid in advance and unprocessed premiums                              4,146             5,459
    Revolving credit facility                                            67,219            62,719
    Accrued expenses and other liabilities                               20,202            15,618
                                                                ----------------   ---------------
            Total liabilities                                           479,842           421,541
                                                                ----------------   ---------------

    Commitments and contingencies (Note 16)

    Common stock, $.10 par value, 50,000,000 shares authorized;
       9,380,353 and 9,621,298 shares issued and outstanding at
       December 31, 2000 and 1999, respectively                             938               962
    Additional paid-in capital                                           37,827            41,858
    Unearned compensation                                                  (105)             (231)
    Accumulated other comprehensive income (loss)                           968            (8,495)
    Retained earnings                                                   132,899           132,285
                                                                ----------------   ---------------
            Total shareholders' equity                                  172,527           166,379
                                                                ----------------   ---------------
                 Total liabilities and shareholders' equity        $    652,369           587,920
                                                                ================   ===============


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.


 Consolidated Statements of Income (in thousands, except per common share data)


              For the Years Ended December 31, 2000, 1999 and 1998

                                                                  2000                 1999                1998
                                                          --------------------  -------------------  --------------------
REVENUES
    Net premiums earned                                  $        120,454              118,189               89,562
    Net investment income                                          24,743               19,024               17,549
    Net realized investment (losses) gains                            (91)                 351                  (39)
    Claims administration and management fees                      29,898               26,805                9,861
    Commission income                                               3,207                2,476                1,740
    Finance charge and other income                                 3,826                3,660                1,648
                                                          --------------------  -------------------  --------------------
          Total revenues                                          182,037              170,505              120,321
                                                          --------------------  -------------------  --------------------

EXPENSES
    Net losses and loss adjustment expenses                       122,766               80,968               67,362
    Other underwriting expenses                                    20,761               21,199               12,513
    Claims administration and management expenses                  29,957               26,128                9,937
    Interest expense                                                4,291                3,981                  844
    Other expenses                                                  7,233                7,026                  801
                                                          --------------------  -------------------  --------------------
          Total expenses                                          185,008              139,302               91,457
                                                          --------------------  -------------------  --------------------

          (Loss) income before income taxes                        (2,971)              31,203               28,864

    Income tax (benefit) expense                                   (3,585)               9,334                8,171

          Net income                                     $            614               21,869               20,693
                                                          ====================  ===================  ====================

Basic earnings per common share                          $           0.06                 2.24                 2.22
                                                          ====================  ===================  ====================

Diluted earnings per common share                        $           0.06                 2.19                 2.11
                                                          ====================  ===================  ====================


Basic weighted average common shares outstanding                    9,497                9,748                9,332
                                                          ====================  ===================  ====================

Diluted weighted average common shares outstanding                  9,571               10,007                9,809
                                                          ====================  ===================  ====================

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.


         Consolidated Statements of Comprehensive Income (in thousands)


              For the Years Ended December 31, 2000, 1999 and 1998

                                                                     2000             1999            1998
                                                                 ------------     -------------   -------------
Net Income                                                       $        614         21,869          20,693
                                                                 ------------     -------------   -------------
Other Comprehensive Income
    Unrealized gains (losses) on securities
       Unrealized holding gains (losses) arising during period   $     14,697        (22,068)          3,097
    Income tax benefit (expense) related to unrealized gains and
       losses on securities                                            (5,234)         7,952          (1,110)
                                                                 ------------     -------------   -------------

    Other comprehensive income (loss)                                   9,463        (14,116)          1,987
                                                                 ------------     -------------   -------------

Comprehensive  income                                            $     10,077          7,753          22,680
                                                                 ============     =============   =============








See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.


    Consolidated Statements of Changes in Shareholders' Equity (in thousands)


              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                Accumulated
                                                                                   Other
                                                    Common      Additional      Comprehensive    Retained     Unearned
                                                    Stock    Paid-in capital       Income        Earnings    Compensation    Total
                                                  --------- -----------------  --------------   ----------  --------------  -------
Balance, December 31, 1997                        $    918       25,790            3,634          89,723           --       120,065

    Net income                                          --           --               --          20,693           --        20,693

    Compensation earned on option issue                 --           --               --              --         (357)         (357)

    Net unrealized gain on debt and equity securities   --           --            1,987              --           --         1,987

    Issuance of shares, net                             34        8,509               --              --           --         8,543

                                                  --------- -----------------  --------------   ----------  --------------  -------
Balance, December 31, 1998                        $    952       34,299            5,621         110,416         (357)      150,931
                                                  ========= =================  ==============   ==========  ==============  =======

 Net income                                             --           --               --          21,869           --        21,869

    Compensation earned on option issue                 --           --               --              --          126           126

    Net unrealized loss on debt and equity securities   --           --          (14,116)             --           --       (14,116)

    Issuance of shares, net                             10        7,559               --              --           --         7,569
                                                  --------- -----------------  --------------   ----------  --------------  -------
Balance, December 31, 1999                        $    962       41,858           (8,495)        132,285         (231)      166,379
                                                  ========= =================  ==============   ==========  ==============  =======

    Net income                                          --           --               --             614           --           614

    Compensation earned on option issue                 --           --               --              --          126           126

    Net unrealized gain on debt and equity securities   --           --            9,463              --           --         9,463

    Repurchase of shares, net                          (24)      (4,031)              --              --           --        (4,055)
                                                  --------- -----------------  --------------   ----------  --------------  -------
Balance, December 31, 2000                        $    938       37,827              968         132,899         (105)      172,527
                                                  ========= =================  ==============   ==========  ==============  =======

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)


              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                    2000        1999         1998
                                                                                -----------  ----------   -----------
Cash flows from operating activities:
    Net income                                                                    $    614      21,869      20,693
    Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation and amortization                                               4,426       5,908       2,256
         Realized (gain) loss on investments                                            91        (350)         39
         Realized loss on sale of property and equipment                                46          16          11
         Noncash compensation                                                          126         126          21
         Net loss (earnings) from equity investments                                   192         339        (300)
         Deferred income tax (benefit) expense                                      (3,276)      1,097        (361)
         Writedown of goodwill to net realizable value                                --           436        --
         Bad debt expense                                                            1,139         352         227
         Changes in assets and liabilities:
             Premiums receivable, net                                                2,436         965     (19,136)
             Accrued investment income, net                                           (506)        (25)       (831)
             Due from reinsurers, net                                                1,799      (4,880)      5,080
             Deferred policy acquisition costs                                      (3,347)       (526)       (590)
             Prepaid expenses and finance charge receivable                           (524)       (652)       (311)
             Other assets                                                           (3,081)        340      (1,621)
             Loss and loss adjustment expenses                                       8,203      (6,790)     14,881
             Unearned premiums                                                       8,159       3,234      11,373
             Paid in advance and unprocessed premiums                               (1,312)       (308)        349
             Federal income tax receivable / payable                                (4,390)     (3,857)     (3,007)
             Accrued expenses and other liabilities                                  4,048      (2,951)      1,456
                                                                                -----------  ----------   -----------
                Net cash provided by operating activities                           14,843      14,343      30,229
                                                                                -----------  ----------   -----------

Cash flows from investing activities:
    Proceeds from sale or maturity of bonds and U.S. Government securities          59,373      69,471      44,018
    Purchase of bonds and U.S. Government securities                               (59,351)    (61,578)    (83,056)
    Proceeds from sale of equity securities                                            966         236         300
    Purchase of equity securities                                                       --          --      (7,681)
    Proceeds from sale of real estate investments                                      302          --          --
    Purchase of real estate investments                                                 --        (902)       (377)
    Purchase of other invested assets                                                 (813)       (704)     (2,172)
    Purchases of property and equipment, net                                        (1,913)     (1,556)     (1,215)
    Proceeds from sale of subsidiary                                                   185          --          --
    Purchase of subsidiary's net other assets and stock                                 (5)        (50)     (2,434)
    Purchase of goodwill and intangible assets                                      (1,895)    (50,986)    (11,559)
                                                                                -----------  ----------   -----------
                Net cash used in investing activities                               (3,151)    (46,069)    (64,176)
                                                                                -----------  ----------   -----------

Cash flows from financing activities:
    Receipt of revolving credit facility                                             4,500      39,054      25,165
    Payment on revolving credit facility                                              --        (3,500)       --
    Buyback of common stock outstanding                                             (4,055)     (8,272)       --
    Issuance of common stock                                                          --         4,211       8,165
                                                                                -----------  ----------   -----------
                Net cash provided by financing activities                              445      31,493      33,330
                                                                                -----------  ----------   -----------

                Net increase (decrease) in cash and cash equivalents                12,137        (233)       (617)

Cash and cash equivalents at beginning of period                                     6,830       7,063       7,680
                                                                                -----------  ----------   -----------

Cash and cash equivalents at end of period                                        $ 18,967       6,830       7,063
                                                                                ===========  ==========   ===========




See accompanying notes to consolidated financial statements.

Continued.

                           FPIC INSURANCE GROUP, INC.


              Consolidated Statements of Cash Flows (in thousands)


              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                          2000           1999          1998
                                                                                      -------------  ------------  ----------
Supplemental disclosure of cash flow activities:
       Interest paid                                                                   $    3,769        4,016         844
                                                                                       ============  ============  ===========
       Federal income taxes paid                                                       $    3,556        6,634       9,816
                                                                                       ============  ============  ===========

Supplemental schedule of noncash investing and financing activities:

       Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement to assume the death, disability, and retirement ("DD&R") risks under Physicians' Reciprocal Insurers' ("PRI")
       claims made insurance policies.  The Company received cash and bonds in exchange for business assumed from PRI recorded as follows:

             Assumed unearned premium                                                  $   33,749           --           --
             Reduction in net goodwill and intangible assets                               13,205           --           --
             Receipt of bonds at market                                                   (44,194)          --           --
                                                                                       ------------  ------------  ----------
             Net cash received                                                         $    2,760           --           --
                                                                                       ============  ============  ===========

       Effective January 1, 1999, the Company purchased all of the capital stock of
       Administrators For The Professions, Inc. for $53,830 and a 70% equity interest in a limited liability company for $2,500.  In conjunction with the acquisitions, common stock was issued as follows:

             Common stock issued and related additional paid-in capital                $       --       11,630           --
             Goodwill and other tangible assets acquired                                       --      (56,330)          --
                                                                                       ------------  ------------  ----------
             Net cash paid                                                             $       --      (44,700)          --
                                                                                       ============  ============  ===========

          See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

1.   ORGANIZATION AND NATURE OF OPERATIONS
     FPIC Insurance Group, Inc. ("FIG" or the "Company") is an insurance holding company. As of December 31, 2000, the Company's principal direct and indirect subsidiaries include: Florida Physicians Insurance Company, Inc. ("FPIC"), Anesthesiologists' Professional Assurance Company ("APAC"), FPIC Insurance Agency, Inc., Administrators For The Professions, Inc. ("AFP") and its two subsidiaries: Group Data Corporation and FPIC Intermediaries, Inc., The Tenere Group, Inc. ("Tenere") and its four subsidiaries: Intermed Insurance Company ("Intermed"), Interlex Insurance Company ("Interlex"), Trout Insurance Services, Inc. and Insurance Services, Inc., McCreary Corporation ("McCreary") and its subsidiary, Employers Mutual, Inc. ("EMI"), and its two subsidiaries: FPIC Services, Inc. and Professional Strategy Options, Inc.

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

     Through McCreary and its subsidiary, EMI, the Company offers third party administration services ("TPA"), which it operates as a separate industry segment. McCreary specializes in the administration of self-insured plans for large employers. The lines of insurance that McCreary primarily administers are group accident and health, workers' compensation, general liability, and property. The main service provided by EMI is administration of self-insured plans for emerging managed care organizations.

     Effective January 1, 1999, the Company purchased AFP. AFP is the manager and attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), the second largest MPL insurer for physicians in the state of New York. As such, AFP's primary business is the management and administration of PRI on behalf of its physician members. The subsidiaries of AFP provide various brokerage services to the Company's insurance subsidiaries and PRI.

     The Company's three industry segments are insurance, third party administration services and reciprocal management. For financial information relating to the Company's operations and industry segments, see
     Note 19.

     The Company, through FPIC, APAC, Intermed, and Interlex, operates in the property and casualty insurance industry and is a provider of medical professional liability ("MPL") and legal professional liability ("LPL") insurance in Florida, Texas, Missouri, and Georgia. The Company is also licensed to write insurance in Alabama, Arkansas, Kentucky, Illinois, Indiana, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia. In addition, the Company is subject to regulation by the Departments of Insurance in these states. Following is a description of the most significant risks facing property and casualty insurers.

     LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates will change and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those currently recorded in the consolidated financial statements. This risk is concentrated in Florida, where the Company writes approximately 73% of its business, but may expand to other states as it begins writing in those states.

     CREDIT RISK is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers that owe the Company money, will not pay. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of fixed maturity investments, premiums receivable and deposits with reinsurers. The Company typically requires that deposits with reinsurers be held

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     in trust or collateralized by irrevocable letters of credit. The Company has not experienced significant losses related to such deposits.

     MARKET RISK is the risk that a change in interest rates will cause a decrease in the value of an insurer's investments. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. Majority-owned entities in which the Company has at least a 20% interest are reported on the equity basis. Intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to change are those used in determining the liability for losses and loss adjustment expenses ("LAE"). Although considerable variability is inherent in these estimates, management believes that these liabilities are adequate. These amounts are continually reviewed and adjusted as necessary in current operations. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, the Company considers all demand deposits, overnight investments and instruments with a maturity when purchased of three months or less to be cash equivalents.

     INVESTMENTS. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provisions of SFAS No. 115, the Company is required to classify investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. All of the Company's investments in debt and equity securities are classified as available-for-sale on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

     Market values for debt and equity securities were based on quoted market prices. Where a quoted market price was not available, fair value was measured utilizing quoted market prices for similar securities or by using discounted cash flow methods.

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

     In addition, the Company also has an interest in a corporation and another limited partnership. These investments are accounted for under the equity method of accounting due to the significance of the Company's investment.

     Income on investments is net of amortization of premium and accretion of discount on the yield-to-maturity method relating to debt securities acquired at other than par value. Realized investment gains and losses are

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     determined on the basis of specific identification. Declines in the fair value of securities considered to be other than temporary, if any, would be recorded as realized losses in the consolidated statements of income.

     Real estate investments consist of a building, various rental units and developed land. These investments are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is nondepreciable), using the straight-line method. Estimated useful lives range from twenty-seven to thirty-nine years. Rental income and expenses are included in net investment income.

     REINSURANCE. The Company records its reinsurance contracts under the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts." In the ordinary course of business, the Company's insurance subsidiaries assume and cede business with other insurance companies. These arrangements provide greater diversification of business and minimize the net loss potential arising from large risks. For 1999 and prior, the Company reinsured risks under the MPL policies issued by its four insurance subsidiaries in excess of $0.5 million per loss, except on the Company's anesthesiology program in which the Company reinsured risks in excess of $0.75 million. The Company reinsured risks associated with these policies under treaties pursuant to which reinsurers agreed to assume those risks insured by the Company in excess of its individual risk retention level and up to its maximum individual policy limit offered.

     During 2000, the Company changed its MPL ceded reinsurance program to reinsure risks in excess of $.25 million per loss subject to an annual aggregate deductible of $9 million, except for the Company's anesthesiology program in which the Company reinsured risks in excess of $0.4 million.

     Reinsurance recoverables include the balances due from reinsurance companies for paid and unpaid losses and loss expense that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of reinsurers and monitors concentrations of credit risk with respect to the individual reinsurers, which participate in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

     PROPERTY AND EQUIPMENT. The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to fifteen years. Depreciation is computed on the straight-line basis. Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Gains and losses upon asset disposal are taken into income in the year of disposition.

     DEFERRED POLICY ACQUISITION COSTS. Deferred policy acquisition costs consist primarily of commissions and premium taxes that vary with and are primarily related to the production of new and renewal insurance business. Acquisition costs are deferred and amortized over the period in which the related premium is earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed. Commissions and brokerage fee expenses incurred by the Company's non-insurance businesses are expensed as incurred.

     INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized.

     GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the aggregate cost of companies acquired over the fair value of net assets at the date of acquisition and is being amortized into income using the straight-line method over periods ranging from ten to twenty-five years. Management regularly reviews the carrying value of goodwill by determining whether the amortization of the goodwill can be recovered through undiscounted future operating cash flows of the acquired operation.

     Intangible assets represent trade secrets acquired and non-compete agreements entered into in connection with business combinations. These assets are being amortized into income over periods corresponding with their terms or useful lives that range from three to ten years using the straight-line method. Management regularly reviews the carrying value of intangible assets by determining whether the amortization of the intangible assets can be recovered through undiscounted future operating cash flows of the acquired operation. See Note 9 for additional information.

     In the event an asset is impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

     REVENUE RECOGNITION. Premiums are earned and recognized as revenues on a monthly pro rata basis over the terms of the underlying policies. Policy terms generally do not exceed one year. Unearned premiums represent the portion of written premiums, which relate to future periods. Premiums received in advance of the policy year are recorded as premiums collected in advance in the consolidated balance sheet. Claims administration and management fee income is recognized when earned over the life of the contracts.

     LOSS AND LOSS ADJUSTMENT EXPENSES. As more fully described in Note 12, the Company estimates its liability for loss and LAE using actuarial projections of ultimate losses and LAE and other quantitative and qualitative analyses of conditions expected to effect the future development of claims and related expenses. The estimated liability for losses is based upon paid and case base estimates for losses reported, adjusted through formula calculations for ultimate loss expectations; estimates of incurred but not reported losses based on past experience and projected future trends; deduction of amounts for reinsurance placed with reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated balance sheets as required by SFAS No. 113. The liability for LAE is provided by estimating future expenses to be incurred in settlement of claims provided for in the liability for losses and is estimated using similar actuarial techniques.

     The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in the operating results of the current year. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided.

     PER SHARE DATA. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated giving effect to common stock equivalents.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123, "Accounting for Stock-based Compensation" requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's consolidated financial statements. The Company elected to adopt SFAS No.123 on a disclosure basis only and will continue to measure stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures under the fair value based method as required by SFAS 123.

     COMMITMENTS AND CONTINGENCIES. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

     INTEREST RATE SWAP. The Company uses a derivative financial instrument, specifically interest rate swaps, to manage market risks related to changes in interest rates associated with its revolving credit facility. The derivatives are off-balance-sheet and therefore have no carrying value. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment on interest expense related to the debt. The related amount payable to or receivable from the counter parties are included as adjustments to accrued interest. See Note 4 for additional information related to the interest rate swaps. The Company does not currently hold or issue any other derivative financial instruments for trading purposes.

     RECLASSIFICATION. Certain amounts for 1999 and 1998 have been reclassified to conform to the 2000 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101(B), which defers the implementation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999. The adoption of SAB 101 did not have a material effect on the consolidated financial statements of the Company.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued in June 1999 and defers the effective date of SFAS No. 133. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a significant impact on the Company's consolidated financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 establishes accounting guidance for stock option grants and modifications to existing stock option awards and is effective for option grants made after June 30, 2000. The adoption of FIN 44 did not have a material effect on the consolidated financial statements of the Company.

3.   BUSINESS ACQUISITIONS
     On March 22, 2000, the Company entered into agreements (the "new agreements") with the sellers of McCreary and EMI to fix the remaining payments due under their respective acquisition agreements, and

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     thereby effectively eliminate the contingent terms under those agreements. Under the new agreements, the Company paid the sellers of McCreary $1.7 million on July 31, 2000, and agreed to pay the sellers of EMI $227 and $538 on March 27, 2000 and March 1, 2001, respectively. These payments increased the original purchase price and the recorded goodwill, accordingly.

     1999 BUSINESS ACQUISITIONS
     --------------------------
     Effective January 1, 1999, the Company purchased all of the outstanding capital stock of AFP and a 70% interest in Professional Medical Administrators, LLC. ("PMA") for aggregate consideration equal to $56.3 million, paid in cash of $44.7 million and Company common stock. AFP is the manager and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. The earnings of PMA are not material to the consolidated results of the Company.

     For the year ended December 31, 1999, the purchase had the following impact, which is included in the consolidated financial statements. Had AFP been included in the consolidated results of operations for the Company for the year ended December 31, 1998 the following increases and (decreases) would have resulted:

                                                                        ACTUAL               PRO FORMA
                                                                         1999                  1998
                                                                  -----------------     ------------------
              Revenues............................................$     20,650                16,210
              Expenses............................................      18,552                17,944
              Net income..........................................       1,011                   (95)
              Earnings per share..................................         .10                  (.01)

     On March 17, 1999, the Company's subsidiary, FPIC, purchased all of the outstanding common stock of Tenere for $19.6 million in cash. Included in the net assets acquired was approximately $14.0 million in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed and Interlex. Intermed and Interlex provide MPL and LPL insurance. For the nine and a half months ended December 31, 1999, the purchase had the following impact, which is included in the consolidated financial statements:

                                                                         1999
                                                                  -----------------
              Revenues............................................$      8,217
              Expenses............................................       9,303
              Net income..........................................        (689)
              Loss per share......................................        (.07)


     Had Tenere been included in the consolidated results of operations for the Company for the years ended December 31, 1999 and 1998, the following increases and (decreases) would have resulted:

                                                                         PRO FORMA           PRO FORMA
                                                                           1999                1998
                                                                  -----------------     ------------------
              Revenues............................................$        9,565                 9,586
              Expenses............................................        13,920                14,088
              Net income..........................................        (2,484)               (2,991)
              Earnings per share..................................          (.25)                 (.30)

     On August 6, 1999, the Company's subsidiary, EMI, purchased all of the assets of Brokerage Services, Inc. ("BSI") and Group Brokerage, Inc. ("GBI"), related corporations headquartered in Albuquerque, New Mexico. BSI and GBI provided third party administration services for self-insured and fully insured health plans. The consideration paid by EMI for such assets aggregated approximately $1.0 million. For the five months ended December 31, 1999, the purchase had the following impact, which is included in the consolidated financial statements:

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

                                                                           1999
                                                                  -----------------
              Revenues............................................$        1,364
              Expenses............................................         1,705
              Net income..........................................          (223)
              Earnings per share..................................          (.02)


     Had the assets of BSI and GBI been included in the consolidated results of operations for the Company for the years ended December 31, 1999 and 1998, the following increases and (decreases) would have resulted:

                                                                         PRO FORMA             PRO FORMA
                                                                           1999                  1998
                                                                  -----------------     ------------------
              Revenues............................................$        3,825                 5,472
              Expenses............................................         4,661                 4,978
              Net income..........................................          (543)                  297
              Earnings per share..................................          (.05)                  .03

     1998 BUSINESS ACQUISITIONS
     --------------------------
     On July 1, 1998, the Company purchased all of the outstanding common stock of APAC, a medical malpractice insurance company, for $18.0 million. Additionally, $3.5 million was paid in non-compete agreements and other fees to certain key employees. These amounts are recorded as intangible assets in the consolidated balance sheet.

     Concurrent with the purchase of APAC, the Company purchased a 9.9% interest in American Professional Assurance Ltd. ("APAL"), a Cayman Islands captive reinsurer, for $5.5 million. The Company's investment in APAL is being accounted for under the cost method.

     On July 1, 1998, EMI purchased all of the outstanding stock of SyMed Development, Inc. ("SyMed"), a software development and consulting company located in Nashville, Tennessee, for a cost of $400 plus certain additional payments based upon future earnings. During 1999, goodwill of $436 related to the acquisition of Sy.Med was written off. In April of 2000, the Company sold SyMed and recognized a loss of $131 on the sale.

     On November 6, 1998, the Company's subsidiary, FPIC Services, Inc. ("Services"), a Florida corporation, formed Bexar Credentials, Inc. ("Bexar) with a Texas corporation and a Texas self insurance trust association. Services' cost for its one-third ownership was $900. In December 2000, the Company's investment in Bexar was written down to $75 and effective January 31, 2000, the Company's stock in Bexar was redeemed for $70 in cash and notes.

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors. Changes in assumptions could significantly affect these estimates. Independent market data may not be available to validate those fair value estimates that are based on internal valuation techniques. Moreover, such fair value estimates may not be indicative of the amounts that could be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair value, the Company's fair values should not be compared to those of other companies.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

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

     The Company has two interest rate swap agreements to fix interest rates on variable rate debt and reduce certain exposures to market fluctuations. The interest rate swaps have a notional principal amount of $60.0 million and $7.0 million with a fixed interest rate of 5.27% and 6.68%, respectively, at December 31, 2000. The agreements terminate on January 2, 2004. However, the counter parties have the option to call the interest rate swap as of December 31, 2001. The Company is required to make payments at the variable LIBOR rate, plus or minus differences between that rate and the fixed rate as specified in the agreement. The Company is exposed to credit loss in the event of the nonperformance by the counter parties to the swap agreement. However, the Company does not anticipate nonperformance by the counter parties.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS - The carrying value approximates the fair value
     -------------------------
     because of the short maturity of these instruments.

     BONDS AND EQUITY SECURITIES - The fair value was estimated based on bid
     ---------------------------
     prices published in financial newspapers or by using discounted cash flow methods.

     OTHER INVESTED ASSETS - The fair value was estimated based on the
     ---------------------
     percentage of net assets owned at December 31, 2000.

     REVOLVING CREDIT FACILITY - The fair value was estimated based on the
     -------------------------
     amount of cash flows discounted over the applicable term at the Company's borrowing rate at December 31, 2000.

     INTEREST RATE SWAPS - The fair value is estimated using quotes from brokers
     -------------------
     and represents the cash requirement if the existing agreement had been settled at year-end.

     The following table presents the carrying values and estimated fair values of the Company's financial instruments:

                                                         DECEMBER 31, 2000                DECEMBER 31, 1999
                                                         -----------------                -----------------
                                                    CARRYING          ESTIMATED       CARRYING         ESTIMATED
                                                      VALUE          FAIR VALUE         VALUE         FAIR VALUE
                                                 ---------------  ----------------  -------------  ----------------
     Financial Assets:
         Cash and cash equivalents.............$        18,967            18,967           6,830           6,830
         Bonds.................................        385,513           385,513         327,076         327,076
         Equity securities.....................            555               555           1,055           1,055
         Other invested assets.................         14,522            11,657          14,125          14,797
                                                 ---------------  ----------------  -------------  ----------------
           Total financial assets..............$       419,557           416,692         349,086         349,758
                                                 ===============  ================  =============  ================

     Off Balance Sheet Instruments:
         Interest rate swaps...................$            --               123              --           1,561
                                                 ===============  ================  =============  ================

     Financial Liabilities:
         Revolving credit facility.............$        67,219            63,181          62,719          56,559
                                                 ---------------  ----------------  -------------  ----------------
           Total financial liabilities.........$        67,219            63,181          62,719          56,559
                                                 ===============  ================  =============  ================


                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

5.   INVESTMENTS
     The amortized cost and estimated fair value of investments in debt and equity securities as of December 31, 2000 and 1999 were as follows:

                                                                        GROSS           GROSS
                                                   AMORTIZED          UNREALIZED      UNREALIZED         FAIR
                       2000                           COST              GAINS          LOSSES            VALUE
                       ----                     --------------      -------------    ------------       --------
     Bonds:
       United States Government
         agencies and authorities..............$        67,617               801             275          68,143
      States, municipalities and
         political subdivisions................        182,303             3,562             956         184,909
       Corporate securities....................         85,354               998           4,405          81,947
       Mortgage-backed securities..............         48,711             1,976             173          50,514
                                                --------------      -------------    ------------       --------
         Total bonds...........................$       383,985             7,337           5,809         385,513
                                                --------------      -------------    ------------       --------

     Equity securities:
       Common stocks...........................$             5                --              --               5
       Preferred stocks........................            450               100              --             550
                                                --------------      -------------    ------------       --------
         Total equity securities...............            455               100              --             555
                                                --------------      -------------    ------------       --------
     Total securities available-for-sale.......$       384,440             7,437           5,809         386,068
                                                 =============     ==============    ============       ========

                                                                        GROSS           GROSS
                                                   AMORTIZED          UNREALIZED      UNREALIZED         FAIR
                       1999                           COST              GAINS          LOSSES            VALUE
                       ----                     --------------      -------------    ------------       --------
     Bonds:
       United States Government
         agencies and authorities..............$        70,499                65           2,490          68,074
       States, municipalities and
         political subdivisions................        151,792               448           6,386         145,854
       Corporate securities....................         65,408                45           3,304          62,149
       Mortgage-backed securities..............         52,211               326           1,538          50,999
                                                --------------      -------------    ------------       --------
         Total bonds                           $       339,910               884          13,718         327,076
                                                --------------      -------------    ------------       --------

     Equity securities:
       Common stocks...........................$           290                69               4             355
       Preferred stocks........................          1,000               --              300             700
                                                --------------      -------------    ------------       --------
         Total equity securities...............          1,290                69             304           1,055
                                                --------------      -------------    ------------       --------
     Total securities available-for-sale.......$       341,200               953          14,022         328,131
                                                ==============      ============     ============       ========

     The Company's other invested assets include investments in three limited partnerships and a joint venture. These assets are recorded at a cost of $11,388 and $10,576 at December 31, 2000 and 1999, respectively. The Company also has a significant interest in two corporations and another limited partnership. These investments are recorded under the equity method at $3,134 and $3,549 at December 31, 2000 and 1999, respectively.

     The amortized cost and estimated fair value of debt securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

                                                                         AMORTIZED                 FAIR
                                                                           COST                    VALUE
                                                                     -----------------    ------------------
              Due in one year or less.............................$           15,185                15,236
              Due after one year through five years...............           102,504               101,543
              Due after five years through ten years..............            62,442                62,065
              Due after ten years.................................           203,854               206,669
                                                                     -----------------    ------------------
                                                                  $          383,985               385,513
                                                                     =================    ==================

     Investment securities and cash with a carrying value of $13,630 and a market value of $16,666 were on deposit with the Insurance Departments in various states as of December 31, 2000, as required by law.

     Net investment income earned for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                                     2000                  1999                  1998
                                               ----------------      ----------------     ------------------
         Bonds..............................$           23,005                19,340                18,132
         Equity securities..................                43                    72                    51
         Real estate........................               206                   596                   452
         Short-term investments.............               551                   266                   113
         Other invested assets..............             1,130                   206                   552
         Cash on hand and on deposit........               903                   297                    83
                                               ----------------      ----------------     ------------------
                                                        25,838                20,777                19,383
         Less investment expenses...........            (1,095)               (1,753)               (1,834)
                                               ----------------      ----------------     ------------------
              Net investment income.........$           24,743                19,024                17,549
                                               ================      ================     ==================


     Proceeds from sales and maturities of bonds were $59,373, $69,471, and $44,018, for the years ended December 31, 2000, 1999, and 1998 respectively. Proceeds from sales of equity securities were $966, $236 and $300 for the years ended December 31, 2000, 1999 and 1998, respectively. Gross gains of $168 were realized on sales of debt and equity securities for the year ended December 31, 2000. Gross gains of $353, and $10, and gross losses of $3, and $50, were realized on sales of debt and equity securities for the years ended December 31, 1999, and 1998, respectively.

6.   REAL ESTATE INVESTMENTS
     At December 31, 2000 and 1999, real estate investments consisted of the following:

                                                                           2000                  1999
                                                                     -----------------    ------------------
              Land and building...................................$            5,170                 4,670
              Rental units........................................               261                   461
              Other...............................................                38                    38
                                                                     -----------------    ------------------
                                                                               5,469                 5,169
              Accumulated depreciation............................            (1,071)                 (836)
                                                                     -----------------    ------------------
                  Net real estate investments.....................$            4,398                 4,333
                                                                     =================    ==================


     Total depreciation expense on real estate investments was $256, $249, and $339, in 2000, 1999, and 1998, respectively.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

7.   PROPERTY AND EQUIPMENT
     At December 31, 2000 and 1999, property and equipment consisted of the following:

                                                                           2000                  1999
                                                                     ----------------     -----------------
              Furniture, fixtures and equipment...................$            3,544                 3,244
              Data processing equipment and software..............             4,938                 3,815
              Leasehold improvements..............................             1,167                 1,058
              Automobiles.........................................               223                   211
                                                                     ----------------     -----------------
                                                                               9,872                 8,328
              Accumulated depreciation............................            (5,733)               (4,554)
                                                                     ----------------     -----------------
                  Net property and equipment......................$            4,139                 3,774
                                                                     ================     =================

     Total depreciation expense on property and equipment was $1,455, $1,174, and, $700 in 2000, 1999, and 1998, respectively.

8.   DEFERRED POLICY ACQUISITION COSTS
     Changes in deferred policy acquisition costs for the years ended December 31, 2000, 1999, and 1998, were as follows:

                                                     2000                  1999                  1998
                                               -----------------     ----------------     ------------------
         Beginning balance..................$            2,789                 2,001                 1,411
         Additions..........................             8,964                 7,515                 5,450
         Amortization expense...............            (5,617)               (6,727)               (4,860)
                                               -----------------     ----------------     ------------------
              Ending balance................$            6,136                 2,789                 2,001
                                               =================     ================     ==================


9.   GOODWILL AND INTANGIBLE ASSETS
     At December 31, 2000, 1999 and 1998, goodwill and intangible assets consisted of the following:


                                                     2000                  1999                  1998
                                               -----------------     ----------------     ------------------
         Beginning balance..................$           73,922                16,587                 7,174
         Additions at cost..................             2,507                61,341                11,559
         Reductions at cost.................                --                  (436)               (1,500)
         Deferred credit....................           (13,200)                   --                    --
         Amortization expense...............            (2,203)               (3,570)                 (646)
                                               -----------------     ----------------     ------------------
              Ending balance................$           61,026                73,922                16,587
                                               =================     =================    ==================


     Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with PRI, to assume the death, disability and retirement ("DD&R") risks under PRI's claims made insurance policies in exchange for cash and investments. The Company completed a GAAP valuation of the underlying liability during 2000 and a deferred credit in the amount of $13.2 million was recognized and classified with goodwill and intangible assets. The deferred credit, which will be amortized into income over 20 years, represents the difference between the GAAP valuation of the underlying liabilities and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e. mortality, morbidity, retirement, interest and inflation rate assumptions).

10.  BORROWING ARRANGEMENTS
     The Company maintains a $75.0 million revolving credit facility with four banks to meet certain non-operating cash needs as they arise. As of December 31, 2000 and 1999, $67.2 million and $62.7 million, respectively, had been borrowed under this credit facility at a per annum rate of approximately 7.46% and 6.4%, respectively. The credit facility terminates on January 4, 2002 and bears interest at various rates, primarily based upon the LIBOR rate plus an applicable margin which ranges from .75% to 1.75%.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     As of December 31, 2000, the interest rate was 7.78%.

     Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) the Company's funded debt to total capital plus funded debt ratio cannot exceed 0.35:1 and b) net premiums written to statutory capital and surplus ratio cannot exceed 2.0:1. Effective January 1, 2001, the funded debt to total capital plus funded debt ratio cannot exceed 0.30:1. At December 31, 2000, the Company was in violation of two of the Company's loan covenants. The Company has obtained a waiver for these violations bringing it into compliance with its debt covenants. At December 31, 1999, the Company's subsidiary, Intermed, was in violation of one of the Company's loan covenants. The Company obtained a waiver for the violation bringing Intermed and the Company into compliance.

     The credit facility is guaranteed by, and collateralized by the common stock of certain subsidiaries. The Company is not required to maintain compensating balances in connection with this credit facility.

11.  REINSURANCE
     To the extent that any reinsurer might be unable to meet its obligations, the Company would be liable for such defaulted amounts. At December 31, 2000 and 1999, amounts due from a single reinsurer, APAL, an affiliated company, on reinsurance recoverables had a carrying value of $16.8 million, and $15.3 million respectively, all of which was fully collateralized by letters of credit, trust accounts, and ceded balances payable. Of the total amount due from reinsurers on reinsurance recoverables at December 31, 2000 and 1999, $43.5 million and $35.8 million, respectively, was due from three reinsurers, of which $43.8 million in 2000 and $29.5 million in 1999 was collateralized by letters of credit, trust accounts, and ceded balances payable

     The effect of reinsurance on premiums written and earned for the years ended December 31, 2000, 1999, and 1998 was as follows:

                                             2000                           1999                          1998
                                    ------------------------    -------------------------      ----------------------
                                    WRITTEN       EARNED           WRITTEN       EARNED           WRITTEN      EARNED
                                    ------------------------    -------------------------      ----------------------
     Direct and assumed.......$     197,280        153,977        148,216        144,530          116,989     105,617
     Ceded....................      (35,349)       (33,523)       (26,089)       (26,341)         (15,512)    (16,055)
                                    ------------------------    -------------------------      ----------------------
     Net......................$     161,931        120,454        122,127        118,189          101,477      89,562
                                    ========================    ==========================     ======================

12. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES ("LAE") The liability for losses and LAE is generally determined on the basis of individual claims and actuarially determined estimates of future claims based upon the Company's actual experience, assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. Such estimates may vary significantly from the eventual outcome. The ranges of reasonably expected ultimate unpaid losses and LAE are estimated by the Company's external consulting actuaries on an undiscounted basis. The assumptions used in making such estimates and for establishing the resulting liabilities are continually reviewed and updated based upon current circumstances, and any adjustments resulting there from are reflected in current income.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     Activity in the liability for loss and LAE for the years ended December 31, 2000, 1999, and 1998 was as follows:

                                                     2000                  1999                  1998
                                               -----------------      ----------------    ------------------
         Gross balance, January 1...........$          273,092               242,377               188,086
         Less reinsurance recoverables......            58,400                41,614                14,115
                                               -----------------      ----------------    ------------------
         Net balance, January 1.............           214,692               200,763               173,971

         Reserves of entities acquired......                --                24,591                23,406

         Incurred related to:
              Current year..................           116,246                99,523                81,694
              Prior year....................             6,520               (18,555)              (14,332)
                                               -----------------      ----------------    ------------------
                  Total incurred............           122,766                80,968                67,362
                                               -----------------      ----------------    ------------------
         Paid related to:
              Current year..................            22,592                15,338                14,279
              Prior year....................            91,269                76,292                49,697
                                               -----------------      ----------------    ------------------
                  Total paid................           113,861                91,630                63,976
                                               -----------------      ----------------    ------------------

         Net balance, December 31...........           223,597               214,692               200,763
         Plus reinsurance recoverables......            57,698                58,400                41,614
                                               -----------------      ----------------    ------------------
         Gross balance, December 31.........$          281,295               273,092               242,377
                                               =================     =================    ==================

     Incurred losses and LAE for claims relating to prior years reflects the change in the estimate of the liability charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. Information regarding incurred losses and LAE is revealed over time and the estimates of liability are revised accordingly, resulting in gains or losses in the period revisions are made. The Company's management closely monitors the adequacy of its liability for loss and LAE incurred and underlying claims trends, including having the Company's outside actuaries perform calculations periodically.

     Incurred losses and LAE related to prior years, net of reinsurance recoveries, was $6.5 million for the twelve months ended December 31, 2000. The increase in prior years liability for loss and LAE includes a reserve strengthening resulting from the identification of certain unfavorable trends in the underlying claim data with respect to FPIC's core physician's MPL business, including an increase in the rate of claims closed with indemnity payment, a slow down in the overall closure rate of pending claims, and an increase in the severity of indemnity payments made during 2000 relating to prior periods. The Company and its outside consulting actuary further analyzed these trends and determined that additional reserves were required. As a result, the Company increased its liability for loss and LAE by approximately $21.0 million.

     The net reductions of $18.6 million and $14.3 million in incurred loss and LAE related to prior years for the twelve months ended December 31, 1999 and 1998, respectively, are the result of reevaluations of the liability for loss and LAE and reflect overall favorable underwriting results and lower than expected losses and LAE.

13.  STOCK OPTION PLANS
     The Company has a stock option plan for officers and key employees (the "employee plan") and a plan for non-employee directors (the "director plan"). Under the director plan, only nonqualified stock options may be issued. Under the employee plan, both incentive stock options and nonqualified stock options may be granted to the same individual. The option price of an incentive stock option may not be less than 100% of the fair market value of shares on the grant date. The option price of a non-qualified option shall not be less than 50% of the fair market value of shares on the grant date. Under the terms of the director plan, 5,000 shares are granted to each director on the date that person becomes a director, and on a discretionary basis at future

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     dates as approved by the Board, at a price not less than 100% of the fair market value of the underlying stock on the grant date.

     During 2000, the Company offered a stock purchase incentive program (the "incentive plan") to eligible employees, including executive officers, to encourage ownership of the Company's stock. Under the incentive plan, employees who purchased shares of the Company's common stock in the open market during the term of the incentive plan were granted matching nonqualified stock options on a one-for-one basis, up to the maximum of 5,000 options per employee. The incentive plan began January 2000 and ended April 28, 2000. Option grants under the incentive plan were made as of May 1, 2000 at an exercise price equal to the closing market price of the Company's common stock as of May 1, 2000. Options granted under the incentive plan will vest in three equal annual installments commencing on the one-year anniversary of their grant. Options under this plan were granted under the employee plan.

     During 2000, 72,300 nonqualified stock options were issued under the director plan and 219,597 nonqualified stock options and 218,901 incentive stock options were issued under the employee plan. In addition, 184,377 nonqualified stock options and 24,300 incentive stock options were forfeited under the employee plan and 45,000 restricted options, which were not part of any plan, were forfeited.

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

     During 1998, 116,688 nonqualified stock options and 3,312 incentive stock options were issued under the employee plan. An additional 70,000 restricted options, which were not part of either plan, were issued in connection with acquisitions during the year. During 1997, 120,000 nonqualified stock options were granted under the director plan, and 265,000 nonqualified stock options were issued under the employee plan. During 1996, 320,000 incentive stock options and 335,000 nonqualified stock options were issued under both plans. Of the 1998 nonqualified stock options issued, 50,000 were issued to an employee with an exercise price lower than the fair market value on the date of the grant. This difference in price of $7.55 per option is considered noncash compensation and is being amortized over the period in which the options vest and of which $126 has been recognized as an expense in both 2000 and 1999. Options generally vest over the three years and have a maximum term of ten years. Options granted under the plans are exercisable at such dates as are determined in connection with their issue, but not later than ten years after the date of grant.

     At December 31, 2000 and 1999, 571,307 and 539,500, respectively, shares of the Company's common stock were reserved for issuance in connection with the stock option plans.

     The Company also maintains an employee stock purchase plan that allows employees to purchase the Company's common stock at 85% of the market value on the first or last day of the offering period, whichever was lower.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     A summary of the status of the Company's stock options as of December 31, 2000 is presented below:



                                                                    WEIGHTED AVG       OPTIONS     WEIGHTED AVG
                                                     OPTIONS       EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
                                                 ---------------  ----------------  -------------  ----------------
     Balance, December 31, 1997................       991,500     $     14.71               --
       Granted.................................       190,000           30.78               --            --
       Exercised...............................       (86,832)          11.91               --            --
       Cancelled...............................            --              --               --            --
                                                 ---------------  ----------------  -------------  ----------------
     Balance, December 31, 1998................     1,094,668     $     17.72          581,556     $      20.16
       Granted.................................       658,400           30.65               --            --
       Exercised...............................      (201,823)          10.97               --            --
       Cancelled...............................      (150,000)          39.36               --            --
                                                 ---------------  ----------------  -------------  ----------------
     Balance, December 31, 1999................     1,401,245     $     22.47          886,170     $      20.64
       Granted.................................       510,798           12.19               --            --
       Exercised...............................      (119,500)           9.10               --            --
       Cancelled...............................      (253,677)          35.07               --            --
                                                 ---------------  ----------------  -------------  ----------------
     Balance, December 31, 2000................     1,538,866     $     17.99          730,832     $      19.39
                                                 ===============  ================  =============  ================


     The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                                                  WEIGHTED AVG
                                                 REMAINING LIFE                         OPTIONS EXERCISABLE
                                                                                    -------------------------------
              RANGE OF             NUMBER OF     OF OUTSTANDING   WEIGHTED AVG                     WEIGHTED AVG
          PRICES PER SHARE          OPTIONS          OPTIONS       EXERCISE PRICE      NUMBER       EXERCISE PRICE
         ------------------    ----------------  ---------------  ----------------  -------------  ----------------
         $      8-11                 597,336         8.20 years   $     9.89            236,336    $      9.16
                12-15                355,898         8.90 years         14.95            93,027          14.88
                16-19                 84,800         9.06 years         18.09             8,995          18.95
                20-35                400,000         7.03 years         25.22           359,200          25.23
                36-60                100,832         8.15 YEARS         45.20            33,274          45.20
                               ----------------  ---------------  ----------------  -------------  ----------------
                                   1,538,866         8.10 years   $     17.99           730,832    $     19.39
                               ================  ===============  ================  =============  ================


     On a pro forma basis, assuming compensation expense for the Company's stock options had been recognized based on their fair values on the grant date under the methodology prescribed by SFAS No.123, the Company's net income, tax expense and diluted earnings per share for the three years ended December 31, 2000, 1999 and 1998, would have been impacted as shown in the following table:

                                                                        2000            1999             1998
                                                                  --------------  ----------------  --------------
       Pro forma Net Income.....................................  $     (1,114)          18,289         19,117
       Pro forma Tax Expense (Benefit)..........................  $     (4,666)           7,093          7,184
       Pro forma Diluted earnings (loss) per share..............  $       (.12)            1.83           2.05


     The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                        2000            1999             1998
                                                                  --------------  ----------------  --------------
       Expected Life of Options.................................      5 years           5 years         5 years
       Risk Free Interest Rate..................................        5.50%             5.20%           5.20%
       Expected Volatility of Stock.............................       42.17%            38.96%          36.01%


                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     The weighted average fair value of options granted during 2000, 1999 and 1998 are as follows:

                                                                        2000            1999             1998
                                                                  --------------  ----------------  --------------
       Fair Value of Options Granted............................  $     5.50               8.84          13.49
       Total Fair Value of all Options Granted..................  $     2,809             5,821          2,563
       Expected dividends.......................................  $        --                --             --
       Total Number of Options Granted..........................      510,798           658,400        190,000


     In accordance with FAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because the Company's incentive stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of the Company's stock. Such an increase in stock price would benefit all stockholders commensurately.

14.  INCOME TAXES
     The provision (benefit) for income taxes consisted of the following:


                                                     2000                  1999                  1998
                                               -----------------     ---------------     -------------------
     Current expense (benefit)
         Federal............................$             (935)                6,306                 6,974
         State..............................               626                 1,931                 1,559
                                               -----------------     ---------------     -------------------
           Total............................$             (309)                8,237                 8,533
                                               -----------------     ---------------     -------------------
     Deferred expense (benefit)
         Federal............................$           (2,943)                  973                  (309)
         State..............................              (333)                  124                   (53)
                                               -----------------     ---------------     -------------------
           Total............................$           (3,276)                1,097                  (362)
                                               -----------------     ---------------     -------------------
     Net income tax expense (benefit).......$           (3,585)                9,334                 8,171
                                               =================     ===============      ==================


     The provision for income taxes differs from the statutory corporate tax rate of 35 percent for 2000, 1999, and 1998 as follows:

                                                                       2000                1999               1998
                                                                  --------------      -------------       -------------
     Computed "expected" tax (benefit) expense..................$     (1,040)               10,889            10,102
     Municipal bond interest....................................      (2,851)               (2,579)           (2,521)
     State income taxes, net of Federal benefit.................         190                 1,422               979
     Other, net.................................................         116                  (398)             (389)
                                                                  --------------      -------------       -------------
         Actual expense (benefit)...............................$     (3,585)                9,334             8,171
                                                                  ==============      =============       =============


                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     At December 31, 2000 and 1999, the significant components of the net deferred tax asset were as follows:

                                                                           2000                  1999
                                                                     -----------------    ------------------
           Deferred tax assets arising from:
              Loss reserve discounting............................$           10,756                11,528
              Unearned premium reserves...........................             8,585                 4,088
              Net operating loss carry forward....................             2,122                 2,711
              Unrealized losses on securities.....................                --                 4,574
              Other...............................................             1,785                 1,067
                                                                     -----------------    ------------------
                  Total deferred tax assets.......................$           23,248                23,968
                                                                     -----------------    ------------------
           Deferred tax liabilities arising from:
              Unrealized gains on securities......................$              660                    --
              Deferred policy acquisition costs...................             2,346                 1,555
              Other...............................................             1,971                 1,169
                                                                     -----------------    ------------------
                  Total deferred tax liabilities..................$            4,977                 2,724
                                                                     -----------------    ------------------

           Net deferred tax asset.................................$           18,271                21,244
                                                                     =================    ==================

     Net deferred tax assets and Federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management's conclusions as to the ultimate realizability of deferred tax assets.

15.  EMPLOYEE BENEFIT PLANS
     FIG employees are covered by a qualified defined benefit plan and a defined contribution pension plan sponsored by the Company. The benefits of the defined benefit plan are based on years of service and the employee's compensation. The actuarially computed net periodic pension cost for December 31, 2000, 1999, and 1998 included the following:

                                                                       2000                1999               1998
                                                                  --------------      -------------       -------------
     Service cost of benefits earned during the period..........$        146                 173                 138
     Interest cost on projected benefit obligation..............         159                 147                 125
     Expected return on plan assets.............................        (135)               (112)               (107)
     Recognized net actuarial loss..............................          --                  38                  --
     Net amortization and deferral..............................          26                  26                  26
                                                                  --------------      -------------       -------------
           Net periodic pension cost............................$        196                 272                 182
                                                                  ==============      =============       =============

     ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION
     Accumulated benefit obligation.............................$    (1,693)              (1,522)             (1,585)
                                                                  =============        ============       =============
     Projected benefit obligation for service
       rendered to date.........................................      (2,685)             (2,466)             (2,691)
     Plan assets at fair value..................................       1,693               1,471               1,220
                                                                  --------------      -------------       -------------
     Projected benefit obligation in excess of plan assets ...          (992)               (995)             (1,471)
     Unrecognized net loss past experience
       different from that assumed..............................          11                 104                 747
     Prior service cost not yet recognized in net periodic
       pension cost.............................................         (36)                (40)                (44)
     Unrecognized net obligation at inception recognized
       over 15.29 years.........................................         223                 254                 284
                                                                  --------------      -------------       -------------
         Accrued pension cost...................................$       (794)               (677)               (484)
                                                                  ==============       ============       =============


                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     The following table sets forth the plan's funded status for the fiscal years ending December 31, 2000 and 1999, respectively.

                                                                           2000            1999
                                                                       -------------   ------------
              CHANGE IN BENEFIT OBLIGATION
              Benefit Obligation, January 1.......................$         2,466            2,691
              Service Cost........................................            146             173
              Interest Cost.......................................            159             147
              Actuarial Gain......................................            (45)           (514)
              Benefits Paid.......................................            (41)            (31)
                                                                       -------------   ------------
              Benefit Obligation, December 31.....................$        2,685            2,466
                                                                       =============   ============

              CHANGE IN PLAN ASSETS
              Fair Value of Plan Assets, January 1................$         1,471           1,220
              Actual Return on Plan Assets........................            181             204
              Employer Contributions..............................             82              78
              Benefits Paid.......................................            (41)            (31)
                                                                       -------------   ------------
              Fair Value of Plan Assets, December 31..............$         1,693           1,471
                                                                       =============   ============


     Assumptions used in the accounting for net periodic pension cost at December 31, 2000, 1999, and 1998, were as follows:

                                                            2000                     1999                     1998
                                                    -------------------      -------------------        ----------------
     Discount rates................................         6.75%                    6.50%                    5.50%
     Rate of increase in compensation levels.......         5.17%                    5.19%                    5.23%
     Return on assets..............................         9.00%                    9.00%                    9.00%


     The FIG defined contribution plan has two parts. The first part is a profit-sharing plan. The second part allows employees to contribute up to 5.0% of their annual compensation, of which 2.5% is matched 100% by the Company. The Company's policy is to fully fund the liability at the end of each year. At December 31, 2000 and 1999, the fair market value of plan assets was $3.9 million and $5.9 million, respectively. The expense for this plan amounted to $896, $516, and $435, in 2000, 1999, and 1998, respectively.

     The Company also has a supplemental executive retirement plan ("SERP") that provides certain executives with income at retirement equal to 60% of pre-retirement base compensation, less qualified pension plan benefits paid by the Company and all predecessor plans and Social Security benefits. The projected benefit obligation at December 31, 2000 was $1.3 million using a discount rate of 6.75%. The plan has no vesting prior to age 55. The Company had a net periodic pension cost of approximately $395, $188, and $95, to cover any liability under this plan in 2000, 1999, and 1998, respectively. The total liability included in the financial statements for this plan amounted to approximately $1.3 million and $533 as of December 31, 2000 and 1999, respectively.

     AFP maintains a noncontributory defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits under the Plan are based on years of service and the employee's compensation during such years of service. AFP's funding policy is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as AFP may determine to be appropriate from time to time. Contributions are intended to provide amounts sufficient to cover the costs of benefits attributed to service to date, as well as for those expected to be earned in the future. AFP contributed $650 to the Plan in 2000 and $1.0 million in 1999. The Plan's invested assets consist of investments in various types and categories of stocks and bonds. At December 31, 2000 and 1999, the fair market value of plan assets was $5.7 million and $5.1 million respectively.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     Effective January 1, 2000 Group Data Corporation and FPIC Intermediaries, Inc., which are subsidiaries of AFP, adopted the AFP plan. Pension costs for the years 2000 and 1999 amounted to approximately $748 and $831, respectively.

     The benefits of the defined benefit plan are based on years of service and the employee's compensation. The actuarially computed net periodic pension cost for December 31, 2000 and 1999, included the following:

                                                                           2000            1999
                                                                        ----------      ----------
     Service cost of benefits earned during the period................$       662             708
     Interest cost on projected benefit obligation....................        381             341
     Actual return on plan assets.....................................         66            (659)
     Recognized net actuarial loss....................................         --              --
     Net amortization and deferral....................................       (361)            441
                                                                        ----------      ----------
       Net periodic pension cost......................................$       748             831
                                                                        ==========      ==========

     ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION
     ---------------------------------------------
     Accumulated benefit obligation...................................$    (4,870)         (3,916)
                                                                        ==========      ==========
     Projected benefit obligation for service rendered to date........$     6,771           5,445
     Plan assets at fair value........................................      5,733           5,065
                                                                        ----------      ----------
     Projected benefit obligation in excess of plan assets............     (1,038)           (380)
     Unrecognized net loss from past experience
       different from that assumed....................................      1,070             791
     Prior service cost not yet recognized in net periodic pension
       cost...........................................................        289              --
     Unrecognized net obligation at inception recognized
       over 15.29 years...............................................         23              30
                                                                        ----------      ----------
     Prepaid pension cost.............................................$       344             441
                                                                        ==========      ==========

     The following table sets forth the plan's funded status for the fiscal year ending December 31, 2000 and 1999, respectively:


     CHANGE IN BENEFIT OBLIGATION                                          2000            1999
     ----------------------------                                       ----------      ----------
     Benefit Obligation, January 1....................................$     5,445           6,092
     Acquisition related assets.......................................        620              --
     Service Cost ....................................................        662             708
     Interest Cost....................................................        381             341
     Actuarial Gain...................................................         --              --
     Benefits Paid....................................................       (337)         (1,696)
                                                                        ----------      ----------
     Benefit Obligation, December 31..................................$     6,771           5,445
                                                                        ==========      ==========

     CHANGE IN PLAN ASSETS
     ---------------------
     Fair Value of Plan Assets, January 1.............................$     5,065           5,103
     Acquisition related assets.......................................        421              --
     Actual Return on Plan Assets.....................................        (66)            659
     Employer Contributions...........................................        650             999
     Benefits Paid....................................................       (337)         (1,696)
                                                                        ----------      ----------
     Fair Value of Plan Assets, December 31...........................$     5,733           5,065
                                                                        ==========      ==========


                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     Assumptions used in the accounting for net periodic pension cost at December 31, 2000 and 1999 were as follows:

                                                                           2000             1999
                                                                        ---------         ---------
     Discount rates...............................................         6.50%            6.50%
     Rate of increase in compensation levels......................         5.00%            5.00%
     Return on assets.............................................         6.50%            6.50%


16.  COMMITMENTS AND CONTINGENCIES
     The future minimum annual rentals under noncancellable leases are as follows:

         2001....................................$    2,602
         2002....................................     2,355
         2003....................................     2,053
         2004....................................     2,064
         Thereafter..............................     9,424
                                                   ---------
         Total...................................$   18,498
                                                   =========

     Total rental expense was $1,425, $2,381, and $371, for 2000, 1999, and 1998, respectively.

     The Company is involved in numerous legal actions arising primarily from claims under insurance policies. The legal actions arising from claims under insurance policies have been considered by the Company in establishing its liability for losses and LAE. The Company has also been involved in one or more legal actions not involving claims under its insurance policies from time to time. The Company's management is not aware of any such actions that in their opinion will have a material adverse effect on the Company's financial position or results of operations.

     The Company's insurance subsidiaries are subject to assessment by the Financial Guaranty Associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

     In addition to standard assessments, the Florida and Missouri Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on a basis of premium written. No provision for special assessments was made in the 2000 or 1999 financial statements. However, damages caused by future catastrophic losses, such as a hurricane, could subject the Company to additional assessments.

17.  STATUTORY ACCOUNTING
     FPIC, APAC, Intermed and Interlex are required to file statutory financial statements with state insurance regulatory authorities. The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent. In 2001, dividends of $11.6 million can be paid without regulatory consent. Restricted net assets of FPIC, APAC, and Intermed and Interlex as of December 31, 2000 were $109.5 million, $14.9 million and $20.8 million, respectively.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     The statutory capital and surplus for the Company's insurance subsidiaries at December 31, 2000, 1999, and 1998, is shown in the table below.

                                                                       2000                1999              1998
                                                                  --------------      -------------      --------------
              FPIC..............................................$      91,594              97,578            104,357
              APAC..............................................       15,923              18,141             12,921
              Intermed..........................................       20,923              13,685                 --
              Interlex..........................................        4,354               5,294                 --
                                                                  --------------      -------------      --------------
                Combined statutory surplus......................      132,794             134,698            117,278
                  Less: Intercompany eliminations...............      (24,295)            (16,818)                --
                                                                  --------------      -------------      --------------
                Consolidated statutory surplus..................$     108,499             117,880            117,278
                                                                  ==============      =============      ==============

     For the years ended December 31, 2000, 1999 and 1998, the statutory net income or loss for the Company's insurance subsidiaries was as follows:

                                                                       2000                1999               1998
                                                                  --------------      -------------      --------------
              FPIC..............................................$      (6,792)             14,233             16,265
              APAC..............................................       (1,088)              5,051              2,190
              Intermed..........................................          608                 159                 --
              Interlex..........................................         (692)               (405)                --
                                                                  --------------      -------------      --------------
                Total statutory income (loss)...................$      (7,964)             19,038             18,455
                                                                  ==============      =============       =============


     In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles Project (the "Codification") as the NAIC supported basis of accounting. Codification affects all statutory financial statements issued after the adoption date of January 1, 2001. The Codification was approved with a provision allowing for discretion by each state's Department of Insurance in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state. The Codification does not affect the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The Company expects that statutory surplus after adoption will continue to be in excess of the current regulatory and risk-based capital requirements.

18.  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                                                       2000                1999               1998
                                                                  --------------      -------------      -------------
     Net income and income from continuing operations...........$        614               21,869             20,693
                                                                  ==============      =============      =============

     Basic weighted average shares outstanding..................        9,497               9,748              9,332
     Common stock equivalents...................................           74                 259                477
                                                                  --------------      -------------      -------------
     Diluted weighted average shares outstanding................        9,571              10,007              9,809
                                                                  ==============      =============      =============

     Basic earnings per share...................................$         .06                2.24               2.22
                                                                  ==============      =============      =============
     Diluted earnings per share.................................$         .06                2.19               2.11
                                                                  ==============      =============      =============

19.  SEGMENT INFORMATION
     Under the provisions of SFAS No. 131, the Company has determined that it has three reportable operating segments, which are insurance, third party administration ("TPA"), and reciprocal management ("RM"). The insurance segment provides a variety of insurance products for participants in the healthcare industry including MPL insurance for medical professionals, managed care liability insurance, professional and comprehensive general liability insurance for healthcare facilities, provider stop loss insurance, workers compensation insurance, and group accident and health coverage. The TPA segment provides third party administration services such as the administration of self-insurance plans for large employers. The reciprocal management segment provides insurance administration services to an insurance reciprocal.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment's performance based on net income or loss and accounts for intersegment sales and transfers as if the sales or transfers were to a third party. Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it. Intersegment revenues for transactions between the segments are based on actual costs incurred and are similar to services that may have been obtained from an unrelated third party. All segments are managed separately because each business requires different technology and marketing strategies.

     Selected financial information by industry segment follows:


                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                        ---------------------------------------------------------------------------------------------------
                                                                              TOTAL       INTERCOMPANY        CONSOLIDATED
                           INSURANCE            TPA            RM            SEGMENT        ELIMINATION           TOTAL
        `               ---------------     -----------    ------------   ------------  -----------------    --------------
     Operating revenue    $    147,874         16,724          25,240        189,838             (7,801)          182,037
     Interest revenue           25,599            239              --         25,838                  --           25,838
     Interest expense            4,291             --              --          4,291                  --            4,291
     Net income (loss)          (2,925)          (821)          4,360            614                  --              614
     Identifiable assets       989,324         16,734          63,476      1,069,534           (417,165)          652,369
     Depreciation and
        amortization     $         147          1,236           3,043          4,426                  --            4,426

                                                        FOR THE YEAR ENDED DECEMBER 31, 1999
                        ---------------------------------------------------------------------------------------------------
                                                                              TOTAL       INTERCOMPANY        CONSOLIDATED
                           INSURANCE            TPA            RM            SEGMENT        ELIMINATION           TOTAL
        `               ---------------     -----------    ------------   ------------  -----------------    --------------
     Operating revenue    $    138,786         13,555          20,792        173,133             (2,628)          170,505
     Interest revenue           19,916            189               3         20,108                  --           20,108
     Interest expense            3,981             --              --          3,981                  --            3,981
     Net income (loss)          19,776           (205)          2,298         21,869                  --           21,869
     Identifiable assets       676,215         10,851          58,310        745,376           (157,456)          587,920
     Depreciation and
        amortization     $       2,513            889           2,506          5,908                  --            5,908

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                        ---------------------------------------------------------------------------------------------------
                                                                              TOTAL       INTERCOMPANY        CONSOLIDATED
                           INSURANCE            TPA            RM            SEGMENT        ELIMINATION           TOTAL
        `               ---------------     -----------    ------------   ------------  -----------------    --------------
     Operating revenue    $    108,407         12,627              --        121,034               (713)          120,321
     Interest revenue           18,716            164              --         18,880                  --           18,880
     Interest expense              844             --              --            844                  --              844
     Net income                 19,699            994              --         20,693                  --           20,693
     Identifiable assets       512,246         10,801              --        523,047            (43,669)          479,378
     Depreciation and
        amortization     $       1,548            708              --          2,256                  --            2,256


                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     The following table provides a reconciliation of reportable segment assets to the Company's consolidated totals:


     Assets:                                                  2000                  1999                    1998
                                                       -----------------     -----------------     -------------------
     Total assets for reportable segments...........$       1,069,534              745,376                  523,047
     Investments in equity method investees.........         (249,659)            (119,225)                 (42,670)
     Intercompany receivables.......................         (167,506)             (38,231)                    (999)
                                                       -----------------     -----------------     -------------------
           Total consolidated assets................$         652,369              587,920                  479,378
                                                       ==================    ==================    ====================

20.  RELATED PARTY TRANSACTIONS
     Effective June 30, 1998, the Company entered into a management services agreement with APA Management, Inc. ("APAM") to provide the Company with all necessary insurance management and administrative services for APAC, a wholly owned subsidiary of the Company. The Company has an indirect financial interest in APAM through its 9.9% interest in APAL, an affiliate of APAC, which owns 100% of APAM. The agreement terminates on December 31, 2002, unless extended until December 31, 2003, and provides that APAM will receive an annual fee of 14.5% of direct premiums (net of refunds) consisting of an annual 10.5% service fee and 4% claims management fee. The agreement also provides that anesthesiologist business produced by FPIC or its respective agents will be transferred to APAC upon renewal, assuming the insured agrees, and that APAM will receive an annual 1% service fee on such business. The Company incurred $1.6 million, $1.4 million, and $0.6 million in management fees related to its agreement with APAM during the years ended December 31, 2000, 1999 and 1998, respectively.

     On July 1, 1998, FPIC began assuming reinsurance from PRI, a writer of medical malpractice insurance in the state of New York. PRI is managed by an attorney-in-fact, AFP, which effective January 1, 1999 was acquired by and became a wholly owned subsidiary of the Company. Under one contract, which reinsures PRI for policies with limits of $1.0 million in excess of $1.0 million, FPIC assumes losses only and pays PRI a ceding commission on the premium assumed. Under the second contract, FPIC reinsures PRI for losses of $.25 million on each claim in excess of $0.5 million on each loss. During 2000, 1999 and 1998, the Company assumed written premiums of approximately $16.3 million, $22.0 million and $8.7 million, respectively, of which approximately $16.7 million, $15.0 million and $4.4 million, respectively, was earned under these contracts. The net premium written under these agreements was reduced during the fourth quarter of 2000 due to the accrual of charges for experience adjustments. The accrual represents an estimate of the amount of premium the Company will return in future years. The Company has incurred approximately $18.6 million, $6.7 million $2.7 million in losses related to these reinsurance agreements with PRI for the years ending December 31, 2000, 1999 and 1998, respectively. Premiums on these contracts are paid by PRI on a quarterly basis. As of December 31, 2000, 1999 and 1998, the amount due from PRI under these contracts was approximately $1.1 million, $4.3 million and $4.5 million, respectively.

     Effective January 1, 2000, FPIC entered into a 100% quota share reinsurance agreement with PRI to assume PRI's death, disability and retirement risks under its claims made insurance policies in exchange for cash and investments in the amount of $47.0 million. During 2000, a GAAP valuation of the underlying liability was completed and a deferred credit in the amount of $13.2 million was recognized and classified as goodwill and intangible assets. The deferred credit, which will be amortized into income over 20 years, represents the difference between the GAAP valuation of the liability and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e. mortality, morbidity, retirement, interest and inflation rate assumptions). In connection with the agreement, FPIC recognized a 5% ceding commission expense, which is being deferred and amortized as premiums are earned under the agreement.

                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     In accordance with a management agreement, AFP performs underwriting, administrative and investment functions on PRI's behalf for which it receives compensation. Compensation under the agreement is based upon PRI's direct written premium and statutory operating results. Total revenues earned under the agreement were $18.6 million for both 2000 and 1999. The management agreement also provides that AFP is to be reimbursed by PRI for certain expenses paid by AFP on PRI's behalf. The expenses reimbursed by PRI consist principally of the salaries and related payroll and overhead costs of AFP's claims, legal, and risk management course personnel who work on PRI's behalf. These directly reimbursed expenses amounted to $10.6 million and $10.9 million in 2000 and 1999 and are not reported in the accompanying consolidated financial statements. The management agreement was reviewed and approved by the New York Insurance Department and is effective January 1, 1999 through December 31, 2008.

21.  RESTRUCTURING
     During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $500 in connection with exiting a product line and restructuring its third party administrative operations in Albuquerque, New Mexico. The exit plan is expected to be completed by April 30, 2001.

     Under the plan, the Company will exit a fully insured line of business in which it performed the marketing, underwriting, claims processing and administrative services for a major insurance carrier. The Company also canceled a selected number of self-funded groups that were not profitable. As a result of the plan, thirty employees that serviced these clients were terminated prior to December 31, 2000. This reduction represents 12% of the TPA workforce and 35% of the New Mexico office. All employees that were terminated were located in the Albuquerque, New Mexico office. Restructuring activity for fiscal 2000 was as follows:

                                                    SEVERANCE
                                                   & BENEFITS        FACILITIES        TRAVEL            TOTAL
                                                 ---------------  ----------------  -------------- ----------------
     Fiscal 2000 restructuring charge .........$           360                90              50             500
     Amount utilized in 2000 ..................            (10)              (27)            (33)            (70)
                                                 ---------------  ----------------  -------------- ----------------
     Balance, December 31, 2000 ...............$           350                63              17             430
                                                 ===============  ================  ============== ================


22.  QUARTERLY RESULTS OF OPERATIONS
     The following is a summary of unaudited quarterly results of the Company's operations for the years ended December 31, 2000 and 1999:


                         2000                         FIRST            SECOND           THIRD           FOURTH
                         ----                   ----------------   --------------   --------------    -----------
     Premiums written and assumed .............$        76,033(1)         35,046          54,610          31,591(1)
     Premiums earned ..........................         29,148            33,468          29,868          27,970
     Net investment income.....................          6,017             6,133           6,396           6,197
     Total revenues............................         44,287            47,813          46,997          42,940
     Net income (loss).........................          4,712             5,143           4,926         (14,167)
     Basic earnings per share..................            .49               .54             .52           (1.49)
     Diluted earning per share.................$           .49               .54             .51           (1.49)


                           FPIC INSURANCE GROUP, INC.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

                       1999                           FIRST            SECOND           THIRD           FOURTH
                       ----                     ----------------   --------------   --------------    -----------
     Premiums written and assumed .............$        37,522            38,160          45,698          26,836
     Premiums earned ..........................         27,584            26,550          33,170          30,885
     Net investment income.....................          4,452             4,880           5,010           4,682
     Total revenues............................         39,928            39,279          47,203          44,095
     Net income ...............................          7,234             7,402           2,662           4,571
     Basic earnings per share..................            .74               .75             .27             .47
     Diluted earning per share.................$           .70               .71             .26             .45


     (1) Excludes the effect of the reclassification of a portion of the statutory assumed reinsurance premiums written in the amount of $13.2 million related to the 100% Quota Share reinsurance agreement with PRI. This amount was finalized, reclassified and reported directly as a deferred credit in the balance sheet account, "Goodwill and other intangibles" during the second quarter of 2000, after the initial reporting of the contract in the first quarter. This reclassification had no effect on revenues or income previously reported.

                                                                      SCHEDULE I

                           FPIC Insurance Group, Inc.
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 2000
                                 (in thousands)




                                                                       COST OR                FAIR          AMOUNT IN
                                                                   AMORTIZED COST             VALUE       BALANCE SHEET
                                                                   --------------         ------------    -------------
     Bonds:
       United States Government agencies and
         authorities ........................................   $          67,617              68,143           68,143
       States, municipalities and political subdivisions.....             182,303             184,909          184,909
       Corporate securities..................................              85,354              81,947           81,947
       Mortgage-backed securities............................              48,711              50,514           50,514
                                                                   --------------         ------------    -------------
           Total bonds.......................................             383,985             385,513          385,513

     Equity securities:
       Industrial, miscellaneous, and other..................                 555                 555              555
                                                                   --------------         ------------    -------------
           Total equity securities...........................                 555                 555              555

     Real estate.............................................               5,469               4,398            4,398
     Other invested assets...................................              13,345              14,522           14,522
                                                                   --------------         ------------    -------------
           Total investments.................................   $         403,354             404,988          404,988
                                                                   ==============         ============    =============


SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                                                                     SCHEDULE II
                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
                             Condensed Balance Sheet
                        As of December 31, 2000 and 1999
                    (in thousands, except share information)


                                                                                        2000                  1999
                                                                                        ----                  ----

    ASSETS
       Investments and cash:
        Cash  ................................................................       $         37                    59
        Investments in subsidiaries*..........................................            218,594               204,100
        Other invested assets, at equity......................................              3,064                 2,974
        Other invested assets, at cost........................................             11,188                10,375
                                                                                      -------------         -------------
              Total investments and cash......................................            232,883               217,508

       Property and equipment, net............................................              1,153                   761
       Due from subsidiaries*.................................................                 --                 2,565
       Deferred tax asset.....................................................                218                    --
       Goodwill and intangible assets, net....................................              7,085                 7,677
       Federal income tax receivable..........................................              8,519                 5,072
       Prepaid expenses.......................................................                350                   326
       Other assets...........................................................                292                   335
                                                                                      -------------         -------------
             Total assets.....................................................       $    250,500               234,244
                                                                                      =============         =============

    LIABILITIES
        Due to subsidiaries*..................................................              3,366                    --
       Revolving credit facility..............................................             67,219                62,719
       Other liabilities......................................................              7,388                 5,146
             Total liabilities................................................             77,973                67,865

    SHAREHOLDERS' EQUITY
       Common stock, $.10 par value,
        50,000,000 shares authorized; 9,380,353 and 9,621,298 shares
        issued and outstanding in 2000 and 1999, respectively.................                938                   962
       Additional paid-in-capital.............................................             37,827                41,858
       Unearned compensation on stock options.................................              (105)                 (231)
       Other comprehensive income (loss)......................................                968               (8,495)
       Retained earnings......................................................            132,899               132,285
                                                                                      -------------         -------------
             Total shareholders' equity.......................................            172,527               166,379
                                                                                      -------------         -------------
             Total liabilities and shareholders' equity.......................       $    250,500               234,244
                                                                                      =============         =============



*Eliminated in consolidation.

SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                                                                     SCHEDULE II
                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
                         Condensed Statement of Earnings
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                                            2000                1999               1998
                                                                            ----                ----               ----

REVENUES
    Management fees from subsidiaries* ......................         $     22,057             17,974              12,267
    Net investment income....................................                  194                171                 327
                                                                       -----------        -----------           ---------
        Total revenues ......................................               22,251             18,145              12,594

EXPENSES
    Other operating expenses  ...............................               24,643             20,229              10,810
                                                                       -----------        -----------           ---------
        Total expenses.......................................               24,643             20,229              10,810

(Loss) income before income taxes............................               (2,392)            (2,084)              1,784

    Income tax benefit.......................................                 (766)            (1,486)                (50)
                                                                       -----------        -----------           ---------

(Loss) earnings before equity in undistributed
    earnings of subsidiaries.................................               (1,626)              (598)              1,834

      Equity in undistributed earnings
        of subsidiaries*.....................................                2,240             22,467              18,859
                                                                       -----------        -----------           ---------

NET INCOME                                                            $        614             21,869              20,693
                                                                       ===========        ===========           =========


*Eliminated in consolidation.

SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                                                                     SCHEDULE II
                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
                       Condensed Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                         2000               1999               1998
                                                                                         ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income   ............................................................           $   614             21,869             20,693
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Equity in undistributed earnings of subsidiaries ......................            (2,240)           (22,467)           (18,859)
    Common stock dividend from subsidiaries ...............................             3,230             12,674                450
    Capital contribution to subsidiaries ..................................            (6,017)              --                 --
    Depreciation and amortization .........................................               852                752                251
    Noncash compensation ..................................................               126                126                 21
    Net (gain) loss in equity investment ..................................               (90)                18               --
    Loss on sale of furniture .............................................                --                  8               --
    Deferred income tax (benefit) expense .................................              (218)                --               --
    Changes in assets and liabilities:
      Due from subsidiaries ...............................................             5,930              2,779                231
      Prepaid expenses ....................................................               (24)                54               (117)
      Other assets ........................................................                43              1,899               (406)
      Federal income taxes receivable .....................................            (3,446)            (3,268)            (4,424)
      Other liabilities ...................................................             2,243              3,234                174
                                                                                      -------            -------            --------
Net cash provided by (used in) operating activities .......................             1,003             17,678             (1,986)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of goodwill ....................................................              --               (2,708)            (4,071)
  Purchase of common stocks ...............................................              --                 --               (5,500)
  Purchase of other invested assets .......................................              (813)            (1,606)            (2,172)
  Purchase of subsidiary's net other assets and stock .....................                (5)           (55,114)           (20,100)
Purchase of property and equipment, net ...................................              (652)              (617)              (196)
                                                                                       ------            -------            --------
Net cash used in investing activities .....................................            (1,470)           (60,045)           (32,039)

CASH FLOWS FROM FINANCING ACTIVITIES
  Receipts under the revolving credit facility ............................             4,500             35,554             25,165
  (Buyback) issuance of common stock ......................................            (4,055)             7,569              8,165
                                                                                       ------            -------            --------
Net cash provided by financing activities .................................           $   445             43,123             33,330

Net (decrease) increase in cash and cash equivalents ......................           $   (22)               756               (695)
Cash and cash equivalents, beginning of year ..............................                59               (697)                (2)
                                                                                       ------            -------            --------
Cash and cash equivalents, end of year ....................................           $    37                 59               (697)
                                                                                       ======            =======            =======

Supplemental disclosure of cash flow information:
    Federal income taxes paid .............................................           $ 3,556              6,634              9,816
    Cash paid for interest ................................................           $ 3,769              4,016                844


SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                                                                    SCHEDULE III

                           FPIC Insurance Group, Inc.
                Consolidated Supplementary Insurance Information
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                             Deferred
                              Policy
                           Acquisition                                  Net                 Amortization
                              Costs        Loss    Unearned  Premium  Investment  Loss         of           Other      Net
Segment                     ("DPAC")      Reserves Premiums  Revenue    Income   Expenses      DPAC        Expenses  Written
-------                   ------------ ----------- --------  -------  ---------- --------   ------------  ---------  -------

2000:
  Medical professional
     and other liability   $  6,136    281,295     100,462   120,454   24,743    122,766     5,617        19,685     161,931

1999:
  Medical professional
     and other liability   $  2,789    273,092      61,314   118,189   19,024     80,968     6,727        14,472     122,127

1998:
 Medical professional
     and other liability   $  2,001    242,377      44,310    89,562   17,549     67,362     4,860         7,653     101,477



SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                                                                     SCHEDULE IV

                           FPIC Insurance Group, Inc.
                                   Reinsurance
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                          Ceded              Assumed                           Percentage
                                                        Earned to             Earned                               of
         Type of                   Gross                  Other            From Other          Net              Assumed
       Insurance                  Amount                Companies           Companies        Earned              to Net
       ---------                  ------                ---------           ---------        ------              ------

   2000:
Medical Professional
     Liability            $         122,857                33,523             31,120          120,454              26%

   1999:
Medical Professional
     Liability            $         116,496                26,341             28,034          118,189             24 %

1998:
Medical Professional
     Liability            $          91,142                16,055             14,475           89,562             16 %


SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                                                                      SCHEDULE V

                           FPIC Insurance Group, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)



                                                    Balance At        Charged to                      Balance
                                                     Beginning        Costs and                       At End
                Description                         of Period          Expenses         Deductions   of Period
                -----------                         ---------          --------         ----------   ---------
Year-ended December 31, 2000
     Allowance for Doubtful Accounts, net        $     1,247             961                549         1,659



Year-ended December 31, 1999
     Allowance for Doubtful Accounts, net        $       908             338                 --         1,247


SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.