Form 10-Q
period 2001-03-31
FPIC INSURANCE GROUP INC
filed 2001-05-15
CIK 1010247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 2001

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM          TO          .
                                                         ----------  ----------
Commission file number     1-11983
                       ----------------

                           FPIC INSURANCE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                  59-3359111
--------------------------------------     ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


            225 WATER STREET, SUITE 1400, JACKSONVILLE, FLORIDA        32202
            ---------------------------------------------------        -----
                 (Address of principal executive offices)            (Zip Code)

                                 (904) 354-2482
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 4, 2001, there were 9,401,255 shares of the registrant's common stock outstanding.

                           FPIC INSURANCE GROUP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
    PART I
    Item 1.   Unaudited Consolidated Financial Statements of FPIC Insurance Group, Inc.
              and Subsidiaries........................................................................   3
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations...........................................................................  13
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................  18

    PART II

    Item 1.   Legal Proceedings.......................................................................  18
    Item 2.   Changes in Securities and Use of Proceeds...............................................  18
    Item 3.   Defaults Upon Senior Securities.........................................................  18
    Item 4.   Submission of Matters to a Vote of Security Holders.....................................  18
    Item 5.   Other Information.......................................................................  18
    Item 6.   Exhibits and Reports on Form 8-K........................................................  18

                           FPIC INSURANCE GROUP, INC.

          Consolidated Balance Sheets (in thousands, except share data)

                   As of March 31, 2001 and December 31, 2000

                                                                                (unaudited)
                                                                                    2001          2000
                                                                                 ---------      -------
ASSETS

    Cash and cash equivalents                                                    $  39,922       18,967
    Bonds and U.S. Government securities, available for sale                       380,352      385,513
    Equity securities, available for sale                                              122          555
    Other invested assets, at equity                                                 3,017        3,134
    Other invested assets, at cost                                                  11,297       11,388
    Real estate investments                                                          4,334        4,398
                                                                                 ---------      -------
             Total cash and investments                                            439,044      423,955

    Premiums receivable, net                                                        40,151       31,211
    Accrued investment income                                                        6,814        5,932
    Reinsurance recoverable on paid losses                                           9,515       13,009
    Due from reinsurers on unpaid losses and advance premiums                       67,220       57,698
    Ceded unearned premiums                                                         18,747       10,107
    Property and equipment, net                                                      4,090        4,139
    Deferred policy acquisition costs                                                6,277        6,136
    Deferred income taxes                                                           16,392       18,271
    Finance charge receivable                                                          369          471
    Prepaid expenses                                                                 1,890        1,662
    Goodwill and intangible assets, net                                             60,436       61,026
    Federal income tax receivable                                                    8,199        8,519
    Other assets                                                                     7,801       10,233
                                                                                 ---------      -------
                   Total assets                                                  $ 686,945      652,369
                                                                                 =========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

    Loss and loss adjustment expenses                                            $ 287,580      281,295
    Unearned premiums                                                              113,041      100,462
    Reinsurance payable                                                             14,107        6,518
    Paid in advance and unprocessed premiums                                         2,190        4,146
    Revolving credit facility                                                       67,219       67,219
    Accrued expenses and other liabilities                                          26,901       20,202
                                                                                 ---------      -------
             Total liabilities                                                     511,038      479,842
                                                                                 ---------      -------
    Commitments and contingencies

    Common stock, $.10 par value, 50,000,000 shares authorized; 9,401,255, and
       9,380,353 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively                              940          938
    Additional paid-in capital                                                      37,963       37,827
    Unearned compensation                                                              (73)        (105)
    Accumulated other comprehensive income                                           2,760          968
    Retained earnings                                                              134,317      132,899
                                                                                 ---------      -------
             Total shareholders' equity                                            175,907      172,527
                                                                                 ---------      -------
                   Total liabilities and shareholders' equity                    $ 686,945      652,369
                                                                                 =========      =======

See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

 Consolidated Statements of Income (in thousands, except per common share data)

                                                            (unaudited)
                                                   ---------------------------
                                                   Three months ended March 31
                                                       2001        2000
                                                     --------    --------
REVENUES
    Net premiums earned                              $ 31,517      29,119
    Net investment income                               6,069       6,038
    Net realized investment losses                        (96)        (21)
    Claims administration and management fees           7,163       7,121
    Commission income                                     491         656
    Finance charges and other income                      669       1,264
                                                     --------    --------
         Total revenues                                45,813      44,177
                                                     --------    --------

EXPENSES
    Net losses and loss adjustment expenses            30,009      24,162
    Other underwriting expenses                         4,449       3,837
    Claims administration and management expenses       7,593       7,087
    Interest expense                                    1,153       1,242
    Other expenses                                        979       1,193
                                                     --------    --------
         Total expenses                                44,183      37,521
                                                     --------    --------

         Income before income taxes                     1,630       6,656

           Income taxes                                   336       1,944
                                                     --------    --------

         Net income                                  $  1,294       4,712
                                                     ========    ========


Basic earnings per common share                      $   0.14        0.49
                                                     ========    ========

Diluted earnings per common share                    $   0.14        0.49
                                                     ========    ========

Basic weighted average common shares outstanding        9,393       9,564
                                                     ========    ========

Diluted weighted average common shares outstanding      9,436       9,678
                                                     ========    ========


See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

         Consolidated Statements of Comprehensive Income (in thousands)

                                                                           (unaudited)
                                                                   ---------------------------
                                                                   Three months ended March 31
                                                                         2001       2000
                                                                      -------    -------
Net income                                                            $ 1,294      4,712
                                                                      -------    -------

Other comprehensive income
    Unrealized holding gains on securities arising during the period    5,193      2,322
    Unrealized holding loss on derivative financial instruments
        arising during the period                                      (1,186)
    Income tax expense related to unrealized gains and losses          (2,215)      (833)
                                                                      -------    -------

    Other comprehensive income                                          1,792      1,489
                                                                      -------    -------

Comprehensive income                                                  $ 3,086      6,201
                                                                      =======    =======


See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

    Consolidated Statements of Changes in Shareholders' Equity (in thousands)

       Three Months Ended March 31, 2001 and Year Ended December 31, 2000


                                                                                     Accumulated
                                                                        Additional     Other
                                                                 Common  Paid-in    Comprehensive  Retained     Unearned
                                                                  Stock  Capital    Income (Loss)  Earnings   Compensation    Total
                                                                 ------ ----------  -------------  --------   ------------    -----
Balances at December 31, 1999                                   $   962     41,858    (8,495)       132,285      (231)      166,379

   Net income                                                        --         --        --            614        --           614

   Compensation earned on options                                    --         --        --             --       126           126

   Unrealized gain on debt and equity securities                     --         --     9,463             --        --         9,463

   Repurchase of shares, net                                        (24)    (4,031)       --             --        --        (4,055)

                                                                -------     ------    ------        -------      ----       -------
Balances at December 31, 2000                                   $   938     37,827       968        132,899      (105)      172,527
                                                                =======     ======    ======        =======      ====       =======


   Net income                                                        --         --        --          1,294        --         1,294

   Compensation earned on options                                    --         --        --             --        32            32

   Cummulative effect of change in accounting principle (Note 1)     --         --        --            124        --           124

   Unrealized loss on derivative financial instruments               --         --    (1,186)            --        --        (1,186)

   Unrealized gain on debt and equity securities                     --         --     2,978             --        --         2,978

   Issuance of shares, net                                            2        136        --             --        --           138

                                                                -------     ------    ------        -------      ----       -------
Balances at March 31, 2001 (unaudited)                          $   940     37,963     2,760        134,317       (73)      175,907
                                                                =======     ======    ======        =======      ====       =======


See accompanying notes to the unaudited consolidated financial statements.

                             FPIC INSURANCE GROUP, INC.

                Consolidated Statements of Cash Flows (in thousands)

                                                                                                  (unaudited)
                                                                                       ---------------------------------
                                                                                         Three months ended March 31
                                                                                            2001              2000
                                                                                       ----------------  ---------------
Cash flows from operating activities:
    Net income                                                                              $  1,294             4,712
    Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation and amortization                                                         1,133             1,492
         Realized loss on investments                                                             96                21
         Realized loss on sale of property and equipment                                           2                --
         Noncash compensation                                                                     32                32
         Net  loss from equity investments                                                        66                79
         Bad debt expense                                                                         41                --
         Deferred income tax benefit                                                            (274)           (3,046)
            Changes in assets and liabilities:
               Premiums receivable, net                                                       (8,940)            2,279
               Accrued investment income, net                                                   (882)           (1,959)
               Due from reinsurers, net                                                       (7,079)              879
               Deferred policy acquisition costs                                                (141)           (2,537)
               Prepaid expenses and finance charge receivable                                   (126)             (342)
               Other assets                                                                      392            (2,304)
               Loss and loss adjustment expenses                                               6,286            (2,667)
               Unearned premiums                                                              12,579             7,460
               Paid in advance and unprocessed premiums                                       (1,956)           (3,612)
               Federal income tax receivable                                                     320             6,441
               Accrued expenses and other liabilities                                          7,685               873
                                                                                            --------          --------
                 Net cash provided by operating activities                                    10,528             7,801
                                                                                            --------          --------

Cash flows from investing activities:
    Proceeds from sale or maturity of bonds and U.S. Government securities                    21,612             4,108
    Purchase of bonds and U.S. Government securities                                         (11,489)           (7,471)
    Proceeds from sale of equity securities                                                      402                --
    Purchase of goodwill and intangible assets                                                    --            (2,523)
    Purchase of real estate investments                                                           --               (92)
    Proceeds from sale of other invested assets                                                   91                --
    Purchase of other invested assets                                                             --              (161)
    Purchase of property and equipment, net                                                     (328)             (163)
                                                                                            --------          --------
                 Net cash provided by (used in) investing activities                          10,288            (6,302)
                                                                                            --------          --------

Cash flows from financing activities:
    Net borrowings under revolving credit facility                                                --             4,500
    Issuance (repurchase) of common stock                                                        139            (3,532)
                                                                                            --------          --------
                 Net cash provided by financing activities                                       139               968
                                                                                            --------          --------

                 Net increase in cash and cash equivalents                                    20,955             2,467

Cash and cash equivalents at beginning of period                                              18,967             6,830
                                                                                            --------          --------

Cash and cash equivalents at end of period                                                  $ 39,922             9,297
                                                                                            ========          ========


See accompanying notes to the unaudited consolidated financial statements.

Continued

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)

                                                                                           (unaudited)
                                                                                  --------------------------------
                                                                                    Three months ended March 31
                                                                                       2001             2000
                                                                                  ---------------  ---------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                                  $    1,108              149
                                                                                  ===============  ===============

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

         Assumed unearned premiums                                                $       --           33,749
         Deferred credit                                                                  --           13,205
         Receipt of bonds                                                                 --          (44,194)
                                                                                  ---------------  ---------------
         Net cash received                                                        $       --            2,760
                                                                                  ===============  ===============


See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
            Unaudited Notes to the Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)


1.   ORGANIZATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements include the accounts of FPIC Insurance Group, Inc. (the "Company") consolidated with the accounts of all its subsidiaries. Reference is made to the Company's most recently issued Form 10-K that includes information necessary or useful to understanding the Company's businesses and financial statement presentations. In particular, the Company's significant accounting policies and practices are presented in Note 1 to the consolidated financial statements included in that report.

     Financial information in this report reflects adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of results for interim periods.

     For a number of reasons, the Company's results for interim periods may not be indicative of results to be expected for the year. The timing and magnitude of losses incurred by insurance subsidiaries and the estimation error inherent in the process of determining the liabilities for loss and loss adjustment expenses can be relatively more significant to results of interim periods than to results for a full year.

     Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS 133" ("FAS 138"). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. FAS 138 amended the accounting and reporting standards for certain derivative instruments and hedging activities under FAS 133. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements, but did increase total shareholders' equity by $124 at January 1, 2001 as a cumulative effect of a change in accounting principle.

2.   INVESTMENTS

     Data with respect to debt and equity securities, available for sale, are shown below.

                                                         Mar 31,        Dec 31,
                                                           2001           2000
                                                       -----------    ---------
     Amortized cost of investments in debt
         and equity securities.....................    $ 373,653      $ 384,440
                                                          Mar 31         Mar 31,
                                                           2001           2000
                                                       -----------    ---------
     Proceeds from sales...........................    $  22,014      $   4,108
     Gross realized gains..........................    $     235      $      --
     Gross realized (losses).......................    $    (331)     $     (21)


     Realized investment gains and losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by generally accepted accounting principles, when investments are marked-to-market with the corresponding gain or loss included in earnings. Variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings.

                           FPIC INSURANCE GROUP, INC.
            Unaudited Notes to the Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

3.   REVOLVING CREDIT FACILITY
     The Company maintains a $75.0 million revolving credit facility with four banks to meet certain non-operating cash needs as they may arise. As of March 31, 2001 and December 31, 2000, $67.2 million had been borrowed under this credit facility. The credit facility terminates on January 4, 2002 and bears interest at various rates, primarily based upon the LIBOR rate plus 1.25% to 1.50%. As of March 31, 2001 and December 31, 2000, the interest rate was 7.40% and 7.78%, respectively.

4.   DERIVATIVE FINANCIAL INSTRUMENTS
     The Company uses interest rate swap agreements (the "swap agreements") to minimize fluctuations in earnings caused by interest rate volatility and to effectively convert all of its floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these swap agreements is offset by the opposite impact of the related debt. Amounts to be paid or received under the swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue. The swap agreements are only entered into with creditworthy counterparties. The swap agreements in effect are as follows:

                           Notional                               Receive              Pay
                            Amount          Maturities            Rate (1)            Rate
                         ------------      --------------      ------------       ------------
        March 31, 2001..$  60,000           01/02/2004             6.40%              5.27%
                        $   7,219           01/02/2004             6.40%              6.68%

     (1) Based on three-month LIBOR

     The following is a summary of the Company's interest risk management strategy and the effect of this strategy on the Company's consolidated financial statements.

     Under the swap agreements (the "hedging instruments"), the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts on the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contract. To date, the Company has not terminated the hedging instruments prior to maturity.

     The Company's swap agreements provide a hedge against changes in the amount of cash flows associated with the Company's revolving credit facility. Accordingly, the swap agreements are reflected at fair value in the Company's consolidated balance sheet and the effective portion of the related gains or losses on the agreements are recognized in shareholders' equity (as a component of accumulated other comprehensive income). To the extent that any of these contracts are not considered to be precisely effective in offsetting the changes in the cash flows associated with the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized into income as other expense. The net effect of this accounting on the Company's operating results is that interest expense on the variable debt being hedged is generally recorded based on fixed interest rates. For the three months ended March 31, 2001, the net gain or loss on the ineffective portion of the swap agreements was not material.

     The Company formally documents the relationships between the hedging instruments and the revolving credit facility. The Company also assesses the effectiveness of the hedging instruments on

                           FPIC INSURANCE GROUP, INC.
            Unaudited Notes to the Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)


     a quarterly basis. If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the hedging instrument would be included in earnings rather than comprehensive income.

5.   RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE
     Data with respect to the Company's basic and diluted earnings per common share are shown below.

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                       3/31/01          3/31/00
     Net income and income from continuing operations.............   $  1,294           4,712
                                                                     ============    ===========

     Basic weighted average shares outstanding....................      9,393           9,564
     Common stock equivalents.....................................         43             114
                                                                     ------------    -----------
     Diluted weighted average shares outstanding..................      9,436           9,678
                                                                     ============    ===========

     Basic earnings per common share..............................   $    .14             .49
                                                                     ============    ===========
     Diluted earnings per common share............................   $    .14             .49
                                                                     ============    ===========

6.   SEGMENT INFORMATION
     The business segments presented in this document have been determined in accordance with the provisions of FASB Statement No. 131, " Disclosures about Segments of an Enterprise and Related Information." The Company has three main operating segments as follows: insurance, third party administration ("TPA"), and reciprocal management ("RM"). Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it.

     Through the insurance segment, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company provides TPA services through its subsidiaries that market and administer self-insured and fully insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance. Through the RM segment, the Company provides management and administrative services and acts as attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), a New York medical professional liability insurance reciprocal. The Company evaluates a segment's performance based on net income. All segments are managed separately as each business requires different technology and marketing strategies. Information by industry segment follows:

                                                               MARCH 31, 2001
                           ---------------------------------------------------------------------------------------
                                                                        TOTAL      INTERSEGMENT          TOTAL
                            INSURANCE        TPA          RM           SEGMENT     ELIMINATION       CONSOLIDATED
                           -----------   -----------  ----------  -------------- ----------------  ---------------
     Identifiable assets.  $  611,189       15,280       74,183         700,652      (13,707)             686,945
     Operating revenue...  $   37,909        3,999        5,108          47,016       (1,203)              45,813
     Net income..........  $      980           70          244           1,294            --               1,294

                                                              DECEMBER 31, 2000
                           ---------------------------------------------------------------------------------------
                                                                        TOTAL      INTERSEGMENT          TOTAL
                            INSURANCE        TPA          RM           SEGMENT     ELIMINATION       CONSOLIDATED
                           -----------   -----------  ----------  -------------- ----------------  ---------------
     Identifiable assets.  $  599,051          789       62,864         662,704      (10,335)             652,369


                           FPIC INSURANCE GROUP, INC.
            Unaudited Notes to the Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)


                                                               MARCH 31, 2000
                           ---------------------------------------------------------------------------------------
                                                                        TOTAL      INTERSEGMENT          TOTAL
                            INSURANCE        TPA          RM           SEGMENT     ELIMINATION       CONSOLIDATED
                           -----------   -----------  ----------  -------------- ----------------  ---------------
     Operating revenue...  $   35,641        4,142        7,641          47,424       (3,247)              44,177
     Net income..........  $    2,559           16        2,137           4,712           --                4,712


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

8.   RECLASSIFICATION
     Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this management discussion and analysis, the term "Company" refers to FPIC Insurance Group, Inc. and its subsidiaries. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited, consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001.

SAFE HARBOR DISCLOSURE
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal developments, (iv) the uncertainties of the loss reserving process, (v) the actual amount of new and renewal business and market acceptance of expansion plans, (vi) the loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) the ability to collect reinsurance recoverables,
(ix) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (x) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for the Company's capital and the risk of undisclosed liabilities, (xi) developments in global financial markets that could affect the Company's investment portfolio and financing plans, and (xii) risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally.

The words "believe," "anticipate," "estimate," "project," "plan," "expect," "intend," "hope," "will likely result" or "will continue" and variations thereof or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW
Net income for the first quarter 2001 totaled $1.3 million, or $.14 per diluted share, compared with net income of $4.7 million, or $.49 per diluted share, for the same period in 2000. Included in first quarter 2001 net income is a $1.4 million pretax loss on the Company's group accident and health ("A&H") insurance business, which is not expected to recur at such a level as the Company exits this line of business during 2001. The Company will no longer write this business as of December 1, 2001.

Total revenues for the first quarter 2001 increased 3.6% to $45.8 million from $44.2 million for the first quarter 2000. Revenue growth was driven primarily by increases in core medical professional liability ("MPL") policyholders in Florida and Missouri and the effects of price increases on core MPL business.

Total expenses for the first quarter 2001 increased to $44.2 million from $37.5 million in the first quarter of 2000. Net losses and loss adjustment expenses ("LAE") incurred represent $5.8 million of the total expense increase. Of this amount, approximately $1.9 million reflects a net reduction in the amount of prior years' reserves released, which did not recur in the current year. The remaining $3.9 million of the increase reflects the Company's decision to establish reserves for the current book of business at a more conservative loss ratio than that used in prior periods. Other underwriting expense also contributed to the increase in total expense, primarily as a result of expenses related to ongoing enhancements made to the Company's financial and reporting systems.

INSURANCE SEGMENT
Financial data for the Company's insurance segment for the three months ended March 31, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.

                                                              Three Months Ended
                                                    ----------------------------------------
                                                                  Percentage
                                                        2001        Change            2000
                                                    -----------  ------------    -----------
Direct and assumed premiums written............     $  55,173        (27)%       $  76,033
                                                    ============  ===========    ===========

Net premiums earned............................     $  31,517          8%        $  29,119
Net investment income..........................         5,941         (1)%           5,971
Net realized investment losses.................          (96)       (357)%            (21)
Commission income..............................            13        (65)%              37
Other income...................................           338        (37)%             534
                                                    ------------  -----------    -----------
    Total revenues.............................     $  37,713          6%        $  35,640
                                                    ------------  -----------    -----------

Net losses and LAE incurred....................     $  30,009         24%        $  24,162
Other underwriting expenses....................         4,449         16%            3,837
Interest expense...............................         1,153         (7)%           1,242
Other expense..................................           246          4%              237
                                                    ------------  -----------    -----------
    Total expense..............................     $  35,857         22%        $  29,478
                                                    ------------  -----------    -----------

        Income taxes...........................            66        (82)%             357
                                                    ------------  -----------    -----------
    Net income ................................     $   1,790        (69)%       $   5,805
                                                    ============  ===========    ===========

Direct and assumed premiums written in the first quarter of 2001 were $55.2 million, down $20.8 million, from $76.0 million in 2000. The decrease is primarily due to the 100% quota share reinsurance agreement written in the first quarter of 2000 between the Company's insurance subsidiaries and PRI. Approximately $34.0 million of the written premium assumed was the initial consideration received that corresponded with management's estimate of the reserves required for future periods at the inception of the contract, which was recorded as unearned premium. Therefore, the Company did not expect a similar increase in assumed premiums written. Excluding these effects, direct and assumed premiums written in the first quarter of 2001 increased approximately $13.2 million due to a rate increase on the Company's core MPL lines at Florida Physicians Insurance Company ("Florida Physicians") effective January 1, 2001 and rate increases at both Anesthesiologists Professional Assurance Company ("APAC") and The Tenere Group, Inc. ("Tenere") taken in the latter half of 2000. A significant portion of the increase was also attributable to premiums written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers.

Net premiums earned in the first quarter of 2001 totaled $31.5 million, an increase of $2.4 million, or 8.3%, from $29.1 million in 2000, primarily resulting from increases in core MPL business at Florida Physicians and Tenere. These increases were offset to some extent by a decline in assumed reinsurance at Florida Physicians and a decline in group A&H premiums.

Net losses and LAE incurred increased $5.8 million to $30.0 million at March 31, 2001 from $24.2 million at March 31, 2000. The loss ratios were 95% and 83%, respectively. A loss ratio is defined as the ratio of losses and LAE incurred to net premiums earned. The increase in net loss and LAE incurred is the result of an increase in net premiums earned and the Company's decision to provide for the current book of business at a more conservative loss ratio than that used in prior periods. These amounts were offset to some degree by a decrease in the provision for the Company's A&H business due to a decrease in the net earned premium resulting from the Company's withdrawal from its A&H programs.

Other underwriting expenses during the first quarter of 2001 increased $0.6 million, or 16%, to $4.4 million at March 31, 2001 from $3.8 million at March 31, 2000. The increase in other underwriting expenses is primarily attributable to expenses related to enhancements made to improve the financial and reporting systems used by the Company. The Company also recognized additional administrative expenses and loan related fees.

THIRD PARTY ADMINISTRATION ("TPA") SEGMENT
Financial data for the Company's TPA segment for the three months ended March 31, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.

                                                              Three Months Ended
                                                    ----------------------------------------
                                                                  Percentage
                                                        2001        Change          2000
                                                    -----------  ------------    -----------
Net investment income..........................     $      67        46%         $      46
Claims administration and management fees......         3,246        (1)%            3,267
Commission income..............................           383        51%               253
Other income...................................             8       (95)%              176
                                                    -----------  -----------     -----------
    Total revenues.............................     $   3,704        (1)%        $   3,742
                                                    -----------  -----------     -----------

Claims administration and management
    expenses...................................     $   3,603        (3)%        $   3,696
Other expense..................................     $     190       (54)%              413
                                                    -----------  -----------     -----------
    Total expenses.............................     $   3,793        (8)%        $   4,109
                                                    -----------  -----------     -----------

        Income taxes...........................            50        178%               18
                                                    -----------  -----------     -----------
    Net loss ..................................     $   (139)        64%         $    (385)
                                                    ===========  ===========     ===========

A restructuring plan for TPA operations in Albuquerque, New Mexico was initiated in 2000 and continues in 2001 in order to reposition that operation to serve new accounts and to pursue other business opportunities in the Western United States. The Company has also approved a plan to consolidate its two TPA entities, McCreary Corporation and Employers Mutual, Inc. ("EMI"), with EMI emerging as the surviving corporation.

Commission income in the first quarter of 2001 increased $0.1 million or 51%, to $0.4 million at March 31, 2001, from $0.3 million at March 31, 2000. The increase in commission income is due to the addition of new service contracts during the first quarter of 2001.

RECIPROCAL MANAGEMENT ("RM") SEGMENT
Financial data for the Company's RM segment for the three months ended March 31, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.


                                                              Three Months Ended
                                                    ----------------------------------------
                                                                  Percentage
                                                        2001        Change          2000
                                                    -----------  ------------    -----------
Net investment income..........................     $      61        190%        $      21
Claims administration and management fees......         3,917          2%            3,854
Commission income..............................            95        (74)%             366
Other income...................................           323        (42)%             554
                                                    ------------ ------------    -----------
    Total revenues.............................     $   4,396         (8)%       $   4,795
                                                    ------------ ------------    -----------

Claims administration and management
    expenses...................................     $   3,990         18%        $   3,391
Other expense..................................     $     543         --               543
                                                    ------------ ------------    -----------
    Total expenses.............................     $   4,533         15%        $   3,934
                                                    ------------ ------------    -----------

        Income taxes...........................           220        (86)%           1,569
                                                    ------------ -----------     -----------
    Net loss ..................................     $    (357)        50%        $    (708)
                                                    ============ ============    ===========

Commission income in the first quarter of 2001 declined $0.3 million or 74%, to $0.1 million at March 31, 2001, from $0.4 million at March 31, 2000. The decline in commission income is due to a reduction in brokerage income from the placement of reinsurance with external parties.

Other income in the first quarter of 2001 declined $0.2 million, or 41%, to $0.3 million at March 31, 2001 from $0.5 million at March 31, 2000. The decline in other income is primarily due additional expenses incurred related to the placement of business with the Company's insurance subsidiaries for which the related brokerage income is eliminated in consolidation.

SELECTED BALANCE SHEET ITEMS AS OF MARCH 31, 2001
Net premiums receivable increased $9.0 million to $40.2 million as of March 31, 2001 from $31.2 million as of December 31, 2000. The increase in net premiums receivable is related to rate increases on the Company's core MPL business at Florida Physicians and rate increases at APAC and Tenere taken in the latter half of 2000. In addition, the volume of the Company's insurance operations increased during the first quarter of 2001.

Reinsurance recoverable on paid losses declined $3.5 million to $9.5 million as of March 31, 2001 from $13.0 million as of December 31, 2000. The decline in reinsurance recoverable on paid losses is due to collections from reinsurers on balances due at December 31, 2000, which exceeded amounts due from reinsurers during the first quarter of 2001.

Due from reinsurers on unpaid losses and advance premiums increased $9.5 million to $67.2 million as of March 31, 2001 from $57.7 million as of December 31, 2000. The increase in due from reinsurers on unpaid losses and advance premiums is related to an increase in gross reserves for which reinsurance recoverables are established.

Ceded unearned premiums increased $8.6 million to $18.7 million as of March 31, 2001 from $10.1 million as of December 31, 2000. The increase in ceded unearned premiums is primarily related to an increase in premiums written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers. Also contributing to the increase was a change in contract terms on one of the Company's large reinsurance agreements from ceding premium on an earned basis to a written basis.

Unearned premiums increased $12.5 million to $113.0 million as of March 31, 2001 from $100.5 million as of December 31, 2000. The increase in unearned premiums is related to growth in direct and assumed premiums written at the Company's insurance subsidiaries.

Reinsurance payable increased $7.6 million to $14.1 million as of March 31, 2001 from $6.5 million as of December 31, 2000. The increase in reinsurance payable is related to an increase in premiums written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers. Also contributing to the increase was a change in contract terms on one of the Company's large reinsurance agreements from ceding premium on an earned basis to a written basis.

Other liabilities increased $6.7 million to $26.9 million as of March 31, 2001 from $20.2 million as of December 31, 2000. The increase in other liabilities is primarily attributable to the receipt of funds by the Company's RM segment for brokerage services payable to other insurance carriers.

STOCK REPURCHASE PLANS
Under the Company's stock repurchase programs, shares may be repurchased at such times and in such amounts, as management deems appropriate. A decision whether or not to make additional repurchases will be based upon an analysis of the best use of the Company's capital and after consultation with the Company's lenders. Since the commencement of these repurchase programs, the Company has repurchased 853,500 shares at a cost of approximately $16 million. A total of 387,000 shares remain available to be repurchased under the programs.

LIQUIDITY AND CAPITAL RESOURCES
The payment of losses, LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during the first quarter of 2001 to meet these needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increased use of managed care and adverse legislative changes. In order to compensate for such risk, the Company: (i) maintains what management considers to be adequate reinsurance; (ii) conducts regular actuarial reviews of loss and LAE reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

The Company maintains a $75.0 million revolving credit facility with four banks to meet certain non-operating cash needs as they may arise. As of March 31, 2001, the Company had borrowed $67.2 million under this facility. The credit facility terminates on January 4, 2002 and bears interest at various rates, primarily based upon the LIBOR rate plus 1.25% to 1.50%. The Company anticipates that before such time, it will either replace the existing credit facility with a similar facility or obtain alternative financing. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) the Company's funded debt to total capital plus funded debt cannot exceed 0.30:1 and b) net premiums written to statutory capital and surplus cannot exceed 2.0:1.

At March 31, 2001, the Company held approximately $19.7 million in investments scheduled to mature during the next twelve months, which combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As reported in the consolidated statement of cash flows, the Company generated positive net cash from operating activities of $10.5 million at March 31, 2001.

Dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. In 2001, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $11.3 million, without prior regulatory approval.

ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS 133" ("FAS 138"). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. FAS 138 amended the accounting and reporting standards for certain derivative instruments and hedging activities under FAS 133. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements, but did increase total shareholders' equity by $124 at January 1, 2001 as a cumulative effect of a change in accounting principle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
There have been no material changes in the reported market risks, as described in the Company's 2000 annual report on Form 10-K, since the end of the most recent fiscal year.

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

                                   FPIC Insurance Group, Inc.

                                                /s/ Kim D. Thorpe
                                   -----------------------------------------
May 15, 2001                       Kim D. Thorpe, Executive Vice President
                                   and Chief Financial Officer
                                   (a duly authorized officer and the principal
                                    financial officer of the registrant)