Form 10-Q
period 2001-06-30
FPIC INSURANCE GROUP INC
filed 2001-08-14
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transaction period from ____________to
    ___________.


Commission file number      1-11983
                       --------------



                           FPIC Insurance Group, Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                           59-3359111
-----------------------------                  ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



225 Water Street, Suite 1400, Jacksonville, Florida                  32202
--------------------------------------------------------      ------------------
     (Address of principal executive offices)                      (Zip Code)


                                 (904) 354-2482
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



As of August 7, 2001, there were 9,406,255 shares of the registrant's common stock outstanding.

                           FPIC Insurance Group, Inc.
                                    Form 10-Q
                                      Index




                                                                            Page
                                                                            ----

                                     Part I

Item 1. Unaudited Consolidated Financial Statements of FPIC Insurance Group, Inc. and Subsidiaries

         o   Consolidated Balance Sheets...................................   3
         o   Consolidated Statements of Income.............................   4
         o   Consolidated Statements of Comprehensive Income...............   5
         o   Consolidated Statements of Changes in Shareholders' Equity....   6
         o   Consolidated Statements of Cash Flows.........................   7
         o   Notes to the Unaudited Consolidated Financial Statements......   9
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  20


                                     Part II


Item 1.  Legal Proceedings.................................................  20
Item 2.  Changes in Securities and Use of Proceeds.........................  20
Item 3.  Defaults Upon Senior Securities...................................  20
Item 4.  Submission of Matters to a Vote of Security Holders...............  21
Item 5.  Other Information.................................................  21
Item 6.  Exhibits and Reports on Form 8-K..................................  21

                           FPIC INSURANCE GROUP, INC.

      Consolidated Balance Sheets (in thousands, except common share data)

                    As of June 30, 2001 and December 31, 2000

                                                                                  (unaudited)
                                                                                      2001              2000
                                                                                 ---------------   ----------------
Assets

    Cash and cash equivalents                                                 $      48,328       $     18,967
    Bonds and U.S. Government securities, available for sale                        355,829            385,513
    Equity securities, available for sale                                                10                555
    Other invested assets, at equity                                                  2,754              3,134
    Other invested assets, at cost                                                   11,287             11,388
    Real estate investments                                                           4,382              4,398
                                                                                 ---------------   ----------------
             Total cash and investments                                             422,590            423,955

    Premiums receivable, net                                                         43,210             31,211
    Accrued investment income                                                         5,812              5,932
    Reinsurance recoverable on paid losses                                           12,451             13,009
    Due from reinsurers on unpaid losses and advance premiums                        68,265             57,698
    Ceded unearned premiums                                                          22,938             10,107
    Property and equipment, net                                                       3,910              4,139
    Deferred policy acquisition costs                                                 7,133              6,136
    Deferred income taxes                                                            17,850             18,271
    Finance charge receivable                                                           314                471
    Prepaid expenses                                                                  1,034              1,662
    Goodwill and intangible assets, net                                              59,846             61,026
    Federal income tax receivable                                                     5,704              8,519
    Other assets                                                                     17,072             10,233
                                                                                 ---------------   ----------------
                   Total assets                                               $     688,129       $    652,369
                                                                                 ===============   ================

Liabilities and Shareholders' Equity

    Loss and loss adjustment expenses                                         $     294,938       $    281,295
    Unearned premiums                                                               111,794            100,066
    Reinsurance payable                                                               9,275              6,518
    Paid in advance and unprocessed premiums                                          4,465              6,146
    Revolving credit facility                                                        67,182             67,219
    Accrued expenses and other liabilities                                           23,147             18,598
                                                                                 ---------------   ----------------
             Total liabilities                                                      510,801            479,842
                                                                                 ---------------   ----------------

    Commitments and contingencies (Note 7)

    Common stock, $.10 par value, 50,000,000 shares authorized; 9,401,255 and
       9,380,353 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively                                940                938
    Additional paid-in capital                                                       37,989             37,827
    Unearned compensation                                                               (42)              (105)
    Accumulated other comprehensive income                                            2,262                968
    Retained earnings                                                               136,179            132,899
                                                                                 ---------------   ----------------
             Total shareholders' equity                                             177,328            172,527
                                                                                 ---------------   ----------------
                   Total liabilities and shareholders' equity                 $     688,129       $    652,369
                                                                                 ===============   ================



See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

 Consolidated Statements of Income (in thousands, except per common share data)


                                                                                   (unaudited)
                                                        -------------------------------------------------------------
                                                          Three months ended June 30,    Six months ended June 30,
                                                            2001           2000             2001           2000
                                                        -------------- --------------   -------------- --------------

Revenues
    Net premiums earned                               $    34,802         33,434        $  66,319         62,553
    Net investment income                                   6,559          6,174           12,628         12,213
    Net realized investment losses                           (285)           (90)            (380)          (110)
    Claims administration and management fees               7,581          7,435           14,794         14,556
    Commission income                                       1,174            501            1,664          1,156
    Finance charge and other income                           214            318              674          1,581
                                                        -------------- --------------   -------------- --------------
         Total revenues                                    50,045         47,772           95,699         91,949
                                                        -------------- --------------   -------------- --------------

Expenses
    Net losses and loss adjustment expenses                32,732         26,531           62,741         50,693
    Other underwriting expenses                             5,618          4,477            9,909          8,314
    Claims administration and management expenses           7,674          7,237           15,267         14,323
    Interest expense                                        1,186          1,013            2,339          2,254
    Other expenses                                            960          1,437            1,938          2,631
                                                        -------------- --------------   -------------- --------------
         Total expenses                                    48,170         40,695           92,194         78,215
                                                        -------------- --------------   -------------- --------------

         Income before income taxes                         1,875          7,077            3,505         13,734

    Income taxes                                               13          1,934              349          3,879
                                                        -------------- --------------   -------------- --------------

         Net income                                   $     1,862          5,143        $   3,156          9,855
                                                        ============== ==============   ============== ==============





Basic earnings per common share                       $      0.20           0.54        $    0.34           1.04
                                                        ============== ==============   ============== ==============

Diluted earnings per common share                     $      0.20           0.54        $    0.33           1.02
                                                        ============== ==============   ============== ==============


Basic weighted average common shares outstanding            9,401          9,452            9,397          9,508
                                                        ============== ==============   ============== ==============

Diluted weighted average common shares outstanding          9,458          9,533            9,447          9,628
                                                        ============== ==============   ============== ==============









See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

         Consolidated Statements of Comprehensive Income (in thousands)


                                                                                        (unaudited)
                                                                    --------------------------------------------------------
                                                                    Three months ended June 30,    Six months ended June 30,
                                                                        2001          2000           2001          2000
                                                                    ------------- -------------  ------------- -------------

Net income                                                        $    1,862          5,143      $   3,156         9,855
                                                                    ------------- -------------  ------------- -------------

Other comprehensive income
    Unrealized holding (losses) gains on securities
      arising during period                                           (1,946)           126          3,248         2,550
    Unrealized holding loss on derivative financial
      instruments arising during the period                             (112)            --         (1,299)           --
    Income tax benefit (expense) related to unrealized
      gains and losses                                                 1,560            (49)          (655)         (984)
                                                                    ------------- -------------  ------------- -------------

    Other comprehensive (loss) income                                   (498)            77          1,294         1,566
                                                                    ------------- -------------  ------------- -------------

Comprehensive income                                              $    1,364          5,220      $   4,450        11,421
                                                                    ============= =============  ============= =============














See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

    Consolidated Statements of Changes in Shareholders' Equity (in thousands)

     For the Six Months Ended June 30, 2001 and Year Ended December 31, 2000



                                                                                 Accumulated
                                                                   Additional      Other
                                                        Common       Paid-in    Comprehensive  Retained     Unearned
                                                         Stock       Capital    Income (Loss)  Earnings    Compensation    Total
                                                      ------------ ------------ ------------- ------------ ------------ ------------

Balances at December 31, 1999                       $     962        41,858        (8,495)     132,285         (231)       166,379

   Net income                                              --            --            --          614           --            614

   Compensation earned on options                          --            --            --           --          126            126

   Unrealized gain on debt and equity securities, net      --            --         9,463           --           --          9,463

   Repurchase of shares, net                              (24)       (4,031)           --           --           --         (4,055)

                                                      ------------ ------------ ------------- ------------ ------------ ------------
Balances at December 31, 2000                       $     938        37,827           968      132,899         (105)       172,527
                                                      ============ ============ ============= ============ ============ ============

   Net income                                              --            --            --        3,156           --          3,156

   Compensation earned on options                          --            --            --           --           63             63

   Cumulative effect of change in accounting
     principle (Note 1)                                    --            --            --          124           --            124

   Unrealized loss on derivative financial
     instruments, net                                      --            --          (887)          --           --           (887)

   Unrealized gain on debt and equity securities, net      --            --         2,181           --           --          2,181

   Issuance of shares, net                                  2           162            --           --           --            164

                                                      ------------ ------------ ------------- ------------ ------------ ------------
Balances at June 30, 2001 (unaudited)               $     940        37,989         2,262      136,179          (42)       177,328
                                                      ============ ============ ============= ============ ============ ============















See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)


                                                                                                (unaudited)
                                                                                      ---------------------------------
                                                                                         Six months ended June 30,
                                                                                           2001              2000
                                                                                      ---------------   ---------------
Cash flows from operating activities:
    Net income                                                                        $    3,156        $    9,855
    Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation and amortization                                                     2,336             1,694
         Realized loss on investments                                                        380               110
         Noncash compensation                                                                 63                63
         Net loss (gain) from equity investments                                             249               (11)
         Bad debt expense                                                                     41                --
         Deferred income tax benefit                                                        (237)           (3,056)
            Changes in assets and liabilities:
              Premiums receivable, net                                                   (11,999)          (11,626)
              Accrued investment income, net                                                 120              (652)
              Reinsurance recoverable on paid losses                                         558             6,088
              Reinsurance recoverable on unpaid losses                                   (10,567)           (7,386)
              Ceded unearned premium                                                     (12,831)            3,872
              Reinsurance payable                                                          2,757             1,227
              Deferred policy acquisition costs                                             (997)           (1,831)
              Prepaid expenses and finance charge receivable                                 785              (427)
              Other assets and accrued expenses and other liabilities                      6,674              (882)
              Loss and loss adjustment expenses                                           13,643             1,832
              Unearned premiums                                                           11,728              (641)
              Paid in advance and unprocessed premiums                                    (1,681)           (2,247)
              Federal income tax receivable                                                2,815             6,325
                                                                                      ---------------   ---------------
                 Net cash provided by operating activities                                 6,993             2,307
                                                                                      ---------------   ---------------

Cash flows from investing activities:
    Proceeds from sale or maturity of bonds and U.S. Government securities                42,785            18,093
    Purchase of bonds and U.S. Government securities                                     (20,028)          (16,040)
    Purchase of goodwill and intangible assets                                                --            (1,895)
    Proceeds from sale of real estate investments                                             --               160
    Purchase of real estate investments                                                     (112)              (12)
    Proceeds from sale of other invested assets                                              218                --
    Purchase of other invested assets                                                         --              (491)
    Purchase of property and equipment, net                                                 (623)             (300)
    Proceeds from sale of subsidiary                                                          --               185
                                                                                      ---------------   ---------------
                 Net cash provided by (used in) investing activities                      22,240              (300)
                                                                                      ---------------   ---------------

Cash flows from financing activities:
    (Repayments) borrowings under revolving credit facility                                  (37)            4,500
    Issuance (repurchase) of common stock                                                    165            (3,065)
                                                                                      ---------------   ---------------
                 Net cash provided by financing activities                                   128             1,435
                                                                                      ---------------   ---------------

                 Net increase in cash and cash equivalents                                29,361             3,442

Cash and cash equivalents at beginning of period                                          18,967             6,830
                                                                                      ---------------   ---------------

Cash and cash equivalents at end of period                                            $   48,328        $   10,272
                                                                                      ===============   ===============






See accompanying notes to the unaudited consolidated financial statements.

Continued

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)


                                                                                         (unaudited)
                                                                               -------------------------------
                                                                                  Six months ended June 30,
                                                                                   2001             2000
                                                                               --------------   --------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest                                                              $   2,572        $   2,409
                                                                               ==============   ==============
         Federal income taxes                                                  $     540        $   1,450
                                                                               ==============   ==============

Supplemental schedule of noncash investing and financing activities:

    Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement to assume the death, disability, and retirement ( "DD&R") risks under Physicians' Reciprocal Insurers' ("PRI") claims made insurance policies. The Company received cash and bonds in exchange for business assumed from PRI.

                 Assumed unearned premiums                                     $      --        $  33,749
                 Reduction in net goodwill and intangible assets                      --           13,205
                 Receipt of bonds                                                     --          (44,194)
                                                                               --------------   --------------
                 Net cash received                                             $      --        $   2,760
                                                                               ==============   ==============










See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

1.      Organization and Basis of Presentation
        --------------------------------------

        The accompanying unaudited consolidated financial statements include the accounts of FPIC Insurance Group, Inc. (the "Company") consolidated with the accounts of all its subsidiaries. Reference is made to the Company's most recently filed Form 10-K, which includes information necessary or useful to understanding the Company's businesses and financial statement presentations. In particular, the Company's significant accounting policies and practices are presented in Note 1 to the consolidated financial statements included in that report.

        Financial information in this report reflects adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of results for interim periods.

        For a number of reasons, the Company's results for interim periods may not be indicative of results to be expected for the year. The timing and magnitude of losses incurred by insurance subsidiaries and the estimation error inherent in the process of determining the liability for loss and loss adjustment expenses can be relatively more significant to results of interim periods than to results for a full year.

        Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS 133" ("FAS 138"). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. FAS 138 amended the accounting and reporting standards for certain derivative instruments and hedging activities under FAS
        133. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements, but did increase total shareholders' equity by $124 at January 1, 2001, as a cumulative effect of a change in accounting principle.


2.      Investments
        -----------
        Data with respect to debt and equity securities, available for sale, are shown below.

                                                         June 30,      Dec 31,
                                                           2001          2000
                                                       -----------    ----------
        Amortized cost of investments in debt
         and equity securities..................      $   350,963    $  384,440

                                                         June 30,      June 30,
                                                           2001          2000
                                                       -----------    ----------
        Proceeds from sales and maturities........... $    42,785    $   18,093
        Gross realized gains......................... $       526    $       70
        Gross realized losses........................ $      (906)   $     (180)


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

                    FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

3.      Revolving Credit Facility
        -------------------------
        The Company maintains a $75.0 million revolving credit facility with four banks to meet certain non-operating cash needs as they may arise. As of June 30, 2001 and December 31, 2000, $67.2 million had been borrowed under this credit facility. The credit facility terminates on January 4, 2002 and bears interest at various rates, primarily based upon the LIBOR rate plus 125 to 150 basis points. As of June 30, 2001 and December 31, 2000, the interest rate was 6.38% and 7.78%, respectively. The Company anticipates that before January 4, 2002, it will either replace the existing credit facility with a similar facility or obtain alternative financing.

4.      Derivative Financial Instruments
        --------------------------------

        The Company uses interest rate swap agreements (the "swap agreements") to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of its floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these swap agreements is offset by the opposite impact on the related debt. Amounts to be paid or received under the swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue. The swap agreements are only entered into with creditworthy counterparties. The swap agreements in effect at June 30, 2001 are as follows:


              Notional                               Receive             Pay
               Amount          Maturities            Rate (1)            Rate
            ------------      --------------      ------------       -----------
           $  60,000           01/02/2004             4.88%              5.27%
           $   7,219           01/02/2004             4.88%              6.68%


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

        The Company's swap agreements provide a hedge against changes in the amount of cash flows associated with the Company's revolving credit facility. Accordingly, the swap agreements are reflected at fair value in the Company's consolidated balance sheet and the effective portion of the related gains or losses on the agreements are recognized in shareholders' equity (as a component of accumulated other comprehensive income). The net effect of this accounting on the Company's operating results is that interest expense on the variable debt being hedged is generally recorded based on fixed interest rates. For the six months ended June 30, 2001, the net gain or loss on the ineffective portion of the swap agreements was not material.

        The Company formally documents the relationships between the hedging instruments and the revolving credit facility. The Company also assesses the effectiveness of the hedging instruments on

                    FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

        a quarterly basis. If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the hedging instrument would be included in earnings rather than comprehensive income.

5.      Reconciliation of Basic and Diluted Earnings Per Common Share
        -------------------------------------------------------------
        Data with respect to the Company's basic and diluted earnings per common share are shown below.

                                                                  Three Months Ended            Six Months Ended
                                                              --------------------------  --------------------------
                                                                 6/30/01        6/30/00      6/30/01       6/30/00
                                                              ------------   -----------  ------------ -------------
        Net income and income from continuing operations    $      1,862        5,143     $   3,156        9,855
                                                              ============   ===========  ============ =============

        Basic weighted average shares outstanding                  9,401        9,452         9,397        9,508
        Common stock equivalents                                      57           81            50          120
                                                              ------------   -----------  ------------ -------------
        Diluted weighted average shares outstanding                9,458        9,533         9,447        9,628
                                                              ============   ===========  ============ =============

        Basic earnings per common share                     $       0.20         0.54     $    0.34         1.04
                                                              ============   ===========  ============ =============
        Diluted earnings per common share                   $       0.20         0.54     $    0.33         1.02
                                                              ============   ===========  ============ =============

6.      Segment Information
        -------------------
        The business segments presented in this document have been determined in accordance with the provisions of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has three main operating segments as follows: insurance, third party administration ("TPA"), and reciprocal management ("RM"). Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it.

        Through its four insurance subsidiaries, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company provides TPA services through its subsidiaries that market and administer self-insured and fully insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance. In addition, the Company provides reciprocal management services, brokerage and administration services for reinsurance programs and brokerage services for the placement of annuities in structured settlements. The Company evaluates a segment's performance based on net income. All segments are managed separately as each business requires different technology and marketing strategies. Consolidating information by segment is summarized in the tables below.

                                               Three Months Ended                  Six Months Ended
                                        -------------------------------    -------------------------------
                                            6/30/01          6/30/00           6/30/01          6/30/00
                                        -------------     -------------    -------------     -------------
     Total Revenues:
     --------------
         Insurance ...................  $   41,304            39,637       $   79,056           75,279
         TPA  ........................       3,781             3,813            7,778            7,952
         RM   ........................       6,356             5,075           11,464           12,716
                                        -------------     -------------    -------------     -------------
           Total Segments.............      51,441            48,525           98,298           95,947
         Intersegment Eliminations....      (1,396)             (753)          (2,599)          (3,998)
                                        -------------     -------------    -------------     -------------
           Total Revenues.............  $   50,045            47,772       $   95,699           91,949
                                        =============     =============    =============     =============

     Net Income (Loss):
     -----------------
         Insurance ...................  $      804             4,745       $    1,784            7,305
         TPA  ........................        (127)             (136)             (57)            (120)
         RM   ........................       1,185               534            1,429            2,670
                                        -------------     -------------    -------------     -------------
           Total Net Income ..........  $    1,862             5,143       $    3,156            9,855
                                        =============     =============    =============     =============

                    FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

                                                                              June 30,       December 31,
     Identifiable Assets:                                                       2001             2000
     -------------------                                                   -------------     -------------
         Insurance ..................................................... $    617,253           583,294
         TPA  ..........................................................       15,402            16,565
         RM   ..........................................................       66,686            62,864
         Intersegment Eliminations......................................      (11,212)          (10,354)
                                                                           -------------     -------------
           Total Assets ................................................ $    688,129           652,369
                                                                           =============     =============

7.      Commitments and Contingencies
        -----------------------------
        The Company is involved in numerous legal actions arising primarily from claims under insurance policies. The legal actions arising from claims under insurance policies have been considered by the Company in establishing its liability for loss and loss adjustment expenses. The Company has also been involved in one or more legal actions not involving claims under its insurance policies from time to time. Management is not aware of any such actions that in their opinion will have a material adverse effect on the Company's financial position or results of operations.

8.      New Accounting Pronouncements
        -----------------------------
        In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("FAS 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 replaces FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. Except as provided in paragraphs 20-25, FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes the adoption of FAS 140 will not have a significant impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations." FAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001. FAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Management believes the adoption of FAS 141 will not have a significant impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, ("FAS 142") "Goodwill and Other Intangible Assets." FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FAS 142 also addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. As issued, FAS 142 is effective for all fiscal years beginning after December 15, 2001. Management has not determined the impact of FAS 142 on the consolidated financial statements of the Company.

9.      Reclassification
        ----------------
        Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
For purposes of this management discussion and analysis, the term "Company" refers to FPIC Insurance Group, Inc. and its subsidiaries. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited, consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001.


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

Overview
--------
Net income for the second quarter 2001 totaled $1.9 million, or $0.20 per diluted share, compared with net income of $5.1 million, or $0.54 per diluted share, for the same period in 2000. Net income for the six months ended June 30, 2001, totaled $3.2 million, or $0.33 per diluted share, compared with net income of $9.9 million, or $1.02 per diluted share, for the six months ended June 30, 2000. Included in net income are $1.1 million and $2.5 million of pretax losses on the Company's group accident and health ("A&H") insurance business, for the three months and six months ended June 30, 2001, respectively. The losses on the group A&H business decreased in the second quarter as the Company continues its exit from this line of business during 2001.

Total revenues for the second quarter 2001 increased $2.2 million, to $50.0 million, from $47.8 million for the second quarter 2000. Total revenues for the six months ended June 30, 2001 increased 4%, to $95.7 million, from $91.9 million for the six months ended June 30, 2000. Revenue growth was driven primarily by price increases on core medical professional liability ("MPL") business and by the addition of MPL policyholders in Florida and Missouri. Revenue growth was also driven by increases in commission income earned by the Company's non-insurance subsidiaries in New York and Florida.

Total expenses for the second quarter 2001 increased $7.5 million, to $48.2 million, from $40.7 million in the second quarter of 2000. Total expenses for the six months ended June 30, 2001 increased 18%, to $92.2 million, from $78.2 million for the six months ended June 30, 2000. Net losses and LAE incurred represent $12.0 million of the increase in total expenses for the six months ended June 30, 2001. Of this amount, approximately $1.9 million reflects a net reduction in the amount of prior years' reserves released, which did not recur in the current year. The remaining $10.1 million of the increase reflects the establishment of reserves for the current book of business, taking into consideration expected loss trends and an appropriately conservative loss ratio. Other underwriting expenses also contributed to the increase in total expenses, primarily as a result of ongoing enhancements made to the Company's financial and reporting systems and the recognition of additional administrative expenses.

Insurance Segment
-----------------
The Company's insurance segment is made up of its four insurance subsidiaries, First Professionals Insurance Company, Inc. ("First Professionals"), Anesthesiologists Professional Assurance Company ("APAC"), and The Tenere Group, Inc. ("Tenere") companies of Intermed Insurance Company and Interlex Insurance Company. Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it. Unaudited financial data for the Company's insurance segment for the three months and six months ended June 30, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.


                                            Three Months Ended                           Six Months Ended
                                 ---------------------------------------    ---------------------------------------
                                    June 30,    Percentage    June 30,          June 30,   Percentage    June 30,
                                      2001        Change        2000            2001         Change        2000
                                 -----------   ------------  -----------    -----------   ------------  -----------
Direct and Assumed Premiums
  Written.......................$    46,942        34%       $ 35,046       $   102,115         (8)%    $  111,079
                                 ===========                 ===========    ============                ===========
Net Premiums Written............$    29,318        (2)%      $ 29,919       $   65,216          (33)%   $   96,973
                                 ===========                 ===========    ============                ===========

Net Premiums Earned.............$    34,802         4%       $ 33,434       $   66,319            6%    $   62,553
Net Investment Income...........      6,395         5%          6,072           12,336            2%        12,045
Net Realized Investment
   (Losses) Gains ..............       (285)     (682)%            49             (380)       (1410)%           29
Commission Income...............          8       (78)%            37               21          (72)%           74
Finance Charge and Other
   Income.......................        188       318%             45              368          (36)%          578
Intersegment Revenue............        196       100%             --              392          100%            --
                                 -----------                 -----------    -----------                 -----------
   Total Revenues...............$    41,304         4%       $  39,637      $   79,056            5%    $   75,279
                                 -----------                 -----------    -----------                 -----------

Net losses and LAE..............$    32,732        23%       $  26,531      $   62,741           24%    $   50,693
Other Underwriting Expenses.....      5,618        25%           4,477           9,909           19%         8,314
Interest Expense................      1,186        17%           1,013           2,339            4%         2,254
Other Expenses..................        246       (55)%            545             491          (37)%          784
Intersegment Expense............      1,200        59%             753           2,206          (45)%        3,998
                                 -----------                 -----------    -----------                 -----------
   Total Expenses...............$    40,982        23%       $  33,319      $   77,686           18%    $   66,043
                                 -----------                 -----------    -----------                 -----------

        Income Before Taxes.....        322       (95)%          6,318           1,370          (85)%        9,236
                                 -----------                 -----------    -----------                 ----------

        Net Income .............$       804       (83)%      $   4,745      $    1,784          (76)%   $    7,305
                                 ===========                 ===========    ===========                 ==========

Direct and assumed premiums written in the second quarter of 2001 were $46.9 million, an increase of $11.9 million, from $35.0 million in 2000. The increase in direct and assumed premiums written is primarily the result of an increase in the number of policyholders and the effect of rate increases on the Company's core MPL lines. First Professionals instituted a rate increase effective January 1, 2001, while APAC and Tenere had rate increases during the latter half of 2000. A portion of the increase in premiums written for the three months ended June 30, 2001 was also attributable to fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers. The increase in premiums written was partially offset by declines in MPL assumed premiums written and group A&H premiums written.

Direct and assumed premiums written declined 8%, to $102.1 million, for the six months ended June 30, 2001, from $111.1 million for the six months ended June 30, 2000. This decline in direct and assumed premiums written is primarily due to the non-recurring portion of the assumed premiums under the 100% quota share reinsurance agreement written in the first quarter of 2000 between the Company's insurance subsidiaries and Physicians' Reciprocal Insurers ("PRI") of approximately $34.0 million. Excluding this item, premiums written increased for the first six months of 2001 as a result of growth in the number of policyholders, the effects of rate increases and premiums written under fronting arrangements, as noted above. For the six months ended June 30, 2001, the growth in premiums written was partially offset by declines in MPL assumed premiums written and group A&H premiums written.

Net premiums earned in the second quarter of 2001 totaled $34.8 million, an increase of $1.4 million, or 4%, from $33.4 million in 2000. For the six months ended June 30, 2001, net premiums earned increased 6%, to $66.3 million, from $62.6 million for the six months ended June 30, 2000. The increase in net premiums earned is also the result of the recent increases in policyholders and rates, as noted above. These increases are less than the increases in direct premiums written for the same periods, due to the normal lag between written and earned premiums. In addition, direct premiums written includes premiums written under fronting arrangements, as noted above.

Net losses and LAE incurred increased $6.2 million to $32.7 million for the three months ended June 30, 2001, from $26.5 million for the three months ended June 30, 2000. The loss ratios for such periods were 94% and 79%, respectively. Net losses and LAE incurred increased $12.0 million to $62.7 million for the six months ended June 30, 2001, from $50.7 million for the six months ended June 30, 2000. The loss ratios for such periods were 95% and 81%, respectively. The increases in net losses and LAE incurred are the result of the recognition of expected loss trends and increases in net premiums earned, offset by a decrease in the Company's A&H business corresponding with the withdrawal from its A&H programs.

Other underwriting expenses during the second quarter of 2001 increased $1.1 million, or 25%, to $5.6 million at June 30, 2001, from $4.5 million at June 30, 2000. Other underwriting expenses increased 19%, to $9.9 million for the six months ended June 30, 2001, from $8.3 million for the six months ended June 30, 2000. The increase in other underwriting expenses is primarily attributable to additional expenses incurred to improve the financial and reporting systems used by the Company. The Company also recognized additional administrative expenses and loan-related fees.

Third Party Administration
--------------------------
The Company's third party administration segment is made up of McCreary Corporation and its subsidiary Employers Mutual, Inc.

Unaudited financial data for the Company's TPA segment for the three months and six months ended June 30, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.



                                            Three Months Ended                           Six Months Ended
                                 ---------------------------------------    ---------------------------------------
                                    June 30,    Percentage    June 30,        June 30,     Percentage    June 30,
                                      2001        Change        2000            2001         Change        2000
                                 -----------   ------------  -----------    -----------   ------------  -----------
Net Investment Income...........$        42        (31)%    $      61      $      109           3%      $     106
Net Realized Investment
   Losses.......................         --        100%          (139)             --         100%           (139)
Claims Administration and
   Management Fees..............      2,971         (1)%        3,006           6,217          (1)%         6,273
Commission Income...............        521         28%           406             903          37%            658
Other Income....................          7         17%             6              15         (92)%           182
Intersegment Revenue............        240        (49)%          473             534         (39)%           872
                                 -----------                 -----------    -----------                 -----------
    Total Revenues..............$     3,781         (1)%    $   3,813      $    7,778          (2)%     $   7,952
                                 -----------                 -----------    -----------                 -----------

Claims Administration and
   Management Expenses..........$     3,726         (3)%    $   3,828      $    7,329          (3)%     $   7,523
Other Expenses..................        171         (8)%          185             361         (40)%           597
Intersegment Expense............         85        100%            --             171         100%             --
                                 -----------                 -----------    -----------                 -----------
    Total Expenses..............$     3,982         (1)%    $   4,013      $    7,861          (3)%     $   8,120
                                 -----------                 -----------    -----------                 -----------

        Loss Before Taxes.......       (201)        (1)%         (200)            (83)         51%           (168)
                                 -----------                 -----------    -----------                 -----------

        Net Loss ...............$      (127)         7%     $    (136)     $      (57)         53%      $    (120)
                                 ===========                ============    ===========                 ===========


Commission income in the second quarter of 2001 increased $0.1 million, or 28%, to $0.5 million at June 30, 2001, from $0.4 million at June 30, 2000. Commission income increased $0.2 million, or 37%, to $0.9 million for the six months ended June 30, 2001, from $0.7 million for the six months ended June 30, 2000. The increase in commission income is due to the addition of new service contracts during 2001 and increases in rates paid by insureds.

For the six months ended June 30, 2001, other expenses decreased 40%, to $0.4 million, from $0.6 million, for the six months ended June 30, 2000. The decrease in other expenses represents savings from the Company's disposition of non-core businesses during 2000.


Reciprocal Management
---------------------
The Company's reciprocal management segment is made up of Administrators for the Professions, Inc. ("AFP"), the Company's New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries, Inc. ("Intermediaries") and Group Data Corporation ("Group Data"). The segment also includes Professional Medical Administrators, LLC ("PMA"), a 70% owned subsidiary of the Company. AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance. Group Data acts as a broker in the placement of annuities for structured settlements. PMA provides brokerage and administration services for professional liability insurance programs.

Unaudited financial data for the Company's RM segment for the three months and six months ended June 30, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.


                                            Three Months Ended                           Six Months Ended
                                 ---------------------------------------    ---------------------------------------
                                    June 30,     Percentage   June 30,        June 30,     Percentage    June 30,
                                      2001        Change        2000            2001         Change        2000
                                 -----------   ------------  -----------    -----------   ------------  -----------
Net Investment Income........... $      122         198%    $      41      $     183           195%     $      62
Claims Administration and
   Management Fees..............      4,610           4%        4,429          8,577             4%         8,283
Commission Income...............        645        1012%           58            740            75%           424
Other Income....................         19         (93)%         267            291           (65)%          821
Intersegment Revenue............        960         243%          280          1,673           (46)%        3,126
                                 -----------                 -----------    -----------                 -----------
   Total Revenues............... $    6,356          25%    $   5,075      $  11,464           (10)%    $  12,716
                                 -----------                 -----------    -----------                 -----------

Claims Administration and
   Management Expenses.......... $    3,948          16%    $   3,409      $   7,938            17%     $   6,800
Other Expenses..................        543         (23)%         707          1,086           (13)%        1,250
Intersegment Expense............        111         100%           --            222           100%            --
                                 -----------                 -----------    -----------                 -----------
    Total Expenses.............. $    4,602          12%    $   4,116      $   9,246            15%     $   8,050
                                 -----------                 -----------    -----------                 -----------

    Income Before Taxes.........      1,754          83%          959          2,218          (52)%         4,666
                                 -----------                 -----------    -----------                 -----------

    Net Income ................. $    1,185         122%    $     534      $   1,429          (46)%     $   2,670
                                 ===========                 ===========    ===========                 ===========


Commission income in the second quarter of 2001 increased $0.5 million, to $0.6 million at June 30, 2001, from $0.06 million at June 30, 2000. Commission income increased $0.3 million, or 75%, to $0.7 million for the six months ended June 30, 2001, from $0.4 million for the six months ended June 30, 2000. The increase in commission income is due to commissions earned for brokerage services related to the placement of reinsurance for the Company's insurance subsidiaries.

Other income during the second quarter of 2001 decreased $0.3 million, or 93%, to $0.02 million at June 30, 2001, from $0.3 million at June 30, 2000. Other income declined $0.5 million, or 65%, to $0.3 million for the six months ended June 30, 2001, from $0.8 million for the six months ended June 30, 2000. The decline in other income resulted from a decrease in the statutory net income of PRI. In accordance with the management agreement between AFP and PRI, AFP receives 10% of PRI's statutory net income or loss. AFP also receives a management fee equal to 13% of PRI's written premiums, which is included in claims administration and management fees.

Claims administration and management expenses in the second quarter of 2001 increased $0.5 million, or 16%, to $3.9 million at June 30, 2001, from $3.4 million at June 30, 2000. Claims administration and management expenses for the six months ended June 30, 2001 increased $1.1 million, or 17%, to $7.9 million, from $6.8 million at June 30, 2000. The increase in claims administration and management expenses is due to additional commission expense incurred as a result of growth in brokerage and administration business at PMA related to program business written by First Professionals and assumed by PRI.



Selected Balance Sheet Items as of June 30, 2001
------------------------------------------------

Premiums receivable increased $12.0 million, to $43.2 million as of June 30, 2001, from $31.2 million as of December 31, 2000. The increase in premiums receivable is driven primarily by price increases on core MPL business and by the addition of MPL policyholders in Florida and Missouri.

Due from reinsurers on unpaid losses and advance premiums increased $10.6 million, to $68.3 million as of June 30, 2001, from $57.7 million as of December 31, 2000. The increase in due from reinsurers on unpaid losses and advance premiums is related to an increase in gross reserves for which reinsurance recoverables are established.

Ceded unearned premiums increased $12.8 million, to $22.9 million as of June 30, 2001, from $10.1 million as of December 31, 2000. The increase in ceded unearned premiums is primarily related to an increase in premiums written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers. Also contributing to the increase was a change in contract terms on one of the Company's large reinsurance agreements from ceding premium on an earned basis to a written basis.

Deferred policy acquisition costs increased $1.0 million to $7.1 million as of June 30, 2001 from $6.1 million as of December 31, 2000. The increase in deferred policy acquisition costs is due to growth in costs incurred related to the issuance of new insurance policies.

Goodwill and intangible assets decreased $1.2 million to $59.8 million as of June 30, 2001 from $61.0 million as of December 31, 2000. The decrease in goodwill and intangible assets is due to the amortization of the goodwill and intangible assets.

Federal income tax receivable decreased $2.8 million to $5.7 million as of June 30, 2001 from $8.5 million as of December 31, 2000. The decrease in federal income tax receivable is primarily attributable to the receipt of a federal tax refund related to the overpayment of estimated tax expense for the year 2000.

Other assets increased $6.9 million to $17.1 million as of June 30, 2001 from $10.2 million as of December 31, 2000. The increase in other assets is due to the sale of investments prior to June 30, 2001 for which a receivable from the broker was recorded. These investments were settled subsequent to June 30, 2001.

The liability for loss and LAE increased $13.6 million to $294.9 million as of June 30, 2001 from $281.3 million as of December 31, 2000. The increase in the liability for loss and LAE is primarily due to increases in net premiums earned and the establishment of reserves for the current book of business, taking into consideration expected loss trends and an appropriately conservative loss ratio. Gross reserves also increased due to the increase in ceded business for which reinsurance recoverables are established.

Unearned premiums increased $11.7 million, to $111.8 million as of June 30, 2001, from $100.1 million as of December 31, 2000. The increase in unearned premiums is related to growth in direct and assumed premiums written at the Company's insurance subsidiaries, as noted above.

Reinsurance payable increased $2.8 million, to $9.3 million as of June 30, 2001, from $6.5 million as of December 31, 2000. The increase in reinsurance payable is related to an increase in premiums written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers. Also contributing to the increase was a change in contract terms on one of the Company's large reinsurance agreements from ceding premium on an earned basis to a written basis.

Accrued expenses and other liabilities increased $4.5 million, to $23.1 million as of June 30, 2001, from $18.6 million as of December 31, 2000. The increase in accrued expenses and other liabilities is primarily attributable to the receipt of funds by the Company's RM segment for brokerage services that are payable to other insurance carriers.

Stock Repurchase Plans
----------------------
Under the Company's stock repurchase programs, shares may be repurchased at such times and in such amounts, as management deems appropriate. A decision whether or not to make additional repurchases will be based upon an analysis of the best use of the Company's capital and after consultation with the Company's lenders. Since the commencement of these repurchase programs, the Company has repurchased 853,500 shares at a cost of approximately $16 million. A total of 387,000 shares remain available to be repurchased under the programs.



Liquidity and Capital Resources
-------------------------------
The payment of losses, LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during the second quarter of 2001 to meet these needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increased use of managed care and adverse legislative changes. In order to compensate for such risk, the Company: (i) maintains what management considers to be adequate reinsurance; (ii) conducts regular actuarial reviews of loss and LAE reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

The Company maintains a $75.0 million revolving credit facility with four banks to meet certain non-operating cash needs as they may arise. As of June 30, 2001, the Company had borrowed $67.2 million under this facility. The credit facility terminates on January 4, 2002 and bears interest at various rates, primarily based upon the LIBOR rate plus 125 to 150 basis points. The Company anticipates that before such time, it will either replace the existing credit facility with a similar facility or obtain alternative financing. The Company is not required to maintain compensating balances in connection with this credit facility but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) the Company's funded debt to total capital plus funded debt cannot exceed 0.30:1 and b) net premiums written to statutory capital and surplus cannot exceed 2.0:1.

At June 30, 2001, the Company held approximately $17.9 million in investments scheduled to mature during the next twelve months, which combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As reported in the consolidated statement of cash flows, the Company generated positive net cash from operating activities of $7.0 million at June 30, 2001.

Dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. In 2001, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $11.3 million, without prior regulatory approval.

Accounting Pronouncements
-------------------------
Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS 133" ("FAS 138"). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. FAS 138 amended the accounting and reporting standards for certain derivative instruments and hedging activities under FAS 133. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements, but did increase total shareholders' equity by $124 thousand at January 1, 2001 as a cumulative effect of a change in accounting principle.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("FAS 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 replaces FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. Except as provided in paragraphs 20-25, FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes the adoption of FAS 140 will not have a significant impact on the Company's consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations." FAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001. FAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Management believes the adoption of FAS 141 will not have a significant impact on the Company's consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, ("FAS 142") "Goodwill and Other Intangible Assets." FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FAS 142 also addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. As issued, FAS 142 is effective for all fiscal years beginning after December 15, 2001. Management has not determined the impact of FAS 142 on the consolidated financial statements of the Company.


Item 3. Quantitative and Qualitative Disclosures About Market Risk:
-------------------------------------------------------------------
There have been no material changes in the reported market risks, as described in the Company's 2000 annual report on Form 10-K, since the end of the most recent fiscal year.

Part II - Other Information
---------------------------
Item 1.   Legal Proceedings - None
Item 2.   Changes in Securities and Use of Proceeds - None
Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders
          The Company's Annual Meeting of Shareholders (the "Meeting") was held on June 6, 2001. At the Meeting, the following items were passed by the vote shown.

                                                                                              Abstentions and
   I.     Directors Elected at the Meeting              For                Against           Broker non-votes
                                                     ----------          ----------          ----------------
          John K. Anderson                            6,975,607               --                    288,742
          James W. Bridges, M.D.                      6,947,736               --                    316,613
          John R. Byers                               6,307,460               --                    956,889
          J. Stewart Hagen, M.D.                      6,947,736               --                    316,613
          M.C. Harden, III                            6,962,839               --                    301,510

          Incumbent Directors continuing after the Meeting

          Gaston J. Acosta-Rua, M.D.            Richard J. Bagby, M.D.           Robert O. Baratta, M.D.
          Curtis E. Gause, D.D.S.               Louis C. Murray, M.D.            Guy T. Selander, M.D.
          David M. Shapiro, M.D.                James G. White, M.D.

          Subsequent to the Meeting, Gene C. Witherspoon was appointed as a director by the Company's Board of Directors on July 14, 2001. Under the terms of a management agreement pursuant to which APA Management, Inc. ("APAM") manages APAC, APAM has the right to designate a nominee to the Company's Board of Directors so long as the management agreement remains in effect. Frank Moya, M.D. served as APAM's designee on the Company's Board until his retirement from the Board upon the completion of his term ending in June 2001. Mr. Witherspoon has been appointed by the Board to serve until the 2002 Annual Meeting of Shareholders as APAM's designee to fill the vacancy created by Dr. Moya's retirement from the Board.

                                                                                             Abstentions and
   II.    Approve Amendments to                         For                Against           Broker non-votes
                                                     ----------          ----------          ----------------
             Director Stock Option Plan               5,772,428          1,408,504                83,417

   III.   Approve Amendments to
             Omnibus Incentive Plan                   5,469,721          1,687,129               107,499


Item 5.   Other Information - None
Item 6.   Exhibits and Reports on Form 8-K

        a)  The following exhibits are included herewith:
        ------------------------------------------------

           Exhibit 10(d) --  Director Stock Option Plan, an amended,
                             incorporated by reference to the Company's definitive proxy statement filed on April 30, 2001.

           Exhibit 10(e) --  Omnibus Incentive Plan, as amended, incorporated by reference to the Company's definitive proxy statement filed on April 30, 2001.


Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FPIC Insurance Group, Inc.

                                             /s/ Kim D. Thorpe
                                       -----------------------------------------
August 14, 2001                        Kim D. Thorpe, Executive Vice President
                                       and Chief Financial Officer  (a duly
                                       authorized officer and the principal
                                       financial officer of the registrant)