Form 10-Q
period 2001-09-30
FPIC INSURANCE GROUP INC
filed 2001-11-13
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________ to
         ___________.


Commission file number     1-11983
                       -------------

                           FPIC Insurance Group, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                  59-3359111
--------------------------------------        ----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)


      225 Water Street, Suite 1400, Jacksonville, Florida          32202
      ---------------------------------------------------    ------------------
          (Address of principal executive offices)              (Zip Code)

                                 (904) 354-2482
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 2, 2001, there were 9,384,755 shares of the registrant's common stock outstanding.

                           FPIC Insurance Group, Inc.
                                    Form 10-Q
                                      Index



                                                                            Page
                                                                            ----
Part I
Item 1.    Unaudited Consolidated Financial Statements of FPIC
           Insurance Group, Inc. and Subsidiaries
           o    Consolidated Balance Sheets................................   3
           o    Consolidated Statements of Income..........................   4
           o    Consolidated Statements of Comprehensive Income............   5
           o    Consolidated Statements of Changes in Shareholders' Equity.   6
           o    Consolidated Statements of Cash Flows......................   7
           o    Notes to the Unaudited Consolidated Financial Statements...   9
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  15
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......  24

Part II
Item 1.    Legal Proceedings...............................................  25
Item 2.    Changes in Securities and Use of Proceeds.......................  25
Item 3.    Defaults Upon Senior Securities.................................  25
Item 4.    Submission of Matters to a Vote of Security Holders.............  25
Item 5.    Other Information...............................................  25
Item 6.    Exhibits and Reports on Form 8-K................................  25

                           FPIC INSURANCE GROUP, INC.

      Consolidated Balance Sheets (in thousands, except common share data)

                 As of September 30, 2001 and December 31, 2000

                                                                                   (unaudited)
                                                                                      2001              2000
                                                                                 ----------------  ----------------

Assets

    Cash and cash equivalents                                                 $       86,079      $     18,967
    Bonds and U.S. Government securities, available for sale                         337,842           385,513
    Equity securities, available for sale                                                  8               555
    Other invested assets, at equity                                                   2,713             3,134
    Other invested assets, at cost                                                    11,182            11,388
    Real estate investments                                                            4,343             4,398
                                                                                 ----------------  ----------------
             Total cash and investments                                              442,167           423,955

    Premiums receivable, net                                                          60,523            36,300
    Accrued investment income                                                          5,742             5,932
    Reinsurance recoverable on paid losses                                             6,352             7,919
    Due from reinsurers on unpaid losses and advance premiums                         70,901            57,698
    Ceded unearned premiums                                                           35,074            10,107
    Property and equipment, net                                                        4,015             4,295
    Deferred policy acquisition costs                                                  7,372             5,967
    Deferred income taxes                                                             16,047            18,271
    Finance charge receivable                                                            350               471
    Prepaid expenses                                                                   1,808             1,662
    Goodwill and intangible assets, net                                               59,124            60,869
    Federal income tax receivable                                                      5,781             8,519
    Other assets                                                                       8,504            10,233
                                                                                 ----------------  ----------------
                  Total assets                                                $      723,760      $    652,198
                                                                                 ================  ================

Liabilities and Shareholders' Equity

    Loss and loss adjustment expenses                                         $      298,975      $    281,295
    Unearned premiums                                                                137,437           100,066
    Reinsurance payable                                                               19,962             6,518
    Paid in advance and unprocessed premiums                                           3,231             6,146
    Revolving credit facility                                                         37,000            67,219
    Term loan                                                                         17,500                --
    Accrued expenses and other liabilities                                            27,213            18,427
                                                                                 ----------------  ----------------
             Total liabilities                                                       541,318           479,671
                                                                                 ----------------  ----------------

    Commitments and contingencies (Note 7)

    Common stock, $.10 par value, 50,000,000 shares authorized;
       9,384,755 and 9,380,353 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively                            938               938
    Additional paid-in capital                                                        37,808            37,827
    Unearned compensation                                                                (10)             (105)
    Accumulated other comprehensive income                                             4,428               968
    Retained earnings                                                                139,278           132,899
                                                                                 ----------------  ----------------
             Total shareholders' equity                                              182,442           172,527
                                                                                 ----------------  ----------------
                  Total liabilities and shareholders' equity                  $      723,760      $    652,198
                                                                                 ================  ================



See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

 Consolidated Statements of Income (in thousands, except per common share data)


                                                                           (unaudited)
                                                         ------------------------------------------------
                                                             Three months              Nine months
                                                         Sept. 30,  Sept. 30,    Sept. 30,    Sept. 30,
                                                           2001        2000         2001        2000
                                                         ---------- -----------  ----------- ------------

Revenues
    Net premiums earned                                $ 29,686      29,868     $  96,005       92,420
    Net investment income                                 5,803       6,490        18,431       18,703
    Net realized investment gains (losses)                  673          52           293          (58)
    Claims administration and management fees             9,673       7,873        24,467       22,429
    Commission income                                     2,247       1,839         3,912        2,996
    Finance charge and other income                         230         785           902        2,366
                                                         ---------- -----------  ----------- ------------
         Total revenues                                $ 48,312      46,907     $ 144,010      138,856
                                                         ---------- -----------  ----------- ------------

Expenses
    Net losses and loss adjustment expenses            $ 27,301      23,138     $  90,042       73,831
    Other underwriting expenses                           6,775       5,302        16,683       13,616
    Claims administration and management expenses         8,610       8,129        23,877       22,616
    Interest expense                                        983         935         3,321        3,189
    Other expenses                                        1,000       2,723         2,938        5,190
                                                         ---------- -----------  ----------- ------------
         Total expenses                                $ 44,669      40,227     $ 136,861      118,442
                                                         ---------- -----------  ----------- ------------

         Income before income taxes                       3,643       6,680         7,149       20,414

    Income taxes                                            544       1,754           894        5,633
                                                         ---------- -----------  ----------- ------------

         Net income                                    $  3,099       4,926     $   6,255       14,781
                                                         ========== ===========  =========== ============



Basic earnings per common share                        $   0.33        0.52     $    0.67         1.56
                                                         ========== ===========  =========== ============

Diluted earnings per common share                      $   0.33        0.51     $    0.66         1.54
                                                         ========== ===========  =========== ============


Basic weighted average common shares outstanding          9,405       9,493         9,400        9,503
                                                         ========== ===========  =========== ============

Diluted weighted average common shares outstanding        9,521       9,572         9,473        9,616
                                                         ========== ===========  =========== ============



See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

         Consolidated Statements of Comprehensive Income (in thousands)


                                                                            (unaudited)
                                                               -------------------------------------------
                                                                  Three months           Nine months
                                                               Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                                                 2001       2000       2001       2000
                                                               ---------  ---------  ---------- ----------

Net income                                                    $  3,099      4,926    $  6,255     14,781
                                                               ---------  ---------   ---------  ---------

Other comprehensive income
    Unrealized holding gains on securities arising
        during period                                            5,934      4,379       9,182      7,038
    Unrealized holding losses on derivative financial
        instruments arising during the period                   (2,094)        --      (3,393)       --
    Income tax expense related to unrealized gains
        and losses                                              (1,674)    (1,658)     (2,329)    (2,751)
                                                               ---------  ---------   ---------  ---------

    Other comprehensive income                                   2,166      2,721       3,460      4,287
                                                               ---------  ---------   ---------  ---------

Comprehensive income                                          $  5,265      7,647    $  9,715     19,068
                                                               =========  =========   =========  =========





See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

    Consolidated Statements of Changes in Shareholders' Equity (in thousands)

  For the Nine Months Ended September 30, 2001 and Year Ended December 31, 2000



                                                                              Accumulated
                                                                  Additional    Other
                                                         Common    Paid-in   Comprehensive  Retained     Unearned
                                                         Stock     Capital   Income (Loss)  Earnings    Compensation   Total
                                                        --------  ---------- -------------  ----------  ------------ ----------
Balances at December 31, 1999                          $  962       41,858      (8,495)     132,285         (231)     166,379

   Net income                                              --           --          --          614           --          614

   Compensation earned on options                          --           --          --           --          126          126

   Unrealized gain on debt and equity securities, net      --           --       9,463           --           --        9,463

   Repurchase of shares, net                              (24)      (4,031)         --           --           --       (4,055)

                                                        --------  ---------- -------------  ----------  ------------ ----------
Balances at December 31, 2000                          $  938       37,827         968      132,899         (105)     172,527
                                                        ========  ========== =============  ==========  ============ ==========

   Net income                                              --           --          --        6,255           --        6,255

   Compensation earned on options                          --           --          --           --           95           95

   Cumulative effect of change in accounting
        principle (Note 1)                                 --           --          --          124           --          124

   Unrealized loss on derivative financial
        instruments, net                                   --           --      (2,266)          --           --       (2,266)

   Unrealized gain on debt and equity
        securities, net                                    --           --       5,726           --           --        5,726

   Repurchase of shares, net                               --          (19)         --           --           --          (19)

                                                        --------  ---------- -------------  ----------  ------------ ----------
Balances at September 30, 2001 (unaudited)             $  938       37,808       4,428      139,278          (10)     182,442
                                                        ========  ========== =============  ==========  ============ ==========






See accompanying notes to the unaudited consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)


                                                                                                  (unaudited)
                                                                                       ---------------------------------
                                                                                         Nine months ended Sept. 30,
                                                                                            2001              2000
                                                                                       ----------------  ---------------
Cash flows from operating activities:
    Net income                                                                        $    6,255        $    14,781
    Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation and amortization                                                     3,537              2,844
         Realized (gain) loss on investments                                                (293)                58
         Realized loss on sale of property and equipment                                       8                 --
         Noncash compensation                                                                 95                 95
         Net loss from equity investments                                                    516                180
         Deferred income tax expense (benefit)                                               110             (1,320)
            Changes in assets and liabilities:
              Premiums receivable, net                                                   (24,223)           (12,511)
              Accrued investment income, net                                                 190             (1,624)
              Reinsurance recoverable on paid losses                                       1,567              7,433
              Reinsurance recoverable on unpaid losses                                   (13,203)           (15,943)
              Ceded unearned premium                                                     (24,967)             3,372
              Reinsurance payable                                                         13,444              2,402
              Deferred policy acquisition costs                                           (1,405)            (3,902)
              Prepaid expenses and finance charge receivable                                 (25)              (521)
              Other assets and accrued expenses and other liabilities                      7,055             (3,072)
              Loss and loss adjustment expenses                                           17,680              6,812
              Unearned premiums                                                           37,371             10,445
              Paid in advance and unprocessed premiums                                    (2,915)            (4,300)
              Federal income tax receivable                                                2,738              4,039
                                                                                       ----------------  ---------------
                 Net cash provided by operating activities                                23,535              9,268
                                                                                       ----------------  ---------------

Cash flows from investing activities:
    Proceeds from sale or maturity of bonds and U.S. Government securities               120,430             37,358
    Purchase of bonds and U.S. Government securities                                     (63,039)           (42,189)
    Purchase of goodwill and intangible assets                                                --             (1,896)
    Proceeds from sale of real estate investments                                             --                275
    Purchase of real estate investments                                                     (112)                --
    Proceeds from sale of other invested assets                                               51                 --
    Purchase of other invested assets                                                         --               (889)
    Purchase of property and equipment, net                                               (1,016)            (1,213)
    Proceeds from sale of subsidiary                                                          --                185
                                                                                       ----------------  ---------------
                 Net cash provided by (used in) investing activities                      56,314             (8,369)
                                                                                       ----------------  ---------------

Cash flows from financing activities:
    (Repayments) borrowings under revolving credit facility                              (12,719)             4,500
    Repurchase of common stock, net                                                          (18)            (3,023)
                                                                                       ----------------  ---------------
                 Net cash (used in) provided by financing activities                     (12,737)             1,477
                                                                                       ----------------  ---------------

                 Net increase in cash and cash equivalents                                67,112              2,376

Cash and cash equivalents at beginning of period                                          18,967              6,830
                                                                                       ----------------  ---------------

Cash and cash equivalents at end of period                                           $    86,079       $      9,206
                                                                                       ================  ===============


See accompanying notes to the unaudited consolidated financial statements.

Continued

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)


                                                                                                (unaudited)
                                                                                     ---------------------------------
                                                                                       Nine months ended Sept. 30,
                                                                                          2001             2000
                                                                                     ---------------  ----------------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                                                  $      4,567      $     3,769
                                                                                     ===============  ================
         Federal Income Taxes                                                      $        540      $     2,950
                                                                                     ===============  ================

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

        Assumed unearned premiums                                                  $         --      $    33,749
        Reduction in net goodwill and intangible assets                                      --           13,205
        Receipt of bonds                                                                     --          (44,194)
                                                                                     ---------------  ----------------
        Net cash received                                                          $         --      $     2,760
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

     Effective January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS 133." FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. FAS 138 amended the accounting and reporting standards for certain derivative instruments and hedging activities under FAS 133. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements, but did increase total shareholders' equity by $124 at January 1, 2001, as a cumulative effect of a change in accounting principle.

2.   Investments
     Data with respect to debt and equity securities, available for sale, are shown below.

                                                    Sept 30,         Dec 31,
                                                      2001             2000
                                                 ---------------  --------------
        Amortized cost of investments
          in debt and equity securities         $   327,040      $   384,440

                                                    Sept 30,         Sept 30,
                                                      2001             2000
                                                 ---------------  --------------
        Proceeds from sales and maturities      $    120,430     $    37,358
        Gross realized gains                    $      2,029     $       133
        Gross realized losses                   $     (1,680)    $      (158)

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

3.   Revolving Credit Facility and Term Loan
     On August 31, 2001, the Company entered into a Revolving Credit and Term Loan Agreement (the "credit facility") with five financial institutions. The initial aggregate principal amount of the new

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

     credit facility is $55 million, including (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and which the Company has the right to increase up to $47.5 million by securing additional lenders to participate in the facility; and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million commencing on December 31, 2001.

     Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus an initial margin of 2.25 percentage points, which may be reduced to a minimum of 1.75 percentage points as the Company reduces its outstanding indebtedness. The credit facility replaced a $75 million revolving credit facility that was entered into by the Company in January 1999, which would have matured on January 4, 2002. Approximately $67.2 million of principal was outstanding under the prior facility. The Company used available funds to pay down the difference between the outstanding principal amount of the prior facility and the initial amount of the new facility. As of September 30, 2001 and December 31, 2000, the interest rates on the new facility and the previous facility were 5.83% and 7.78%, respectively.

     The Company is not required to maintain compensating balances in connection with these credit facilities but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) total debt to cash flow available for debt service cannot be less than 4.25:1 initially; b) combined net premiums written to combined statutory capital and surplus cannot exceed 2.0:1; c) the fixed charge coverage ratio cannot be less than 2.50:1 and d) funded debt to total capital plus funded debt cannot exceed 0.27:1. The credit facility, which contains minimum equity and risk-based capital requirements, is guaranteed by, and collateralized by the common stock of, certain subsidiaries.

4.   Derivative Financial Instruments
     In connection with the Company's credit facility entered into on August 31, 2001, the Company also replaced its interest rate swaps (the "previous swaps"). Related to the previous swaps, the Company had recorded an unrealized loss associated with changes in fair value, which is included in accumulated other comprehensive income as a component of shareholders' equity. The unrealized loss is being amortized into income over the term of the previous swaps which would have expired January 2, 2004.

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

     The swap agreements in effect at September 30, 2001 are as follows:

           Notional                               Receive             Pay
            Amount          Maturities            Rate (1)            Rate
         ------------      --------------      ------------       ------------
        $  55,000           08/31/2004             3.58%              6.45%
        $  17,500           08/31/2004             3.58%              5.97%

     (1) Based on three-month LIBOR

     The following is a summary of the Company's interest risk management strategy and the effect of this strategy on the Company's consolidated financial statements:

     Under the swap agreements, the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts on the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contract.

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

     The Company formally documents the relationships between the hedging instruments and the revolving credit facility. The Company also assesses the effectiveness of the hedging instruments on a quarterly basis. If it is determined that the swap agreements are no longer highly effective, the change in the fair value of the hedging instrument would be included in earnings rather than comprehensive income. For the nine months ended September 30, 2001, the net gain or loss on the ineffective portion of the swap agreements was not material.

5.    Reconciliation of Basic and Diluted Earnings Per Common Share
      Data with respect to the Company's basic and diluted earnings per common share are shown below.

                                                             Three Months Ended                Nine Months Ended
                                                       --------------------------------   -----------------------------
                                                         09/30/2001       09/30/2000       09/30/2001      09/30/2000
                                                       ---------------- ---------------   --------------  -------------
      Net income and income from continuing
         operations                                  $       3,099           4,926      $     6,255         14,781
                                                       ================ ===============   ==============  =============

     Basic weighted average shares outstanding               9,405           9,493            9,400          9,503
     Common stock equivalents                                  116              79               73            113
                                                       ---------------- ---------------   --------------  -------------
     Diluted weighted average shares outstanding             9,521           9,572            9,473          9,616
                                                       ================ ===============   ==============  =============

     Basic earnings per common share                 $        0.33            0.52      $      0.67           1.56
                                                       ================ ===============   ==============  =============
     Diluted earnings per common share               $        0.33            0.51      $      0.66           1.54
                                                       ================ ===============   ==============  =============

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

6.   Segment Information
     The business segments presented in this document have been determined in accordance with the provisions of FAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." The Company has three main operating segments as follows: insurance, third party administration ("TPA"), and reciprocal management ("RM"). Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it.

     Through its four insurance subsidiaries, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company provides TPA services through its subsidiaries that market and administer self-insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance. In addition, the Company provides reciprocal management services, brokerage and administration services for reinsurance programs and brokerage services for the placement of annuities in structured settlements. The Company evaluates a segment's performance based on net income. All segments are managed separately as each business requires different technology and marketing strategies. Consolidating information by segment is summarized in the tables below.

                                             As of         As of
          Identifiable Assets               9/30/01       12/31/00
                                       --------------- ---------------
          Insurance                      $  655,704        583,124
          TPA                                14,204         16,565
          RM                                 64,550         62,864
          Intersegment Eliminations         (10,698)       (10,355)
                                       --------------- ---------------
            Total Assets                 $  723,760        652,198
                                       =============== ===============

                                           Three Months Ended                Nine Months Ended
                                     -------------------------------   -------------------------------
                                        9/30/01         9/30/00           9/30/01         9/30/00
                                     --------------- ---------------   --------------- ---------------
          Total Revenues
          Insurance                      $   36,429     36,609        $   115,482         111,884
          TPA                                 4,439      4,756             12,220          12,711
          RM                                  8,498      7,388             19,962          20,104
          Intersegment Eliminations          (1,054)    (1,846)            (3,654)         (5,843)
                                     --------------- ---------------   --------------- ---------------
            Total Revenues               $   48,312     46,907        $   144,010         138,856
                                     =============== ===============   =============== ===============

          Net Income
          Insurance                      $    1,094      3,003        $     2,878          10,308
          TPA                                   403        383                346             263
          RM                                  1,602      1,540              3,031           4,210
                                     --------------- ---------------   --------------- ---------------
            Total Net Income             $    3,099      4,926        $     6,255          14,781
                                     =============== ===============   =============== ===============


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

8.  New Accounting Pronouncements
    In September 2000, the Financial Accounting Standards Board ("FASB") issued FAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 replaces FAS 125 and revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the prior statements provisions without reconsidera-tion. Except as provided in paragraphs 20-25, FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes the adoption of FAS 140 will not have a significant impact on the Company's consolidated financial statements.

    In June 2001, the FASB issued FAS 141 "Business Combinations." FAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001 and requires that all intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Management believes the adoption of FAS 141 will not have a significant impact on the Company's consolidated financial statements.

    In June 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets." FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company will adopt FAS 142 on January 1, 2002, after which the Company's earnings will not be impacted by goodwill amortization. Impairment testing is required during the first year of adoption and any impairment losses resulting from such testing will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2002. While the Company has determined that its goodwill and other intangible assets are not impaired under current standards, the Company has not yet determined if the impairment testing under FAS 142 will require a write-down of such assets.

    In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of FAS 143 will not have a significant impact on the Company's consolidated financial statements.

    In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The proposed standard provides a unified model for all assets to be disposed of, including the disposal of segments of a business currently accounted for under APB Opinion No. 30. FAS 144 also resolves the implementation issues and inconsistencies in accounting for assets to be disposed of raised by FAS 121 and covers the reporting of discontinued operations. The standard supersedes FAS 121 while retaining the recognition and measurement provisions of FAS 121 for long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)


    Management believes the adoption of FAS 144 will not have a significant impact on the Company's consolidated financial statements.

9.   Reclassification
     Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

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

Safe Harbor Disclosure
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal developments, (iv) the uncertainties of the loss reserving process, (v) the actual amount of new and renewal business and market acceptance of expansion plans, (vi) the loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) the ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (x) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for the Company's capital and the risk of undisclosed liabilities, (xi) developments in global financial markets that could affect the Company's investment portfolio and financing plans, (xii) risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally and, (xiii) developments in reinsurance markets that could affect the Company's reinsurance program.

The words "believe," "anticipate," "foresee," "estimate," "project," "plan," "expect," "intend," "hope," "will likely result" or "will continue" and variations thereof or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
Net income for the third quarter 2001 totaled $3.1 million, or $0.33 per diluted share, compared with net income of $4.9 million, or $0.51 per diluted share, for the same period in 2000. Net income for the nine months ended September 30, 2001, totaled $6.3 million, or $0.66 per diluted share, compared with net income of $14.8 million, or $1.54 per diluted share, for the nine months ended September 30, 2000. While improved pricing and growth in policyholders, during the first nine months of 2001, have generated consistent top-line growth, more conservative reserving policies relative to expected loss trends instituted during 2001 have, as anticipated, resulted in lower margins and a decline in net income as compared to last year.

Total revenues for the third quarter 2001 increased 3%, to $48.3 million, from $46.9 million for the third quarter 2000. Total revenues for the nine months ended September 30, 2001 increased 4%, to $144.0 million, from $138.9 million for the nine months ended September 30, 2000. Revenue growth was driven primarily by price improvements and the addition of medical professional liability ("MPL") policyholders, primarily in Florida and Missouri. Commission income earned by the Company's non-insurance subsidiaries in New York and Florida also experienced growth.

Total expenses for the third quarter 2001 increased 11%, to $44.7 million, from $40.2 million in the third quarter of 2000. Total expenses for the nine months ended September 30, 2001 increased 16%, to $136.9 million, from $118.4 million for the nine months ended September 30, 2000. Net losses and LAE incurred for the nine months ended September 30, 2001, increased $16.2 million over the first nine months of 2000. The increase reflects a more conservative reserving policy instituted during the first nine months of 2001, taking into consideration expected loss trends with minimal credit or reduction for improving prices. Other underwriting expenses also contributed to the increase in total expenses, primarily as a result of ongoing enhancements made to the Company's financial and reporting systems and the recognition of additional administrative, advertising and business development expenses.

Insurance Segment
The Company's insurance segment is made up of its four insurance subsidiaries, First Professionals Insurance Company, Inc. ("First Professionals"), Anesthesiologists Professional Assurance Company ("APAC") and The Tenere Group, Inc. ("Tenere") companies of Intermed Insurance Company ("Intermed") and Interlex Insurance Company ("Interlex"). Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it. Unaudited financial data for the Company's insurance segment for the three months and nine months ended September 30, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.

                                               Three Months Ended                      Nine Months Ended
                                     -------------------------------------  ----------------------------------------
                                      Sept 30,   Percentage     Sept 30,      Sept 30,   Percentage       Sept 30,
                                        2001       Change         2000         2001        Change          2000
                                     -------------------------------------  ----------------------------------------
Direct and Assumed
    Premiums Written               $   73,005        34%       $  54,610     $ 175,120        6%        $  165,689
                                    ===========                 ===========   ==========                 ============
Net Premiums Written               $   43,194        10%       $  39,176     $ 108,410      -20%        $  136,149
                                    ===========                 ===========   ==========                 ============

Net Premiums Earned                $   29,686        -1%       $  29,868     $  96,005        4%        $   92,420
Net Investment Income                   5,669       -10%           6,329        18,005       -2%            18,372
Net Realized Investment Gains             673      1194%              52           293      262%                81
Commission Income                          27       -31%              39            47      -58%               113
Finance Charge and Other
    Income                                178       -45%             321           543      -40%               898
Intersegment Revenue                      196       100%              --           589      100%                --
                                    -----------                 -----------   ----------                 ------------
    Total Revenues                 $   36,429         0%       $  36,609     $ 115,482        3%        $  111,884
                                    -----------                 -----------   ----------                 ------------
Net Losses and LAE                 $   27,301        18%       $  23,138     $  90,042       22%        $   73,831
Other Underwriting Expense              6,775        28%           5,302        16,683       23%            13,616
Interest Expense                          983         5%             935         3,321        4%             3,189
Other Expense                             260       -85%           1,765           751      -71%             2,548
Intersegment Expense                      859       -53%           1,845         3,065      -48%             5,843
                                    -----------                 -----------   ----------                 ------------
    Total Expenses                 $   36,178        10%       $  32,985     $ 113,862       15%        $   99,027
                                    -----------                 -----------   ----------                 ------------

       Income Before Taxes                251       -93%           3,624         1,620      -87%            12,857

                                    -----------                 -----------   ----------                 ------------
     Net Income                    $    1,094       -64%       $   3,003     $   2,878      -72%        $   10,308
                                    ===========                 ===========   ==========                 ============


Direct and assumed premiums written increased 34%, to $73.0 million for the three months ended September 30, 2001, from $54.6 million for the three months ended September 30, 2000. The increase in direct and assumed premiums written is primarily the result of an increase in the number of MPL policyholders and the effect of rate increases on the Company's core MPL lines. In addition to the rate increases taken by the Company's MPL insurers in late 2000 and early 2001, the Company's MPL insurers have taken or will take significant additional rate increases in 2001. A portion of the increase in direct premiums written was also attributable to fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers. The increase in premiums written was offset by declines in MPL assumed premiums written and group A&H premiums written.

Direct and assumed premiums written increased 6%, to $175.1 million for the nine months ended September 30, 2001, from $165.7 million for the nine months ended September 30, 2000. Excluding the effects of the non-recurring portion of the assumed premiums under the 100% quota share reinsurance agreement written in the first quarter of 2000 between the Company's insurance subsidiaries and Physicians' Reciprocal Insurers ("PRI") of approximately $34 million, direct and assumed premiums written increased $43.4 million.

Net premiums earned was $29.7 million for the three months ended September 30, 2001 compared to $29.9 million for the three months ended September 30, 2000. Net premiums earned increased 4%, to $96.0 million for the nine months ended September 30, 2001, from $92.4 million for the nine months ended September 30, 2000. The increase in net premiums earned is less than the increase in direct premiums written for the same period, due primarily to the inherent lag between written and earned premiums. In addition, as noted above, direct premiums written include premiums written under fronting agreements for which a relatively small portion of business is retained and therefore only a small portion of premium is ultimately earned.

Net investment income decreased 10%, to $5.7 million for the three months ended September 30, 2001, from $6.3 million for the three months ended September 30, 2000. Net investment income decreased 2%, to $18.0 million for the nine months ended September 30, 2001, from $18.4 million for the nine months ended September 30, 2000. The decrease in net investment income is primarily the result of lower investment returns on the Company's investment portfolio as market yields have declined during 2001. The effects of declining yields have been offset to some degree by growth in cash and invested assets resulting from growth in insurance revenues.

Net realized investment gains increased $0.7 million, to $0.7 million for the three months ended September 30, 2001, from $0.05 million for the three months ended September 30, 2000. Net realized investment gains increased $0.2 million, to $0.3 million for the nine months ended September 30, 2001, from $0.08 million for the nine months ended September 30, 2000. The Company engaged new professional investment managers during the third quarter of 2001 as part of its overall investment strategy. While the Company's investment strategy remains focused on high quality, fixed income securities, it does plan some changes in its present asset allocation to take advantage of changing market conditions. The increase in net realized investment gains is attributable to the liquidation of investments during the third quarter associated with the reallocation of the Company's investment portfolio.

Finance charge and other income declined 45%, to $0.2 million for the three months ended September 30, 2001, from $0.3 million for the three months ended September 30, 2000. Finance charge and other income decreased 40%, to $0.5 million for the nine months ended September 30, 2001, from $0.9 million for the nine months ended September 30, 2000. The decline in finance charge and other income is due to the Company's decision to cease the separate assessment of finance charges on its Florida MPL policies.

Net losses and LAE incurred increased 18%, to $27.3 million for the three months ended September 30, 2001, from $23.1 million for the three months ended September 30, 2000. The loss ratios for such periods were 92% and 77%, respectively. Net losses and LAE incurred increased 22%, to $90.0 million for the nine months ended September

30, 2001, from $73.8 million for the nine months ended September 30, 2000. The loss ratios for such periods were 94% and 80%, respectively. The increase in net losses and LAE incurred is the result of recognition of expected loss trends and increases in net premiums earned. This was partially offset by a decline in the Company's group A&H business corresponding with the withdrawal from its group A&H programs.

Other underwriting expenses increased 28%, to $6.8 million for the three months ended September 30, 2001, from $5.3 million for the three months ended September 30, 2000. Other underwriting expenses increased 23%, to $16.7 million for the nine months ended September 30, 2001, from $13.6 million for the nine months ended September 30, 2000. The increase in other underwriting expenses is primarily attributable to an increase in advertising and business development expenses and expenses incurred to improve the financial and reporting systems used by the Company. The Company also recognized additional administrative expenses and loan-related fees.

Other expenses declined 85%, to $0.3 million for the three months ended September 30, 2001, from $1.8 million for the three months ended September 30, 2000. Other expenses declined 71%, to $0.8 million for the nine months ended September 30, 2001, from $2.5 million for the nine months ended September 30, 2000. The decline in other expenses is due to a severance charge of $1.5 million that the Company incurred during the third quarter of 2000, which did not recur during the current year.

Reciprocal Management Segment
The Company's reciprocal management segment is made up of Administrators for the Professions, Inc. ("AFP"), the Company's New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries, Inc. ("Intermediaries") and Group Data Corporation ("Group Data"). AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance. Group Data acts as a broker in the placement of annuities for structured settlements. The segment also includes Professional Medical Administrators, LLC ("PMA"), a 70% owned subsidiary of the Company. PMA provides brokerage and administration services for professional liability insurance programs. Unaudited financial data for the Company's reciprocal management segment for the three months and nine months ended September 30, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.

                                               Three Months Ended                    Nine Months Ended
                                    ------------------------------------  --------------------------------------
                                     Sept 30,  Percentage     Sept 30,     Sept 30,   Percentage      Sept 30,
                                       2001      Change         2000         2001       Change         2000
                                    ------------------------------------  --------------------------------------
Net Investment Income             $    103         10%     $     94      $    286         82%      $     157
Claims Administration and
    Management Fees                  6,553         45%        4,531        15,129         18%         12,814
Commission Income                    1,042         30%          802         1,783         45%          1,226
Other Income                            46        -89%          404           337        -72%          1,225
Intersegment Revenue                   754        -52%        1,557         2,427        -48%          4,682
                                    -----------              -----------   -----------               ------------
   Total Revenues                 $  8,498         15%     $  7,388      $ 19,962         -1%      $  20,104
                                    -----------              -----------   -----------               ------------

Claims Administration and
    Management Expenses           $  4,855         10%     $  4,415      $ 12,793         12%      $  11,379
Other Expense                          543          0%          543         1,629          0%          1,629
Intersegment Expense                   111        100%           --           333        100%             --
                                    -----------              -----------   -----------               ------------
    Total Expenses                $  5,509         11%     $  4,958      $ 14,755         13%      $  13,008
                                    -----------              -----------   -----------               ------------

      Income Before Taxes            2,989         23%        2,430         5,207        -27%          7,096

                                    -----------              -----------   -----------               ------------
      Net Income                  $  1,602         4%      $  1,540      $  3,031        -28%     $    4,210
                                    ===========              ===========    ==========               ============

Net investment income increased 10%, to $0.1 million for the three months ended September 30, 2001, from $0.09 for the three months ended September 30, 2000. Net investment income increased 82%, to $0.3 million for the nine months ended September 30, 2001, from $0.2 million for the nine months ended September 30, 2000. The increase in net investment income is primarily due to growth in operating cash flows available for investment.

Claims administration and management fees increased 45%, to $6.6 million for the three months ended September 30, 2001, from $4.5 million for the three months ended September 30, 2000. Claims administration and management fees increased 18%, to $15.1 million for the nine months ended September 30, 2001, from $12.8 million for the nine months ended September 30, 2000. The increase in claims administration and management fees is due to an increase in the premiums written by PRI. In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI's written premiums, with an adjustment for expected return premiums, plus 10% of PRI's statutory income or loss.

Commission income in the third quarter of 2001 increased 30%, to $1.0 million for the three months ended September 30, 2001, from $0.8 million for the three months ended September 30, 2000. Commission income increased 45%, to $1.8 million for the nine months ended September 30, 2001, from $1.2 million for the nine months ended September 30, 2000. The increase in commission income is due to commissions earned for brokerage services related to the placement of reinsurance.

Other income decreased 89%, to $0.05 million for the three months ended September 30, 2001, from $0.4 million for the three months ended September 30, 2000. Other income decreased 72%, to $0.3 million for the nine months ended September 30, 2001, from $1.2 million for the nine months ended September 30, 2000. The decrease in other income is the result of lower statutory net income at PRI compared to the prior year. As noted above, in accordance with the management agreement between AFP and PRI, AFP receives 10% of PRI's statutory net income or loss.

Claims administration and management expenses increased 10%, to $4.9 million for the three months ended September 30, 2001, from $4.4 million for the three months ended September 30, 2000. Claims administration and management expenses increased 12%, to $12.8 million for the nine months ended September 30, 2001, from $11.4 million for the nine months ended September 30, 2000. The increase in claims administration and management expenses is primarily attributable to an increase in commission expense incurred as a result of growth in brokerage and administration business at PMA. The Company also incurred additional brokerage expense related to the acquisition of a book of business for PRI. Under the terms of the management agreement between AFP and PRI, AFP is responsible for brokerage costs incurred by PRI.

Third Party Administration Segment
The Company's third party administration ("TPA") segment is made up of McCreary Corporation and its subsidiary Employers Mutual, Inc. Unaudited financial data for the Company's TPA segment for the three months and nine months ended September 30, 2001 and 2000 are summarized in the table below. Dollar amounts are in thousands.

                                                Three Months Ended                     Nine Months Ended
                                      ------------------------------------  ----------------------------------------
                                       Sept 30,  Percentage      Sept 30,     Sept 30,   Percentage       Sept 30,
                                        2001       Change         2000          2001       Change          2000
                                      ------------------------------------  ----------------------------------------
Net Investment Income               $    31         -54%     $      67     $      140        -20%     $      174
Net Realized Investment Losses           --           0%            --             --        100%           (139)
Claims Administration and
    Management Fees                   3,120          -7%         3,342          9,338         -3%          9,615
Commission Income                     1,178          18%           998          2,082         26%          1,657
Other Income                              6         -90%            60             22        -91%            243
Intersegment Revenue                    104         -64%           289            638        -45%          1,161
                                      ----------                ----------  -------------               ------------
    Total Revenues                  $ 4,439          -7%      $  4,756     $   12,220         -4%     $   12,711
                                      ----------                ----------  -------------               ------------

Claims Administration and
    Management Expenses             $ 3,755           1%      $  3,714     $   11,084         -1%     $   11,237
Other Expense                           197         -53%           415            558        -45%          1,013
Intersegment Expense                     85         100%            --            256        100%             --
                                      ----------                ----------  -------------               ------------
    Total Expenses                  $ 4,037          -2%      $  4,129     $   11,898         -3%     $   12,250
                                      ----------                ----------  -------------               ------------

      Income Before Taxes               402         -36%           627            322        -30%            461

                                      ----------                ----------  -------------               ------------
      Net Income                    $   403           5%      $    383     $      346         32%     $      263
                                      ==========                ==========  =============               ============


Claims administration and management fees declined 7%, to $3.1 million for the three months ended September 30, 2001, from $3.3 million for the three months ended September 30, 2000. Claims administration and management fees declined 3%, to $9.3 million for the nine months ended September 30, 2001, from $9.6 million for the nine months ended September 30, 2000. The decline in claims administration and management fees is due to the termination of non-profitable contracts at the Company's Albuquerque division. Excluding the effects of the terminated contracts, claims administration and management fees increased $0.4 million for the nine months ended September 30, 2001, as compared to the same period in 2000.

Commission income for the third quarter increased 18%, to $1.2 million for the three months ended September 30, 2001, from $1.0 million for the three months ended September 30, 2000. Commission income increased 26%, to $2.1 million for the nine months ended September 30, 2001, from $1.7 million for the nine months ended September 30, 2000. The increase in commission income is due to increases in the underlying rates paid by customers for reinsurance being placed in alternative markets by the TPA segment.

Other expenses decreased 53%, to $0.2 million for the three months ended September 30, 2001, from $0.4 million for the three months ended September 30, 2000. Other expenses decreased 45%, to $0.6 million for the nine months ended September 30, 2001, from $1.0 million for the nine months ended September 30, 2000. The decrease in other expenses represents savings from the Company's disposition of non-core businesses during 2000.

Selected Balance Sheet Items as of September 30, 2001
Cash and invested assets increased $18.2 million, to $442.2 million as of September 30, 2001, from $424.0 million as of December 31, 2000. The increase in cash and invested assets results primarily from the growth in premiums, which increased the amounts available for investment, offset by a reduction in cash associated with the pay down on the Company's credit facility.

Premiums receivable increased $24.2 million, to $60.5 million as of September 30, 2001, from $36.3 million as of December 31, 2000. The increase in premiums receivable is the result of growth in premiums written as a result of price improvements on core MPL business and the addition of MPL policyholders in Florida and Missouri. In addition, premiums receivable are normally lower in December due to a majority of the Company's insurance policies renewing during the first and third quarters of each year.

Due from reinsurers on unpaid losses and advance premiums increased $13.2 million, to $70.9 million as of September 30, 2001, from $57.7 million as of December 31, 2000. The Company uses reinsurance to control its exposure to potential losses. The increase in due from reinsurers on unpaid losses and advance premiums is related to an increase in reserves resulting from growth in premiums earned and an increase in premiums written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers.

Ceded unearned premiums increased $25.0 million, to $35.1 million as of September 30, 2001, from $10.1 million as of December 31, 2000. The increase in ceded unearned premiums is primarily related to an increase in premiums written for direct MPL business and business written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers.

Deferred policy acquisition costs increased $1.4 million, to $7.4 million as of September 30, 2001, from $6.0 million as of December 31, 2000. The increase in deferred policy acquisition costs is due to growth in business development expenses as a result of an increase in premiums written.

Deferred income taxes decreased $2.3 million, to $16.0 million as of September 30, 2001, from $18.3 million as of December 31, 2000. The decline in deferred income taxes relates to an increase in deferred taxes associated with changes in unrealized gains on financial instruments.

Goodwill and intangible assets decreased $1.8 million, to $59.1 as of September 30, 2001, from $60.9 million as of December 31, 2000. The decrease in goodwill and intangible assets is due to amortization.

Federal income tax receivable decreased $2.7 million, to $5.8 million as of September 30, 2001, from $8.5 million as of December 31, 2000. The decrease in federal income tax receivable is primarily attributable to the receipt of a federal tax refund related to the overpayment of estimated taxes for the year 2000.

Other assets decreased $1.7 million to $8.5 million as of September 30, 2001 from $10.2 million as of December 31, 2000. The decrease in other assets is primarily due to the collection of payments for amounts due from the Florida Dental Association and PRI, offset by deposits paid to a software vendor for computer mainframe upgrades.

The liability for loss and LAE increased $17.7 million, to $299.0 million as of September 30, 2001 from $281.3 million as of December 31, 2000. The increase in the liability for loss and LAE is attributable to increases in premiums earned and the establishment of reserves for the current book of business, taking into consideration expected loss trends and an appropriately conservative loss ratio.

Unearned premiums increased $37.3 million, to $137.4 million as of September 30, 2001, from $100.1 million as of December 31, 2000. The increase in unearned premiums is primarily related to growth in premiums written at the Company's insurance subsidiaries.

Reinsurance payable increased $13.5 million, to $20.0 million as of September 30, 2001, from $6.5 million as of December 31, 2000. The increase in reinsurance payable is related to an increase in premiums written for direct MPL business and business written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers.

Premiums paid in advance and unprocessed premiums declined $2.9 million, to $3.2 million as of September 30, 2001, from $6.1 million as of December 31, 2000. The decline in paid in advance and unprocessed premiums at September 2001 reflects the fact that policy renewals at the Company's largest insurance subsidiary peak on January 1 and July 1 of each year.

The Company's revolving credit facility and term loan decreased $12.7 million, to $54.5 million as of September 30, 2001, from $67.2 million as of December 31, 2000. On August 31, 2001, the Company entered into a Revolving Credit and Term Loan Agreement (the "credit facility") with five financial institutions. The initial aggregate principal amount of the new credit facility is $55 million, including (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million commencing on December 31, 2001. The credit facility replaced a $75 million revolving credit facility that was entered into by the Company in January 1999, which would have matured on January 4, 2002. Approximately $67.2 million of principal was outstanding under the prior facility. The Company used available funds to pay down the difference between the outstanding principal amount of the prior facility and the initial amount of the new facility.

Accrued expenses and other liabilities increased $8.8 million, to $27.2 million as of September 30, 2001, from $18.4 million as of December 31, 2000. The increase in accrued expenses and other liabilities is primarily attributable to the receipt of funds by the Company's reciprocal management segment for brokerage services that are payable to other insurance carriers. Approximately $3.3 million of the increase in accrued expenses and other liabilities reflects the recognition of a liability for the Company's derivative financial instrument in accordance with generally accepted accounting principles.

Stock Repurchase Plans
During the third quarter 2001, the Company repurchased 21,500 shares of its stock on the open market under its previously announced stock repurchase program at an average price of $10.84. Under the Company's stock repurchase programs, shares may be repurchased at such times, and in such amounts, as management deems appropriate, and subject to certain requirements of its credit facility. A decision whether or not to make additional repurchases is based upon an analysis of the best use of the Company's capital. Since the commencement of these repurchase programs, the Company has repurchased 875,000 of its shares at a cost of approximately $16.2 million. A total of 365,500 shares remain available to be repurchased under the programs.

Liquidity and Capital Resources
The payment of losses, LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during the third quarter of 2001 to meet these needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increased use of managed care and adverse legislative changes. In order to compensate for such risk, the Company: (i) maintains what management considers to be adequate reinsurance; (ii) conducts regular actuarial reviews of loss and LAE reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

The Company maintains a $55 million credit facility with five banks. The credit facility replaced a $75 million revolving credit facility ("prior facility") that was entered into by the Company in January 1999, which would have matured on January 4, 2002. Approximately $67.2 million of principal was outstanding under the prior facility. The Company used available funds to pay down the difference between the outstanding principal amount of the prior facility and the initial amount of the new credit facility.

As of September 30, 2001, the Company had borrowed $54.5 million under the credit facility. The credit facility is comprised of (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million commencing on December 31, 2001. Amounts outstanding under the credit facilities bear interest at a variable rate, primarily based upon LIBOR plus an initial margin of 2.25 percentage points, which may be reduced to a minimum of 1.75 percentage points as the Company reduces its outstanding indebtedness.

The Company is not required to maintain compensating balances in connection with these credit facilities but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) total debt to cash flow available for debt service cannot be less than 4.25:1 initially; b) combined net premiums written to combined statutory capital and surplus cannot exceed 2.0:1; c) the fixed charge coverage ratio cannot be less than 2.50:1 and d) funded debt to total capital plus funded debt cannot exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements.

At September 30, 2001, the Company held approximately $16.4 million in investments scheduled to mature during the next twelve months, which combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As reported in the consolidated statement of cash flows, the Company generated positive net cash from operating activities of $23.5 million for the nine months ended September 30, 2001.

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

In September 2000, the FASB issued Financial Accounting Standards ("FAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguish-ments of Liabilities." FAS 140 replaces FAS 125 and revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the prior statements provisions without reconsideration. Except as provided in paragraphs 20-25, FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes the adoption of FAS 140 will not have a significant impact on the Company's consolidated financial statements.

In June 2001, the FASB issued FAS 141 "Business Combinations." FAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001 and requires that all intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Management believes the adoption of FAS 141 will not have a significant impact on the Company's consolidated financial statements.

In June 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets." FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company will adopt FAS 142 on January 1, 2002, after which the Company's earnings will not be impacted by goodwill amortization. Impairment testing is required during the first year of adoption and any impairment losses resulting from such testing will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2002. While the Company has determined that its goodwill and other intangible assets are not impaired under current standards, the Company has not yet determined if the impairment testing under FAS 142 will require a write-down of such assets.

In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of FAS 143 will not have a significant impact on the Company's consolidated financial statements.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The proposed standard provides a unified model for all assets to be disposed of, including the disposal of segments of a business currently accounted for under APB Opinion No. 30. FAS 144 also resolves the implementation issues and inconsistencies in accounting for assets to be disposed of raised by FAS 121 and covers the reporting of discontinued operations. The standard supersedes FAS 121 while retaining the recognition and measurement provisions of FAS 121 for long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Management believes the adoption of FAS 144 will not have a significant impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in Item 3 of Management's Discussion and Analysis in our 2000 Annual Report to Shareholders. The Company continuously evaluates its exposure to market risk. The Company has noted a decline in investment yields of approximately 40 basis points during the past twelve months, which has contributed to lower net investment income. In order to manage these risks, the Company implemented an integrated investment management program, which included engaging outside professional investment managers to manage the Company's investment portfolio. In addition, see Note 4 of the unaudited consolidated financial statements for information about derivative financial instrument activity during 2001 and related FAS 133 disclosures.

Part II - Other Information
Item 1.   Legal Proceedings - None
Item 2.   Changes in Securities and Use of Proceeds - None
Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders - None
Item 5.   Other Information - None
Item 6.   Exhibits and Reports on Form 8-K

          On September 6, 2001, the Company filed a Form 8-K notifying the Securities and Exchange Commission that the Company entered into a Revolving Credit and Term Loan Agreement with five financial institutions on August 31, 2001. In connection with the Credit Facility and Term Loan Agreement, the Company also entered into interest rate swap agreements covering borrowings under the new facility.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FPIC Insurance Group, Inc.

                                           /s/ Kim D. Thorpe
                                       -----------------------------------------
November 13, 2001                      Kim D. Thorpe, Executive Vice President
                                       and Chief Financial Officer (a duly
                                       authorized officer and the principal
                                       financial officer of the registrant)