Form 10-K405
period 2001-12-31
FPIC INSURANCE GROUP INC
filed 2002-03-27
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                       or

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
Yes        X       No
   ---------------     -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock (its only voting stock) held by non-affiliates of the Registrant as of March 30, 2002 was approximately $113,959,643.

As of March 20, 2002, there were 9,389,462 shares of the Registrant's Common Stock, $.10 Par Value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

            Document                                    Incorporated in
-------------------------------              -----------------------------------
Proxy Statement for Registrant's                           Part III
Annual Shareholders' Meeting to
be held on June 5, 2002

                           FPIC Insurance Group, Inc.
                         2001 Annual Report on Form 10-K
                                      Index



                                                                            Page
                                                                            ----
                                     Part I

Item 1.    Business........................................................   3
Item 2.    Properties......................................................  16
Item 3.    Legal Proceedings...............................................  16
Item 4.    Submission of Matters to a Vote of Security Holders.............  16

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................  16
Item 6.    Selected Financial Data.........................................  17
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  17
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......  31
Item 8.    Financial Statements and Supplementary Data.....................  32
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................  32

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant..............  32
Item 11.   Executive Compensation..........................................  32
Item 12.   Security Ownership of Certain Beneficial Owners and Management..  32
Item 13.   Certain Relationships and Related Transactions..................  32

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.  33

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

General
-------
FPIC Insurance Group, Inc. (the "Company") was formed in 1996 in connection with a reorganization (the "Reorganization") pursuant to which it became the parent company of Florida Physicians Insurance Company, Inc. ("Florida Physicians") and McCreary Corporation ("McCreary"), a third party administrator. In connection with the Reorganization, Florida Physicians' shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of Florida Physicians common stock. In May 2001, the Company changed the name of Florida Physicians to First Professionals Insurance Company, Inc. ("First Professionals"). Effective January 1, 2002, McCreary and its subsidiary, Employers Mutual, Inc. ("EMI") were consolidated by legal entity merger, with EMI continuing as the surviving entity.

The Company has three main operating segments as follows: insurance, reciprocal management and third party administration ("TPA"). The Company's primary sources of revenue are management fees and dividends received from its subsidiaries. The primary sources of revenue for these amounts are premiums earned and investment income from the insurance segment and fee and commission income from the reciprocal management and TPA segments.

Through the insurance segment, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company's reciprocal management segment provides management services and brokerage and administration services for reinsurance programs and the placement of annuities in structured settlements. In addition, the Company's TPA segment markets and administers self-insured and fully insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance.

Acquisitions
------------
On July 1, 1995, First Professionals acquired the assets of McCreary for $2.0 million plus certain additional payments based on earnings. On January 17, 1997, McCreary acquired all of the outstanding common stock of EMI for $1.3 million plus certain additional payments based upon earnings. The acquisition agreements specified additional payments, based upon earnings, to be made to the sellers from the acquisition date through 2001. During 2000, the Company entered into agreements with the sellers to fix the remaining payments, eliminating the contingent terms under the previous agreements.

On July 1, 1998, the Company purchased all of the outstanding common stock of Anesthesiologists Professional Assurance Company ("APAC"), a medical malpractice insurance company, for $18.0 million. Additionally, $3.5 million was paid in non-compete agreements and other fees to certain key employees. These amounts are recorded as intangible assets in the consolidated balance sheet. APAC insures over 1,200 anesthesiologists in sixteen states. Concurrent with the purchase of APAC, the Company purchased a 9.9% interest in American Professional Assurance Ltd., a Cayman Islands captive reinsurer, for $5.5 million.

Effective January 1, 1999, the Company purchased all of the outstanding common stock of Administrators' for the Professions, Inc. ("AFP") and a 70% interest in Professional Medical Administrators, LLC ("PMA") for aggregate consideration equal to $56.3 million, paid in cash of $44.7 million and Company common stock. AFP is the manager and attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), the second largest medical professional liability insurer for physicians in the state of New York.

On March 17, 1999, First Professionals purchased all of the outstanding common stock of The Tenere Group, Inc. ("Tenere") for $19.6 million in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed Insurance Company ("Intermed") and Interlex Insurance Company ("Interlex"). Intermed and Interlex market and underwrite medical professional liability ("MPL") and legal professional liability ("LPL") insurance, respectively.

Information about Segments
--------------------------
Presentation. The business segments presented in this document have been determined in accordance with the provisions of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." As indicated above, the Company has three reportable segments, insurance, reciprocal management and third party administration. Holding company operations are included within the insurance segment due to its size and prominence and the substantial attention devoted to the segment.

Competition. Competitive forces in the property and casualty insurance and reinsurance business are substantial. Results are a function of underwriting and investment performance, direct costs associated with the delivery of insurance products, including the costs of regulation, the frequency and severity of medical claims, as well as inflation. Decisions made by insurers concerning their mix of business (targeting certain types of coverage but declining to write other types), their methods of operations and the quality and allocation of their assets and their ratings will affect their competitive position. The relative size and reputation of insurers may influence purchasing decisions of present and prospective customers, thus contributing to both geographic and industrial sector or specialty market penetration. Abundant capital has historically had the effect of encouraging competition and depressing prices. The Company's competitive position in the property and casualty insurance industry is influenced by all of these factors. Additional competitive information regarding individual segments is presented below.

Ratings. The Company and its insurance subsidiaries are rated by nationally recognized insurance rating agencies. While the significance of individual ratings vary among agencies, companies assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for payment of claims, while companies at the bottom end of the range have the weakest capacity. Insurance specific ratings represent the opinion of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. These ratings are based on factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell, or hold securities.

A.M. Best Company ("A.M. Best") is the primary rating organization for the Company's insurance subsidiaries. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance including interaction with management and is supplemented by certain data, including responses to questionnaires, quarterly National Association of Insurance Commissioners ("NAIC") filings, state insurance department examination reports, loss reserve reports and reports filed with the Securities and Exchange Commission. A.M. Best undertakes a quantitative evaluation based upon profitability, leverage and liquidity and a qualitative evaluation based upon the composition of an insurer's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus and the experience and competency of its management. The Company's insurance subsidiaries carry an A.M. Best group rating of A- (Excellent).

Insurance Segment
-----------------
Principal Business. The Company, through First Professionals, APAC, Intermed and Interlex, is a provider of MPL and other professional liability insurance principally in Florida, Texas, Missouri and Pennsylvania. The premiums in Texas and Pennsylvania are primarily written under fronting arrangements, whereby the Company does not retain significant underwriting risks on the underlying business. MPL insurance protects the physician, dentist, or other healthcare provider against liabilities arising from the rendering of or failure to render professional healthcare services. Under the typical MPL insurance policy, the insurer also pays the legal costs of defending the claim. First Professionals has the exclusive endorsement of both the Florida Medical Association ("FMA") and the Florida Dental Association ("FDA").

The following table summarizes (in thousands) the insurance segment's direct premiums written by state for the years ended December 31, 2001, 2000 and 1999:

                                                     Direct Premiums Written by State
                         --------------------------------------------------------------------------------------
                              2001        % of Total        2000        % of Total       1999        % of Total
                         ---------------------------  ----------------------------  ---------------------------
Florida               $      127,479         57.3%          97,707         73.3%         94,583         80.7%
Texas                         26,318         11.8%          17,076         12.8%         11,499          9.8%
Missouri                      23,468         10.5%          13,014          9.8%          8,140          6.9%
Pennsylvania                  13,578          6.1%               4          0.0%              4          0.0%
Tennessee                      6,961          3.1%              11          0.0%             11          0.0%
Georgia                        6,303          2.8%           1,969          1.5%          1,251          1.1%
Kentucky                       4,493          2.0%              --          0.0%             --          0.0%
Kansas                         3,271          1.5%           1,497          1.1%            396          0.3%
Ohio                           3,039          1.4%              26          0.0%             27          0.0%
Alabama                        1,669          0.7%             817          0.6%            185          0.2%
Michigan                       1,436          0.6%              78          0.1%            361          0.3%
North Carolina                 1,385          0.6%              44          0.0%             60          0.1%
Maryland                       1,155          0.5%              14          0.0%             52          0.0%
All other                      2,085          0.9%           1,026          0.8%            625          0.5%
                         ----------------             -----------------             ----------------
    All states        $      222,640                       133,283                      117,194
                         ================             =================             ================

As of December 31, 2001, the Company's insurance subsidiaries were also licensed in Arizona, Arkansas, Delaware, Illinois, Indiana, Maine, Minnesota, Mississippi, Montana, Utah, Virginia, Washington and West Virginia. The Company has begun or will begin marketing in each of these states if and when it determines an appropriate long-term opportunity exists to write profitable business.

Insurance Products. The Company's insurance subsidiaries offer a variety of insurance products. The following table summarizes (in thousands) the direct and assumed and net premiums written by product type for the years ended December 31, 2001, 2000 and 1999.

                                                                        2001              2000               1999
                                                                   ----------------  ----------------   ----------------
Direct and Assumed Premiums Written
    MPL for physicians                                          $      214,544           163,128            119,730
    Workers' compensation                                               14,352             1,018                802
    Group accident and health**                                          7,693            24,412             19,190
    MPL for dentists                                                     5,826             4,334              4,401
    LPL for attorneys                                                    2,659             2,372              1,178
    Investigation defense coverage                                         329             1,455              1,304
    Provider stop loss                                                      --               561              1,611
                                                                   ----------------  ----------------   ----------------
       All products                                             $      245,403           197,280            148,216
                                                                   ================  ================   ================

Net Premiums Written
    MPL for physicians                                          $      132,181           131,097             96,929
    Workers' compensation                                                  673               790                316
    Group accident and health**                                          7,235            23,118             18,219
    MPL for dentists                                                     4,686             3,697              4,153
    LPL for attorneys                                                    1,980             1,763                864
    Investigation defense coverage                                         329             1,210              1,185
    Provider stop loss                                                      --               256                767
                                                                   ----------------  ----------------   ----------------
       All products                                             $      147,084           161,931            122,433
                                                                   ================  ================   ================
    ** The Company exited this line of business in 2001.

Medical Professional Liability. The principal product offered by the Company is MPL insurance for physicians and dentists. MPL insurance is offered to physicians and dentists in all types of settings, including individual and group practices. MPL insurance provides coverage against the legal liability of an insured for such things as injury caused by or as a result of treatment of a patient, failure to treat a patient and failure to properly diagnose a patient.

The Company's MPL policies are issued substantially on a "claims-made" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "prior acts" coverage, which provides coverage for a specified period preceding the initial claims-made policy period and "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made policy. In addition, the Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. MPL insurance policies offered by the Company are issued with liability limits up to $5.0 million per incident and $7.0 million in annual aggregate for physicians and $2.0 million per incident and $5.0 million in annual aggregate for dentists.

Workers' Compensation. The Company began writing workers' compensation insurance in 1998. Workers' compensation insurance covers the liability of an employer for work-related injuries to employees, in accordance with the requirements of law. The Company no longer writes this business on a direct basis; however it does have agreements to front workers' compensation business for other insurance carriers as noted below.

Legal Professional Liability. LPL insurance provides coverage for a wrongful act committed by an insured while providing professional services as a lawyer, notary public, arbitrator, or mediator. Coverage is written on a claims-made basis with a single policy limit shared by all members of the insured firm. Defense costs are included within the policy limit. Options to apply the deductible to the defense costs are available. Limits up to

$1.0 million per incident and $3.0 million in annual aggregate are also available. Higher limits are placed through semi-facultative reinsurance agreements.

Investigation Defense Coverage. The Company also offers, in conjunction with certain MPL policies coverage for the defense of investigations involving medical licensing, the Occupational Safety and Health Administration, the Equal Employment Opportunity Commission, and other agencies. This coverage includes the defense for allegations of Medicare and Medicaid fraud and abuse and the costs associated with the investigation of such allegations. Policy limits for this coverage are $25 thousand per incident and $75 thousand in annual aggregate. Physician and dentist investigation defense coverage limits vary in other states.

Assumed Reinsurance. In addition to its direct business, the Company reinsures risks underwritten by other insurers. As an assuming reinsurer, the Company essentially acts as an insurer of the direct writer for a portion of its insurance risks, as specified under the terms of the reinsurance agreement. The Company's assumed reinsurance consists primarily of MPL business written on an excess of loss and a quota share basis. Under excess of loss contracts, the Company assumes risks over a certain limit on a per loss basis. Under the Company's quota share agreements, it assumes a prorata portion of each underlying risk, up to and including 100% in some cases. The Company's assumed reinsurance contracts are treaty agreements whereby terms are set in advance and the underlying individual insurance contracts of the ceding company are automatically assumed as they are written.

During 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with PRI, whereby the Company assumed the death, disability and retirement risks under PRI's claims-made insurance policies in exchange for cash and investments.

Fronting Programs. Since 1997, the Company has entered into seven fronting arrangements for MPL and workers' compensation insurance principally in Florida, Texas, Pennsylvania, North Carolina, Virginia and Utah. The fronting programs are intended to complement the Company's core insurance business. The Company's primary source of revenue on these fronting arrangements is fee income for the use of the Company's policy forms. While the Company does not retain significant underwriting risks on the underlying business, the fronting arrangements do possess other risks, primarily credit risks associated with the underlying ceded reinsurance stemming from the Company's role as the primary carrier. The Company has controls in place to address these risks, ranging from monitoring controls over the performance and financial condition of the underlying business itself to obtaining collateral. The Company has collateral in place on these programs where such collateral is required under insurance regulations and in other instances where it is deemed desirable from a business standpoint for good measure. As each of the Company's fronting programs is unique, the controls in place are tailored to fit the circumstances of the individual program.

Direct MPL business in Texas is written primarily under an agreement with a Texas insurance exchange (the "Exchange") whereby the Company markets its product through a managing general agent related to the Exchange and, in turn, cedes 100% of the business to the Exchange. As noted above, the Company does not retain the underlying insurance risks under this program but instead receives a fee in exchange for its participation via use of its policy forms.

MPL business in Pennsylvania is written under an agreement between PMA and First Professionals whereby PMA markets, underwrites and administers the policies issued. In 2001, the agreement provided that First Professionals cede 90% of the business written to PRI in return for a 5% fronting fee. Under the terms of the 2002 contract, First Professionals cedes 100% of the premiums written to PRI in exchange for a 7% fronting fee. The Company's exposure under this program is fully collateralized by trust agreements.

During 2001, the Company's subsidiary, APAC, entered into agreements with certain insurance carriers to front workers compensation for three programs. The Company's TPA, EMI, manages the programs, including issuing the policies, accounting, and supervision of claims. EMI receives management fees and consulting fees for these services.

Regulation. The Company and its insurance subsidiaries are subject to extensive state regulatory oversight in Florida and Missouri, where its four insurance subsidiaries are domiciled, and in the other jurisdictions in which they conduct business. The insurance laws in each state regulate insurance holding company structures, including the Company and its subsidiaries. Each insurance company in a holding company structure is required to register with its domiciliary Department of Insurance (the "DOI") and furnish information concerning the operations of companies within the holding company structure that may materially affect the operations, management or financial condition of the insurers within the structure. Pursuant to these laws, the DOI may examine the Company, and/or First Professionals, APAC, Intermed, and Interlex, at any time and require disclosure of and/or approval of material transactions involving any insurance subsidiary of the Company, such as extraordinary dividends. All transactions within the holding company structure affecting the Company's insurance subsidiaries must be fair and reasonable.

Florida insurance laws provide that no person may acquire, directly or indirectly, five percent or more of the voting securities of a domiciled insurance company unless such person has obtained the prior written approval of the Florida DOI for such acquisition. Any purchaser of five percent or more of the Company's outstanding common stock will generally be presumed to have acquired control of the insurance company. In lieu of obtaining such prior approval, a purchaser owning less than ten percent of the outstanding shares of the Company, First Professionals, or APAC may file a disclaimer of affiliation and control with the Florida DOI.

Missouri insurance laws generally provide that no person may acquire, directly or indirectly, ten percent or more of the voting securities of Intermed or Interlex unless such person has obtained the prior written approval of the Missouri DOI for such acquisition.

Since First Professionals, APAC, Intermed, and Interlex are insurance companies, the DOI in Florida and Missouri are their principal supervisors and regulators. However, these companies are also subject to supervision and regulation in the other states where they transact business in relation to numerous aspects of their business and financial condition. The primary purpose of such supervision and regulation is to insure the financial stability of the insurance companies for the protection of policyholders. Insurance companies are required to file detailed annual reports with the supervisory agencies in each state in which they do business, and their business and accounts are subject to examination by such agencies at any time. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, required statutory financial statements and prescribing the types and amount of investments permitted. Although premium rate regulations vary among states and lines of insurance, such regulations require approval by each state regulator of the rates and policies to be used in its state.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (the "Codification") as the NAIC supported basis of accounting. Codification affects all statutory financial statements issued after January 1, 2001 and was approved with a provision allowing for discretion by each state's DOI in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state and from company to company. The Codification does not affect the Company's consolidated financial statements, which have been prepared in accordance with GAAP.

The insurance subsidiaries of the Company are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

The Gramm-Leach-Bliley Act of 1999 (the "Act") established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Federal Bank Holding Company Act framework to permit a bank holding company to engage in a full range of financial activities, including insurance, through a new entity known as a "financial holding company." Generally, the Act (i) repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among commercial banks, securities firms, insurance companies, and other financial service providers; (ii) provides a uniform framework for the functional regulation of commercial banks, insurance companies and securities firms; (iii) broadens the activities that may be conducted by national banks (and derivatively, state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries; and
(iv) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of insurance companies and other financial institutions.

The insurance industry is under continuous review by Congress, state legislatures and state and federal regulatory agencies. From time to time, various regulatory and legislative changes have been proposed for the insurance industry, some of which could have an adverse effect on individual insurers or reinsurers. Among the many proposals that have been, or are currently being, considered are the possible introduction of limits on non-economic damages for medical malpractice claims, patient rights, as well as federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted, or the impact, if any, such adoption would have on its various operations.

Competition. The MPL insurance markets in Florida and Missouri are highly competitive from the perspective of pricing and the number of competitors writing business. In addition, more competitors may enter the Company's markets in the future. The Company believes that the number of healthcare entities that insure their affiliated physicians through self-insurance may begin to increase and affect both its Florida and Missouri based operations. Many other insurers that might enter the Company's markets, and several existing MPL insurers are larger and have considerably greater resources than the Company. Additionally, some of these insurers have received A.M. Best ratings that are higher than the Company's insurance subsidiaries' ratings of "A- (Excellent)." In addition, because a substantial portion of the Company's products are marketed through independent insurance agencies, all of which represent more than one company, the Company faces competition within each agency in its own agency system. The Company competes within this environment on the basis of its leadership position in its core markets and its relationships with the medical and professional communities it serves. In Florida, name recognition, service reputation, medical society endorsements, physician board of directors, agency force and program development have all contributed to helping the Company retain and grow its number of insureds. Furthermore, the Company believes it has been successful in underwriting groups and specialties that exhibit better than average risks and believes that its marketing success has allowed it to improve the quality and profitability of its overall business.

The Company believes that the principal competitive factors affecting its business in Florida are service, name recognition, and price, and that it is competitive in Florida in all of these areas. The Company enjoys strong name recognition in Florida by virtue of having been organized by, and operated for the benefit of, Florida physicians. The services offered to insureds of the Company, as well as the healthcare community in general, are intended to promote name recognition and to maintain and improve loyalty among the insureds of the Company. MPL insurance offered by First Professionals has the exclusive endorsement of both the FMA and the FDA, and is also endorsed by various county and state medical societies.

In both Missouri and Kansas, Intermed and Interlex compete with regional and national companies. In 2000, the last year for which statistics were available from the Missouri Department of Insurance, there were fifty companies writing MPL insurance for physicians and surgeons in the state. The top five writers had 75.0% of the market. The largest market share was 22.5%. Intermed was the second largest writer in the state in 2000 and had a market share of 16.6%.

During 2000, seventeen companies wrote LPL insurance in the state of Missouri according to the latest statistics available from the Missouri Department of Insurance. At December 31, 2000, one company, sponsored by the Missouri Bar Association, had a market share of 70%. Interlex, which commenced operations in October 1994, had a market share of 18% and is the second largest writer for business in Missouri. Interlex currently writes LPL insurance in Missouri and Kansas and, will begin writing LPL insurance in Florida during 2002.

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

In general, local carriers that have been able to maintain strong customer loyalty dominate the MPL market in other states and the same targeted specialty and claims-free approach developed in Florida is being used in these other states. The Company is recruiting and developing an agency force to expand into new markets, provide service, and develop name recognition.

Marketing. The Company markets its MPL policies primarily through independent agencies. The Company also sells insurance products directly through its subsidiary, FPIC Insurance Agency, Inc. An integral part of the Company's marketing strategy is targeting sectors of the MPL industry that it believes will generate above average operating profits. The Company has identified certain medical specialties and "claims-free" physicians as sectors in which it wishes to increase its market share.

The Company markets its LPL policies primarily through a direct sales force.
In October 1999, the Company signed an agreement with an independent agency to serve as the state administrator for the marketing and underwriting functions of LPL policies in the state of Kansas. During 2001, the direct sales force produced approximately 81% of LPL premiums written.

The Company also provides comprehensive risk management services to its insureds designed to heighten their awareness of situations giving rise to potential liability, to educate them on ways to improve administration and operation of their medical practices and to assist them in implementing risk management processes. In addition, the Company conducts risk management surveys for hospitals and large medical groups to help improve their practice procedures. Complete reports that specify areas of the insured's medical practice that may need attention are provided to the policyholder on a confidential basis. The Company also participates in periodic seminars on risk management with medical societies and other groups. These educational offerings are designed to increase risk awareness and the effectiveness of loss prevention by various medical professionals.

Underwriting. As part of the MPL underwriting process, the Company utilizes the data collected by the states in which it operates, including Florida and Missouri, which includes a record of all MPL claims-paid information that insurers are required to report. When applications are received from physicians for MPL insurance, the Company reviews this database to verify the physician's claims-paid record. If a physician has an excessive claims-paid history, the application is denied. All other applicants are reviewed on the basis of the physician's educational background, residency experience, practice history and comments received from personal references. Annually, the Company's underwriting department reexamines each insured before coverage is renewed, including verifying that the insured's license is current and that any reported claims for the insured were within acceptable limits.

In underwriting LPL insurance, the Company's underwriters use an approach similar to the process for underwriting MPL insurance as described above. The Company has an underwriting committee composed of lawyers to provide assistance with this process. The committee is geographically broad-based and, in most instances, has knowledge of applicants and renewals. This structure has enabled the Company to maintain what it believes to be high underwriting standards.

Claims Administration. The Company's claims department is responsible for the supervision of claims investigation, the establishment of case reserves, case management, development of the defense strategy and the coordination and control of attorneys engaged by the Company. The claims department, after approval from the claims committee of the Board of Directors, has complete settlement authority for claims filed against the Company's insureds. The Company's policy is to defend aggressively all claims that it deems to have no merit. In those instances where claims are deemed to have merit, the claims department attempts to settle the case as expeditiously as possible. The Company believes that it has developed networks of attorneys in Florida and

Missouri who have significant experience in the defense of MPL and LPL claims and who are competent to defend claims against the Company's insureds in an aggressive, cost-efficient manner.

Reinsurance. The Company follows the customary industry practice of reinsuring portions of its business. The Company cedes to reinsurers a portion of its risks and pays a reinsurance premium and in some cases other fees based upon premiums received on the policies subject to such reinsurance. Insurance is ceded principally to reduce the Company's net liability on individual risks, to provide protection against large losses and to help reduce volatility of underwriting results. Although reinsurance does not legally discharge the Company from its obligations as the primary insurer, it does make the reinsurer liable to the Company to the extent of risks ceded.

For MPL and LPL insurance written during 1999 and prior, the Company reinsured risks in excess of $500 thousand per loss, except on the Company's anesthesiology business in which the Company reinsured risks in excess of $750 thousand. The Company reinsured risks associated with these policies under treaties pursuant to which reinsurers agreed to assume losses insured by the Company in excess of its individual risk retention level and up to its maximum individual policy limit offered, plus specified portions of loss adjustment expenses ("LAE").

The Company changed its ceded reinsurance program during 2000. In 2000 and 2001, the Company reinsured risks in excess of $250 thousand per loss subject to an annual aggregate deductible, except for the Company's anesthesiologist program in which the Company reinsured risks in excess of $187 thousand. In 2000, the Company's annual aggregate deductible was $9.0 million. In 2001, the Company's annual aggregate deductible was 10.73% of subject written premium that would otherwise qualify as reinsurance under the agreement. The annual aggregate deductible retained in 2001 was approximately $12.9 million. In addition, during 2000 and 2001, the Company received an approximate dollar for dollar reduction in the rate its reinsurers would have charged for the additional risks they are assuming in connection with the reduction in the Company's per loss retention from $500 thousand to $250 thousand. Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates to mitigate the Company's concentration of credit risk. The Company relies on reinsurance brokers and intermediaries to assist in analysis of the credit quality of its reinsurers. As of December 31, 2001, the Company primarily reinsured risks with insurance companies with an A.M. Best rating of B+ or higher. Unauthorized reinsurers are required to provide an irrevocable letter of credit or to establish a trust account to secure their reinsurance recoverables.

Liability for Loss and LAE. The Company's liability for losses and LAE is based upon projections of ultimate losses made through actuarial analysis of the claims history and related data of the Company, subject to adjustments deemed appropriate due to differing or changing circumstances. Included in the Company's claims history are losses and LAE paid in prior periods and case reserves for anticipated losses and LAE developed by the Company's claims department as claims are reported and investigated. The Company relies primarily on modeling such historical loss experience using various methods in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss cost trends and the inherently long cycle of reporting and settling claims. Over time and as additional information becomes available, the estimates reflected in earlier liabilities for loss and LAE may be revised. Furthermore, because of the size and prominence of the liability for losses and LAE to the Company's financial statements, any revision to the Company's estimates could be material to operating results. Any increase in the liability, including amounts for insured events of prior years, will have an adverse effect on the Company's results for the period in which the adjustments are made.

The uncertainties inherent in estimating ultimate losses on the basis of past experience are significant, principally as a result of changing judicial liability standards and theories and potentially expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. MPL insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the actual occurrence and reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions. The Company utilizes both its staff and independent actuaries in establishing its reserves. The Company's independent actuaries review the Company's liabilities for loss and LAE one or more times each year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation, as well as other factors, such as known, anticipated or estimated changes in frequency and severity of losses as a result of changes in underwriting standards and risks, and new and developing strategies and defenses with regard to claims and premium rates, in establishing the amount of its liability for losses and LAE. The Company continually refines its estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the current period. The following table sets forth (in thousands) the development of the Company's liability for loss and LAE, net of reinsurance recovered or recoverable, for the 10-year period ended December 31, 2001:

 Year Ended December 31,      2001     2000     1999     1998    1997     1996     1995     1994     1993    1992     1991
                              ----     ----     ----     ----    ----     ----     ----     ----     ----    ----     ----

 Balance Sheet Liability   $ 238,073 223,597  214,692  200,763  173,971  161,124 155,318  143,415  132,190  126,651  118,995

 Reestimated Liability
 As of:   One Year Later             232,209  221,212  182,208  159,639  146,009 140,322  129,472  121,543   98,706  101,844

         Two Years Later                      222,281  182,498  142,369  127,529 116,151  114,193  105,704   89,301   80,932

       Three Years Later                               183,389  141,850  112,770 106,937   90,666   91,929   76,247   71,653

        Four Years Later                                        140,707  106,557 104,684   86,154   72,854   68,445   66,891

        Five Years Later                                                 105,949 103,402   87,807   73,753   69,396   63,884

         Six Years Later                                                         103,454   85,881   75,032   70,596   63,133

       Seven Years Later                                                                   85,854   74,376   71,547   63,980

       Eight Years Later                                                                            74,206   70,983   64,714

        Nine Years Later                                                                                     70,671   64,369

         Ten Years Later                                                                                              63,652

 Cumulative Paid
 As of:   One Year Later              95,890   91,269   76,291   49,697   33,103  35,562   28,701   24,794   25,924   26,482

         Two Years Later                      152,862  121,199   90,165   62,612  60,464   52,832   45,162   42,520   44,758

       Three Years Later                               153,200  115,336   88,649  78,291   63,738   57,597   55,677   52,675

        Four Years Later                                        127,774   98,027  94,882   73,296   62,630   60,448   57,248

        Five Years Later                                                 102,355 100,294   82,840   68,052   63,458   59,309

         Six Years Later                                                         102,122   85,047   72,509   66,468   59,637

       Seven Years Later                                                                   85,221   74,138   69,975   61,258

       Eight Years Later                                                                            73,986   70,753   63,468

        Nine Years Later                                                                                     70,680   64,233

         Ten Years Later                                                                                              63,661

  (Deficiency) / Redundancy        $  (8,612)  (7,589)  17,374   33,264   55,175  51,864   57,561   57,984   55,980   55,343
% (Deficiency) / Redundancy            (4)%      (4)%      9%      19%     34%      33%      40%      44%     44%      47%

The following table sets forth (in thousands) an analysis of the Company's liability for losses and LAE and provides a reconciliation of the beginning and ending liability, net of reinsurance, for the years ended December 31, 2001, 2000 and 1999.

                                                           2001              2000               1999
                                                      ----------------  ----------------   ----------------
Net loss and LAE liability, January 1              $      223,597           214,692            200,763

Reserves of acquired entity                                    --                --             24,591

Incurred related to:
    Current year                                          119,734           116,246             99,523
    Prior year                                              8,612             6,520            (18,555)
                                                      ----------------  ----------------   ----------------
       Total incurred                                     128,346           122,766             80,968
                                                      ----------------  ----------------   ----------------

Paid related to:
    Current year                                           17,980            22,592             15,338
    Prior year                                             95,890            91,269             76,292
                                                      ----------------  ----------------   ----------------
       Total paid                                         113,870           113,861             91,630
                                                      ----------------  ----------------   ----------------

Net loss and LAE liability, December  31           $      238,073           223,597            214,692
                                                      ================  ================   ================

Gross loss and LAE liability, December 31          $      318,483           281,295            273,092
Reinsurance recoverable, December 31                       80,410            57,698             58,400
                                                      ----------------  ----------------   ----------------
Net loss and LAE liability, December 31            $      238,073           223,597            214,692
                                                      ================  ================   ================

Incurred losses and LAE for claims relating to prior years reflects the change in the estimate of the liability charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. Information regarding incurred losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, resulting in gains or losses in the period revisions are made. The Company's management closely monitors the adequacy of its liability for loss and LAE incurred and underlying claims trends, including having the Company's outside actuaries perform calculations periodically.

Incurred losses and LAE related to prior years, net of reinsurance recoveries, were $8.6 million for the twelve months ended December 31, 2001. The increase in the liability for losses and LAE related to prior years is the result of reserve strengthenings with respect to the Company's core physician MPL business for coverage years 2000 and prior. For additional information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reciprocal Management Segment
-----------------------------
Principal Business. The Company, through AFP, acts as administrator and attorney-in-fact for PRI, the second largest MPL insurer for physicians in the state of New York. AFP has an exclusive ten-year management agreement with PRI, the current term of which runs through December 31, 2008, whereby it provides all marketing, underwriting, administrative and investment functions for PRI in exchange for compensation. Compensation under the agreement is equal to 13% of PRI's direct premiums written, with an adjustment for expected returned premiums, plus or minus 10% of PRI's statutory net income or loss. The manage-ment agreement also provides for the Company to be reimbursed by PRI for certain expenses paid on PRI's behalf. The expenses reimbursed by PRI consist principally of salaries and related payroll expenses, and overhead costs of claims, legal and risk management course personnel employed by AFP who work on PRI business. In addition, the Company provides brokerage and administration services for professional liability insurance programs through its 70% owned subsidiary, PMA. PMA is licensed as an insurance broker in New York and the Commonwealth of Pennsylvania. As a program manager, PMA is responsible for the underwriting, claims administration, risk management, marketing and accounting for the programs that it administers.

Competition. As an attorney-in-fact, AFP has no direct competition but is subject to competition indirectly as the manager of PRI. The MPL insurance market in New York is tightly regulated relative to other states. All rates are determined by the New York Department of Insurance. Two carriers make up over 80% of the market, the leading carrier being Medical Liability Mutual Insurance Company ("MLMIC"), with 55% of the MPL market and PRI with 25% of the market. While MLMIC has an A rating by A.M. Best, and PRI has no rating, the Company believes that PRI's name recognition and reputation contribute to PRI maintaining its insureds.

Marketing. AFP markets PRI's policies in New York to physicians, podiatrists, chiropractors, dentists and healthcare facilities through AFP's in-house marketing representatives and through independent brokers. As of December 31, 2001, PRI wrote 75.5% of its business directly and 24.5% of its business through brokers. AFP also offers certain other insurance coverages underwritten by other carriers to its insureds on a non-commission basis. AFP markets PRI's healthcare facilities professional liability business in New York primarily through outside brokers, and its healthcare facilities division offers what it believes to be innovative risk finance and risk transfer programs.

PRI uses selective underwriting with a view toward insuring the highest quality doctors and healthcare facilities. All MPL policy applications go through the risk evaluation unit, which closely reviews the doctors and their specialty to determine acceptance and premium rate. The marketing department sends targeted mailings and advertising to those areas it has determined to be target sectors.

PRI has also entered into an exclusive endorsement agreement with one of New York's largest preferred provider organization ("PPO") networks. Through this endorsement, the PPO completes two mailings a year to its credentialed members endorsing PRI. Since inception in 1998, this program has generated over 1,400 insureds.

The risk management department of AFP has also developed multiple specialty related seminars for doctors. These programs are designed to educate the insureds on ways to improve their medical practice procedures and to assist them in implementing risk modification measures. AFP also conducts on-site surveys for doctors and healthcare facilities to review their practice procedures. All policyholders are provided with a complete detailed report on the findings and the recommended actions to be taken.

During 2000, AFP introduced dental malpractice coverage to PRI's list of specialties. This line of insurance is primarily marketed through local brokers. Additionally, AFP has concluded negotiations for the introduction of preferred banking products and services for its insureds.

Regulation. A reciprocal manager ("attorney-in-fact") is subject to regulatory oversight in the states in which the reciprocal insurer it manages is licensed. As attorney-in-fact for PRI, AFP is authorized by the New York DOI to act in such capacity. In addition, AFP is subject to examination by the New York DOI and is required to file an annual statement audited and certified by the same independent certified public accountant that audits the reciprocal insurer. Additional requirements are imposed upon the attorney-in-fact by means of statutorily mandated provisions, which must be included in the agreement between the reciprocal and its subscribers.

Third-Party Administration ("TPA") Segment
------------------------------------------
Principal Business. The Company, through McCreary and EMI, operates in a sector of the broader insurance and risk management industries often referred to as the alternative risk markets. The Company's primary niche within these markets is as a provider of TPA services to self-insured employer groups. The lines of business that the Company primarily administers are group accident and health, workers' compensation, and general liability and property insurance. The Company also provides administration services for emerging managed care organizations and an ambulance service organization.

During the fourth quarter 2001, the Company incurred a pre-tax charge of approximately $0.6 million in connection with the disposition of the Brokerage Services, Inc. ("BSI") division of EMI in Albuquerque, New Mexico. Under the plan, the Company sold the division's assets and cancelled its service agreements with self-insured customers. Certain other contracts were retained and will be serviced by the Company's Jacksonville, Florida division. The 2001 restructuring activity was a continuation of the Company's consolidation of the TPA operations and brings to an end the restructuring activities of the Albuquerque division that began during the fourth quarter of 2000 when the Company incurred a pre-tax charge of $0.5 million. Effective January 1, 2002, McCreary and EMI were consolidated by legal entity merger, with EMI continuing as the surviving entity.

The Company generates its TPA revenue from fees charged for the administration of self-insured employer groups. The Company does not assume insurance risks on this service; instead, each employer assumes this risk and the Company places any desired excess coverage with various insurers and reinsurers. Commission income is derived from the placement of this excess coverage and ancillary products.

The Company provided TPA services to fifty-four clients at December 31, 2001, five of which accounted for approximately 32% or $4.0 million of the claims administration fees generated by the TPA segment. Approximately 12% or $1.5 million was derived from the single largest client. In addition to the Company's external clients, McCreary also manages workers compensation programs for APAC.

Regulation. The Company and its TPA subsidiaries are subject to state and federal regulation from the Florida DOI and Department of Labor. The Company's TPAs are also subject to regulatory oversight in the other state jurisdictions in which they conduct business. State regulation may provide that each company conducting business in that state furnish annual reports on operational activity to state supervisory agencies. Such agencies may examine the Company at any time.

As noted earlier, the insurance industry is under continuous review by Congress, state legislatures and state and federal regulatory agencies. From time to time, various regulatory and legislative changes have been proposed for the insurance industry, some of which could have an effect on the TPA business. Among such proposals are the Health Insurance Portability and Accountability Act ("HIPAA") privacy issues, HIPAA non-discrimination rules and patient bill of rights laws. The Company is unable to predict whether these regulatory or legislative proposals or others being considered will ultimately be adopted and therefore, what impact they may have on the TPA business.

Competition. The Company's TPAs are competitive with regard to prices and services. The Company believes the principle competitors of its TPA business in the group accident and health market are other similar TPAs, including several larger organizations, which may offer services the Company does not offer, as well as insurance companies that compete directly with alternative risk markets, including self insurance programs administered by TPAs. While the Company believes its TPAs enjoy strong name recognition and a good service reputation, it also recognizes that access to the stop-loss market in placing reinsurance for self-funded groups is a major factor and perhaps the greatest factor in some cases in obtaining and retaining clients. The amount of business in the stop-loss market has decreased while the pricing of reinsurance has increased. This has, in some cases, resulted in insurance companies being able to price group accident and health insurance at a lower price than is available through self-funding.

The stop-loss market for workers' compensation and property insurance has also increased pricing. However, this has not affected the self-funded workers' compensation and property market as much as the group accident and health market. In addition, the commission revenue associated with the placement of property insurance has increased accordingly. The Company's TPAs also enjoy strong name recognition and loyalty among its client base that has resulted in maintaining a long-term client base.

Marketing. The Company primarily markets its TPA services in Florida. The Company may sell services directly or operate through agents and brokers. The Company's marketing strategy includes superior service, competitive pricing and delivery of support services. The Company's plan is to focus geographically with an emphasis in Florida. The TPAs will continue to use agents and brokers to receive requests for proposals as well as utilize various services in which proposals are listed.

Investment Portfolio
--------------------
The Company's investment strategy for its investment portfolio is to maintain a diversified investment-grade fixed income portfolio, to provide liquidity and to maximize income and total after-tax return. Four external investment firms manage the Company's investment portfolio. The Company has $349 million of fixed income securities at market value. The Company's policy is to manage its investments based on a total return approach, which balances the need for income, appreciation and the protection of principal. All of the Company's fixed income securities are classified as available-for-sale.

The Company does not actively trade its investments, but instead invests and holds its securities for the long term, taking into account among other things the duration of its liabilities, primarily its liability for losses and LAE. Therefore, the Company's investment strategy for its core portfolio focuses primarily on income generation and protection of principal, with a secondary focus on capital appreciation. All of the fixed maturity securities held in the investment portfolio are publicly traded securities. In addition to the fixed income portfolios of the insurance subsidiaries, the Company also has investments in other securities such as investment partnerships and certain strategic equity investments. These investments are relatively small in relation to the Company's total invested assets, and are held primarily for long-term appreciation.

The Company generally does not invest in off-balance sheet derivative financial investments. However, the Company has invested in two interest rate swaps in connection with its revolving credit facility and term loan agreement, which serve to fix the Company's interest expense.

Employees
---------
At December 31, 2001, the Company employed 550 persons. None of these employees are covered by a collective bargaining agreement. Management considers the Company's relationships with its employees to be very important and believes that its significant number of long-term employees and low attrition are indicative of good employee relations.

Additional Information with Respect to the Company's Business
-------------------------------------------------------------
The amounts of operating revenue and identifiable assets attributable to the aforementioned business segments are included in Note 21 to the Company's consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding the Company's investments in fixed maturity and equity securities is included in Note 5 to the Company's consolidated financial statements. Finally, information concerning the Company's revolving credit facility and term loan is included in Note 11 to the Company's consolidated financial statements.

Item 2.  Properties
-------------------
The physical properties used by the Company and its subsidiaries are summarized below:

                                                                  Type of             Owned          Approximate
            Business                       Location               Property          or Leased      Square Footage
-----------------------------    ---------------------------  ---------------     -------------  ------------------
Corporate headquarters                 Jacksonville, FL            Offices           Leased             8,900
FPIC                                   Jacksonville, FL            Offices            Owned            26,600
APAC                                   Coral Gables, FL            Offices           Leased             4,200
Tenere                                  Springfield, MO            Offices           Leased            13,300
AFP                                      Manhasset, NY             Offices           Leased            55,600
McCreary                                  Stuart, FL               Offices           Leased            13,300
EMI                                    Jacksonville, FL            Offices           Leased            12,500

Item 3.  Legal Proceedings
--------------------------
There are no material pending legal proceedings against the Company or its subsidiaries other than litigation arising in connection with the settlement of insurance claims.

The Company's insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their administration of insurance claims. These claims are sometimes referred to as "bad faith" actions as it is alleged that the insurance company acted in bad faith in the administration of an insured's claim. Bad faith actions are few in number and generally occur in instances where a jury verdict exceeds the insured's policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured's policy limit. In such cases, the insured may assign his or her rights under the policy to the plaintiff in settlement of the insured's portion of the verdict. The plaintiff is then permitted to sue the insurer on behalf of the defendant. The Company has evaluated such exposures as of December 31, 2001, and in all such cases, believes its position and defenses are meritorious, and that when all facts and circumstances are considered, including its own insurance coverage against such risks, its potential exposure to material losses from such exposures is immaterial.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The Company's common equity has been publicly traded on the NASDAQ National Market System since August 1, 1996 under the symbol, FPIC. The following table sets forth for the periods indicated the high and low bid quotations as reported. Such quotations reflect inter-dealer bids and offers, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                 2001                                   2000
                                        -----------------------               -----------------------
                                        High Bid       Low Bid                High Bid      Low Bid
                                        --------       --------               --------      -------
First Quarter.......................   $ 13.88            9.00                  19.94        15.00
Second Quarter......................   $ 13.75            9.00                  18.88        10.38
Third Quarter.......................   $ 15.09           10.00                  18.38        10.92
Fourth Quarter......................   $ 15.40           11.24                  16.88         8.44

As of March 21, 2002, the Company estimated that there were approximately 5,500 beneficial owners of the Company's common stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data The selected financial data presented below for the fiscal years ending December 31 should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which are included elsewhere herein.

                                                        (in thousands, except per share amounts)
                                    ----------------------------------------------------------------------------------
Income Statement Data:                 2001              2000             1999              1998             1997
---------------------               -----------      -----------      ------------     ------------      -----------
Direct and assumed
     premiums written           $    245,403            197,280          148,216          116,989            77,771
Net premiums written                 147,084            161,931          122,433          101,477            70,285
Net premiums earned                  131,058            120,454          118,072           89,562            65,504
Total revenues                       197,529            182,264          170,504          120,321            93,216

Net income                             2,930                614           21,869           20,693            16,557
Basic earnings per share                 .31                .06             2.24             2.22              1.83
Diluted earnings per share               .31                .06             2.19             2.11              1.76


                                                                    (in thousands)
                                    ----------------------------------------------------------------------------------
Balance Sheet Data:                    2001              2000             1999              1998             1997
---------------------               -----------      -----------      ------------     ------------      -----------
Total cash and investments      $    441,966            423,955          353,419          352,067           275,980
Total assets                         758,297            652,198          587,433          490,943           352,849
Liability for Loss and LAE           318,483            281,295          273,092          242,377           188,086
Revolving credit facility             37,000             67,219           62,719           27,165             2,000
Term loan                             16,042                 --               --               --                --
Total liabilities                    583,723            479,671          421,054          340,012           232,785
Shareholders' equity                 174,574            172,527          166,379          150,931           120,064

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report. The consolidated financial statements include the results of all of the Company's wholly owned and majority owned subsidiaries.

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

Critical Accounting Policies
----------------------------
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to income taxes, loss and loss adjustment expenses ("LAE") reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Reinsurance. Reinsurance recoverables include the balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with respect to the individual reinsurers, which participate in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would impact our financial position and results of operations. No such valuation allowance has been established to date as the Company believes it is more likely than not that its deferred tax assets will be fully realized.

Goodwill and Intangible Assets. Goodwill represents the aggregate cost of companies acquired over the fair value of net assets at the date of acquisition and is being amortized into income using the straight-line method over periods ranging from ten to twenty-five years. Management regularly reviews the carrying value of goodwill by determining whether the unamortized value of the goodwill can be recovered through undiscounted future operating cash flows of the acquired operation.

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

In the event goodwill or another intangible asset is impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the respective asset. Fair value is determined primarily using anticipated cash flows at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Loss and Loss Adjustment Expenses. The Company estimates its liability for loss and LAE using actuarial projections of ultimate losses and LAE and other quantitative and qualitative analyses of conditions expected to effect the future development of claims and related expenses. The estimated liability for losses is based upon paid and case reserve estimates for losses reported, adjusted through formula calculations to develop ultimate loss expectations; related estimates of incurred but not reported losses and expected cash reserve developments based on past experience and projected future trends; deduction of amounts for reinsurance placed with reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated balance sheets as required by FAS No. 113. The liability for LAE is provided by estimating future expenses to be incurred in settlement of claims provided for in the liability for losses and is estimated using similar actuarial techniques.

The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in the operating results of the current year. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided and such differences may be material.

The Company also has direct and assumed liabilities under covered extended reporting endorsements associated with claims-made MPL policy forms, which generally provide, at no additional charge, continuing MPL coverage for claims-made insureds in the event of death, disability or retirement. These liabilities are carried within unearned premium reserves and are estimated using techniques, which possess elements of both loss reserves and pension liabilities, and thus, include additional assumptions for mortality, morbidity, retirement, interest and inflation.

In performing its tests of the liability for losses and LAE as of December 31, 2001, the Company's independent actuarial firm utilized multiple methods and developed a range of reasonable estimates. The Company's liability for losses and LAE, net of reinsurance, as of December 31, 2001 is $238.1 million, which corresponds with the point estimate of its independent actuarial firm's consolidated range of estimates of $223.2 million (minus $11.8 million, or 6%) to $255.5 million (plus $12.3 million, or 7%). For each 1% increase or decrease in the Company's estimated liability for losses and LAE as of December 31, 2001, that could occur in one or more future periods, a corresponding charge or credit to income in the amount of approximately $2.4 million ($1.8 million, after tax effects) would occur.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

General
-------
FPIC Insurance Group, Inc. (the "Company") was formed in 1996 in connection with a reorganization (the "Reorganization") pursuant to which it became the parent company of Florida Physicians Insurance Company, Inc. ("Florida Physicians") and McCreary Corporation ("McCreary"), a third party administrator. In connection with the Reorganization, Florida Physicians shareholders became the shareholders of the Company and received five shares of the Company's common stock for each of their shares of Florida Physicians common stock. In May 2001, the Company changed the name of Florida Physicians to First Professionals Insurance Company, Inc. ("First Professionals"). Effective January 1, 2002, McCreary and its subsidiary, Employers Mutual, Inc. ("EMI") were consolidated by legal entity merger, with EMI continuing as the surviving entity.

The Company has three main operating segments as follows: insurance, reciprocal management and third party administration ("TPA"). The Company's primary sources of revenue are management fees and dividends received from its subsidiaries. The primary sources of revenue for these amounts are premiums earned and investment income derived from the insurance segment and fee and commission income from the reciprocal management and TPA segments.

Through the insurance segment, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company's medical professional liability ("MPL") insurance is written substantially on a "claims-made" basis (as opposed to an "occurrence" basis) providing protection to the insured only for those claims that arise out of incidents occurring, and of which notice to the insurer is given, while coverage is in effect. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of tail coverage is based on the length of time the insured has been covered under the Company's claims-made form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and for those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. Through the reciprocal management segment, the Company provides brokerage and administration services for reinsurance programs and brokerage services for the placement of annuities in structured settlements. The Company's TPA markets and administers self-insured and fully insured plans for both large and small employers, including group accident and health, workers' compensation and general liability and property insurance.

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

Overview
--------
Overall, 2001 was a successful year for the Company. Improving market conditions laid the foundation for strategic opportunities that allowed the Company to build its business and strengthen its market position. In addition, the Company took initiatives to improve its operations as soft market conditions subsided.

During the year, competitors that had previously competed heavily on price either raised their prices, reduced writings or in some cases exited the market. As a specialized carrier, the Company was positioned to take advantage of increasing demand and the improved pricing environment that resulted. Top-line growth, from both price improvements and increased policyholder counts, resulted. Strong results from our reciprocal management segment also resulted in significant growth in programs managed.

The Company also accomplished a number of significant strategic initiatives during 2001, including: a) its 2002 reinsurance program at acceptable rates; b) completion of a new credit facility with a syndicate of banks, reducing outstanding debt by approximately $14 million, or 21%; c) completion of the Company's exit from the small group accident and health ("A&H") business; d) consolidation of the Company's third party administration operations; and e) implementation of an integrated investment program engaging outside professional investment managers.

Net income for the year ended December 31, 2001, totaled $2.9 million, or $0.31 per diluted share, compared with net income of $0.6 million, or $0.06 per diluted share, for the year ended December 31, 2000. The 2001 results include the after-tax effects of $5.4 million for an adjustment made to increase reserves on prior years' business and $0.4 million in restructuring charges associated with the Company's TPA operations. Improved pricing and growth in policyholders during 2001 generated significant top-line growth.

Total revenues for the year ended December 31, 2001 increased 8%, to $197.5 million, from $182.3 million for the year ended December 31, 2000. Annual revenue growth was driven primarily by growth in earned premiums, which contributed $10.6 million to such growth. Strong improvements in pricing and the addition of MPL policyholders, primarily in Florida and Missouri, were the primary source of premium growth. Commission income and claims administration and management fees earned by the Company's non-insurance subsidiaries in New York and Florida also grew, contributing $7.1 million to the growth in total revenues. The growth in total revenues during 2001 was offset by a $1.7 million decline in investment income as a result of lower market yields.

Total expenses for the year ended December 31, 2001 increased 6%, to $196.4 million, from $185.2 million for the year ended December 31, 2000. Net losses and LAE incurred for the year ended December 31, 2001 increased $5.6 million or 5%, over the prior year. Excluding the pre-tax reserve strengthening in 2001 and 2000 of $8.8 million and $21.0 million, respectively, net losses and LAE incurred increased $17.7 million, or 17% during the year 2001. The increase reflects growth and the continuation of the Company's policy to maintain its reserves at a conservative level. Other underwriting expenses also contributed to the increase in total expenses, primarily as a result of enhancements made to the Company's financial and reporting systems and an increase in operating expenses related to growth in business. Offsetting the increases in expenses was a reduction in the allowance for bad debts of $1.0 million.

Insurance Segment
-----------------
The Company's insurance segment is made up of its four insurance subsidiaries, First Professionals, Anesthesiologists Professional Assurance Company ("APAC") and The Tenere Group, Inc. ("Tenere") companies of Intermed Insurance Company and Interlex Insurance Company. Holding company operations are included within the insurance segment due to its size and prominence and the substantial attention devoted to the segment. Financial data for the Company's insurance segment for the years ended December 31, 2001, 2000 and 1999 are summarized in the table below. Dollar amounts are in thousands.

                                                               Percentage                      Percentage
                                                  2001           Change           2000          Change          1999
                                             ---------------- -------------  --------------- -------------  -------------

Direct and Assumed Premiums Written        $     245,403          24%      $    197,280          33%      $  148,216
                                             ================                ===============                =============
Net Premiums Written                       $     147,084          -9%      $    161,931          32%      $  122,433
                                             ================                ===============                =============

Net Premiums Earned                        $     131,058           9%      $    120,454           2%      $  118,072
Net Investment Income                             22,819          -7%            24,505          30%          18,832
Net Realized Investment Gains                      1,429         420%               275         -22%             351
Commission Income                                     62         -61%               157         145%              64
Finance Charge and Other Income                      733         -52%             1,520           4%           1,467
Intersegment Revenue                               2,112          95%             1,083         100%              --
                                             ----------------                ---------------                -------------
    Total Revenues                         $     158,213           7%      $    147,994           7%      $  138,786
                                             ----------------                ---------------                -------------

Net Losses and LAE Incurred                $     128,346           5%      $    122,766          52%      $   80,968
Other Underwriting Expense                        25,684          24%            20,677          -2%          21,014
Interest Expense                                   4,566           6%             4,291           8%           3,981
Other Expenses                                       997         -64%             2,790          -1%           2,823
Intersegment Expense                               3,852         -42%             6,675         154%           2,628
                                             ----------------                ---------------                -------------
    Total Expenses                         $     163,445           4%      $    157,199          41%      $  111,414
                                             ----------------                ---------------                -------------

    (Loss) Income Before Taxes                    (5,232)         43%            (9,205)       -134%          27,372

                                             ----------------                ---------------                -------------
    Net (Loss) Income                      $        (847)         71%      $     (2,925)       -115%     $   19,776
                                             ================                ===============                =============


Total insureds, including insureds under fronting arrangements, were 18,794, 12,150 and 11,318 for the years ended December 31, 2001, 2001 and 1999, respectively.

Direct and assumed premiums written increased 24%, to $245.4 million for the year ended December 31, 2001 from $197.3 million for the year ended December 31, 2000. Excluding the effects of the non-recurring portion of assumed premiums under the 100% quota share reinsurance agreement written in the first quarter of 2000 between the Company's insurance subsidiaries and Physicians' Reciprocal Insurers ("PRI") whereby the Company assumed the death, disability and retirement ("DD&R") risks under PRI's claims-made insurance policies in exchange for cash and investments of approximately $34 million, and the effects of the decline in premiums under A&H programs, which were discontinued in 2001, of $16.7 million, direct and assumed premiums written increased approximately $99 million or 71%. The increase in direct and assumed premiums written is due to the effect of rate increases and growth in new business and premiums written under fronting arrangements. The growth in direct premiums written was partially offset by declines in MPL assumed premiums written and group A&H premiums written.

Direct and assumed premiums written increased 33%, to $197.3 million for the year ended December 31, 2000 from $148.2 million for the year ended December 31, 1999. The increase in direct and assumed premiums written is primarily related to the 100% quota share reinsurance agreement written in the first quarter of 2000 between the Company's insurance subsidiaries and PRI, as noted above. In addition, the Company experienced growth in direct premiums written in Texas, Alabama, Missouri, Kansas, and Georgia complimented by the acquisition of Tenere on March 17, 1999, which was only included in operations after such date. The increases in direct and assumed premiums written were offset by experience adjustment accruals for business assumed from PRI. The experience adjustments represent an estimate of the amount of premium the Company will return to PRI in future years.

Net premiums earned increased 9%, to $131.1 million for the year ended December 31, 2001 from $120.5 million for the year ended December 31, 2000. The increase in net premiums earned is less than the increase in direct and assumed premiums written for the same period primarily due to the inherent lag between written and earned premiums. In addition, as noted above, direct premiums written include premiums written under fronting agreements for which a relatively small portion of business is retained and therefore only a small portion of premium is ultimately earned. The increase in net premiums earned is due to growth in the number of policyholders and the effects of rate increases instituted by the Company's insurance subsidiaries during 2001. Partially offsetting this increase was a decline in A&H premiums earned of 70%, to $7.2 million for the year ended December 31, 2001, from $24.1 million for the year ended December 31, 2000.

Net premiums earned increased 2%, to $120.5 for the year ended December 31, 2000 from $118.1 million for the year ended December 31, 1999. The increase in net premiums earned is related to growth in assumed reinsurance, which contributed additional assumed premiums earned of $3.1 million, and growth in direct premiums written at APAC and Tenere during the year 2000. The Company increased premium rates at First Professionals, APAC, and Tenere in 2000. As a result of the rate increases taken by First Professionals, selective underwriting, and the competitive environment in Florida, net premiums earned decreased in First Professionals core MPL business, and First Professionals experienced a decline in its physician insureds. APAC and Tenere experienced more favorable market conditions, which allowed them to grow their earned premiums and policyholder counts. Such growth offset some of the decline in net premiums earned at First Professionals and resulted in overall increases in the Company's direct professional liability insureds.

Net investment income decreased 7%, to $22.8 million for the year ended December 31, 2001 from $24.5 million for the year ended December 31, 2000. The decrease in net investment income is primarily the result of lower investment returns on the Company's investment portfolio during 2001 caused by lower prevailing interest rates in fixed income securities. The effects of lower yields have been offset to some degree by growth in cash and invested assets resulting from growth in insurance premiums. On a consolidated basis, the Company's total investment portfolio grew to $ 424.2 million in 2001, up $19.2 million or 5%, from $405.0 million in 2000.

Net investment income increased 30%, to $24.5 for the year ended December 31, 2000 from $18.8 million for the year ended December 31, 1999. The increase is primarily due to the investments received in association with the 100% DD&R quota share reinsurance agreement between the Company's insurance subsidiaries and PRI. On a consolidated basis, the Company's total investment portfolio grew to $ 405.0 million in 2000, up $58.4 million or 17%, from $346.6 million in 1999.

Net realized investment gains increased 420%, to $1.4 million for the year ended December 31, 2001 from $0.3 million for the year ended December 31, 2000. The Company engaged new professional investment managers during the third quarter of 2001 as part of its overall investment strategy. While the Company's investment strategy remains focused on high quality, fixed income securities, it does plan some changes in its present asset allocation to take advantage of changing market conditions. The increase in net realized investment gains coincides with the liquidation of investments associated with repositioning the Company's investment portfolio.

Finance charge and other income decreased 52%, to $0.7 million for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000. The decline in finance charge and other income is due to the Company's decision to include a provision for finance charges within its Florida MPL policy premiums, rather than assessing finance charges separately.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, the Company's loss retention levels and changes in the frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgments. The Company's estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in the estimates of losses or reinsurance recoverables, and would be reflected in the Company's results of operations when the change occurs. The Company believes its liability for losses and LAE is adequate; however, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such difference, either positive or negative, could have a material effect on the Company's results of operations and financial position.

Net losses and LAE incurred increased 5%, to $128.3 million for the year ended December 31, 2001 from $122.8 million for the year ended December 31, 2000. The loss ratios for such periods were 98% and 102%, respectively. A loss ratio is defined as the ratio of loss and LAE incurred to net premiums earned. During the fourth quarter of 2001, the Company made a decision to adjust reserves upward by $8.8 million, pre-tax. The Company's decision to increase reserves reflects the Company's policy to maintain its reserves at a conservative level. Excluding the pre-tax reserve strengthening in 2001 and 2000 of $8.8 million and $21.0 million, respectively, net losses and LAE incurred increased $17.7 million, or 17% during the year 2001. This increase is consistent with the strong growth in business during 2001 and continues to reflect the Company's stated objective of maintaining its reserves at a conservative level, taking into consideration expected loss trends and all other pertinent considerations. The increase in losses and LAE incurred was partially offset by a decline in the Company's group A&H business corresponding with the complete withdrawal from its group A&H programs in 2001.

Net losses and LAE incurred increased 52%, to $122.8 million for the year ended December 31, 2000 from $81.0 million for the year ended December 31, 1999. The loss ratios for such periods were 102% and 69%, respectively. The increase in net losses and LAE incurred is primarily due to an increase in the loss and LAE provision during 2000 resulting from a reserve strengthening of $21.0 million, pre-tax. In addition, the 1999 results included reserve releases of approximately $17.0 million resulting from favorable development in loss experience on business written in years prior to 1999, which did not recur during the year 2000.

Other underwriting expenses increased 24%, to $25.7 million for the year ended December 31, 2001 from $20.7 million for the year ended December 31, 2000. The increase in other underwriting expenses is primarily attributable to additional operating expenses associated with the growth in business and expenses incurred to improve the information systems used by the Company. In addition, two of the Company's insurance subsidiaries, First Professionals and APAC, increased their accruals for guarantee fund assessments by approximately $0.9 million, combined. Offsetting these increases was a reduction in the allowance for bad debts of $1.0 million.

Other underwriting expenses decreased 2%, to $20.7 million for the year December 31, 2000 from $21.0 million for the year ended December 31, 1999. The decline in other underwriting expenses is attributable to a decline in assumed reinsurance costs and the accretion of the deferred credit associated with the 100% DD&R quota share reinsurance agreement entered into during the first quarter of 2000.

Other expenses declined 64%, to $1.0 million for the year ended December 31, 2001 from $2.8 million for the year ended December 31, 2000. Other expenses for the year 2000 included a non-recurring pre-tax severance charge of $1.8 million, which did not recur in 2001.

Reciprocal Management
---------------------
The Company's reciprocal management segment is made up of Administrators for the Professions, Inc. ("AFP"), the Company's New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries, Inc. ("Intermediaries") and Group Data Corporation ("Group Data"). AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance. Group Data acts as a broker in the placement of annuities for structured settlements. The segment also includes the business of Professional Medical Administrators, LLC ("PMA"), a 70% owned subsidiary of the Company. PMA provides brokerage and administration services for professional liability insurance programs. Financial data for the Company's reciprocal management segment for the years ended December 31, 2001, 2000 and 1999 are summarized in the table below. Dollar amounts are in thousands.

                                                                         Percentage                 Percentage
                                                              2001         Change         2000        Change          1999
                                                          ------------- ------------- ------------- ------------  -------------
Net Investment Income                                   $      344           35%      $    254         440%      $      47
Claims Administration and Management Fees                   22,959           35%        17,044           1%         16,955
Commission Income                                            2,484          107%         1,199          79%            671
Other Income                                                   399          -76%         1,680          -4%          1,758
Intersegment Revenue                                         3,111          -39%         5,129         237%          1,522
                                                          -------------               -------------               -------------
    Total Revenues                                      $   29,297           16%      $ 25,306          21%      $  20,953
                                                          -------------               -------------               -------------

Claims Administration and Management Expenses           $   18,420           23%      $ 15,023           4%      $  14,490
Other Expenses                                               2,173            0%         2,172           1%          2,152
Intersegment Expense                                         1,518          145%           619         100%             --
                                                          -------------               -------------               -------------
    Total Expenses                                      $   22,111           24%      $ 17,814           7%      $  16,642
                                                          -------------               -------------               -------------

      Income Before Taxes                                    7,186           -4%         7,492          74%          4,311

                                                          -------------               -------------               -------------
      Net Income                                        $    4,348            0%      $  4,360          90%     $    2,298
                                                          =============               =============               =============

In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI's direct premiums written, with an adjust-ment for expected return premiums. AFP's claims administration and management fees are entirely comprised of these fees. Claims administration and manage-ment fees increased 35%, to $23.0 million for the year ended December 31, 2001, from $17.0 million for the year ended December 31, 2000. The increase in claims administration and management fees is due to an increase in the premiums written by PRI. The Company's revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. In addition, PRI, as an MPL insurer, is subject to many of the same types of risks as those of the Company's insurance subsidiaries, which are described throughout this document.

Commission income increased 107%, to $2.5 million for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000. The increase in commission income corresponds with the increase in the amount of reinsurance brokered by Intermediaries in 2001.

Commission income increased 79%, to $1.2 million for the year ended December 31, 2000 from $0.7 million for the year ended December 31, 1999. The increase in commission income is attributable to a full year of brokerage income from Intermediaries, which was formed during the second quarter of 1999.

Other income decreased 76%, to $0.4 million for the year ended December 31, 2001 from $1.7 million for the year ended December 31, 2000. The decrease in other income is the result of lower statutory net income at PRI compared to the year 2000. The income received by AFP related to PRI's statutory net income for the years ended December 31, 2001, 2000 and 1999 was $0.3 million, $1.6 million and $1.7 million, respectively. In accordance with the management agreement between AFP and PRI, AFP receives or pays an amount equal to 10% of PRI's statutory net income or loss.

Claims administration and management expenses increased 23%, to $18.4 million for the year ended December 31, 2001 from $15.0 million for the year ended December 31, 2000. The increase in claims administration and management expense is primarily attributable to an increase in commission expense incurred as a result of growth in brokerage and administration business at AFP and PMA. Under terms of the management agreement between AFP and PRI, AFP is responsible for brokerage costs incurred by PRI. In addition, the Company incurred additional operating expenses related to the growth in direct business at PRI.

Third Party Administration
--------------------------
The Company's TPA segment is made up of McCreary and its subsidiary EMI. Effective January 1, 2002, McCreary and EMI were consolidated by legal entity merger, with EMI continuing as the surviving entity. Financial data for the Company's TPA segment for the years ended December 31, 2001, 2000 and 1999 are summarized in the table below. Dollar amounts are in thousands.

                                                                     Percentage                Percentage
                                                           2001        Change         2000       Change         1999
                                                        ------------ ------------  ----------- ------------  -----------
Net Investment Income                                 $     159         -33%       $    239        26%       $    189
Net Realized Investment Losses                               --         100%           (366)      100%             --
Claims Administration and Management Fees                12,545          -3%         12,982        32%          9,850
Commission Income                                         2,502          19%          2,108        21%          1,741
Other Income                                                 36         -83%            213       -58%            507
Intersegment Revenue                                        742         -52%          1,547        40%          1,106
                                                        ------------               -----------               -----------
    Total Revenues                                    $  15,984          -4%       $ 16,723        25%       $ 13,393
                                                        ------------               -----------               -----------

Claims Administration and Management Expenses         $  14,931          -5%       $ 15,683        33%       $ 11,807
Other Expenses                                            1,327         -28%          1,833       -11%          2,066
Intersegment Expense                                        594          28%            464       100%             --
                                                        ------------               -----------               -----------
    Total Expenses                                    $  16,852          -6%       $ 17,980        30%       $ 13,873
                                                        ------------               -----------               -----------

      Loss Before Taxes                                    (868)         31%         (1,257)     -162%           (480)
                                                        ------------               -----------               -----------
      Net Loss                                        $    (571)         30%       $   (821)     -300%       $   (205)
                                                        ============               ===========               ===========

During the fourth quarter 2001, the Company incurred a pre-tax charge of approximately $0.6 million in connection with the disposition of the Brokerage Services, Inc. ("BSI") division of EMI in Albuquerque, New Mexico. Under the plan, the Company sold the division's assets and cancelled its service agreements with self-insured customers. Certain other contracts were retained and will be serviced by the Company's Jacksonville, Florida division. The 2001 restructuring activity was a continuation of the Company's consolidation of the TPA operations and brings to an end the restructuring activities of the Albuquerque division that began during the fourth quarter of 2000 when the Company incurred a pre-tax charge of $0.5 million. Excluding the effects of the restructuring charges, the TPA segment incurred a net loss of approximately $0.2 million and $0.5 million for the years 2001 and 2000, respectively.

Net realized investment losses for the year ended December 31, 2000 were $0.4 million, largely due to the write down of the Company's investment in a joint venture, Bexar Credentials, Inc. ("Bexar") in the fourth quarter of 2000. The Company's stock in Bexar was redeemed for $70 thousand in cash and notes receivable in January 2001. All amounts receivable by the Company from the sale have been collected.

Claims administration and management fees declined 3%, to $12.5 million for the year ended December 31, 2001 from $13.0 million for the year ended December 31, 2000. The decline in claims administration and management fees is due to the termination of certain non-profitable contracts at the Company's Albuquerque division.

Excluding the effect of the terminated contracts, claims administration and management fees increased $1.1 million for the year ended December 31, 2001, as compared to the same period in 2000.

Claims administration and management fees increased 32%, to $13.0 million for the year ended December 31, 2000 from $9.9 million for the year ended December 31, 1999. The growth in claims administration and management fees is attributable to the acquisition of assets related to the BSI division, by EMI during the third quarter of 1999, and the resulting recognition of a full twelve months of revenue from the acquired operations during the current year.

Commission income increased 19%, to $2.5 million for the year ended December 31, 2001 from $2.1 million for the year ended December 31, 2000. The increase in commission income corresponds with increases in the underlying rates paid by customers for reinsurance being placed by the TPA segment under alternative market arrangements.

Commission income increased 21%, to $2.1 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999. The increase in commission income is the result of growth in the placement of insurance and reinsurance by McCreary with external parties on behalf of its self-insured customers during 2000.

Claims administration and management expenses declined 5%, to $14.9 million for the year ended December 31, 2001 from $15.7 million for the year ended December 31, 2000. The decline in claims administration and management expenses is due to the termination of certain non-profitable contracts at the Company's Albuquerque division. Excluding the effect of the terminated contracts, claims administration and management expenses increased $1.0 million for the year ended December 31, 2001, as compared to the same period in 2000.

Claims administration and management expenses increased 33%, to $15.7 million for the year ended December 31, 2000 from $11.8 million for the year ended December 31, 1999. The growth in claims administration and management expenses is primarily attributable to the acquisition of assets by EMI during the third quarter of 1999.

For the year ended December 31, 2001, other expenses decreased 28%, to $1.3 million from $1.8 million for the year ended December 31, 2000. Excluding the restructuring charges taken during the fourth quarter of 2001 and 2000 mentioned above, other expenses declined 46%, to $0.7 million for the year ended December 31, 2001, from $1.3 million for the year ended December 31, 2000. The decrease in other expenses represents savings from the Company's disposition of non-core businesses during 2000.

Other expenses decreased 11%, to $1.8 million for the year ended December 31, 2000 from $2.1 million for the year ended December 31, 1999. Excluding the restructure charge taken during the fourth quarter of 2000 mentioned above, other expenses declined 36%, to $1.3 million for the year ended December 31, 2000. The decrease in other expenses represents savings from the disposition of non-core businesses during 2000.

Selected Balance Sheet Items - Years Ended December 31, 2001 and 2000
---------------------------------------------------------------------
Cash and invested assets increased $18.0 million, to $442.0 million as of December 31, 2001 from $424.0 million as of December 31, 2000. The increase in cash and invested assets is due primarily to the growth in premiums, which increased the amounts available for investment, offset by a reduction in cash associated with the pay down and refinancing of the Company's credit facility.

Accrued investment income decreased $1.3 million, to $4.6 million as of December 31, 2001 from $5.9 million as of December 31, 2000. The decrease in accrued investment income is due to lower investment returns on the Company's investment portfolio associated with lower interest rates on fixed income securities.

Premiums receivable increased $37.1 million, to $73.4 million as of December 31, 2001 from $36.3 million as of December 31, 2000. The increase in premiums receivable is due to the growth in premiums written, resulting from rate increases realized by the Company's insurance subsidiaries on core MPL lines and an increase in new and renewal MPL business.

Due from reinsurers on unpaid losses and advance premiums increased $22.7 million, to $80.4 million as of December 31, 2001 from $57.7 million as of December 31, 2000. Ceded unearned premiums increased $30.7 million, to $40.8 million as of December 31, 2001, from $10.1 million as of December 31, 2000. The increases in these assets are related to the increase in the underlying reserves and unearned premiums resulting from growth in premiums written and earned on the Company's core MPL business and the increase in premiums written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers.

Deferred policy acquisition costs increased $3.0 million, to $9.0 million as of December 31, 2001 from $6.0 million as of December 31, 2000. The increase in deferred policy acquisition costs is due to an increase in underwriting expenses as a result of the growth in premiums written.

Deferred income taxes increased $1.6 million, to $19.9 million as of December 31, 2001 from $18.3 million as of December 31, 2000. The increase in deferred income taxes relates to an increase in deferred taxes associated with changes in unrealized gains on financial instruments and growth in the Company's insurance business.

Goodwill and intangible assets decreased $2.4 million, to $58.5 as of December 31, 2001 from $60.9 million as of December 31, 2000. The decrease in goodwill and intangible assets is due to amortization.

Federal income tax receivable decreased $3.2 million, to $5.3 million as of December 31, 2001 from $8.5 million as of December 31, 2000. The decrease in federal income tax receivable corresponds with the related decrease in the current benefit recognized in 2001, and the receipt of a federal tax refund related to the overpayment of estimated taxes for the year 2000.

The Company's liability for loss and LAE increased $37.2 million, to $318.5 million as of December 31, 2001 from $281.3 million as of December 31, 2000. The increase in the liability for loss and LAE is attributable to increases in premiums earned and the establishment of reserves for the current book of business, taking into consideration expected loss trends and an appropriately conservative loss ratio. In addition, the Company recorded a pre-tax reserve adjustment of $8.8 million in the fourth quarter of 2001 to strengthen reserves established for prior coverage years. The adjustment to reserves reflects the soft market conditions that prevailed for coverage years 2000 and prior.

Unearned premiums increased $46.7 million, to $146.8 million as of December 31, 2001 from $100.1 million as of December 31, 2000. The increase in unearned premiums is primarily related to growth in premiums written at the Company's insurance subsidiaries.

Reinsurance payable increased $20.2 million, to $26.7 million as of December 31, 2001 from $6.5 million as of December 31, 2000. The increase in reinsurance payable is related to an increase in premiums written for direct MPL business and business written under fronting arrangements whereby the Company cedes substantially all of the business to other insurance carriers.

Premiums paid in advance and unprocessed premiums increased $3.8 million, to $9.9 million as of December 31, 2001 from $6.1 million as of December 31, 2000. The increase in paid in advance and unprocessed premiums reflects the policy renewal cycle at the Company's largest insurance subsidiary whereby the majority of policies are renewed with an effective date of January 1 or July 1 of each year. In addition, the Company instituted a rate increase at its largest insurance subsidiary in December 2001.

The Company's revolving credit facility and term loan decreased $14.2 million, to $53.0 million as of December 31, 2001 from $67.2 million as of December 31, 2000. On August 31, 2001, the Company entered into a revolving Credit and Term Loan Agreement (the "credit facility") with five financial institutions. The initial aggregate principal amount of the new credit facility was $55 million, including (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million each commencing on December 31, 2001. The credit facility replaced a $75 million revolving credit facility (the "prior facility") that was entered into by the Company in January 1999, which would have matured on January 4, 2002. Approximately $67.2 million of principal was outstanding under the prior facility. The Company used available funds to pay down the difference between the outstanding principal amount of the prior facility and the initial amount of the new facility.

Accrued expenses and other liabilities increased $10.4 million, to $28.8 million as of December 31, 2001 from $18.4 million as of December 31, 2000. The increase in accrued expenses and other liabilities is primarily attributable to the increase in operating expenses associated with the growth in business. Approximately $2.9 million of the increase in accrued expenses and other liabilities reflects the recognition of a liability for the Company's derivative financial instrument in accordance with FAS No. 133.

Investments
-----------
The Company's investment strategy is to maintain a diversified investment portfolio that is focused on high grade, fixed income securities. The majority of these securities are held as invested assets by the various insurance subsidiaries. At the close of 2001, approximately 27% of the fixed-income portfolio was invested in tax-exempt securities and approximately 73% in taxable securities.

Realized investment gains and losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by generally accepted accounting principles, when investments are marked-to-market, with the corresponding gain or loss included in earnings. Variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings.

Stock Repurchase Plans
----------------------
During 2001, the Company repurchased 21,500 shares of its stock on the open market under its previously announced stock repurchase program at an average price of $10.84 per share. Under the Company's stock repurchase programs, shares may be repurchased at such times, and in such amounts, as management deems appropriate, and subject to the requirements of its credit facility under which the Company may repurchase shares up to an amount not to exceed 50% of net income of the immediately preceding year. A decision whether or not to make additional repurchases is based upon an analysis of the best use of the Company's capital. Since the commencement of these repurchase programs, the Company has repurchased 875,000 of its shares at a cost of approximately $16.2 million. A total of 365,500 shares remain available to be repurchased under the programs.

Liquidity and Capital Resources
-------------------------------
The payment of losses, LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during 2001 to meet these needs. Management believes these sources will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increased use of managed care and adverse legislative changes. In order to compensate for such risk, the
Company: (i) maintains what management considers to be adequate reinsurance;
(ii) monitors its reserve positions and regularly performs actuarial reviews of loss and LAE reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

The Company maintains a $55 million credit facility with five banks. The credit facility replaced a $75 million prior facility that was entered into by the Company in January 1999, which would have matured on January 4, 2002. Approximately $67.2 million of principal was outstanding under the prior facility. The Company used available funds to pay down the difference between the outstanding principal amount of the prior facility and the initial amount of the new credit facility.

As of December 31, 2001, the Company had $53.0 million outstanding under the credit facility. The credit facility is comprised of (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million each that commenced December 31, 2001. Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus an applicable margin of 2.25 percentage points, which may be reduced to a minimum of 1.75 percentage points as the Company reduces its outstanding indebtedness. The Company is not required to maintain compensating balances in connection with these credit facilities but is charged a fee on the unused portion, which ranges from 20 to 30 basis points.

Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants as of December 31, 2001, are as follows: a) total debt to cash flow available for debt service cannot be greater than 4.00:1 for the quarter ending December 31, 2001 and 3:50:1 thereafter; b) combined net premiums written to combined statutory capital and surplus cannot exceed 2.00:1; c) the fixed charge coverage ratio cannot be less than 2.00:1 at the end of each quarter through December 31, 2002, thereafter the fixed charge coverage ratio cannot be less than 2:25:1 and d) funded debt to total capital plus funded debt cannot exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) rating from A.M. Best.

Should the Company fail to meet one or more of its loan covenants, such occurrence would be considered an event of default. In the event the Company was unable to provide an allowable remedy for such event of default, the Company's lenders would be entitled to certain remedies, including the ability to demand immediate repayment, including payment in full. Were the Company's lenders to demand immediate payment in full, the Company could not make such payment from existing funds and would have to seek replacement financing. Under such circumstances, the Company's ability to secure such replacement financing could not be assured, and if obtained, such financing would likely carry higher costs.

At December 31, 2001, the Company did not meet its fixed charge coverage ratio loan covenant, primarily as a result of the reserve strengthening charge in the fourth quarter described above. The Company's lenders have waived this violation bringing the Company into compliance with its loan covenants. In addition, the Company and its lenders have re-negotiated a modification to the fixed charge coverage ratio loan covenant from 2.5:1, to 2.0:1 for the year 2002; and to 2.25:1 beginning in the first quarter of 2003. In connection with the waiver and modification, the applicable margin charged by the lenders as part of interest costs will increase 25 basis points, or 1/4 of 1 percent beginning in 2002.

At December 31, 2001, the Company held investments with a fair value of approximately $55.2 million scheduled to mature during the next twelve months, which when combined with net cash flows from operating activities, are expected to provide the Company with sufficient liquidity and working capital. As reported in the accompanying consolidated statements of cash flows, the Company has generated positive net cash from operations of $33.2 million, $14.8 million and $14.3 million in 2001, 2000 and 1999, respectively.

Shareholder dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. During 2002, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $10.7 million, without prior regulatory approval.

The National Association of Insurance Commissioners has developed risk-based capital ("RBC") measurements for insurers, which have been adopted by the Florida and Missouri Departments of Insurance. RBC measurements provide state regulators with varying levels of authority based on the adequacy of an insurer's adjusted surplus. At December 31, 2001, the Company's insurance subsidiaries maintained adjusted surplus in excess of their required RBC thresholds.

The Company's insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

In addition to standard assessments, the Florida and Missouri Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on a basis of premium written. During 2001, a special assessment was levied on First Professionals and APAC that totaled $0.9 million. No special assessments were made in 2000 and 1999. In addition, the Company could be subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as a hurricane.

Accounting Pronouncements
-------------------------
Effective January 1, 2001, the Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS No. 133". FAS No. 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. FAS No. 138 amended the accounting and reporting standards for certain derivative instruments and hedging activities under FAS No. 133. The adoption of FAS No. 133 did not have a material effect on the Company's consolidated financial statements, but did increase total shareholders' equity by $124 thousand at January 1, 2001 as a cumulative effect of a change in accounting principle.

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141 "Business Combinations." FAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001 and requires that all intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Management believes the adoption of FAS No. 141 will not have a significant impact on the Company's consolidated financial statements.

In June 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Impairment testing is required during the first year of adoption and any impairment losses resulting from such testing will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2002. Upon its adoption in the first quarter of 2002, the Company will cease the amortization of goodwill, which will have the effect of increasing its reported income. Goodwill amortization for the year 2001 was $3.5 million. The Company is also in the process of obtaining independent valuations of its reporting units as required by the transitional impairment provisions of FAS No. 142. It is possible that upon completion of the valuations, the Company could be required under the new standards to recognize a transitional impairment charge. Should the valuations of the reporting units fall below the carrying values, the related goodwill could partially or totally be impaired and the Company could recognize an impairment charge up to the carrying amount of goodwill or $67.2 million. However, as the Company has not yet completed its valuations, it is too early to tell whether any charge will be required.

In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of FAS No. 143 will not have a significant impact on the Company's consolidated financial statements.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The proposed standard provides a unified model for all assets to be disposed of, including the disposal of segments of a business currently accounted for under APB Opinion No. 30. FAS No. 144 also resolves the implementation issues and inconsistencies in accounting for assets to be disposed of raised by FAS No. 121 and covers the reporting of discontinued operations. The standard supersedes FAS No. 121, while retaining the recognition and measurement provisions of FAS No. 121 for long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Management believes the adoption of FAS No. 144 will not have a significant impact on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
Market risk is the risk of loss arising from adverse changes in market conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2001. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The fair value of the Company's debt and equity investment portfolio as of December 31, 2001 was approximately $349.0 million. Approximately 96.6% of the investment portfolio was invested in fixed maturity securities. The fixed maturity portfolio currently maintains an average Moody's credit quality of AA.

Generally, the Company does not invest in derivatives and does not currently use hedging strategies in its investment portfolio. However, the Company has invested in interest rate swaps to fix the interest rate in connection with its revolving credit facility and term loan.

As of December 31, 2001, the Company's investments in collateral mortgage obligations ("CMO's") and asset-backed securities represented less than 17% of the fixed income portfolio. The CMO's held by the Company were purchased to improve the Company's yields and current income. Approximately 22% of the Company's fixed income portfolio is allocated to the municipal sector. The balance is diversified through investments in treasury, agency, and corporate and mortgage-backed securities. The four market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks, prepayment risks, and legislative changes, including changes in tax laws that might affect the taxation of the Company's invested securities.

From time to time discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. The Company stays abreast of possible legislative acts that could adversely affect the tax-exempt status of municipal securities. At present there are no hedging or other strategies being used to minimize this risk. However, the Company has reduced its concentration in tax-exempt municipal securities during 2001, as part of its overall investment strategy.

The Company manages risks associated with the changes in interest rates by attempting to manage the duration of its investments in relation to the duration of its anticipated liabilities (claim payments). The Company invests in securities with investment grade credit ratings, thereby helping control credit risks. Approximately 61% of the fixed income portfolio is AAA or higher, 11.64% is AA, 16.0% is A, and 9.7% is BBB. A standard measure of interest rate sensitivity is effective duration, which takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds. The effective duration of the Company's portfolio is 4.65 years. If interest rates were to increase 100 basis points, the fair value of the Company's fixed maturity securities would decrease approximately $18.1 million.

The amounts reported as cash flows in the table below for fixed maturities represent par values at maturity date, and exclude investment income and expenses and other cash flows. The fair values of fixed maturities are based upon quoted market prices or dealer quotes for comparable securities. The projected cash flows of the credit facility and term loan and operating leases approximate fair value as of December 31, 2001. The fair value of the interest rate swaps is estimated using quotes from brokers and represents the cash requirement if the existing agreement had been settled at year-end.

                                                                Projected Cash Flows (in thousands)
                                 ---------------------------------------------------------------------------------------------------
                                                                                                                 Dec 31, 2001
                                    2002       2003       2004       2005       2006    Thereafter   Total        Fair Value
                                 ---------  ---------  ---------  ---------  ---------  ----------  --------     -------------
Assets
-------------------------------
Fixed maturity securities,
  Available for sale            $   6,021      8,722     10,930     35,140     20,144   268,959     349,916       348,949

Liabilities
-------------------------------
  Credit facility               $  (2,111)    (1,872)   (38,110)      --          --       --       (42,093)      (37,000)
  Term loan                        (6,409)    (6,166)    (4,462)      --          --       --       (17,037)      (16,042)
  Interest rate swaps              (2,066)    (1,832)    (1,085)      --          --       --        (4,983)       (2,934)
  Operating leases                 (2,766)    (2,525)    (2,545)    (2,402)    (2,471)   (5,626)    (18,335)      (18,335)

Weighted Average Interest Rate
-------------------------------
  Fixed maturity securities          6.54%      5.55%      4.73%      6.63%      4.57%     3.49%       4.01%
  Credit Facility                    4.16%      4.16%      4.16%        --         --        --          --
  Term Loan                          4.16%      4.16%      4.16%        --         --        --          --
  Interest rate swaps                4.39%      4.44%      4.49%        --         --        --          --

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The consolidated financial statements and schedules listed in Item 14(a)(1) and
(2) are included in this Report beginning on Page 40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
On April 28, 2000, the Company filed a Form 8-K notifying the Securities and Exchange Commission of a change in the Registrant's certifying accountant. The Company retained the services of PricewaterhouseCoopers LLP as its independent accountants and replaced KPMG LLP ("KPMG") effective April 24, 2000. No report of KPMG on the financial statements of the Company for 1999 or 1998 contained an adverse opinion, or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Since the engagement of KPMG and through the date of replacement, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in independent accountants was approved by the Audit Committee and the Board of Directors of the Company.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
Information required hereunder with respect to directors and executive officers will appear under the heading "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------
The information required herein will appear under the heading "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The information required herein will appear under the heading " Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
The information required herein will appear under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
 (a)   1.  Financial Statements and Schedules:
           -----------------------------------
               FPIC Insurance Group, Inc.:
               Reports of Independent Certified Public Accountants Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December
                 31, 2001, 2000 and 1999
               Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999
               Consolidated Statements of Changes in Shareholders' Equity for
                 the years ended December 31, 2001, 2000 and 1999
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 2001, 2000 and 1999
               Notes to the Consolidated Financial Statements

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

       3.  Exhibits:
           --------
               Exhibit No.
               -----------
                  3.1 Restated Articles of Incorporation of FPIC Insurance Group, Inc., incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on August 16, 1999.

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

                  10(c) Form of Indemnity Agreement dated February 28, 1996 between the Registrant and Drs. Acosta-Rua, Gause, Shapiro, Selander, White, Bagby, Baratta, Murray, Bridges, Hagen, Van Eldik, Yonge; Messrs. Russell, Rosenbloom, Sabia, Carey, Driscoll and Ms. Whitter, incorporated by reference to the Company's Registra-tion Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

                  10(d) Omnibus Incentive Plan, as amended, incorporated by reference to the Company's definitive proxy statement (Commission File No. 1-11983) filed on April 30, 2001.

                  10(e) Director Stock Option Plan, as amended, incorporated by reference to the Company's definitive proxy statement (Commission File No. 1-11983) filed on April 30, 2001.

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

                  10(k) Agreement and Plan of Merger dated as of October 2, 1998 and First Amendment to Agreement and Plan of Merger dated as of January 1999 and Second Amendment to Agreement and Plan of Merger dated as of March 17, 1999 among First Professionals Insurance Company, Inc., TGI Acquisition Corporation and Tenere Group, Inc., incorporated by reference to the Company's filing on Form 10-K (Commission File No. 1-11983) filed on March 31, 1999.

                  10(l) Form of Severance Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999,

                10(l)(1) Form of Amendment to Severance Agreement between the Registrant and John R. Byers dated December 14, 2001.

                  10(m) Form of Employment Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.

                10(m)(1) Form of Amendment to Employment Agreement between the Registrant and John R. Byers dated December 14, 2001.

                  10(n) Form of Employment Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to the Company's Form 10-K (Commission File No.1-11983) filed on March 30, 2000.

                10(n)(1) Form of Amendment to Employment Agreement between the Registrant and Kim D. Thorpe dated December 14, 2001.

                  10(o) Form of Severance Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to the Company's Form 10-K (Commission File No.1-11983) filed on March 30, 2000.

                10(o)(1) Form of Amendment to Severance Agreement between the Registrant and Kim D. Thorpe dated December 14, 2001.

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

                  10(t) Reinsurance agreement between Physicians' Reciprocal Insurers and First Professionals Insurance Company, Inc. incorporated by reference to the Company's Form 10-Q (Commission File No. 1-11983) filed on May 15, 2000.

                  10(u) Form of Employment Agreement dated November 6, 1999 between the Registrant and Kurt Cetin.

                 10(u)(1) Form of Amendment to Employment Agreement between the Registrant and Kurt Cetin dated December 14, 2001.

                  10(v) Form of Employment Agreement dated May 1, 2000 between the Registrant and David L. Rader.

                10(v)(1) Form of Amendment to Employment Agreement between the Registrant and David L. Rader dated December 16, 2000.

                  10(w) Form of Employment Agreement dated May 1, 2000 between the Registrant and Gary M. Dallero.

                10(w)(1) Form of Amendment to Employment Agreement between the Registrant and Gary M. Dallero dated December 16, 2000.

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

                  10(y) Form of Indemnity Agreement dated July 15, 2000 between the Registrant and Messrs. Dallero and Divita.

                  10(z) Form of Indemnity Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown.

                  10(aa) Form of Severance Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown.

                  10(bb) Form of Severance Agreement dated December 22, 2000 between the Registrant and Pamela D. Deyo.

                  10(cc) Waiver and Modification Agreement dated as of March 30, 2001, by and among FPIC Insurance Group, Inc., and The Banks Listed Herein, and SunTrust Bank, as Issuing Bank, Administrative Agent and as Collateral Agent.

                  10(dd) Revolving Credit and Term Loan Agreement dated August 31, 2001 among FPIC Insurance Group, Inc., as Borrower, the Lenders named therein, and SunTrust Bank, as Administrative Agent and Collateral Agent.

                  10(ee) International Swap Dealers Association, Inc. Master Agreement dated June 15, 1998 between FPIC Insurance Group, Inc. and SunTrust Bank, Atlanta, as amended by the Confirmations of Interest Rate Transactions dated August 29, 2001.

                  10(ff) Form of Indemnity Agreement dated June 6, 2001 between the Registrant and John K. Anderson, Jr.

                  10(gg) Form of Indemnity Agreement dated June 6, 2001 between the Registrant and M.C. Harden, III.

                  10(hh) Form of Indemnity Agreement dated July 14, 2001 between the Registrant and Gene Witherspoon.

                  10(ii) Form of Indemnity Agreement dated September 18, 2001 between the Registrant and Lori A. Mackey.

                  10(jj) Form of Employment Agreement dated December 14, 2001 between the Registrant and Roberta G. Cown.

                  10(kk) Amendment No. 1 to Revolving Credit and Term Loan Agreement dated March 25, 2002.

                  21       Subsidiaries of the Registrant
                  23       Consents of KPMG LLP and PricewaterhouseCoopers LLP

(b)    Reports on Form 8-K:
       --------------------
       The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 27th day of March, 2002.

                                       FPIC Insurance Group, Inc.


                                       By       /s/ John R. Byers
                                           -------------------------------
                                           John R. Byers, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                    Title                            Date

           /s/ John R. Byers                         President, Chief Executive         March 27, 2002
         -------------------------------
         John R. Byers                               Officer and Director
                                                     (Principal Executive Officer)

           /s/ Kim D. Thorpe                         Executive Vice President           March 27, 2002
         -------------------------------
         Kim D. Thorpe                               and Chief Financial Officer
                                                     (Principal Financial Officer)

           /s/ Pamela D. Deyo                        Vice President - Controller        March 27, 2002
         -------------------------------
         Pamela D. Deyo                              (Principal Accounting Officer)

           /s/ Robert O. Baratta                     Chairman of the Board              March 27, 2002
         -------------------------------
         Robert O. Baratta, M.D.

           /s/ David M. Shapiro                      Vice Chairman                      March 27, 2002
         -------------------------------
         David M. Shapiro, M.D.

           /s/ Gaston J. Acosta-Rua                  Director                           March 27, 2002
         -------------------------------
         Gaston J. Acosta-Rua, M.D.

           /s/ John K. Anderson, Jr.                 Director                           March 27, 2002
         -------------------------------
         John K. Anderson, Jr.

           /s/ Richard J. Bagby                      Director                           March 27, 2002
         -------------------------------
         Richard J. Bagby, M.D.

           /s/ James W. Bridges                      Director                           March 27, 2002
         -------------------------------
         James W. Bridges, M.D.

           /s/ Curtis E. Gause                       Director                           March 27, 2002
         -------------------------------
         Curtis E. Gause, D.D.S.

           /s/ M.C. Harden, III                      Director                           March 27, 2002
         -------------------------------
         M. C. Harden, III

           /s/ Louis C. Murray                       Director                           March 27, 2002
         -------------------------------
         Louis C. Murray, M.D.

           /s/ Guy T. Selander                       Director                           March 27, 2002
         -------------------------------
         Guy T. Selander, M.D.

           /s/ James G. White                        Director                           March 27, 2002
         -------------------------------
         James G. White, M.D.

           /s/ Gene C. Witherspoon                   Director                           March 27, 2002
         -------------------------------
         Gene C. Witherspoon

               Report of Independent Certified Public Accountants




The Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows, present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein, as of and for the years ended December 31, 2001 and 2000, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements and accompanying financial statement schedules of the Company for the year ended December 31, 1999 were audited by other independent accountants whose report dated March 8, 2000 expressed an unqualified opinion on those statements and schedules.


                         /s/ PricewaterhouseCoopers LLP

                           PricewaterhouseCoopers LLP



Jacksonville, Florida
February 20, 2002, except
as to the matter discussed
in the fifth paragraph of
Note 11, as to which the
date is March 26, 2002

               Report of Independent Certified Public Accountants




The Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows of FPIC Insurance Group, Inc. and subsidiaries for the year ended December 31, 1999. In connection with our audit of the aforementioned consolidated financial statements, we also have audited financial statement Schedules II, III, IV and V as of and for the years ended December 31, 1999. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of FPIC Insurance Group, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the aforementioned financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    /s/ KPMG LLP

                                    KPMG LLP



Jacksonville, Florida
March 8, 2000

                           FPIC INSURANCE GROUP, INC.

          Consolidated Balance Sheets (in thousands, except share data)

                        As of December 31, 2001 and 2000

                                                                        2001          2000
                                                                     ------------  ------------
Assets

    Cash and cash equivalents                                       $  75,220        18,967
    Bonds and U.S. Government securities, available for sale          348,949       385,513
    Equity securities, available for sale                                   8           555
    Other invested assets, at equity                                    2,572         3,134
    Other invested assets, at cost                                     10,962        11,388
    Real estate                                                         4,255         4,398
                                                                     ------------  ------------
            Total cash and investments                                441,966       423,955

    Premiums receivable, net of allowance for doubtful accounts
       of $734 and $1,659 in 2001 and 2000, respectively               73,362        36,300
    Accrued investment income                                           4,605         5,932
    Reinsurance recoverable on paid losses                              7,305         7,919
    Due from reinsurers on unpaid losses and advance premiums          80,410        57,698
    Ceded unearned premiums                                            40,794        10,107
    Property and equipment, net                                         4,727         4,295
    Deferred policy acquisition costs                                   9,001         5,967
    Deferred income taxes                                              19,944        18,271
    Finance charge receivable                                             227           471
    Prepaid expenses                                                    1,664         1,662
    Goodwill and identifiable intangibles, net                         58,542        60,869
    Federal income tax receivable                                       5,272         8,519
    Other assets                                                       10,478        10,233
                                                                     ------------  ------------
                 Total assets                                       $ 758,297       652,198
                                                                     ============  ============

Liabilities and Shareholders' Equity

    Loss and loss adjustment expenses                               $ 318,483       281,295
    Unearned premiums                                                 146,761       100,066
    Reinsurance payable                                                26,689         6,518
    Paid in advance and unprocessed premiums                            9,942         6,146
    Revolving credit facility                                          37,000        67,219
    Term loan                                                          16,042            --
    Accrued expenses and other liabilities                             28,806        18,427
                                                                     ------------  ------------
            Total liabilities                                         583,723       479,671
                                                                     ------------  ------------

    Commitments and contingencies (Note 18)

    Common stock, $.10 par value, 50,000,000 shares authorized;
       9,337,755 and 9,380,353 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                           934           938
    Additional paid-in capital                                         37,837        37,827
    Unearned compensation                                                  --          (105)
    Accumulated other comprehensive (loss) income                         (26)          968
    Retained earnings                                                 135,829       132,899
                                                                     ------------  ------------
            Total shareholders' equity                                174,574       172,527
                                                                     ------------  ------------
                 Total liabilities and shareholders' equity         $ 758,297       652,198
                                                                     ============  ============

See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

 Consolidated Statements of Income (in thousands, except per common share data)

              For the Years Ended December 31, 2001, 2000 and 1999


                                                                             2001           2000           1999
                                                                         -------------  -------------  -------------

Revenues
    Net premiums earned                                                 $  131,058        120,454        118,072
    Claims administration and management fees                               35,504         30,026         26,805
    Net investment income                                                   23,322         24,998         19,068
    Commission income                                                        5,048          3,464          2,476
    Net realized investment gains (losses)                                   1,429            (91)           351
    Finance charge and other income                                          1,168          3,413          3,732
                                                                          -------------  -------------  -------------
          Total revenues                                                   197,529        182,264        170,504
                                                                          -------------  -------------  -------------

Expenses
    Net losses and loss adjustment expenses                                128,346        122,766         80,968
    Other underwriting expenses                                             25,684         20,677         21,014
    Claims administration and management expenses                           33,351         30,706         26,297
    Interest expense                                                         4,566          4,291          3,981
    Other expenses                                                           4,497          6,795          7,041
                                                                          -------------  -------------  -------------
          Total expenses                                                   196,444        185,235        139,301
                                                                          -------------  -------------  -------------

          Income (loss) before income taxes                                  1,085         (2,971)        31,203

    Income tax (benefit) expense                                            (1,845)        (3,585)         9,334
                                                                          -------------  -------------  -------------

          Net income                                                    $    2,930            614         21,869
                                                                          =============  =============  =============





Basic earnings per common share                                         $     0.31           0.06           2.24
                                                                          =============  =============  =============

Diluted earnings per common share                                       $     0.31           0.06           2.19
                                                                          =============  =============  =============


Basic weighted average common shares outstanding                             9,383          9,497          9,748
                                                                          =============  =============  =============

Diluted weighted average common shares outstanding                           9,468          9,571         10,007
                                                                          =============  =============  =============


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

         Consolidated Statements of Comprehensive Income (in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999



                                                                  2001       2000         1999
                                                               ----------- ----------  ------------

Net Income                                                   $   2,930         614        21,869
                                                               ----------- ----------  ------------

Other Comprehensive Income
    Cumulative effect of change in accounting
      principle (Note 2)                                     $     124          --            --
    Unrealized holding gains (losses) on securities
      arising during the period                                  1,198      14,697       (22,068)
    Unrealized holding losses on derivative financial
       instruments arising during the period                    (2,819)         --            --
    Income tax benefit (expense) related to unrealized
      gains and losses                                             503      (5,234)        7,952
                                                                ----------- ----------  ------------

    Other comprehensive (loss) income                             (994)      9,463       (14,116)
                                                                ----------- ----------  ------------

Comprehensive  income                                        $   1,936      10,077         7,753
                                                                =========== ==========  ============






See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

    Consolidated Statements of Changes in Shareholders' Equity (in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999


                                                                             Accumulated
                                                                                Other
                                      Common    Additional      Unearned     Comprehensive   Retained
                                      Stock   Paid-in capital  Compensation     Income       Earnings       Total
                                     -------- ---------------  ------------  -------------   ----------   ----------
Balance, December 31, 1998           $   952      34,299            (357)        5,621        110,416       150,931

   Net income                             --          --              --            --         21,869        21,869
   Compensation earned on
     issuance of stock options            --          --             126            --             --           126
   Unrealized loss on debt
     and equity securities, net           --          --              --       (14,116)            --       (14,116)
   Issuance of shares, net                10       7,559              --            --             --         7,569
                                     -------- ---------------  ------------  -------------   ----------   ----------
Balance, December 31, 1999           $   962      41,858            (231)       (8,495)       132,285       166,379
                                     -------- ---------------  ------------  -------------   ----------   ----------

   Net income                             --          --              --            --            614           614
   Compensation earned on
     issuance of stock options            --          --             126            --             --           126
   Unrealized gain on debt
     and equity securities, net           --          --              --         9,463             --         9,463
   Repurchase of shares, net             (24)     (4,031)             --            --             --        (4,055)
                                     -------- ---------------  ------------  -------------   ----------   ----------
Balance, December 31, 2000           $   938      37,827            (105)          968        132,899       172,527
                                     -------- ---------------  ------------  -------------   ----------   ----------

   Cumulative effect of change in
     accounting principle (Note 2)        --          --              --           124             --           124
   Net income                             --          --              --            --          2,930         2,930
   Compensation earned on
     issuance of stock options            --          --             105            --             --           105
   Unrealized loss on derivative
     financial instruments, net           --          --              --        (1,896)            --        (1,896)
   Unrealized gain on debt
     and equity securities, net           --          --              --           778             --           778
   Repurchase of shares, net              (4)         10              --            --             --             6
                                     -------- ---------------  ------------  -------------   ----------   ----------
Balance, December 31, 2001           $   934      37,837              --           (26)       135,829       174,574
                                     ======== ===============  ============  =============   ==========   ==========


See accompanying notes to consolidated financial statements.

                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                2001         2000        1999
                                                                            ------------ ----------- -----------
Cash flows from operating activities:
    Net income                                                              $    2,930         614       21,869
    Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation, amortization and accretion                                5,139       3,944        5,909
         Realized (gain) loss on sale of investments                            (1,429)         91         (351)
         Realized (gain) loss on sale of property and equipment                    (17)         46           16
         Noncash compensation                                                      105         126          126
         Net loss from equity investments                                          511         188          339
         Deferred income tax (benefit) expense                                    (973)     (3,276)       1,097
         Writedown of goodwill to net realizable value                              --          --          436
         Bad debt expense                                                          191       1,139          352
         Changes in assets and liabilities:
             Premiums receivable, net                                          (37,074)     (2,651)         965
             Accrued investment income                                           1,327        (506)         (25)
             Reinsurance recoverable on paid losses                                614       6,830           --
             Due from reinsurers on unpaid losses and advance premiums         (22,712)        702           --
             Ceded unearned premiums                                           (30,687)     (3,824)          --
             Deferred policy acquisition costs                                  (3,034)     (3,178)        (526)
             Prepaid expenses and finance charge receivable                        242        (525)        (652)
             Other assets and accrued expenses and other liabilities             7,011        (319)      (2,611)
             Loss and loss adjustment expenses                                  37,188       8,203       (6,790)
             Unearned premiums                                                  46,695       7,764        3,234
             Reinsurance payable                                                20,171       3,179       (4,880)
             Paid in advance and unprocessed premiums                            3,796         687         (308)
             Federal income tax receivable                                       3,247      (4,391)      (3,857)
                                                                            ------------ ----------- -----------
                Net cash provided by operating activities                       33,241      14,843       14,343
                                                                            ------------ ----------- -----------
 Cash flows from investing activities:
    Proceeds from sale or maturity of bonds and U.S.
      Government securities                                                    221,596      59,373       69,471
    Purchase of bonds and U.S. Government securities                          (182,930)    (59,351)     (61,578)
    Proceeds from sale of equity securities, net                                   513         966          236
    (Purchase) sale of real estate investments, net                               (112)        302         (902)
    Sale (purchase) of other invested assets, net                                  477        (813)        (704)
    Purchase of property and equipment, net                                     (2,362)     (1,913)      (1,556)
    Proceeds from sale of subsidiary                                                --         185           --
    Purchase of subsidiary's net other assets and stock                             --          (5)         (50)
    Purchase of goodwill and intangible assets                                      --      (1,895)     (50,986)
                                                                            ------------ ----------- -----------
                Net cash provided by (used in) investing activities             37,182      (3,151)     (46,069)
                                                                            ------------ ----------- -----------

Cash flows from financing activities:
    (Payment) receipt of revolving credit facility, net                        (14,176)      4,500       35,554
    Issuance (buyback) of common stock, net                                          6      (4,055)      (4,061)
                                                                            ------------ ----------- -----------
                Net cash (used in) provided by financing activities            (14,170)        445       31,493
                                                                            ------------ ----------- -----------

                Net increase (decrease) in cash and cash equivalents            56,253      12,137         (233)

Cash and cash equivalents at beginning of period                                18,967       6,830        7,063
                                                                            ------------ ----------- -----------
Cash and cash equivalents at end of period                                  $   75,220      18,967        6,830
                                                                            ============ =========== ===========

Continued.


                           FPIC INSURANCE GROUP, INC.

              Consolidated Statements of Cash Flows (in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                2001         2000        1999
Supplemental disclosure of cash flow activities:
   Interest paid                                                            $    4,190       3,769        4,016
                                                                            ============ =========== ===========
   Federal income taxes paid                                                $      540       3,556        6,634
                                                                            ============ =========== ===========

Supplemental schedule of noncash investing and financing activities:

   Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement to assume the death, disability, and retirement risks under Physicians'
   Reciprocal Insurers' ("PRI") claims made insurance policies. The
   Company received cash and bonds in exchange for business assumed from PRI recorded as follows:

     Assumed unearned premium                                               $       --      33,749           --
     Reduction in net goodwill and intangible assets                                --      13,205           --
     Receipt of bonds at market                                                     --     (44,194)          --
                                                                            ------------ ----------- -----------

     Net cash received                                                      $       --       2,760           --
                                                                            ============ =========== ===========


   Effective January 1, 1999, the Company purchased all of the capital stock of Administrators for the Professions, Inc. for $53,830 and a 70% equity interest in a limited liability company for $2,500. In conjunction with the acquisitions, common stock was issued as follows:

     Common stock issued and related additional paid-capital                $       --          --       11,630
     Goodwill and other tangible and intangible assets acquired                     --          --      (56,330)
                                                                            ------------ ----------- -----------

     Net cash paid                                                          $       --          --      (44,700)
                                                                            ============ =========== ===========




See accompanying notes to consolidated financial statements.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

1.   Organization and Nature of Operations
     FPIC Insurance Group, Inc. (the "Company") is an insurance holding company. As of December 31, 2001, the Company's principal direct and indirect subsidiaries include: First Professionals Insurance Company, Inc. ("First Professionals", formerly known as Florida Physicians Insurance Company, Inc.), Anesthesiologists Professional Assurance Company ("APAC"), FPIC Insurance Agency, Inc., Administrators For The Professions, Inc. ("AFP") and its two subsidiaries: FPIC Intermediaries, Inc. ("Intermediaries") and Group Data Corporation ("Group Data"), The Tenere Group, Inc. ("Tenere") and its four subsidiaries: Intermed Insurance Company ("Intermed"), Interlex Insurance Company ("Interlex"), Trout Insurance Services, Inc. and Insurance Services, Inc., McCreary Corporation ("McCreary") and its subsidiary, Employers Mutual, Inc. ("EMI,") and its two subsidiaries: FPIC Services, Inc. and Professional Strategy Options, Inc. Effective January 1, 2002, McCreary and EMI were consolidated by legal entity merger, with EMI continuing as the surviving entity.

     First Professionals is a licensed casualty insurance carrier and writes medical professional liability ("MPL") insurance for physicians, dentists, and other healthcare providers. APAC is a licensed casualty insurance carrier and writes MPL insurance for anesthesiologists. Intermed and Interlex are licensed casualty insurance carriers and write professional liability insurance for physicians and attorneys, respectively.

     The Company, through First Professionals, APAC, Intermed, and Interlex, operates in the property and casualty insurance industry and is a provider of MPL and legal professional liability ("LPL") insurance primarily in Florida and Missouri. In addition to Florida and Missouri, the Company is licensed to write insurance in Alabama, Arizona, Arkansas, Delaware, Georgia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, and West Virginia. In addition, the Company is subject to regulation by the Departments of Insurance in these states.

     Through McCreary and EMI, the Company offers third party administration services ("TPA"), which it operates as a separate industry segment. The TPAs specialize in the administration of self-insured plans for large employers and managed care organizations, as well as group accident and health, workers' compensation, and general liability and property insurance.

     Through AFP, the Company acts as administrator and attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), the second largest medical professional liability insurer for physicians in the state of New York. As such, AFP's primary business is the management and administration of PRI on behalf of its physician members. Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance. Group Data acts as a broker in the placement of annuities for structured settlements. Professional Medical Administrators, LLC ("PMA"), a 70% owned subsidiary of the Company, provides brokerage and administration services for professional liability insurance programs.

     The Company's three industry segments are insurance, third party administration services and reciprocal management. For financial information relating to the Company's industry segments, see Note 21.

     Risks inherent in the Company's operations include legal/regulatory risk, credit risk, underwriting risk and market risk. Following is a description of these risks.

     Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will change and create additional costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those currently recorded in the consolidated financial statements. This risk is concentrated in Florida and Missouri, where the Company writes approximately 57% and 11% of its insurance business, respectively.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers that owe the Company money, will not pay. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of fixed maturity investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverable related to unpaid losses and LAE and unearned premiums. The Company requires that deposits with unauthorized reinsurers be held in trust and that other net reinsurance assets be collateralized by other similar assets held in trust or by irrevocable letters of credit. The Company has not experienced significant losses related to such deposits.

     Underwriting Risk is the risk that the insurer does not market and price its products, or select its insured risks, in accordance with its chosen underwriting criteria. Such criteria are generally based upon the expected loss experience for particular types, classes, and geographic locations of the insured risks. Unlike other businesses, insurers must price and sell their products before the actual loss costs associated with those insureds are known. Therefore, to the extent the actual insurance-related results of an insurer before consideration in investment income fail to correspond with the related pricing and/or selection criteria, an underwriting gain or loss occurs.

     Market Risk is the risk that a change in interest rates will cause a decrease in the value of an insurer's investments. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

2.   Significant Accounting Policies
     Basis of Presentation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. Certain other entities in which the Company has significant investment are reported on the equity basis. Intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to change are those used in determining the liability for losses and loss adjustment expenses ("LAE"). Although considerable variability is inherent in these estimates, management believes that these liabilities are adequate. However, there can be no assurance that these amounts will not differ from actual results. Furthermore, given the size and prominence of the liability for losses and LAE to the financial statements, any such differences, positive or negative, may be material to financial position and results of operations.

     In connection with the year-end review of the Company's estimates and accruals for 2001, management reduced the allowance for bad debts by $1.0 million. This adjustment was made to reflect management's best estimate of the appropriate level needed considering prior years experience and the balances outstanding at year-end.

     Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all demand deposits, overnight investments and instruments with a maturity when purchased of three months or less to be cash equivalents.

     Investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provisions of FAS No. 115, the Company is required to classify investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. All of the

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     Company's investments in debt and marketable equity securities are classified as available-for-sale on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

     Market values for debt and equity securities were based on quoted market prices. Where a quoted market price was not available, fair value was measured utilizing quoted market prices for similar securities or by using discounted cash flow methods.

     Other invested assets include investments in three limited partnerships. Two of the partnerships invest in stocks and other financial securities of both publicly and non-publicly traded companies, primarily in the insurance and financial services industries. The third partnership is a diversified real estate fund. The Company also has investments in two corporations.
     The Company accounts for these investments using the cost method based on the Company's percentage of ownership and an inability to control the entities.

     In addition, the Company has an interest in a corporation and another limited partnership. These investments are accounted for under the equity method of accounting due to the significance of the Company's investment.

     Income on investments includes the amortization of premium and accretion of discount on the yield-to-maturity method relating to debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other than temporary, if any, would be recorded as realized losses in the consolidated statements of income.

     Real estate investments consist of a building, rental units and developed land. These investments are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method. Estimated useful lives range from twenty-seven to thirty-nine years. Rental income and expenses are included in net investment income.

     Reinsurance. The Company records its reinsurance contracts under the provisions of FAS No. 113, "Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts." In the ordinary course of business, the Company's insurance subsidiaries assume and cede business with other insurance companies. These arrangements provide greater diversification of business and minimize the net loss potential arising from large insurance risks.

     For 1999 and prior, the Company reinsured risks under the MPL policies issued by its four insurance subsidiaries in excess of $500 per loss, except on the Company's anesthesiology program in which the Company reinsured risks in excess of $750. The Company reinsured risks associated with these policies under treaties pursuant to which reinsurers agreed to assume those risks insured by the Company in excess of its individual risk retention level and up to its maximum individual policy limit offered.

     The Company changed its MPL ceded reinsurance program during 2000. In 2000 and 2001, the Company reinsured risks in excess of $250 per loss subject to an annual aggregate deductible, except for the Company's anesthesiologist program in which the Company reinsured risks in excess of $187. In 2000, the Company's annual aggregate deductible was $9.0 million. In 2001, the Company's annual aggregate deductible was 10.73% of subject written premium that would otherwise qualify as reinsurance under the agreement. The annual aggregate deductible retained in 2001 was approximately $12.9 million.

     Reinsurance recoverables include the balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with respect to the individual reinsurers, which participate in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

     Property and Equipment. The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to fifteen years. Depreciation is computed on the straight-line basis. Leasehold improvements are stated at cost less accumulated amortization and amortized over the shorter of the useful life or the term of the lease. Gains and losses upon asset disposal are taken into income in the year of disposition.

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

     Income Taxes. The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would impact the Company's financial position and results of operations. No such valuation allowance has been established to date as the Company believes it is more likely than not that its deferred tax assets will be fully realized.

     Goodwill and Intangible Assets. Goodwill represents the aggregate cost of companies acquired over the fair value of net assets at the date of acquisition and is being amortized into income using the straight-line method over periods ranging from ten to twenty-five years. Management regularly reviews the carrying value of goodwill by determining whether the unamortized value of the goodwill can be recovered through undiscounted future operating cash flows of the acquired operation.

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

     In the event goodwill or another intangible asset is impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the respective asset. Fair value is determined primarily using anticipated cash flows at a rate commensurate with the risk involved. Losses on assets to be disposed of

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     are determined in a similar manner, except that fair values are reduced for the cost of disposal. For additional information on goodwill and intangible assets, see the discussion under New Accounting Pronouncements that follows.

     Revenue Recognition. Premiums are earned and recognized as revenues on a monthly pro rata basis over the terms of the underlying policies. Policy terms do not exceed one year. Unearned premiums represent the portion of written premiums, which relate to future periods. Premiums received in advance of the policy year are recorded as premiums collected in advance in the consolidated balance sheet. Claims administration and management fee income is recognized when earned over the life of the contracts.

     Management fees of the reciprocal management segment, determined as a percentage of PRI premiums, are recognized as billed and earned under the contract, which generally corresponds with the reported premiums written of PRI. The incentive portion of such revenue is calculated as 10% of the statutory net income or loss of PRI. Such revenue is estimated and accrued over the year, and adjusted to actual at each year-end based upon the actual reported statutory operating results of PRI.

     Claims administration and management fees of the TPA segment are generally subject to contractual arrangements and are recognized as billed, which closely corresponds with the provision of those services to customers.

     Commission income for both non-insurance segments is associated with the placement of reinsurance with outside reinsurers on behalf of PRI and various TPA customers. Commissions and brokerage fees are recognized as earned revenues at the later of the billing or the effective date as there is not obligation to perform any services after that date.

     Loss and Loss Adjustment Expenses. As more fully described in Note 14, the Company estimates its liability for loss and LAE using actuarial projections of ultimate losses and LAE and other quantitative and qualitative analyses of conditions expected to effect the future development of claims and related expenses. The estimated liability for losses is based upon paid and case reserve estimates for losses reported, adjusted through formula calculations to develop ultimate loss expectations; related estimates of incurred but not reported losses and expected cash reserve developments based on past experience and projected future trends; deduction of amounts for reinsurance placed with reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated balance sheets as required by FAS No. 113. The liability for LAE is provided by estimating future expenses to be incurred in the settlement of claims provided for in the liability for losses and is estimated using similar actuarial techniques.

     The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in the operating results of the current year. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided and such differences may be material.

     The Company also has direct and assumed liabilities under covered extended reporting endorsements associated with claims-made MPL policy forms, which generally provide, at no additional charge, continuing MPL coverage for claims-made insureds in the event of the death, disability or retirement. These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums and are estimated using assumptions for mortality, morbidity, retirement, interest and inflation.

     Per Share Data. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted loss per common share for the three months ended December 31, 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 115 common stock equivalents would have been antidilutive.

     Accounting for Stock-based Compensation. FAS No. 123, "Accounting for Stock-based Compensation" requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's consolidated financial statements. The Company elected to adopt FAS No.123 on a disclosure basis only and will continue to measure stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures under the fair value based method as required by FAS No. 123.

     Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

     Interest Rate Swap. The Company uses derivative financial instruments, specifically interest rate swaps, to manage market risks related to changes in interest rates associated with its revolving credit facility and term loan. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment on interest expense related to the debt. The related amount payable to or receivable from the counter parties are included as adjustments to accrued interest. See Note 12 for additional information related to the interest rate swaps. The Company does not currently hold or issue any other derivative financial instruments for trading purposes.

     Reclassification. Certain amounts for 2000 and 1999 have been reclassified to conform to the 2001 presentation.

     New Accounting Pronouncements.
     Effective January 1, 2001, the Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS No. 133". FAS No. 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. FAS No. 138 amended the accounting and reporting standards for certain derivative instruments and hedging activities under FAS No. 133. The adoption of FAS No. 133 did not have a material effect on the Company's consolidated financial statements, but did increase total shareholders' equity by $124 at January 1, 2001 as a cumulative effect of a change in accounting principle.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141 "Business Combinations." FAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The standard eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001 and requires that all intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Management believes the adoption of FAS No. 141 will not have a significant impact on the Company's consolidated financial statements.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     In June 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Impairment testing is required during the first year of adoption and any impairment losses resulting from such testing will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2002. Upon its adoption in the first quarter of 2002, the Company will cease the amortization of goodwill, which will have the effect of increasing its reported income. Goodwill amortization for the year 2001 was $3.5 million. The Company is also in the process of obtaining independent valuations of its reporting units as required by the transitional impairment provisions of FAS No. 142. It is possible that upon completion of the valuations, the Company could be required under the new standards to recognize a transitional impairment charge. Should the valuations of the reporting units fall below the carrying values, the related goodwill could be partially or totally impaired and the Company could recognize an impairment charge up to the carrying amount of goodwill or $67.2 million. However, as the Company has not yet completed its valuations, it is too early to tell whether any charge will be required.

     In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of FAS No. 143 will not have a significant impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The proposed standard provides a unified model for all assets to be disposed of, including the disposal of segments of a business currently accounted for under APB Opinion No. 30. FAS No. 144 also resolves the implementation issues and inconsistencies in accounting for assets to be disposed of raised by FAS No. 121 and covers the reporting of discontinued operations. The standard supersedes FAS No. 121, while retaining the recognition and measurement provisions of FAS No. 121 for long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Management believes the adoption of FAS No. 144 will not have a significant impact on the Company's consolidated financial statements.

3.   Business Acquisitions
     On March 22, 2000, the Company entered into agreements (the "new agreements") with the sellers of McCreary and EMI to fix the remaining payments due under their prior respective acquisition agreements, and thereby effectively eliminated the contingent terms under those agreements. Under the new agreements, the Company paid the sellers of McCreary $1.7 million on July 31, 2000, and agreed to pay the sellers of EMI $227 and $538 on March 27, 2000 and March 1, 2001, respectively. These payments increased the original purchase price and the recorded goodwill, accordingly.

     1999 Business Acquisitions
     Effective January 1, 1999, the Company purchased all of the outstanding capital stock of AFP and a 70% interest in PMA for aggregate consideration equal to $56.3 million, paid in cash of $44.7 million and Company common stock. The earnings of PMA are not material to the consolidated results of the Company.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     For the year ended December 31, 1999, the purchase had the following impact, which is included in the consolidated financial statements.

                                                                      1999
                                                                 -------------
         Revenues............................................   $    20,650
         Expenses............................................        18,552
         Net income .........................................         1,011
         Earnings per share..................................           .10

     On March 17, 1999, the Company's subsidiary, First Professionals, purchased all of the outstanding common stock of Tenere for $19.6 million in cash. Included in the net assets acquired was approximately $14.0 million in cash. Tenere, headquartered in Springfield, Missouri, is a stock holding company, with two primary insurance subsidiaries, Intermed and Interlex. Intermed and Interlex provide MPL and LPL insurance. For the nine and a half months ended December 31, 1999, the purchase had the following impact, which is included in the consolidated financial statements:

                                                                      1999
                                                                 --------------
         Revenues............................................   $     8,217
         Expenses............................................         9,303
         Net loss............................................          (689)
         Loss per share......................................          (.07)

     Had Tenere been included in the consolidated results of operations for the Company for the years ended December 31, 1999, the following increases and (decreases) would have resulted:

                                                                   Pro forma
                                                                      1999
                                                                 --------------
         Revenues............................................   $     9,565
         Expenses............................................        13,920
         Net loss............................................        (2,484)
         Loss per share......................................          (.25)


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
                                                                      1999
                                                                 --------------
         Revenues............................................   $     1,364
         Expenses............................................         1,705
         Net loss............................................          (223)
         Loss per share......................................          (.02)

     Had the assets of BSI and GBI been included in the consolidated results of operations for the Company for the years ended December 31, 1999, the following increases and (decreases) would have resulted:

                                                                   Pro forma
                                                                      1999
                                                                 --------------
         Revenues............................................   $     3,825
         Expenses............................................         4,661
         Net loss............................................          (543)
         Loss per share......................................          (.05)

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


4.   Fair Value of Financial Instruments
     Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors. Changes in assumptions could significantly affect these estimates. Independent market data may not be available to validate those fair value estimates that are based on internal valuation techniques. Moreover, such fair value estimates may not be indicative of the amounts that could be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair value, the Company's fair values may not be comparable to those of other companies.

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - Carrying value approximates the fair value because of the short maturity of these instruments.

     Bonds and equity securities - Fair value was estimated based on bid prices published in financial newspapers or by using discounted cash flow methods.

     Other invested assets - Fair value was estimated based on the percentage of net assets owned.

     Revolving credit facility - Carrying value approximates the fair value.

     Interest rate swaps - Fair value was estimated using quotes from brokers and represents the cash requirement if the existing agreement had been settled at year-end.

     The following table presents the carrying values and estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000.

                                               December 31, 2001                 December 31, 2000
                                        --------------------------------  --------------------------------
                                           Carrying        Estimated         Carrying        Estimated
                                             Value        Fair Value           Value        Fair Value
                                        --------------------------------  --------------------------------
Financial Assets
    Cash and cash equivalents        $       75,220          75,220            18,967          18,967
    Bonds                                   348,949         348,949           385,513         385,513
    Equity securities                             8               8               555             555
    Other invested assets                    13,534          15,272            14,522          11,657
                                        --------------------------------  --------------------------------
       Total financial assets        $      437,711         439,449           419,557         416,692
                                        ================================  ================================
Financial Liabilities
    Interest rate swaps              $        2,943           2,943                --             124
    Revolving credit facility                37,000          37,000            67,219          67,219
    Term loan                                16,042          16,042                --              --
                                        --------------------------------  --------------------------------
       Total financial liabilities   $       55,985          55,985            67,219          67,343
                                        ================================  ================================

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


5.   Investments
     The amortized cost and estimated fair value of investments in debt and equity securities as of December 31, 2001 and 2000 were as follows:

                                                                   Gross         Gross
                                                   Amortized    Unrealized    Unrealized       Fair
                  2001                               Cost          Gains        Losses         Value
----------------------------------------------   --------------------------------------------------------
Bonds
    Corporate securities                        $  104,175         2,357         1,814       104,718
    Mortgage-backed securities                     100,488         1,693         1,085       101,096
    States, municipalities and
       political subdivisions                       94,304         1,999         1,225        95,078
    United States Government
       agencies and authorities                     47,157           945            45        48,057
                                                 --------------------------------------------------------
       Total bonds                                 346,124         6,994         4,169       348,949
                                                 --------------------------------------------------------

Equity securities
    Common stocks                                        7             2             1             8
                                                 --------------------------------------------------------
       Total equity securities                           7             2             1             8
                                                 --------------------------------------------------------

Total securities available-for-sale             $  346,131         6,996         4,170       348,957
                                                 ========================================================

                                                                   Gross         Gross
                                                   Amortized    Unrealized    Unrealized       Fair
                  2000                                Cost          Gains        Losses        Value
----------------------------------------------   --------------------------------------------------------
Bonds
    Corporate securities                        $   85,354           998         4,405        81,947
    Mortgage-backed securities                      48,711         1,976           173        50,514
    States, municipalities and
       political subdivisions                      182,303         3,562           956       184,909
    United States Government
       agencies and authorities                     67,617           801           275        68,143
                                                 --------------------------------------------------------
       Total bonds                                 383,985         7,337         5,809       385,513
                                                 --------------------------------------------------------

Equity securities
    Common stocks                                        5            --            --             5
    Preferred stocks                                   450           100            --           550
                                                 --------------------------------------------------------
       Total equity securities                         455           100            --           555
                                                 --------------------------------------------------------

Total securities available-for-sale             $  384,440         7,437         5,809       386,068
                                                 ========================================================

     The Company's other invested assets include investments in three limited partnerships and two corporations. These assets are recorded at a cost of $10,962 and $11,388 at December 31, 2001 and 2000, respectively. The Company also has a significant interest in a corporation and another limited partnership. These investments are recorded under the equity method at $2,572 and $3,134 at December 31, 2001 and 2000, respectively. In January 2001, the Company's investment in a joint venture, Bexar Credentials Inc., was redeemed for $70 in cash and notes receivable.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     The amortized cost and estimated fair value of debt securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

                                                      Amortized        Fair
                                                         Cost          Value
                                                    ----------------------------
     Due in one year or less                     $      54,757        55,198
     Due after one year through five years             103,413       104,828
     Due after five years through ten years             95,269        96,046
     Due after ten years                                92,685        92,877
                                                    ----------------------------
                                                 $     346,124       348,949
                                                    ============================


     As of December 31, 2001, investments in securities and cash with an amortized cost of $14,984 and a market value of $15,564 were on deposit with the Insurance Departments in various states as required by law.

     Net investment income for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                             2001          2000          1999
                                         ---------------------------------------
     Bonds                            $     21,807        23,005        19,340
     Equity securities                           6            43            72
     Real estate                               375           206           596
     Short-term investments                  1,141           551           266
     Other invested assets                    (140)        1,130           206
     Cash on hand and on deposit               935         1,158           341
                                      ------------------------------------------
                                            24,124        26,093        20,821
     Less: investment expense                 (802)       (1,095)       (1,753)
                                      ------------------------------------------
        Net investment income         $     23,322        24,998        19,068
                                      ==========================================


     Proceeds from sales and maturities of bonds were $221,596, $59,373 and $69,471, for the years ended December 31, 2001, 2000 and 1999, respectively. Proceeds from sales of equity securities were $566, $966 and $236 for the years ended December 31, 2001, 2000 and 1999, respectively. Gross gains of $4,530, $168 and $353 were realized on sales of debt and equity securities for the years ended December 31, 2001, 2000 and 1999, respectively. Gross losses of $3,101 and $3 were realized on sales of debt and equity securities for the years ended December 31, 2001 and 1999, respectively.

6.   Real Estate Investments
     At December 31, 2001 and 2000, real estate investments consisted of the following:

                                                        2001          2000
                                                    ----------------------------
     Land and building                              $   5,283         5,170
     Rental units                                         261           261
     Other                                                 38            38
                                                    ----------------------------
                                                        5,582         5,469
     Accumulated depreciation                          (1,327)       (1,071)
                                                    ----------------------------
      Net real estate investments                  $    4,255         4,398
                                                    ============================


     Total depreciation expense on real estate investments was $256 in both 2001 and 2000 and $249 in 1999.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


7.   Property and Equipment
     At December 31, 2001 and 2000, property and equipment consisted of the following:

                                                        2001          2000
                                                    ----------------------------
     Furniture, fixtures and equipment           $      3,133         3,544
     Data processing equipment and software             7,487         5,168
     Leasehold improvements                             1,203         1,167
     Automobiles                                          313           223
                                                    ----------------------------
                                                       12,136        10,102
     Accumulated depreciation                          (7,409)       (5,807)
                                                    ----------------------------
        Net property and equipment               $      4,727         4,295
                                                    ============================


     Total depreciation expense on property and equipment was $1,930, $1,455 and $1,174, in 2001, 2000 and 1999, respectively.

8.   Deferred Policy Acquisition Costs
     Changes in deferred policy acquisition costs for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                          2001          2000          1999
                                      ------------------------------------------
     Beginning balance             $      5,967         2,789         2,001
     Additions                           12,293         8,795         7,515
     Amortization expense                (9,259)       (5,617)       (6,727)
                                      ------------------------------------------
       Ending balance              $      9,001         5,967         2,789
                                      ==========================================


9.   Goodwill
     At December 31, 2001, 2000 and 1999, goodwill consisted of the following:

                                          2001          2000          1999
                                      ------------------------------------------
     Beginning balance             $     70,754        71,851        14,170
     Additions at cost                       --         2,557        61,341
     Reductions at cost                      --           (46)         (436)
      Amortization expense               (3,522)       (3,608)       (3,224)
                                      ------------------------------------------
        Ending balance             $     67,232        70,754        71,851
                                      ==========================================

10.  Identifiable Intangibles
     At December 31, 2001, 2000 and 1999, identifiable intangibles consisted of the following:

                                          2001          2000          1999
                                      ------------------------------------------
     Beginning balance             $    (9,885)         1,881         2,194
     Deferred credit                        --        (13,205)           --
     Amortization expense                 1,195         1,439          (313)
                                      ------------------------------------------
        Ending balance             $     (8,690)       (9,885)        1,881
                                      ==========================================

     Effective January 1, 2000, the Company's insurance subsidiaries entered into a 100% quota share reinsurance agreement with PRI, to assume the death, disability and retirement ("DD&R") risks under PRI's claims-made insurance policies in exchange for cash and investments. The Company completed a GAAP valuation of the underlying liability during 2000 and a deferred credit in the amount of $13.2 million was recognized and classified with goodwill and identifiable intangibles. The deferred credit, which will be accreted into income over 20 years, represents the difference between the GAAP valuation of the underlying liabilities and the

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e. mortality, morbidity, retirement, interest and inflation rate assumptions).

11.  Borrowing Arrangements
     On August 31, 2001, the Company entered into a Revolving Credit and Term Loan Agreement (the "credit facility") with five financial institutions. The initial aggregate principal amount of the new credit facility is $55 million, including (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and which the Company has the right to increase up to $47.5 million by securing additional lenders to participate in the facility; and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million each commencing on December 31, 2001.

     Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus an applicable margin of 2.25 percentage points, which may be reduced to a minimum of 1.75 percentage points as the Company reduces its outstanding indebtedness. The credit facility replaced a $75 million revolving credit facility (the "prior facility") that was entered into by the Company in January 1999, which would have matured on January 4, 2002. Approximately $67.2 million of principal was outstanding under the prior facility. The Company used available funds to pay down the difference between the outstanding principal amount of the prior facility and the initial amount of the new facility. As of December 31, 2001 and 2000, the interest rates on the Company's credit facilities were 4.16% and 7.78%, respectively. The Company is not required to maintain compensating balances in connection with these credit facilities but is charged a fee on the unused portion, which ranges from 20 to 30 basis points.

     Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants as of December 31, 2001, are as follows: a) total debt to cash flow available for debt service cannot be greater than 4.00:1 for the quarter ending December 31, 2001 and 3:50:1 thereafter; b) combined net premiums written to combined statutory capital and surplus cannot exceed 2.00:1; c) the fixed charge coverage ratio cannot be less than 2.00:1 at the end of each quarter through December 31, 2002, thereafter the fixed charge coverage ratio cannot be less than 2:25:1 and d) funded debt to total capital plus funded debt cannot exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) rating from A.M. Best.

     Should the Company fail to meet one or more of its loan covenants, such occurrence would be considered an event of default. In the event the Company was unable to provide an allowable remedy for such event of default, the Company's lenders would be entitled to certain remedies, including the ability to demand immediate repayment, including payment in full. Were the Company's lenders to demand immediate payment in full, the Company could not make such payment from existing funds and would have to seek replacement financing. Under such circumstances, the Company's ability to secure such replacement financing could not be assured, and if obtained, such financing would likely carry higher costs.

     At December 31, 2001, the Company did not meet its fixed charge coverage ratio loan covenant, primarily as a result of the reserve strengthening charge in the fourth quarter of 2001. The Company's lenders have waived this violation bringing the Company into compliance with its loan covenants. In addition, the Company and its lenders have re-negotiated a modification to the fixed charge coverage ratio loan covenant from 2.5:1, to 2.0:1 for the year 2002; and to 2.25:1 beginning in the first quarter of 2003. In connection with the waiver and modification, the applicable margin charged by the lenders as part of interest costs will increase 25 basis points, or 1/4 of 1 percent beginning in 2002.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


12.  Derivative Financial Instruments
     In connection with the Company's credit facility entered into on August 31, 2001, the Company replaced its interest rate swaps (the "previous swaps"). Related to the previous swaps, the Company had recorded an unrealized loss associated with changes in fair value, which is included in accumulated other comprehensive income as a component of shareholders' equity. The unrealized loss is being amortized into income over the term of the previous swaps, which would have expired January 2, 2004.

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

     The swap agreements in effect at December 31, 2001 are as follows:

            Notional Amount         Maturities          Receive Rate (1)        Pay Rate
          -------------------   --------------------   ----------------   -------------------
          $     37,000              08/31/2004               1.91%                6.45%
          $     16,042              08/31/2004               1.91%                5.97%

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

     The Company's swap agreements provide a hedge against changes in the amount of cash flows associated with the Company's revolving credit facility. Accordingly, the swap agreements are reflected at fair value in the Company's consolidated balance sheet and the effective portion of the related gains or losses on the agreements are recognized in shareholders' equity (as a component of accumulated other comprehensive income). The net effect of this accounting on the Company's operating results is that interest expense on the variable debt being hedged is recorded based on fixed interest rates.

     The Company formally documents the relationships between the hedging instruments and the revolving credit facility. The Company also assesses the effectiveness of the hedging instruments on a quarterly basis. If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the swaps would be included in earnings rather than comprehensive income. For the year ended December 31, 2001, the net gain or loss on the ineffective portion of the swap agreements was not material.

13.  Reinsurance
     The Company cedes certain premiums and losses to other insurance carriers under various reinsurance agreements. The Company's reinsurance agreements do not relieve the Company from its obligations as

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     primary insurer to its policyholders. To the extent that any reinsurer might be unable to meet its obligations, the Company would be liable for such defaulted amounts. At December 31, 2001 and 2000, amounts due from a single reinsurer had a carrying value of $25.0 million and $16.8 million, respectively, which were fully collateralized by irrevocable letters of credit, trust accounts, and ceded balances payable. Of the total amount due from reinsurers on reinsurance recoverables at December 31, 2001 and 2000, $48.9 million and $43.5 million, respectively, was due from three reinsurers, of which $34.4 million in 2001 and $43.8 million in 2000 was collateralized by letters of credit, trust accounts, and ceded balances payable.

     The effect of reinsurance on premiums written and earned for the years ended December 31, 2001, 2000 and 1999, was as follows:

                                              2001                          2000                           1999
                                  ---------------------------   ----------------------------   ----------------------------
                                    Written       Earned           Written       Earned           Written       Earned
                                  ---------------------------   ----------------------------   ----------------------------
     Direct and assumed        $   245,403       198,691          197,280       153,977          148,216       144,588
     Ceded                         (98,319)      (67,633)         (35,349)      (33,523)         (25,783)      (26,516)
                                  ---------------------------   ----------------------------   ----------------------------
     Net                       $   147,084       131,058          161,931       120,454          122,433       118,072
                                  ===========================   ============================   ============================

14.  Liability for Losses and LAE
     The liability for losses and LAE is generally determined on the basis of individual claims and actuarially determined estimates of future claims based upon the Company's actual experience, assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. Such estimates may vary significantly from the eventual outcome. The ranges of reasonably expected ultimate unpaid losses and LAE are estimated by the Company's external consulting actuaries on an undiscounted basis. The assumptions used in making such estimates and for establishing the resulting liabilities are continually reviewed and updated based upon current circumstances, and any adjustments resulting therefrom are reflected in current income.

     Activity in the liability for loss and LAE for the years ended December 31, 2001, 2000, and 1999 was as follows:

                                                           2001               2000               1999
                                                      ----------------   ----------------   ----------------
     Gross balance, January 1                      $      281,295            273,092            242,377
     Less reinsurance recoverables                         57,698             58,400             41,614
                                                      ----------------   ----------------   ----------------
     Net balance, January 1                               223,597            214,692            200,763
                                                      ----------------   ----------------   ----------------

     Reserves of acquired entity                               --                 --             24,591

     Incurred related to:
         Current year                                     119,734            116,246             99,523
         Prior year                                         8,612              6,520            (18,555)
                                                      ----------------   ----------------   ----------------
            Total incurred                                128,346            122,766             80,968
                                                      ----------------   ----------------   ----------------

     Paid related to:
         Current year                                      17,980             22,592             15,338
         Prior year                                        95,890             91,269             76,292
                                                      ----------------   ----------------   ----------------
            Total paid                                    113,870            113,861             91,630
                                                      ----------------   ----------------   ----------------

     Net balance, December 31                             238,073            223,597            214,692
     Plus reinsurance recoverables                         80,410             57,698             58,400
                                                      ----------------   ----------------   ----------------
     Gross balance, December 31                    $      318,483            281,295            273,092
                                                      ================   ================   ================

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     Incurred losses and LAE for claims relating to prior years reflects the change in the estimate of the liability charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. Information regarding incurred losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, resulting in gains or losses in the period revisions are made. The Company's management closely monitors the adequacy of its liability for loss and LAE incurred and underlying claims trends, including having the Company's outside actuaries perform calculations periodically.

     Incurred losses and LAE related to prior years, net of reinsurance recoveries, were $8.6 million for the twelve months ended December 31, 2001. The increase in the liability for losses and LAE related to prior years is the result of reserve strengthenings with respect to the Company's core physician MPL business for coverage years 2000 and prior.

     Incurred losses and LAE related to prior years, net of reinsurance recoveries, was $6.5 million for the twelve months ended December 31, 2000. The increase in the liability for loss and LAE includes a reserve strengthening resulting from the identification of certain unfavorable trends in the underlying claim data with respect to First Professionals core physician's MPL business, including an increase in the rate of claims closed with indemnity payment, a slow down in the overall closure rate of pending claims, and an increase in the severity of indemnity payments made during 2000 relating to prior periods.

     The net reduction of $18.6 million in incurred loss and LAE related to prior years for the twelve months ended December 31, 1999, was the result of reevaluations of the liability for loss and LAE and reflects overall favorable underwriting results and lower than expected losses and LAE.

15.  Stock Option Plans
     The Company has a stock option plan for officers and key employees (the "employee plan") and a plan for non-employee directors (the "director plan"). Under the director plan, only nonqualified stock options may be issued. Under the employee plan, both incentive stock options and nonqualified stock options may be granted to the same individual. The option price of an incentive stock option may not be less than 100% of the fair market value of shares on the grant date. The option price of a non-qualified option shall not be less than 50% of the fair market value of shares on the grant date. Under the terms of the director plan, 5,000 shares are granted to each director on the date that person becomes a director, and on a discretionary basis at future dates as approved by the Board, at a price not less than 100% of the fair market value of the underlying stock on the grant date.

     During 2000, the Company offered a stock purchase incentive program (the "incentive plan") to eligible employees, including executive officers, to encourage ownership of the Company's stock. Under the incentive plan, employees who purchased shares of the Company's common stock in the open market during the term of the incentive plan were granted matching nonqualified stock options on a one-for-one basis, up to the maximum of 5,000 options per employee. The incentive plan began January 2000 and ended April 2000. Option grants under the incentive plan were made as of May
     1, 2000 at an exercise price equal to the closing market price of the Company's common stock on that date. Options granted under the incentive plan will vest in three equal annual installments commencing on the one-year anniversary of their grant. Options under this plan were granted under the employee plan.

     The Company also maintains an Employee Stock Purchase Plan that allows employees to purchase the Company's common stock at 85% of the market value on the first or last day of the offering period, whichever is lower.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     At December 31, 2001 and 2000, 530,180 and 571,307 shares of the Company's common stock were reserved for issuance in connection with the stock option plans, respectively. A summary of the status of the Company's stock options is presented below:

                                                    Weighted Avg         Options         Weighted Avg
                                       Options     Exercise Price      Exercisable      Exercise Price
     -------------------------------------------  ------------------  --------------   ------------------
     Balance, December 31, 1998        1,115,070    $     17.72          581,556        $      20.16
         Granted                         658,400          30.65               --                  --
         Exercised                      (201,823)         10.97               --                  --
         Cancelled                      (150,000)         39.36               --                  --
                                  --------------  ------------------  --------------   ------------------
     Balance, December 31, 1999        1,421,647    $     22.47          886,170        $      20.64
                                  --------------  ------------------  --------------   ------------------
         Granted                         510,798          12.19               --                  --
         Exercised                      (119,500)          9.10               --                  --
         Cancelled                      (253,677)         35.07               --                  --
                                  --------------  ------------------  --------------   ------------------
     Balance, December 31, 2000        1,559,268    $     17.99          730,832        $      19.39
                                  --------------  ------------------  --------------   ------------------
         Granted                         273,750          13.72               --                  --
         Exercised                       (13,000)          8.90               --                  --
         Cancelled                            --             --               --                  --
                                  --------------  ------------------  --------------   ------------------
     Balance, December 31, 2001        1,820,018    $     17.85        1,088,651        $      19.79
                                  ==============  ==================  ==============   ==================

     The following table summarizes information for options outstanding and exercisable at December 31, 2001:

                                                                                   Options Exercisable
      Range of      Number      Remaining Life                          ------------------------------------
     Prices per      of         of Outstanding         Weighted Avg                         Weighted Avg
        Share      Options          Options           Exercise Price        Number         Exercise Price
     ----------------------------------------------   ------------------ ---------------  -------------------
     $   8-11      584,336         7.18 years         $        9.92         343,657                 9.60
        12-15      560,948         8.86 years                 14.39         166,783                14.98
        16-19       76,300         8.38 years                 17.93          25,931                17.94
        20-35      468,700         6.02 years                 24.61         465,799                24.63
        36-60      129,734         7.16 years         $       44.04          86,481                44.04
                 ----------------------------------   ------------------ ---------------  -------------------
                 1,820,018         7.45 years                 17.85       1,088,651       $        19.79
                 ==================================   ================== ===============  ===================

     On a pro forma basis, assuming compensation expense for the Company's stock options had been recognized based on their fair values on the grant date under the methodology prescribed by FAS No.123, the Company's net income, tax expense and diluted earnings per share for the three years ended December 31, 2001, 2000 and 1999, would have been impacted as follows:

                                                                        2001            2000             1999
                                                                  ----------------  -------------  ----------------
       Pro Forma Net Income                                       $      1,899          (1,114)         18,289
       Pro Forma Tax (Benefit) Expense                            $     (2,490)         (4,666)          7,093
       Pro Forma Diluted Earnings (Loss) Per  Share               $        .20            (.12)           1.83

     The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         2001              2000           1999
                                                                  ----------------  -------------  ----------------
       Expected Life of Options                                      5 years           5 years         5 years
       Risk Free Interest Rate                                         4.60%             5.50%           5.20%
       Expected Volatility of Stock                                   43.64%            42.17%          38.96%

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     The weighted average fair value of options granted during 2001, 2000 and 1999 are as follows:

                                                                        2001            2000             1999
                                                                  ----------------  -------------  ----------------
       Fair Value of Options Granted                              $      6.12            5.50             8.84
       Total Fair Value of all Options Granted                    $     1,676           2,809            5,821
       Expected Dividends                                         $        --              --               --
       Total Number of Options Granted                                273,750         510,798          658,400

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

16.  Income Taxes
     The Company's provision for income taxes consisted of the following:

                                                                   2001          2000          1999
                                                               ------------------------------------------
     Current (benefit) expense
         Federal                                             $    (1,206)         (935)        6,306
         State                                                       334           626         1,931
                                                               ------------------------------------------
            Total                                                   (872)         (309)        8,237
                                                               ------------------------------------------

     Deferred (benefit) expense
         Federal                                                  (1,149)       (2,943)          973
         State                                                       176          (333)          124
                                                               ------------------------------------------
            Total                                                   (973)       (3,276)        1,097
                                                               ------------------------------------------

     Net income tax (benefit) expense                        $    (1,845)       (3,585)        9,334
                                                               ==========================================

     The provision for income taxes differs from the statutory corporate tax rate of 35 percent for 2001, 2000 and 1999 as follows:

                                                                   2001          2000          1999
                                                               ------------------------------------------
     Computed "expected" tax expense (benefit)               $      380        (1,040)        10,889
     Municipal bond interest                                     (2,416)       (2,851)        (2,579)
     State income taxes, net of Federal benefit                     332           190          1,422
     Other, net                                                    (141)          116           (398)
                                                               ------------------------------------------
         Actual income tax expense (benefit)                 $   (1,845)       (3,585)         9,334
                                                               ==========================================

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     At December 31, 2001 and 2000, the significant components of the net deferred tax asset were as follows:

                                                                   2001              2000
                                                               --------------    --------------
     Deferred tax assets arising from:
         Loss reserve discounting                            $    11,775            10,756
         Unearned premium reserves                                11,719             8,585
         Net operating loss carry forward                            925             2,122
         Unrealized losses on securities                             341                --
         Other                                                       585             1,785
                                                               --------------    --------------
            Total deferred tax assets                             25,345            23,248
                                                               --------------    --------------

     Deferred tax liabilitites arising from:
         Deferred policy acquisition costs                         3,530             2,346
         Goodwill                                                  1,534             1,137
         Unrealized gain on securities                                --               660
         Other                                                       337               834
                                                               --------------    --------------
            Total deferred tax liabilities                         5,401             4,977
                                                               --------------    --------------

         Net deferred tax asset                              $    19,944            18,271
                                                               ==============    ==============

     Net deferred tax assets and Federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management's conclusions as to the ultimate realizability of deferred tax assets.

17.  Employee Benefit Plans
     The Company currently sponsors eight post-retirement plans for its employees. The table below lists those plans and the subsidiary of the Company whose employees are covered by that plan.

     Holding company ("FIG")    Defined contribution profit sharing plan
     FIG                        Defined benefit plan
     FIG                        Supplemental executive retirement plan ("SERP")
     Tenere                     Defined contribution profit sharing plan
                                  and trust
     Tenere                     Money purchase pension plan
     AFP                        Defined contribution profit sharing plan
     AFP                        Defined benefit plan
     McCreary                   Defined contribution profit sharing plan

     The FIG defined contribution profit sharing plan is available to all employees of FIG after meeting certain eligibility requirements. The plan is comprised of two parts. The first part of the plan is a defined contribution plan that allows employees to contribute up to 12.5% of their annual compensation, subject to Internal Revenue Service ("IRS") limits. The Company contributes a matching amount equal to 2.5% of the employee's annual compensation. The second part of the plan being a profit sharing plan, whereby the Company may at its discretion make an additional contribution to the plan up to a maximum of 10% of the employee's annual compensation. The Company's policy is to fully fund the liability for the matching portion at the end of each year. At December 31, 2001 and 2000, the fair market value of plan assets was $4,900 and $3,927, respectively. The expense for this plan amounted to $1,138, $896 and $516 in 2001, 2000 and 1999, respectively.

     The FIG defined benefit plan is available to all eligible employees of FIG who have six months of service and who are twenty and one half years or older. The amount of benefits is based on years of service and 0.75% of the employee's average monthly salary not over the Social Security base plus 1.4% of the employee's average

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     monthly salary over the Social Security base. The Company's policy is to contribute the maximum amount of benefits to the plan subject to IRS limits. At December 31, 2001 and 2000, the fair market value of plan assets was $1,584 and $1,693, respectively. The Company had a net periodic pension cost of $217, $197 and $272 for this plan in 2001, 2000 and 1999, respectively. The expense for this plan amounted to $143, $193 and $82 in 2001, 2000 and 1999, respectively.

     FIG also has a SERP that provides certain executives with income at retirement equal to 60% of pre-retirement base compensation, less qualified pension plan benefits paid by the Company and all predecessor plans and Social Security benefits. The plan has no vesting prior to age 55. The total liability included in the financial statements for this plan amounted to approximately $1,353 and $1,265 as of December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the fair market value of plan assets was $1,584 and $1,693, respectively. The Company had a net periodic pension cost of approximately $386, $395 and $188, to cover any liability under this plan in 2001, 2000 and 1999, respectively.

     The Tenere defined contribution profit sharing plan and trust is available to all employees of Tenere upon meeting certain eligibility requirements. The plan is comprised of two parts. The first being a defined contribution plan that allows employees to contribute up to 10% of their annual compensation, subject to IRS limits, and a profit sharing plan, whereby the Company may at its discretion contribute an employer contribution to the participants in the plan. At December 31, 2001 and 2000, the fair market value of plan assets was $1,122 and $1,470, respectively. The expense for this plan amounted to $66, $59 and $65 in 2001, 2000 and 1999, respectively.

     The Tenere money purchase plan is available to all employees of Tenere upon meeting certain eligibility requirements. The plan is designed to reward long and loyal service, whereby the Company will make contributions to the plan on behalf of the participants for each year of service until the employee retires. At retirement, the employee will be eligible to receive the value of the contributions made on the employees behalf. The Company contributes on behalf of each participant an amount equal to 6% of the employee's annual compensation plus 5.7% of the employee's annual compensation in excess of the Social Security Taxable Wage Base. At December 31, 2001 and 2000, the fair market value of plan assets was $445 and $437, respectively. The expense for this plan amounted to $94, $75 and $80 in 2001, 2000 and 1999, respectively.

     The AFP defined contribution and profit sharing and defined benefit plans are available to all eligible employees of AFP. The benefits under these plans are based on years of service and employee compensation. AFP's funding policy is to contribute to the plans an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus any additional amounts determined to be appropriate from time to time. Contributions are intended to be sufficient to cover the costs of benefits earned for service to date and an estimate of those costs for future service. AFP contributed $957, $650, $999 to the plans in 2001, 2000, and 1999, respectively. The invested assets of the plans consist of investments in various types and categories of stocks and bonds. At December 31, 2001 and 2000, the fair market value of plan assets was $6,185 and $5,733, respectively. Pension costs for the years 2001, 2000 and 1999 amounted to approximately $978, $748 and $831, respectively.

     The McCreary defined contribution profit sharing plan is available for all employees of McCreary upon meeting certain eligibility requirements. Under the plan, employees can contribute up to 16% of their annual salary, subject to IRS limits, of which the Company may, at its discretion, contribute a matching amount up to 100% of the employee contribution. Historically, McCreary has contributed a matching amount equal of approximately 30% of the employee contribution. At December 31, 2001 and 2000, the fair market value of plan assets was $3,281 and $3,259. The expense for this plan amounted to $147, $125 and $102 for 2001, 2000 and 1999, respectively.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     The actuarially computed net periodic pension cost for December 31, 2001, 2000 and 1999, included the following:

                                                                                  2001              2000              1999
                                                                              --------------    --------------    --------------
     Service cost of benefits earned during the period                    $         906               808               914
     Interest cost on projected benefit obligation                                  638               540               605
     Expected return on plan assets                                                (541)             (500)             (498)
     Recognized net actuarial loss                                                   --                --                38
     Net amortization and deferral                                                  191                96               191
                                                                              --------------    --------------    --------------
         Net periodic pension cost                                        $       1,194               944             1,250
                                                                              ==============    ==============    ==============

     Actuarial Present Value of Benefit Obligation
     ---------------------------------------------
     Accumulated benefit obligation                                       $      (7,330)           (6,563)           (7,268)
                                                                              ==============    ==============    ==============

     Projected benefit obligation for service rendered
         to date                                                          $     (10,680)           (9,456)          (10,465)
     Plan assets at fair value                                                    7,769             7,426             7,656
                                                                              --------------    --------------    --------------
     Projected benefit obligation in excess of plan assets                       (2,911)           (2,030)           (2,809)
     Unrecognized net loss from past experience different
         from that assumed                                                        1,952             1,081             1,982
     Prior service cost not yet recognized in net periodic
         pension cost                                                               259               253               204
     Unrecognized net obligation at inception recognized
         over 15.29 years                                                           208               246               269
                                                                              --------------    --------------    --------------
         Accrued pension cost                                             $        (492)             (450)             (354)
                                                                              ==============    ==============    ==============

     The following table sets forth the plan's funded status for the fiscal years ending December 31, 2001 and 2000, respectively.

                                                                             2001          2000
                                                                          -----------   -----------
     Change in Benefit Obligation
     ----------------------------
     Benefit obligation, January 1                                       $   9,974         7,911
         Acquisition related costs                                              --           620
         Service cost                                                          906           808
         Interest cost                                                         638           540
         Actuarial gain                                                       (346)          (45)
         Benefits paid                                                        (538)         (378)
         Other                                                                  46            --
                                                                          -----------   -----------
     Benefit obligation, December 31                                     $  10,680         9,456
                                                                          ===========   ===========

     Change in Plan Assets
     ---------------------
     Fair value of plan assets, January 1                                $   7,426         6,536
         Acquisition related costs                                              --           421
         Actual return on plan assets                                         (270)          115
         Employer contributions                                              1,150           732
         Benefits paid                                                        (537)         (378)
                                                                          -----------   -----------
     Fair value of plan assets, December 31                              $   7,769         7,426
                                                                          ===========   ===========

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     Assumptions used in the accounting for net periodic pension cost at December 31, 2001, 2000, and 1999, were as follows (weighted-average of the combined plans based on the fair value of the plan assets year end):

                                                            2001                     2000                     1999
                                                   ----------------------    --------------------    --------------------
     Discount rates                                         6.55%                    6.56%                    6.55%
     Rate of increase in compensation levels                5.04%                    5.04%                    5.19%
     Return on assets                                       6.75%                    7.07%                    9.00%

18.  Commitments and Contingencies
     The future minimum annual rentals under noncancellable operating leases are as follows:

      2002            $      2,766
      2003                   2,525
      2004                   2,545
      2005                   2,402
      2006                   2,471
      Thereafter             5,626
                        ---------------
      Total           $     18,335
                        ===============

     Total rental expense was $2,410, $2,190, and $2,381 for 2001, 2000 and 1999, respectively.

     The Company's insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their administration of insurance claims. These claims are sometimes referred to as "bad faith" actions as it is alleged that the insurance company acted in bad faith in the administration of an insured's claim. Bad faith actions are few in number and generally occur in instances where a jury verdict exceeds the insured's policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured's policy limit. In such cases, the insured may assign his or her rights under the policy to the plaintiff in settlement of the insured's portion of the verdict. The plaintiff is then permitted to sue the insurer on behalf of the defendant. The Company has evaluated such exposures as of December 31, 2001, and in all such cases, believes its position and defenses are meritorious, and that when all facts and circumstances are considered, including its own insurance coverage against such risks, its potential exposure to material losses from such exposures is immaterial.

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

     In addition to standard assessments, the Florida and Missouri Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. The Company would be assessed on a basis of premium written. During 2001, a special assessment was levied on First Professionals and APAC that totaled $0.9 million. No special assessments were made in 2000 and 1999. In addition, the Company could be subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as a hurricane.

19.  Statutory Accounting
     First Professionals, APAC, Intermed and Interlex are required to file statutory financial statements with state insurance regulatory authorities. The insurance subsidiaries are restricted under the Florida and Missouri

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     Insurance Codes as to the amount of dividends they may pay without regulatory consent. In 2002, dividends of $10.7 million can be paid without regulatory consent.

     The restricted net assets for the Company's insurance subsidiaries at December 31, 2001, 2000, and 1999, are as follows:

                                                          2001             2000             1999
                                                    ---------------------------------------------------
     First Professionals                         $        97,960          109,550           96,377
     APAC                                                 12,797           14,893           11,781
     Intermed and Interlex                                22,615           20,803           11,150

     The statutory capital and surplus for the Company's insurance subsidiaries at December 31, 2001, 2000 and 1999, is shown in the table below.

                                                          2001             2000             1999
                                                    ---------------------------------------------------
     First Professionals                         $        91,682           91,594           97,578
     APAC                                                 15,405           15,923           18,141
     Intermed                                             22,174           20,923           13,685
     Interlex                                              5,729            4,354            5,294
                                                    ---------------------------------------------------
         Combined statutory surplus                      134,990          132,794          134,698
                                                    ---------------------------------------------------
         Less: intercompany eliminations                 (27,903)         (24,295)         (16,818)
                                                    ---------------------------------------------------
            Consolidated statutory surplus       $       107,087          108,499          117,880
                                                    ===================================================

     For the years ended December 31, 2001, 2000 and 1999, the statutory net income or loss for the Company's insurance subsidiaries was as follows:

                                                          2001             2000             1999
                                                    ---------------------------------------------------
     First Professionals                         $      (6,623)          (6,792)           14,233
     APAC                                               (1,131)          (1,088)            5,051
     Intermed                                              390              608               159
     Interlex                                             (637)            (692)             (405)
                                                    ---------------------------------------------------
         Total statutory income (loss)           $      (8,001)          (7,964)           19,038
                                                    ===================================================

     In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification") as the NAIC supported basis of accounting. Codification affects all statutory financial statements issued after January 1, 2001. The Codification was approved with a provision allowing for discretion by each state's Department of Insurance ("DOI) in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state or company to company. The Codification does not affect the Company's consolidated financial statements, which have been prepared in accordance with GAAP.

     The Company's insurance subsidiaries: First Professionals, APAC, Intermed and Interlex prepare financial statements on a statutory basis in conformity with the accounting practices prescribed or permitted by the State of Florida and Missouri. Effective January 1, 2001, both states required all domiciled insurance companies to prepare their statutory financial statements in accordance with the provisions of the Codification subject to the deviations prescribed or permitted by the each state's DOI. Accounting changes adopted to conform to the provisions of Codification are reported in the statutory financial statements as a cumulative effect of a change in accounting principle and are recorded as an adjustment to statutory surplus. As a result of the Codification, the Company's statutory surplus, on a consolidated basis, increased by $7.1 million. The components of this increase included surplus increases of $5.5 million, $1.2 million, $0.3 million and $0.1 million for First Professionals, APAC, Intermed and Interlex, respectively. In addition, on a consolidated

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


     basis and at the subsidiary level, the Company's statutory surplus after adoption continues to be in excess of the current regulatory and risk-based capital requirements.

20.  Reconciliation of Basic and Diluted Earnings Per Share
     Data with respect to the Company's basic and diluted earnings per common share are shown below:

                                                                2001             2000             1999
                                                          ---------------------------------------------------
     Net income and income from continuing
          operations                                    $        2,930              614           21,869
                                                          ===================================================

     Basic weighted average shares outstanding                   9,383            9,497            9,748
     Common stock equivalents                                       85               74              259
                                                          ---------------------------------------------------
     Diluted weighted average shares outstanding                 9,468            9,571           10,007
                                                          ===================================================

     Basic earnings per common share                    $         0.31             0.06             2.24
                                                          ===================================================
     Diluted earnings per common share                  $         0.31             0.06             2.19
                                                          ===================================================

21.  Segment Information
     Under the provisions of FAS No. 131, the Company has determined that it has three reportable operating segments: insurance, reciprocal management ("RM") and third party administration ("TPA"). Through its four insurance subsidiaries, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company's RM segment provides reciprocal management services, brokerage and administration services for reinsurance programs and brokerage services for the placement of annuities in structured settlements. In addition, the Company provides TPA services through its subsidiaries that market and administer self-insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance.

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

     Selected financial information by industry segment follows:

                                                    For the year ended December 31, 2001
                                            ---------------------------------------------------------------------------------------
                                                                                       Total        Intersegment
                                              Insurance        RM          TPA        Segments      Eliminations    Consolidated
                                            ---------------------------------------------------------------------------------------
     Operating revenue                   $    158,213       29,297      15,984        203,494           (5,965)        197,529
     Interest revenue                          23,621          344         159         24,124               --          24,124
     Interest expense                           4,566           --          --          4,566               --           4,566
     Net (loss) income                           (847)       4,348        (571)         2,930               --           2,930
     Identifiable assets                      693,765       61,468      14,788        770,021          (11,724)        758,297
     Depreciation and amortization              1,013        2,829       1,297          5,139               --           5,139

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


                                                               For the year ended December 31, 2000
                                            ---------------------------------------------------------------------------------------
                                                                                       Total        Intersegment
                                              Insurance        RM         TPA         Segments      Eliminations    Consolidated
                                            ---------------------------------------------------------------------------------------
     Operating revenue                    $    147,994       25,306      16,723        190,023         (7,759)         182,264
     Interest revenue                           25,600          254         239         26,093             --           26,093
     Interest expense                            4,291           --          --          4,291             --            4,291
     Net (loss) income                          (2,925)       4,360        (821)           614             --              614
     Identifiable assets                       583,124       62,864      16,565        662,553        (10,355)         652,198
     Depreciation and amortization                 151        2,557       1,236          3,944             --            3,944

                                                               For the year ended December 31, 1999
                                            ---------------------------------------------------------------------------------------
                                                                                       Total        Intersegment
                                              Insurance        RM         TPA         Segments      Eliminations    Consolidated
                                            ---------------------------------------------------------------------------------------
     Operating revenue                    $    138,786       20,953      13,393        173,132         (2,628)         170,504
     Interest revenue                           20,585           47         189         20,821             --           20,821
     Interest expense                            3,981           --          --          3,981             --            3,981
     Net income (loss)                          19,776        2,298        (205)        21,869             --           21,869
     Identifiable assets                       521,165       57,824      11,030        590,019         (2,586)         587,433
     Depreciation and amortization               2,513        2,506         889          5,908             --            5,908

     The following table provides a reconciliation of reportable segment assets to the Company's consolidated totals:

                                                                  2001               2000            1999
                                                         -------------------------------------------------------
     Total assets for reportable segments              $       1,043,714           967,571          744,889
     Investments in equity method investees                     (241,309)         (247,921)        (119,225)
     Intercompany receivables                                    (44,108)          (67,452)         (38,231)
                                                         -------------------------------------------------------
         Total consolidated assets                     $         758,297           652,198          587,433
                                                         =======================================================

22.  Related Party Transactions
     Effective June 30, 1998, the Company entered into a management services agreement with APA Management, Inc. ("APAM") to provide the Company with all necessary insurance management and administrative services for APAC, a wholly owned subsidiary of the Company. The Company has an indirect financial interest in APAM through its 9.9% interest in American Professional Assurance, Ltd. ("APAL,") an affiliate of APAC, which owns 100% of APAM. The agreement terminates on December 31, 2002, with a one-year renewal option, and provides that APAM will receive an annual fee of 14.5% of direct premiums (net of refunds) consisting of an annual 10.5% service fee and 4% claims management fee. The agreement also provides that anesthesiologist business produced by First Professionals or its respective agents will be transferred to APAC upon renewal, assuming the insured agrees, and that APAM will receive an annual 1% service fee on such business. The Company incurred $2.0 million, $1.6 million, and $1.4 million in management fees related to its agreement with APAM during the years ended December 31, 2001, 2000 and 1999, respectively.

     On July 1, 1998, First Professionals and APAC also entered into a quota share reinsurance agreement whereby these two subsidiaries cede a 25% quota share portion of all business written by them related to anesthesiologists and certain related specialties to APAL. These agreements were entered into in connection with and at the time of the Company's acquisition of APAC. During 2001, 2000 and 1999, the Company

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     ceded premiums of $4.6 million, $3.4 million and 2.9 million, respectively and received ceding commissions of $0.9 million, $0.7 million and $0.6 million, respectively.

     Effective in 2001, APAL formed a new subsidiary, APAL (SPC) Limited, which was established in accordance with Section 235(1) of the Company's Law 2nd Revision of Caymanian Law as a segregated portfolio corporation. The Company, through its subsidiaries, EMI and APAC, has developed alternative risk insurance programs for insureds, whereby segregated portfolio corporations have been formed for each to assume workers' compensation risks. The underlying policies are written for these insureds on APAC policy forms and reinsured 100% to segregated portfolio corporations established for each within APAL (SPC) Limited. APAC receives a fee for the use of its policy forms and does not retain any underwriting risks or incur any administrative expenses under these programs. Like other reinsurance agreements, APAC does remain liable to the insureds under these programs as the primary insurer in the event APAL (SPC) Limited were to not perform. Therefore, APAC maintains collateral in the form of assets in trust and an irrevocable letter of credit corresponding with applicable reinsurance recoverable balances. During 2001, premiums written and ceded under these programs were $11.7 million.

     On July 1, 1998, First Professionals began assuming reinsurance from PRI, a writer of medical malpractice insurance in the state of New York. PRI is managed by an attorney-in-fact, AFP, which effective January 1, 1999 was acquired by and became a wholly owned subsidiary of the Company. Under one contract, which reinsures PRI for policies with limits of $1.0 million in excess of $1.0 million, First Professionals assumes losses only and pays PRI a ceding commission on the premium assumed. Under the second contract, First Professionals reinsures PRI for losses of $0.25 million on each claim in excess of $0.5 million on each loss. During 2001, 2000 and 1999, the Company assumed written premiums of approximately $11.3 million, $16.3 million and $22.0 million, respectively, of which approximately $16.9 million, $16.7 million and $15.0 million, respectively, was earned under these contracts. The net premium written under these agreements was reduced during the fourth quarter of 2000 due to the accrual of charges for experience adjustments. The accrual represents an estimate of the amount of premium the Company will return in future years. The Company has incurred approximately $8.1 million, $12.6 million and $6.7 million in losses related to these reinsurance agreements with PRI for the years ending December 31, 2001, 2000 and 1999, respectively. Premiums on these contracts are paid by PRI on a quarterly basis. As of December 31, 2001, 2000 and 1999, the amount due from PRI under these contracts was approximately $2.4 million, $1.1 million and $4.3 million, respectively.

     Effective January 1, 2000, First Professionals entered into a 100% quota share reinsurance agreement with PRI to assume PRI's death, disability and retirement risks under its claims-made insurance policies in exchange for cash and investments in the amount of $47.0 million. During 2000, a GAAP valuation of the underlying liability was completed and a deferred credit in the amount of $13.2 million was recognized and classified as goodwill and intangible assets. The deferred credit, which will be amortized into income over 20 years, represents the difference between the GAAP valuation of the liability and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e. mortality, morbidity, retirement, interest and inflation rate assumptions). In connection with the agreement, First Professionals recognized a 5% ceding commission expense, which is being deferred and amortized as premiums are earned under the agreement.

     In accordance with a management agreement, AFP performs underwriting, administrative and investment functions on PRI's behalf for which it receives compensation. Compensation under the agreement is equal to 13% of PRI's direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI's statutory net income or loss. Accordingly, the Company's revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. In addition PRI, as an MPL insurer, is subject to many of the same types of risks as those of the Company's insurance subsidiaries. Claims administration and management fees earned by AFP based on 13% of PRI's direct written premiums were $23.0 million, $17.0 million and $16.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)

     The income received by AFP related to PRI's statutory net income was $0.3 million, $1.6 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The management agreement also provides that AFP is to be reimbursed by PRI for certain expenses paid by AFP on PRI's behalf. The expenses reimbursed by PRI consist principally of the salaries and related payroll and overhead costs of AFP's claims, legal, and risk management course personnel who work on PRI's behalf. These directly reimbursed expenses amounted to $11.5 million, $10.6 million and $10.9 million for 2001, 2000 and 1999, respectively, and are not reported in the accompanying consolidated financial statements. The management agreement was reviewed and approved by the New York Insurance Department and is effective January 1, 1999 through December 31, 2008.

     The Company, through its 70% owned subsidiary, PMA, also manages an MPL insurance program in Pennsylvania established primarily for the benefit of PRI whereby business is written on First Professionals policy forms and ceded to PRI under a 90% quota share reinsurance agreement. PMA receives a management fee equal to 20% of premiums written under the program, in return for its services to PRI, which include underwriting, claims management and other administrative aspects of this program. PMA also pays all commissions and brokerage for the placement of business under the program. First Professionals retains 10% of the risks insured and also receives a fee for use of its policy forms. During 2001 and 2000, premiums written, management fees and fronting fees under this program were as follows:

                                                  2001              2000
                                           ----------------------------------
     Premiums written                   $        12,122              570
     Management fees                              1,896              114
     Fronting fees                                2,133              128

     In addition, the Company has entered into guarantees on behalf of PRI related to two of its former ceded reinsurance contracts with unaffiliated carriers whereby such contracts have been commuted. Under the terms of these commutations, PRI was required to obtain such guarantees as further assurance to the reinsurer of their respective complete release from liability.

23.  Restructuring
     During the fourth quarter of 2001, the Company recorded a pre-tax charge of $632 in connection with the disposition of its non-profitable division in Albuquerque, New Mexico. Under the plan, the Company sold the division's assets and cancelled its service agreements with self-insured customers. Certain other contracts were retained and will be serviced by the Company's Jacksonville, Florida division. The 2001 restructuring activity was a continuation of the Company's consolidation of the TPA operations and brings to an end the restructuring activities of the Albuquerque division that began during the fourth quarter of 2000 when the Company incurred a pre-tax charge of $500.

     As a result of the plan, fifty-two employees were terminated at December 31, 2001. This reduction represents 24% of the TPA workforce and 100% of the New Mexico office. Thirty employees were terminated at December 31, 2000. This reduction represented 12% of the TPA workforce and 35% of the New Mexico office. All employees terminated in 2001 and 2000 were located in the New Mexico office.

     Restructuring activity for years 2001 and 2000 was as follows:

                                                     Severance                         Other
                                                     & Benefits      Facilities        Expense          Total
                                                  ----------------------------------------------------------------
     Fiscal 2000 restructuring charge          $          360            90              50              500
     Amount utilized in 2000                              (10)          (27)            (33)             (70)
                                                  ----------------------------------------------------------------
     Balance, December 31, 2000                           350            63              17              430
     Fiscal 2001 restructuring charge                      88           446              98              632
     Amount utilized in 2001                             (350)          (63)            (30)            (443)
                                                  ----------------------------------------------------------------
     Balance, December 31, 2001                $           88           446              85              619
                                                  ================================================================

                           FPIC Insurance Group, Inc.
                 Notes to the Consolidated Financial Statements
     (Dollars in thousands, except per share amounts and elsewhere as noted)


24.  Quarterly Results of Operations
     The following is a summary of quarterly results of the Company's operations for the years ended December 31, 2001 and 2000:

                       2001                           First            Second           Third           Fourth
                       ----                      ---------------  ----------------  -------------  ----------------
     Direct and assumed premiums written        $     55,173           46,943           73,004          70,283
     Net premiums written                             35,898           29,318           43,194          38,674
     Premiums earned                                  31,517           34,802           29,686          35,053
     Net investment income                             6,702            5,976            5,754           4,890
     Total revenues                                   46,287           49,461           48,262          53,519
     Net income (loss)                                 1,294            1,862            3,099          (3,325)
     Basic earnings per share                            .14              .20              .33            (.36)
     Diluted earning per share                           .14              .20              .33            (.36)

                         2000                         First            Second           Third           Fourth
                         ----                    ---------------  ----------------  -------------  ----------------
     Direct and assumed premiums written        $     76,033 (1)       35,046           54,610          31,591 (1)
     Net premiums written                             66,247           29,919           39,987          25,778
     Premiums earned                                  29,119           33,434           29,867          28,034
     Net investment income                             6,039            6,174            6,490           6,295
     Total revenues                                   44,177           47,772           46,383          43,932
     Net income (loss)                                 4,712            5,143            4,926         (14,167)
     Basic earnings per share                            .49              .54              .52           (1.49)
     Diluted earning per share                           .49              .54              .52           (1.49)

     (1) Includes the effect of the reclassification of a portion of the statutory assumed reinsurance premiums written in the amount of $13.2 million related to the 100% Quota Share reinsurance agreement with PRI. This amount was finalized, reclassified and reported directly as a deferred credit in the balance sheet account, "Goodwill and other intangibles" during the second quarter of 2000, after the initial reporting of the contract in the first quarter. This reclassification had no effect on revenues or income previously reported.

                                                                      SCHEDULE I
                           FPIC Insurance Group, Inc.
 Summary of Investments Other Than Investments in Related Parties (in thousands)
                             As of December 31, 2001


                                                         Cost or               Fair            Amount in
                                                     Amortized Cost           Value          Balance Sheet
                                                  ----------------------  ---------------  ------------------
Bonds:
    United States Government agencies
       and authorities                          $            47,157           48,057              48,057
    States, municipalities and political
       subdivisions                                          94,304           95,078              95,078
    Corporate securities                                    104,175          104,718             104,718
    Mortgage-backed securities                              100,488          101,096             101,096
                                                  ----------------------  ---------------  ------------------
       Total bonds                                          346,124          348,949             348,949

Equity securities:
    Industrial, miscellaneous, and other                          7                8                   8
                                                  ----------------------  ---------------  ------------------
       Total equity securities                                    7                8                   8

Real estate                                                   5,582            4,255               4,255
Other invested assets                                        14,020           15,272              13,534
                                                  ----------------------  ---------------  ------------------
       Total investments                        $           365,733          368,484             366,746
                                                  ======================  ===============  ==================




See accompanying Report of Independent Certified Public Accountants

                                                                     SCHEDULE II
                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
        Condensed Balance Sheet (in thousands, except share information)
                        As of December 31, 2001 and 2000

                                                                          2001          2000
                                                                      ------------  ------------
Assets

    Cash and cash equivalents                                        $    1,459            37
    Investments in subsidiaries*                                        209,656       218,594
    Other invested assets, at equity                                      1,796         3,064
    Other invested assets, at cost                                        5,380        11,188
                                                                      ------------  ------------
            Total cash and investments                                  218,291       232,883

    Property and equipment, net                                           1,650         1,153
    Due from subsidiaries, net*                                             449            --
    Deferred income taxes                                                 1,432           218
    Prepaid expenses                                                        991           350
    Goodwill and intangible assets, net                                   6,493         7,085
    Federal income tax receivable                                         5,273         8,519
    Other assets                                                            456           292
                                                                      ------------  ------------
                  Total assets                                       $  235,035       250,500
                                                                      ============  ============

Liabilities and Shareholders' Equity

    Due to subsidiaries, net*                                        $       --         3,366
    Revolving credit facility                                            37,000        67,219
    Term loan                                                            16,042            --
    Accrued expenses and other liabilities                                7,419         7,388
                                                                      ------------  ------------
            Total liabilities                                            60,461        77,973
                                                                      ------------  ------------

    Common stock, $.10 par value, 50,000,000 shares authorized;
       9,337,755 and 9,380,353 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                             934           938
    Additional paid-in capital                                           37,837        37,827
    Unearned compensation                                                    --          (105)
    Accumulated other comprehensive (loss) income                           (26)          968
    Retained earnings                                                   135,829       132,899
                                                                      ------------  ------------
            Total shareholders' equity                                  174,574       172,527
                                                                      ------------  ------------
                  Total liabilities and shareholders' equity         $  235,035       250,500
                                                                      ============  ============


* Eliminated in consolidation
See accompanying Report of Independent Certified Public Accountants

                                                                     SCHEDULE II
                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
                 Condensed Statement of Earnings (in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                   2001           2000          1999
                                                               ------------  ------------- -------------

Revenues
     Management fees from subsidiaries*                       $   24,428         22,057        17,974
     Net investment (loss) income                                   (335)           194           171
     Other income                                                     52            197            --
                                                               ------------  ------------- -------------
           Total revenues                                         24,145         22,448        18,145
                                                               ------------  ------------- -------------

Expenses
     Other underwriting expenses                                  20,155         18,224        13,859
     Interest expense                                              4,491          4,209         3,906
     Other expenses                                                  592          2,407         2,464
                                                               ------------  ------------- -------------
           Total expenses                                         25,238         24,840        20,229
                                                               ------------  ------------- -------------

           Loss before income taxes                               (1,093)        (2,392)       (2,084)

     Income tax benefit                                             (426)          (766)       (1,486)
                                                               ------------  ------------- -------------

           Loss before equity in undistributed earnings
              of subsidiaries                                       (667)        (1,626)         (598)

     Equity in undistributed earnings of subsidiaries*             3,597          2,240        22,467
                                                               ------------  ------------- -------------

           Net income                                         $    2,930            614        21,869
                                                               ============  ============= =============




* Eliminated in consolidation
See accompanying Report of Independent Certified Public Accountants

                                                                     SCHEDULE II
                           FPIC Insurance Group, Inc.
                  Condensed Financial Information of Registrant
                    FPIC Insurance Group, Inc. (Parent Only)
                       Condensed Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                            2001         2000         1999
                                                                         -----------  -----------  ----------
Cash flows from operating activities:
    Net income                                                         $    2,930          614       21,869
    Adjustments to reconcile net income to cash provided by
      operating activities:
         Equity in undistributed earnings of subsidiaries                  (3,597)      (2,240)     (22,467)
         Common stock dividend from subsidiaries                            5,892        3,230       12,674
         Return of capital from subsidiaries                               13,100           --           --
         Capital contribution to subsidiaries                                  --       (6,017)          --
         Depreciation and amortization                                      1,193          852          752
         Realized loss on sale of property and equipment                        9           --            8
         Noncash compensation                                                 105          126          126
         Net loss (earnings) from equity investments                          319          (90)          18
         Deferred income tax (benefit)                                        (79)        (218)          --
         Changes in assets and liabilities:
              Due from subsidiaries                                        (3,505)       5,930        2,779
              Prepaid expenses                                               (641)         (24)          54
              Other assets and accrued expenses and other liabilities      (3,076)       2,286        5,133
              Federal income tax receivable                                 3,247       (3,446)      (3,268)
                                                                         -----------  -----------  ----------
                Net cash provided by operating activities                  15,897        1,003       17,678
                                                                         -----------  -----------  ----------

Cash flows from investing activities:
    Proceeds from sale of other invested assets                               326           --           --
    Purchase of other invested assets                                          --         (813)      (1,606)
    Purchases of property and equipment, net                                 (631)        (652)        (617)
    Purchase of subsidiary's net other assets and stock                        --           (5)     (55,114)
    Purchase of goodwill and intangible assets                                 --           --       (2,708)
                                                                         -----------  -----------  ----------
                Net cash used in investing activities                        (305)      (1,470)     (60,045)
                                                                         -----------  -----------  ----------

Cash flows from financing activities:
    (Payment) receipt of revolving credit facility                        (14,176)       4,500       35,554
    Issuance (buyback) of common stock outstanding                              6       (4,055)       7,569
                                                                         -----------  -----------  ----------
                Net cash provided by financing activities                 (14,170)         445       43,123
                                                                         -----------  -----------  ----------

                Net increase (decrease) in cash and cash equivalents        1,422          (22)         756

Cash and cash equivalents at beginning of period                               37           59         (697)
                                                                         -----------  -----------  ----------

Cash and cash equivalents at end of period                             $    1,459           37           59
                                                                         ===========  ===========  ==========

Supplemental disclosure of cash flow information
    Federal taxes paid                                                 $    4,190        3,556        6,634
    Cash paid for interest                                             $      540        3,769        4,016


See accompanying Report of Independent Certified Public Accountants

                                                                    SCHEDULE III

                           FPIC Insurance Group, Inc.
         Consolidated Supplementary Insurance Information (in thousands)
              For the years ended December 31, 2001, 2000 and 1999

                            Deferred
                             Policy                                         Net                Amortization
                              Costs       Loss     Unearned    Premium   Investment     Loss         of         Other      Net
Segment                     ("DPAC")    Reserves   Premiums    Revenue     Income     Expenses      DPAC      Expenses   Written
-------                     -------------------------------------------------------------------------------------------------------
2001
  Medical professional
   and other liability     $   9,001    318,483     146,761    131,058      22,819     128,346     9,259       17,422    147,084

2000
  Medical professional
   and other liability     $   5,967    281,295     100,066    120,454      24,505     122,766     5,617       17,850    161,931

1999
 Medical professional
   and other liability     $   2,789    273,092      61,314    118,189      18,832      80,968     6,727       17,110    122,127






See accompanying Report of Independent Certified Public Accountants.

                                                                     SCHEDULE IV

                           FPIC Insurance Group, Inc.
                           Reinsurance (in thousands)
              For the years ended December 31, 2001, 2000 and 1999





                                                          Ceded             Assumed                          Percentage
                                                        Earned to           Earned                              of
         Type of                   Gross                  Other            From Other          Net            Assumed
       Insurance                   Amount               Companies          Companies         Earned            to net
----------------------------- ---------------------    ------------        ----------       ---------        ----------


   2001:
   ----
Medical Professional
     Liability                 $   172,064                67,633             26,627          131,058             20%

   2000:
   ----
Medical Professional
     Liability                 $   122,857                33,523             31,120          120,454             26%

   1999:
   ----
Medical Professional
     Liability                 $   116,496                26,341             28,034          118,072             24%




See accompanying Report of Independent Certified Public Accountants.

                                                                      SCHEDULE V

                           FPIC Insurance Group, Inc.
                Valuation and Qualifying Accounts (in thousands)






                                                  Balance at          Charged to                       Balance
                                                  Beginning           Costs and                        at End
          Description                             of Period           Expenses         Deductions      of Period
          -----------                          ----------------     --------------     ----------      --------

Year-ended December 31, 2001
     Allowance for Doubtful Accounts, net        $     1,659              12                937           734



Year-ended December 31, 2000
     Allowance for Doubtful Accounts, net        $     1,247             961                549         1,659






See accompanying Report of Independent Certified Public Accountants.