Form 10-K405/A
period 2001-12-31
FPIC INSURANCE GROUP INC
filed 2002-03-27
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

As of March 20, 2002, there were 9,389,462 shares of the Registrant's Common Stock, $.10 Par Value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

            Document                                    Incorporated in
-------------------------------              -----------------------------------
Proxy Statement for Registrant's                           Part III
Annual Shareholders' Meeting to
be held on June 5, 2002

Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations is amended as follows for typographical changes in the last paragraph of the discussion regarding Loss and Loss Adjustment Expenses included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2002.

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

In performing its tests of the liability for losses and LAE as of December 31, 2001, the Company's independent actuarial firm utilized multiple methods and developed a range of reasonable estimates. The Company's liability for losses and LAE, net of reinsurance, as of December 31, 2001 is $238.1 million, which corresponds with the point estimate of its independent actuarial firm's consolidated range of estimates of $223.2 million (minus $14.9 million, or 6%) to $255.5 million (plus $17.4 million, or 7%). For each 1% increase or decrease in the Company's estimated liability for losses and LAE as of December 31, 2001, that could occur in one or more future periods, a corresponding charge or credit to income in the amount of approximately $2.4 million ($1.8 million, after tax effects) would occur.

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

Net investment income increased 30%, to $24.5 for the year ended December 31, 2000 from $18.8 million for the year ended December 31, 1999. The increase is primarily due to the investments received in association with the 100% DD&R quota share reinsurance agreement between the Company's insurance subsidiaries and PRI. On a consolidated basis, the Company's total investment portfolio grew to $405.0 million in 2000, up $58.4 million or 17%, from $346.6 million in 1999.

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

Claims administration and management fees declined 3%, to $12.5 million for the year ended December 31, 2001 from $13.0 million for the year ended December 31, 2000. The decline in claims administration and management fees is due to the termination of certain non-profitable contracts at the Company's Albuquerque division. Excluding the effect of the terminated contracts, claims administra-tion and management fees increased $1.1 million for the year ended December 31, 2001, as compared to the same period in 2000.

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

Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants as of December 31, 2001, are as follows: a) total debt to cash flow available for debt service cannot be greater than 4.00:1 for the quarter ending December 31, 2001 and 3:50:1 thereafter; b) combined net premiums written to combined statutory capital and surplus cannot exceed 2.00:1; c) the fixed charge coverage ratio cannot be less than 2.00:1 at the end of each quarter through December 31, 2002, there-after the fixed charge coverage ratio cannot be less than 2:25:1 and d) funded debt to total capital plus funded debt cannot exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) rating from A.M. Best.

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

                                       FPIC Insurance Group, Inc.


                                       By       /s/ Kim D. Thorpe
                                         ---------------------------------------
                                           Kim D. Thorpe,
                                           Executive Vice President
                                           and Chief Financial Officer