Form 10-Q
period 2002-03-31
FPIC INSURANCE GROUP INC
filed 2002-05-14
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
         ___________.


Commission file number     1-11983
                       -------------

                           FPIC Insurance Group, Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                   59-3359111
--------------------------------------    --------------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
    incorporation or organization)


         225 Water Street, Suite 1400, Jacksonville, Florida          32202
      ---------------------------------------------------------    -------------
            (Address of principal executive offices)                (Zip Code)

                                 (904) 354-2482
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 30, 2002, there were 9,389,462 shares of the registrant's common stock outstanding.

                           FPIC Insurance Group, Inc.
                                    Form 10-Q
                                      Index



                                                                            Page
                                                                            ----
Part I
Item 1.    Unaudited Consolidated Financial Statements of FPIC Insurance
           Group, Inc. and Subsidiaries
           o    Consolidated Balance Sheets.................................   3
           o    Consolidated Statements of Income and Comprehensive Income..   4
           o    Consolidated Statements of Changes in Shareholders' Equity..   5
           o    Consolidated Statements of Cash Flows.......................   6
           o    Notes to the Unaudited Consolidated Financial Statements....   7
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  13
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  21

Part II
Item 1.    Legal Proceedings................................................  21
Item 2.    Changes in Securities and Use of Proceeds........................  21
Item 3.    Defaults Upon Senior Securities..................................  21
Item 4.    Submission of Matters to a Vote of Security Holders..............  21
Item 5.    Other Information................................................  21
Item 6.    Exhibits and Reports on Form 8-K.................................  21

                          FPIC INSURANCE GROUP, INC.
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                     (unaudited)
                                                                                       Mar 31,          Dec 31,
                                                                                        2002             2001
                                                                                   ---------------- ----------------
Assets
    Cash and cash equivalents                                                   $       71,090           75,220
    Bonds and U.S. Government securities, available for sale                           360,924          348,949
    Equity securities, available for sale                                                    7                8
    Other invested assets, at equity                                                     2,270            2,572
    Other invested assets, at cost                                                      10,758           10,962
    Real estate                                                                          4,233            4,255
                                                                                   ---------------- ----------------
             Total cash and investments                                                449,282          441,966

    Premiums receivable, net                                                            94,109           73,362
    Accrued investment income                                                            5,501            4,605
    Reinsurance recoverable on paid losses                                               5,879            7,305
    Due from reinsurers on unpaid losses and advance premiums                           95,317           80,410
    Ceded unearned premiums                                                             51,931           40,794
    Property and equipment, net                                                          4,501            4,727
    Deferred policy acquisition costs                                                    9,700            9,001
    Deferred income taxes                                                               40,927           19,944
    Prepaid expenses                                                                     1,380            1,664
    Goodwill                                                                            18,870           67,232
    Intangible assets                                                                    1,246            1,317
    Federal income tax receivable                                                        2,086            5,273
    Other assets                                                                        10,731           13,222
                                                                                   ---------------- ----------------
                   Total assets                                                 $      791,460          770,822
                                                                                   ================ ================

Liabilities and Shareholders' Equity
    Loss and loss adjustment expenses                                           $      337,182          318,483
    Unearned premiums                                                                  174,770          146,761
    Reinsurance payable                                                                 32,125           26,689
    Paid in advance and unprocessed premiums                                             8,494            9,942
    Revolving credit facility                                                           37,000           37,000
    Term loan                                                                           14,583           16,042
    Deferred credit                                                                      9,692           10,007
    Accrued expenses and other liabilities                                              32,532           31,324
                                                                                   ---------------- ----------------
             Total liabilities                                                         646,378          596,248
                                                                                   ---------------- ----------------

    Commitments and contingencies (note 9)

    Common stock, $.10 par value, 50,000,000 shares authorized;
       9,389,462 and 9,337,755 shares issued and outstanding at
       March 31, 2002 and December 31, 2001, respectively                                  939              934
    Additional paid-in capital                                                          38,256           37,837
    Accumulated other comprehensive loss                                                (3,229)             (26)
    Retained earnings                                                                  109,116          135,829
                                                                                   ---------------- ----------------
             Total shareholders' equity                                                145,082          174,574
                                                                                   ---------------- ----------------
                   Total liabilities and shareholders' equity                   $      791,460          770,822
                                                                                   ================ ================



See accompanying notes to unaudited consolidated financial statements

                           FPIC INSURANCE GROUP, INC.
           Consolidated Statements of Income and Comprehensive Income
                  (in thousands, except per common share data)

                                                                                    (unaudited)
                                                                           --------------------------------
                                                                            Three months ended March 31,
                                                                                2002             2001
                                                                           ---------------  ---------------
Revenues
    Net premiums earned                                                  $     39,342           31,517
    Claims administration and management fees                                   7,630            7,218
    Net investment income                                                       4,939            6,702
    Commission income                                                             875              485
    Net realized investment gains (losses)                                        468              (96)
    Finance charge and other income                                               220              460
                                                                           ---------------  ---------------
         Total revenues                                                        53,474           46,286
                                                                           ---------------  ---------------

Expenses
    Net losses and loss adjustment expenses                                    33,825           30,009
    Other underwriting expenses                                                 6,692            4,924
    Claims administration and management expenses                               7,461            7,601
    Interest expense                                                            1,216            1,152
    Other expenses                                                                 70              970
                                                                           ---------------  ---------------
         Total expenses                                                        49,264           44,656
                                                                           ---------------  ---------------

    Income from operations before taxes and cumulative effect
       of accounting change                                                     4,210            1,630

         Less:  Income taxes                                                    1,345              336
                                                                           ---------------  ---------------

    Income before cumulative effect of accounting change                        2,865            1,294

         Less:  Cumulative effect of accounting change (net of
            $18,784 income tax benefit)                                        29,578               --
                                                                           --------------------------------

    Net (loss) income                                                         (26,713)           1,294
                                                                           --------------------------------

Other Comprehensive (Loss) Income
    Cumulative effect of accounting change                                         --              124
    Unrealized holding (losses) gains on debt and equity securities            (5,396)           5,193
    Unrealized holding gains (losses) on derivative financial instruments          81           (1,186)
    Income tax benefit (expense) related to unrealized gains and losses         2,022           (2,215)
                                                                           ---------------  ---------------
         Other comprehensive (loss) income                                     (3,293)           1,916

    Comprehensive (loss) income                                          $    (30,006)           3,210
                                                                           ===============  ===============


Basic earnings per common share                                          $      (2.85)            0.14
                                                                           ===============  ===============
Diluted earnings per common share                                        $      (2.81)            0.14
                                                                           ===============  ===============

Basic weighted average common shares outstanding                                9,375            9,393
                                                                           ===============  ===============
Diluted weighted average common shares outstanding                              9,498            9,436
                                                                           ===============  ===============



See accompanying notes to the unaudited consolidated financial statements

                           FPIC INSURANCE GROUP, INC.
           Consolidated Statements of Changes in Shareholders' Equity
       Three Months Ended March 31, 2002 and Year Ended December 31, 2001
                                 (in thousands)


                                                                                               Accumulated
                                                              Additional                          Other
                                                  Common       Paid-in         Unearned       Comprehensive    Retained
                                                  Stock        Capital        Compensation    Income (Loss)    Earnings     Total
                                                ----------    ----------      ------------    --------------- -----------  ---------
Balances at December 31, 2000                   $    938         37,827           (105)              968        132,899     172,527
                                                ----------    ----------      ----------      ------------    -----------  ---------
  Net income                                          --             --             --                --          2,930       2,930
  Cumulative effect of accounting
    change                                            --             --             --               124             --         124
  Compensation earned on options                      --             --            105                --             --         105
  Unrealized gain on debt and
   equity securities, net                             --             --             --               778             --         778
  Unrealized loss on derivative
    financial instruments, net                        --             --             --            (1,896)            --      (1,896)
  Repurchase of shares, net                           (4)            10             --                --             --           6
                                                ----------    ----------      ----------      ------------    -----------  ---------
Balances at December 31, 2001                   $    934         37,837             --               (26)       135,829     174,574
                                                ----------    ----------      ----------      ------------    -----------  ---------
  Net loss                                            --             --             --                --        (26,713)    (26,713)
  Unrealized loss on debt and
    equity securities, net                            --             --             --            (3,343)            --      (3,343)
  Unrealized gain on derivative
    financial instruments, net                        --             --             --                50             --          50
  Amortization of unrealized loss on
    derivative financial instruments                  --             --             --                90             --          90
  Issuance of shares                                   5            419             --                --             --         424
                                                ----------    ----------      ----------      ------------    -----------  ---------
Balances at March 31, 2002 (unaudited)          $    939         38,256             --            (3,229)       109,116     145,082
                                                ==========    ==========      ==========      ============    ===========  =========





See accompanying notes to the unaudited consolidated financial statements

                           FPIC INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       (unaudited)
                                                                               ---------------------------
                                                                               Three months ended Mar 31,
                                                                                   2002          2001
                                                                               ------------- -------------
Cash flows from operating activities:
    Net (loss) income                                                          $  (26,713)        1,294
    Adjustments to reconcile net income to cash provided by
      operating activities:
       Cumulative effect of accounting change                                      29,578            --
       Depreciation, amortization and accretion                                      (485)        1,133
       Realized (gain) loss on investments                                           (468)           96
       Realized loss on sale of property and equipment                                 --             2
       Noncash compensation                                                            --            32
       Net loss from equity investments                                               301            66
       Bad debt expense                                                                --            41
       Deferred income tax benefit                                                   (176)         (274)
       Changes in assets and liabilities:
         Premiums receivable, net                                                 (20,747)       (3,851)
         Accrued investment income, net                                              (896)         (882)
         Reinsurance recoverable on paid losses                                     1,426        (1,596)
         Due from reinsurers on unpaid losses and advance premiums                (14,907)       (9,522)
         Ceded unearned premiums                                                  (11,137)       (8,640)
         Deferred policy acquisition costs                                           (699)         (310)
         Prepaid expenses                                                             284          (228)
         Federal income tax receivable                                              3,187           320
         Other assets                                                               2,491           139
         Loss and loss adjustment expenses                                         18,699         6,285
         Unearned premiums                                                         28,009        12,975
         Reinsurance payable                                                        5,436         7,589
         Paid in advance and unprocessed premiums                                  (1,448)       (3,956)
         Accrued expenses and other liabilities                                     1,288         9,815
                                                                               ------------- -------------
            Net cash provided by operating activities                              13,023        10,528
                                                                               ------------- -------------

Cash flows from investing activities:
    Proceeds from sale or maturity of bonds and U.S. Government securities         48,004        21,612
    Purchase of bonds and U.S. Government securities                              (64,011)      (11,489)
    Proceeds from sale of equity securities                                            --           402
    Proceeds from sale of other invested assets                                       204            91
    Purchase of real estate investments                                               (42)           --
    Proceeds from sale of property and equipment                                       --             2
    Purchase of property and equipment                                               (273)         (330)
                                                                               ------------- -------------
            Net cash (used in) provided by investing activities                   (16,118)       10,288
                                                                               ------------- -------------

Cash flows from financing activities:
    Payment of term loan                                                           (1,459)           --
    Issuance of common stock                                                          424           139
                                                                               ------------- -------------
            Net cash (used in) provided by financing activities                    (1,035)          139
                                                                               ------------- -------------

Net (decrease) increase in cash and cash equivalents                               (4,130)       20,955
Cash and cash equivalents at beginning of period                                   75,220        18,967
                                                                               ------------- -------------
Cash and cash equivalents at end of period                                     $   71,090        39,922
                                                                               ============= =============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest                                                              $    1,109         1,108
                                                                               ============= =============
         Federal income taxes                                                  $       --            --
                                                                               ============= =============

See accompanying notes to the unaudited consolidated financial statements

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

1.   Organization and Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of FPIC Insurance Group, Inc. (the "Company") consolidated with the accounts of all its subsidiaries. Reference is made to the Company's most recently filed Form 10-K, which includes information necessary or useful to understanding the Company's businesses and financial statement presentations. In particular, the Company's significant accounting policies and practices are presented in Note 2 to the consolidated financial statements included in that report. Financial information in this report reflects adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of results for interim periods.

     For a number of reasons, the Company's results for interim periods may not be indicative of results to be expected for the year. The timing and magnitude of losses incurred by the Company's insurance subsidiaries and the estimation error inherent in the process of determining the liability for loss and loss adjustment expenses can be relatively more significant to results of interim periods than to results for a full year.

     Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets." FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. During the quarter ended March 31, 2002, the Company completed the transitional impairment analysis, which resulted in an impairment charge of $29.6 million, net of $18.8 million in income taxes. See Note 3 for additional discussion of the impact of FAS 142 on the Company's financial position and results of operations.

2.   Investments
     Data with respect to debt and equity securities, available for sale, are shown below.

                                                                           As of                           As of
                                                                          Mar 31,                         Dec 31,
                                                                           2002                             2001
                                                                    --------------------            ---------------------
     Amortized cost of investments in debt
        and equity securities                                       $     363,502                         346,131

                                                                                     Three Months Ended
                                                                    -----------------------------------------------------
                                                                          Mar 31,                         Mar 31,
                                                                           2002                             2001
                                                                    --------------------            ---------------------
     Proceeds from sales and maturities                             $      48,004                          22,014
     Gross realized gains                                                     901                             235
     Gross realized losses                                                   (433)                           (331)



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

3.   Goodwill
     The Company adopted FAS 142 effective January 1, 2002. In connection with the adoption of FAS 142, the Company discontinued the amortization of goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:

                                                            Reciprocal        Third Party
                                             Insurance      Management       Administration       Total
                                            ------------  ----------------  -----------------  -------------
     Balance as of December 31, 2001       $  10,833            49,140              7,259         67,232
     Impairment charge                            --           (41,103)            (7,259)       (48,362)
                                            ------------  ----------------  -----------------  -------------
     Balance as of March 31, 2002          $  10,833             8,037                 --         18,870
                                            ============  ================  =================  =============


     In accordance with FAS 142, the Company engaged independent valuation consultants to perform transitional impairment tests at each of its operating segments, insurance, reciprocal management and third party administration ("TPA"). These operating segments meet the reporting unit requirements as defined by FAS 142.

     The fair values for each of the reporting units were calculated using one or more of the following approaches: (i) market multiple approach; (ii) discounted cash flow ("DCF") approach; or (iii) asset approach.

     o Under the market multiple approach, the values of the reporting units were based on the market prices and performance fundamentals of similar public companies.

     o Under the DCF approach, the values of the reporting units were based on the present value of the projected future cash flows to be generated.

     o Under the asset approach, the value of a reporting unit is the difference in the fair value of total assets and the fair value of total liabilities. The fair value of each asset and liability may in turn be estimated using an income or market approach or by using a cost approach.

     Based on the results of the impairment tests, goodwill was not deemed to be impaired at the insurance segment, since the fair value of the reporting unit exceeded its carrying value. Therefore, the second step of the goodwill impairment test was not performed. However, the carrying values of the reciprocal management and TPA segments exceeded their respective fair values, indicating a potential impairment of goodwill. Under step 2 of the test, the implied fair values of the reciprocal management and TPA goodwill were compared to their carrying values to measure the amount of impairment loss. As a result, a non-cash transitional impairment charge of $29.6 million (net of income taxes of $18.8 million) was recognized and recorded as a cumulative effect of accounting change in the accompanying March 31, 2002 consolidated statements of income.

     In management's opinion, the transitional impairment charge at the reciprocal management segment primarily reflects certain intangibles and synergies, which are opportunistic in nature, carry a relatively higher degree of uncertainty, and therefore were treated conservatively in the valuation required by FAS 142. The transitional impairment charge at the TPA segment primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the Company's TPA segment.

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

     The following table provides comparative disclosures of net income excluding the cumulative effect of accounting change and goodwill amortization, net of taxes, for the periods presented.

                                                           Three Months Ended
                                                      --------------------------
                                                         Mar 31,        Mar 31,
                                                          2002           2001
                                                      --------------  ----------
     Net (loss) income
     -----------------
     Net (loss) income, as reported                 $   (26,713)         1,294
     Cumulative effect of accounting change              29,578             --
                                                      --------------  ----------
     Net income, adjusted                                 2,865          1,294
     Goodwill amortization, net of tax                       --            539
                                                      --------------  ----------
     Net income, comparative                        $     2,865          1,833
                                                      ==============  ==========
     Basic earnings per share:
     ------------------------
     Net (loss) income, as reported                 $     (2.85)          0.14
     Cumulative effect of accounting change                3.16           --
                                                      --------------  ----------
     Net income, adjusted                                  0.31           0.14
     Goodwill amortization, net of tax                       --           0.06
                                                      --------------  ----------
     Net income, comparative                        $      0.31           0.20
                                                      ==============  ==========
     Diluted earnings per share:
     --------------------------
     Net (loss) income, as reported                 $     (2.81)          0.14
     Cumulative effect of accounting change                3.11             --
                                                      --------------  ----------
     Net income, adjusted                                  0.30           0.14
     Goodwill amortization, net of tax                       --           0.06
                                                      --------------  ----------
     Net income, comparative                        $      0.30           0.20
                                                      ==============  ==========

4.  Intangible Assets
    The following table provides a detail of the Company's amortizable intangible assets and estimated amortization expense for the periods presented.


                                              As of March 31, 2002          As of December 31, 2001
                                         ------------------------------- -------------------------------
                                             Gross        Accumulated        Gross        Accumulated
                                            Balance      Amortization       Balance      Amortization
                                         -------------- ---------------- -------------- ----------------
    Trade secrets                      $     1,500              562          1,500              525
    Non-compete agreements                     500              268            500              250
    Other                                      305              229            305              213
                                         -------------- ---------------- -------------- ----------------
     Total                             $     2,305            1,059          2,305              988
                                         ============== ================ ============== ================

                                               Three Months Ended
                                         -------------------------------
                                            Mar 31,         Mar 31,
                                             2002            2001
                                         -------------- ----------------
     Aggregate amortization expense    $        71               71
                                         ============== ================

     Estimated amortization expense for the year ended:
     --------------------------------------------------
                 12/31/2002            $       282
                 12/31/2003                    252
                 12/31/2004                    221
                 12/31/2005                    186
                 12/31/2006                    150

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)


5.   Revolving Credit Facility and Term Loan
     On August 31, 2001, the Company entered into a Revolving Credit and Term Loan Agreement (the "credit facility") with five financial institutions. The initial aggregate principal amount of the credit facility was $55 million, including (i) a $37.5 million revolving credit facility, which matures on August 31, 2004, and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million, which commenced December 31, 2001.

     Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus a margin of 2.50 percentage points, which may be reduced to a minimum of 2.00 percentage points as the Company reduces its outstanding indebtedness. As of March 31, 2002 and December 31, 2001, the interest rates on the credit facility were 4.54% and 4.16%, respectively.

     The Company is not required to maintain compensating balances in connection with these credit facilities, but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) total debt to cash flow available for debt service may not exceed 3:50:1; b) combined net premiums written to combined statutory capital and surplus may not exceed 2.00:1; c) the fixed charge coverage ratio may not be less than 2.00:1 at the end of each quarter through December 31, 2002, and thereafter the fixed charge coverage ratio may not be less than 2:25:1 and d) funded debt to total capital plus funded debt may not exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) group rating from A.M. Best.

6.   Derivative Financial Instruments
     In connection with the Company's credit facility entered into on August 31, 2001, the Company also entered into two interest rate swap agreements (the "swap agreements"). The Company uses the swap agreements to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of its floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these swap agreements is offset by the opposite impact on the related debt. Amounts to be paid or received under the swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue. The swap agreements are only entered into with creditworthy counterparties.

     The swap agreements in effect as of March 31, 2002 are as follows:

              Notional                               Receive             Pay
               Amount          Maturities            Rate (1)            Rate
            ------------      --------------      ------------       -----------
           $  37,000           08/31/2004             2.04%              6.45%
           $  14,583           08/31/2004             2.04%              5.97%

      (1) Based on three-month LIBOR

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)

7.   Reconciliation of Basic and Diluted Earnings Per Common Share
     Data with respect to the Company's basic and diluted earnings per common share are shown below.

                                                                     Three Months Ended
                                                           ---------------------------------------
                                                              Mar 31,                   Mar 31,
                                                               2002                      2001
                                                           -------------             -------------
     Net Income:
     ----------
     Income before cumulative effect of
       accounting change                                   $     2,865                     1,294
     Cumulative effect of accounting change                    (29,578)                       --
                                                           -------------             -------------
     Net (loss) income                                     $   (26,713)                    1,294
                                                           =============             =============

     Basic weighted average shares outstanding                   9,375                     9,393
     Common stock equivalents                                      123                        43
                                                           -------------             -------------
     Diluted weighted average shares outstanding                 9,498                     9,436
                                                           =============             =============
     Basic earnings per share:
     -------------------------
     Income before cumulative effect of
       accounting change                                   $      0.31                      0.14
     Cumulative effect of accounting change                      (3.16)                       --
                                                           -------------             -------------
     Net (loss) income                                     $     (2.85)                     0.14
                                                           =============             =============
     Diluted earnings per share:
     ---------------------------
     Income before cumulative effect of
       accounting change                                   $      0.30                      0.14
     Cumulative effect of accounting change                      (3.11)                       --
                                                           -------------             -------------
     Net (loss) income                                     $     (2.81)                     0.14
                                                           =============             =============

8.   Segment Information
     The business segments presented in this document have been determined in accordance with the provisions of FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has three main operating segments as follows: insurance, reciprocal management and TPA. Holding company operations are included within the insurance segment due to the segment's size and prominence and the substantial attention devoted to the segment.

     Through its four insurance subsidiaries, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company provides reciprocal management services, brokerage and administration services for reinsurance programs and brokerage services for the placement of annuities in structured settlements. In addition, the Company provides TPA services through its subsidiary that markets and administers self-insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance. The Company evaluates a segment's performance based on net income and accounts for intersegment sales and transfers as if the sales or transfers were to a third party. All segments are managed separately as each business requires different technology and marketing strategies. Consolidating information by each segment is summarized in the tables below.

                                             As of            As of
     Identifiable Assets                 Mar 31, 2002      Dec 31, 2001
     ---------------------------------  ---------------   ----------------
        Insurance                       $   753,166           706,290
        Reciprocal management                39,032            61,468
        Third party administration            9,384            14,788
        Intersegment eliminations           (10,122)          (11,724)
                                        ---------------   ----------------
        Total  assets                   $   791,460           770,822
                                        ===============   ================

                           FPIC INSURANCE GROUP, INC.
            Notes to the Unaudited Consolidated Financial Statements
       (In Thousands, Except per Common Share Data and Elsewhere as Noted)


                                                 Three Months Ended
                                           --------------------------------
                                            Mar 31, 2002    Mar 31, 2001
                                           --------------- ----------------
     Total Revenues
     ---------------------------------
        Insurance                          $   45,379           38,384
        Reciprocal management                   5,626            5,107
        Third party administration              3,465            3,998
        Intersegment eliminations                (996)          (1,203)
                                           -------------   --------------
          Total revenues                   $   53,474           46,286
                                           =============   ==============

     Net (Loss) Income
     ---------------------------------
        Insurance                          $    2,227              980
        Reciprocal management                 (23,624)             244
        Third party administration             (5,316)              70
                                           -------------   --------------
          Net  (loss)  income              $  (26,713)           1,294
                                           ============= ================


9.   Commitments and Contingencies
     The Company's insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their administration of insurance claims. These claims may be referred to as "bad faith" actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are few in number and generally occur in instances where a jury verdict exceeds the insured's policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured's policy limit. In such cases, the insured may assign his or her rights under the policy to the plaintiff in settlement of the insured's portion of the verdict. The plaintiff is then permitted to sue the insurer on behalf of the defendant. The Company has evaluated such exposures as of March 31, 2002, and in all such cases, believes its position and defenses are meritorious, and that when all facts and circumstances are considered, including its own insurance coverage against such risks, its potential exposure to material losses from such exposures is immaterial.

     The Company has also been involved in one or more legal actions not involving claims under its insurance policies from time to time. The Company's management is not aware of any such actions that in their opinion will have a material adverse effect on the Company's financial position or results of operations.

10.  New Accounting Pronouncements
     In June 2001, the Financial Accounting Standards Board issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of FAS 143 will not have a significant impact on the Company's consolidated financial statements.

11.  Reclassification
     Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this management discussion and analysis, the term "Company" refers to FPIC Insurance Group, Inc. and its subsidiaries. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited, consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002.

Safe Harbor Disclosure
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal developments, (iv) the uncertainties of the loss reserving process, (v) the actual amount of new and renewal business and market acceptance of expansion plans, (vi) the loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) the ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (x) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for the Company's capital and the risk of undisclosed liabilities, (xi) developments in global financial markets that could affect the Company's investment portfolio and financing plans, (xii) risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally, (xiii) developments in reinsurance markets that could affect the Company's reinsurance program; and
(xiv) changes in the Company's financial ratings resulting from one or more of these uncertainties and other factors.

The words "believe," "anticipate," "foresee," "estimate," "project," "plan," "expect," "intend," "hope," "should," "will likely result" or "will continue" and variations thereof or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to income taxes, loss and loss adjustment expense ("LAE") reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A discussion of the critical accounting policies believed by management to affect its more significant judgments and estimates used in preparation of the Company's consolidated financial statements is included in Company's Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002. In some cases, the estimates included in the Company's financial statements for interim periods are determined using abbreviated methods or updates, which are less comprehensive that those used in preparation of its annual financial statements.

The following accounting policy has changed with the Company's adoption of Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets."

Goodwill and Intangible Assets.
The Company has made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets." In accordance with FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

During the quarter ended March 31, 2002, the Company completed the transitional impairment analysis required by FAS 142 and recorded an impairment charge of $29.6 million, net of $18.8 million in income taxes. See Notes 1 and 3 to the unaudited consolidated financial statements for a discussion of the new accounting policy for goodwill and intangible assets. In 2001, had the new standard been in effect, net income and basic and diluted earnings per share would have increased $0.5 million and $0.06, respectively, as a result of goodwill amortization recorded under the old standard.

Selected Balance Sheet Items: March 31, 2002 Compared to December 31, 2001 Cash and invested assets increased $7.3 million to $449.3 million as of March 31, 2002 from $442.0 million as of December 31, 2001. The increase in cash and invested assets is the result of the growth in premiums, which increased the amounts available for investment, and the receipt of federal and state tax refunds related to the overpayment of estimated taxes in 2001.

Premiums receivable increased $20.7 million to $94.1 million as of March 31, 2002 from $73.4 million as of December 31, 2001. The increase in premiums receivable is the result of growth in premiums written as a result of price improvements on core medical professional liability ("MPL") business and the addition of MPL policyholders. In addition, premiums receivable are normally lower in December due to a majority of the Company's insurance policies renewing during the first and third quarters of each year.

Due from reinsurers on unpaid losses and advance premiums increased $14.9 million to $95.3 million as of March 31, 2002 from $80.4 million as of December 31, 2001. Ceded unearned premiums increased $11.1 million to $51.9 million as of March 31, 2002 from $40.8 million as of December 31, 2001. The increases in these assets are related to the increase in the underlying reserves and unearned premiums resulting from growth in premiums written and earned on the Company's core MPL business.

Deferred income taxes increased $21.0 million to $40.9 million as of March 31, 2002 from $19.9 million as of December 31, 2001. The increase in deferred income taxes relates to the Company's adoption of FAS 142. As a result of the transitional impairment tests required by FAS 142, the Company recognized a one-time, non-cash after-tax charge of $29.6 million. In connection with the charge, the Company recognized deferred tax assets associated with tax-deductible goodwill.

Goodwill decreased $48.3 million to $18.9 million as of March 31, 2002 from $67.2 million as of December 31, 2001. The decrease in goodwill is due to the adoption of FAS 142. As a result of the transitional impairment tests required by FAS 142, the Company reduced the carrying value of goodwill at its reciprocal management and TPA segments.

Federal income tax receivable decreased $3.2 million to $2.1 million as of March 31, 2002 from $5.3 million as of December 31, 2001. The decrease in federal income tax receivable is primarily attributable to the receipt of a federal tax refund related to the overpayment of estimated taxes in 2001.

Other assets decreased $2.5 million to $10.7 million as of March 31, 2002 from $13.2 million as of December 31, 2001. The decrease in other assets is due to the receipt of a state tax refund related to the overpayment of estimated taxes in 2001.

The liability for loss and LAE increased $18.7 million to $337.2 million as of March 31, 2002 from $318.5 million as of December 31, 2001. The increase in the liability for loss and LAE is attributable to increases in premiums earned and the establishment of reserves for the current book of business, taking into consideration expected loss trends and an appropriately conservative loss ratio.

Unearned premiums increased $28.0 million to $174.8 million as of March 31, 2002 from $146.8 million as of December 31, 2001. The increase in unearned premiums is primarily related to growth in premiums written at the Company's insurance subsidiaries.

Reinsurance payable increased $5.4 million to $32.1 million as of March 31, 2002 from $26.7 million as of December 31, 2001. The increase in reinsurance payable is related to an increase in premiums written for direct MPL business.

Premiums paid in advance and unprocessed premiums decreased $1.4 million to $8.5 million as of March 31, 2002 from $9.9 million as of December 31, 2001. The decrease in paid in advance and unprocessed premiums reflects the policy renewal cycle at the Company's largest insurance subsidiary whereby the majority of policies are renewed with an effective date of January 1 or July 1 of each year.

Results of Operations: Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Total revenues for the first quarter 2002 increased 16% to $53.5 million from $46.3 million for the first quarter 2001. Revenue growth was driven primarily by price improvements and growth of the Company's MPL policyholder base in Florida and Missouri.

Total expenses for the first quarter 2002 increased 10% to $49.3 million from $44.7 million for the first quarter 2001. Net losses and LAE incurred for the three months ended March 31, 2002 increased $3.8 million or 13% compared with the three months ended March 31, 2001. The increase reflects growth in business, taking into consideration expected loss trends. Other underwriting expenses also contributed to the increase in total expenses, primarily as a result of an increase in expenses related to the growth in insurance business. These increases were offset by the decline in other expenses due to the Company's adoption of FAS 142. In accordance with FAS 142, the Company ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002. The adoption of FAS 142 eliminated amortization expense of approximately $0.5 million after-tax in the first quarter 2002.

Before the cumulative effect of the adoption of FAS 142, the Company reported income from operations of $2.9 million or $0.30 per diluted share for the first quarter 2002, compared with net income of $1.3 million or $0.14 per diluted share, for the same period in 2001. The first quarter 2002 adoption of FAS 142 resulted in a one-time, non-cash charge that reduced the carrying value of the Company's goodwill by $48.4 million. After the accounting change and the effect of the tax benefit associated with it, the Company incurred a net loss of $26.7 million, or $2.81 per diluted share, for the first quarter 2002. The goodwill impairments recognized upon adoption of FAS 142 were associated entirely with the Company's non-insurance segments.

Insurance Segment
The Company's insurance segment is made up of its four insurance subsidiaries, First Professionals Insurance Company, Inc. ("First Professionals"), Anesthesiologists Professional Assurance Company ("APAC") and The Tenere Group, Inc. ("Tenere") companies of Intermed Insurance Company and Interlex Insurance Company. Holding company operations are included within the insurance segment due to the segment's size and prominence and the substantial attention devoted to the segment. Unaudited financial data for the Company's insurance segment for the three months ended March 31, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                                   Three Months Ended
                                                   -------------------------------------------------
                                                     Mar 31,        Percentage            Mar 31,
                                                      2002            Change               2001
                                                   -------------------------------------------------
Direct and assumed premiums written                $  89,259            62%            $     55,173
                                                   ============                         ============
Net premiums written                               $  56,195            57%            $     35,898
                                                   ============                         ============

Net premiums earned                                $  39,342            25%            $     31,517
Net investment income                                  4,893           -26%                   6,574
Commission income                                          4           -67%                      12
Net realized investment gains (losses)                   468           588%                     (96)
Finance charge and other income                          196             9%                     180
Intersegment revenues                                    476           142%                     197
                                                   ------------                         ------------
     Total revenues                                   45,379            18%                  38,384
                                                   ------------                         ------------

Net losses and LAE                                    33,825            13%                  30,009
Other underwriting expense                             6,692            36%                   4,924
Interest expense                                       1,216             6%                   1,152
Other expenses                                            70           -72%                     246
Intersegment expenses                                    471           -53%                   1,006
                                                   ------------                         ------------
     Total expenses                                   42,274            13%                  37,337
                                                   ------------                         ------------

Income from operations before taxes and cumulative
  effect of accounting change                          3,105           197%                   1,047

     Less: Income taxes                                  878          1210%                      67


                                                   ------------                         ------------
Income before cumulative effect of
   accounting change                                   2,227           127%                     980
                                                   ------------                         ------------

     Less: Cumulative effect of accounting
       change (net of tax benefit)                        --             0%                      --

                                                   ------------                         ------------
       Net income                                  $   2,227           127%          $          980
                                                   ============                         ============

Direct and assumed premiums written increased 62% to $89.3 million for the three months ended March 31, 2002 from $55.2 million for the three months ended March 31, 2001. The increase in direct premiums written is primarily due to the effects of rate increases realized by the Company's insurance subsidiaries and growth in policyholders. APAC, Tenere and First Professionals implemented rate increases in July, November and December 2001, respectively. The growth in direct premiums written was partially offset by a decline in direct and assumed premiums written under group accident and health ("A&H") programs, which were discontinued in 2001, and a decline in assumed professional liability premiums written during the three months ended March 31, 2002.

Net premiums written increased 57% to $56.2 million for the three months ended March 31, 2002 from $35.9 million for the three months ended March 31, 2001. The increase in net premiums written is due to growth in direct premiums written associated with rate increases at the Company's insurance subsidiaries and an increase in policyholders, as noted above. The growth in direct professional liability premiums was offset by a decline in group A&H and assumed professional liability premiums written.

Net premiums earned increased 25% to $39.3 million for the three months ended March 31, 2002 from $31.5 million for the three months ended March 31, 2001. The increase in net premiums earned is due to rate increases implemented by the Company's insurance subsidiaries in the second half of 2001 and growth in the number of policyholders. Partially offsetting this increase was a decline in group A&H premiums earned of approximately $4.4 million. The increase in net premiums earned is less than the increase in premiums written for the same period primarily due to the inherent lag between written and earned premiums. In addition, direct premiums written includes premiums written under fronting agreements for which a relatively small portion of business is retained and therefore, only a small portion of premium is ultimately earned.

Net investment income decreased 26% to $4.9 million for the three months ended March 31, 2002 from $6.6 million for the three months ended March 31, 2001. The decline in net investment income is primarily due to lower available interest rates on fixed income investments, which have prevailed since the latter half of 2001. The Company also held more invested cash during the first quarter 2002 as compared to the first quarter 2001 in anticipation of improvements in fixed income rates in the near term.

Net losses and LAE incurred increased 13% to $33.8 million for the three months ended March 31, 2002 from $30.0 million for the three months ended March 31, 2001. The increase in net losses and LAE is consistent with the growth in business, taking into consideration expected loss trends and other pertinent considerations. The increase in net losses and LAE incurred was partially offset by a decline in the Company's group A&H business corresponding with the complete withdrawal from its group A&H programs in 2001. The Company's loss ratios for the three months ended March 31, 2002 and 2001 were 86% and 95%, respectively. A loss ratio is defined as the ratio of loss and LAE incurred to net premiums earned. The 9% decrease in the reported loss ratio is due to the Company's exit from its former group A&H business (3%), loss expense reduction and productivity (2%), changes in the mix of assumed reinsurance (1%), and expected improvements in underwriting results associated with improvements in pricing (3%).

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers historical loss experience, expected loss trends, the Company's loss retention levels and changes in the frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring the use of significant reliance upon estimates. The Company's estimates are revised as additional experience and other data become available and are reviewed as new or improved methodologies are developed or other significant events occur that may affect reserves. Any such revisions could result in future changes in the estimates of losses or reinsurance recoverables and would be reflected in the Company's results of operations when the change occurs. The Company believes its liability for losses and LAE is adequate; however, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such difference, either positive or negative, could have a material effect on the Company's results of operations and financial position.

Other underwriting expenses increased 36% to $6.7 million for the three months ended March 31, 2002 from $4.9 million for the three months ended March 31, 2001. The increase in other underwriting expenses is primarily attributable to additional operating expenses associated with the growth in insurance business. In addition, as noted above, the Company's largest insurance subsidiary performed a study in 2001 of expenses incurred in the administration of claims and based on the results of this study decreased the amount of expenses allocated to LAE in 2002.

Other expenses declined 72% to $0.07 million for the three months ended March 31, 2002 from $0.2 million for the three months ended March 31, 2001. In accordance with FAS 142, the Company ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

Reciprocal Management Segment
The Company's reciprocal management segment is made up of Administrators for the Professions, Inc. ("AFP"), the Company's New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries, Inc. ("Intermediaries") and Group Data Corporation ("Group Data"). AFP acts as administrator and attorney-in-fact for Physicians' Reciprocal Insurers ("PRI"), the second largest medical professional liability insurer for physicians in the state of New York. Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance. Group Data acts as a broker in the placement of annuities for structured settlements. The segment also includes the business of Professional Medical Administrators, LLC ("PMA"), a 70% owned subsidiary of the Company. PMA provides brokerage and administration services for professional liability insurance programs. Unaudited financial data for the Company's reciprocal management segment for the three months ended March 31, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                                              Three Months Ended
                                                          ------------------------------------------------------------
                                                             Mar 31,            Percentage                  Mar 31,
                                                              2002               Change                      2001
                                                          ------------------------------------------------------------
Claims administration and management fees                 $   4,599                16%                 $     3,972
Net investment income                                            40               -34%                          61
Commission income                                               481               434%                          90
Other income                                                     21               -92%                         272
Intersegment revenues                                           485               -32%                         712
                                                          --------------                                --------------
  Total revenues                                              5,626                10%                       5,107
                                                          --------------                                --------------

Claims administration and management expenses                 4,068                 2%                       3,990
Other expenses                                                   --              -100%                         543
Intersegment expenses                                           372               235%                         111
                                                          --------------                                --------------
   Total expenses                                             4,440                -4%                       4,644
                                                          --------------                                --------------

Income from operations before taxes and cumulative
   effect of accounting change                                1,186               156%                         463

   Less: Income taxes                                           447               104%                         219

                                                          --------------                                --------------
Income before cumulative effect of accounting change            739               203%                         244
                                                          --------------                                --------------

   Less: Cumulative effect of accounting change (net of
      tax benefit)                                           24,363               100%                          --

                                                          --------------                                --------------
      Net (loss) income                                   $ (23,624)            -9782%                 $       244
                                                          ==============                                ==============

Claims administration and management fees increased 16% to $4.6 million for the three months ended March 31, 2002 from $4.0 million for the three months ended March 31, 2001. The claims administration and management fees earned by AFP are comprised entirely of management fees from PRI and the increase is due to the growth in premiums written by PRI. In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI's direct premiums written, with an adjustment for expected return premiums. As such, the Company's revenues and results of operations are financially sensitive to the revenues of PRI. In addition, PRI, as an MPL insurer, is subject to many of the same types of risks as those of the Company's insurance subsidiaries.

Commission income increased to $0.5 million for the three months ended March 31, 2002 from $0.1 million for the three months ended March 31, 2001. The increase in commission income is due to an increase in brokerage commission earned by Intermediaries for the placement of reinsurance.

Other expenses declined to $0 for the three months ended March 31, 2002 from $0.5 million for the three months ended March 31, 2001. The decline in other expenses, which were comprised entirely of goodwill amortization, is due to the Company's adoption of FAS 142. In accordance with FAS 142, the Company ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

In management's opinion, the non-cash transitional impairment charge, which represents the cumulative effect of the accounting change, primarily reflects certain intangibles and synergies, which are opportunistic in nature, carry a higher degree of uncertainty, and therefore were treated conservatively in the valuation required by FAS 142.

Third Party Administration Segment
The Company's third party administration ("TPA") segment is made up of Employers Mutual, Inc. ("EMI"). Unaudited financial data for the Company's TPA segment for the three months ended March 31, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                                              Three Months Ended
                                                                    --------------------------------------
                                                                      Mar 31,    Percentage       Mar 31,
                                                                       2002        Change          2001
                                                                    --------------------------------------
Claims administration and management fees                         $   3,031           -7%       $  3,246
Net investment income                                                     6          -91%             67
Commission income                                                       390            2%            383
Other income                                                              3          -63%              8
Intersegment revenues                                                    35          -88%            294
                                                                    -----------                 ------------
    Total revenues                                                    3,465          -13%          3,998
                                                                    -----------                 ------------

Claims administration and management expenses                         3,393           -6%          3,611
Other expenses                                                           --         -100%            181
Intersegment expenses                                                   153           78%             86
                                                                    -----------                 ------------
    Total expenses                                                    3,546           -9%          3,878
                                                                    -----------                 ------------

(Loss) income from operations before taxes and cumulative
    effect of accounting change                                         (81)        -168%            120

    Less: Income taxes                                                   20          -60%             50

                                                                    -----------                 ------------
(Loss) income before cumulative effect of accounting change            (101)        -244%             70
                                                                    -----------                 ------------

    Less: Cumulative effect of accounting change (net of
      tax benefit)                                                    5,215          100%             --
                                                                    -----------                 ------------
      Net (loss) income                                           $  (5,316)       -7694%       $     70
                                                                    ===========                 ============

Claims administration and management fees declined 7% to $3.0 million for the three months ended March 31, 2002 from $3.2 million for the three months ended March 31, 2001. The decline in claims administration and management fees is due to the disposition of the Company's Albuquerque division during the fourth quarter of 2001. Excluding the effect of the Albuquerque TPA division, claims administration and management fees increased $0.5 million or 21% for the three months ended March 31, 2002, as compared to the same period in 2001, which reflects an increase in new business.

Claims administration and management expenses declined 6% to $3.4 million for the three months ended March 31, 2002 from $3.6 million for the three months ended March 31, 2001. The decline in claims administration and management expenses is also due to the disposition of the Company's Albuquerque division. Excluding the effect of the Albuquerque TPA division, claims administration and management expenses increased $0.6 million or 21% when compared with the three months ended March 31, 2001. The increase in claims administration and management expenses is due to additional expenses incurred as a result of new business.

Other expenses decreased to $0 for the three months ended March 31, 2002 from $0.2 million for the three months ended March 31, 2001. The decline in other expenses is due to the Company's adoption of FAS 142. In accordance with FAS 142, the Company ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

The non-cash transitional impairment charge, which represents the cumulative effect of the accounting change, primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the Company's TPA segment.

Stock Repurchase Plans
Under the Company's stock repurchase programs, shares may be repurchased at such times, and in such amounts, as management deems appropriate, and subject to the requirements of its credit facility under which the Company may repurchase shares up to an amount not to exceed 50% of net income of the immediately preceding year. A decision whether or not to make additional repurchases is based upon an analysis of the best use of the Company's capital. The Company did not repurchase any shares during the quarter ended March 31, 2002. Since the commencement of these repurchase programs, the Company has repurchased 875,000 of its shares at a cost of approximately $16.2 million. A total of 365,500 shares remain available to be repurchased under the programs.

Liquidity and Capital Resources
The payment of losses, LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during the first quarter of 2002 to meet these needs. As reported in the consolidated statement of cash flows, the Company generated positive net cash from operating activities of $13.0 million for the three months ended March 31, 2002. In addition, at March 31, 2002 the Company held approximately $14.7 million in investments scheduled to mature during the next twelve months. Management believes cash flows from operating activities, which combined with scheduled maturities will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause increases in the dollar amount of losses and LAE and may therefore adversely affect future reserve development and cash flow needs. Management believes these factors include, among others, inflation, changes in medical procedures, increased use of managed care and adverse legislative changes. In order to compensate for such risk, the Company: (i) maintains what management considers to be adequate reinsurance; (ii) monitors its reserve positions and regularly performs actuarial reviews of loss and LAE reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

As of March 31, 2002, the Company had borrowed $51.6 million under a credit facility with five banks. The credit facility is comprised of (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a $14.6 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million. Amounts outstanding under the credit facilities bear interest at a variable rate, primarily based upon LIBOR plus an initial margin of 2.50 percentage points, which may be reduced to a minimum of 2.00 percentage points as the Company reduces its outstanding indebtedness.

The Company is not required to maintain compensating balances in connection with these credit facilities but is charged a fee on the unused portion, which ranges from 20 to 30 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) total debt to cash flow available for debt service may not exceed 3:50:1; b) combined net premiums written to combined statutory capital and surplus may not exceed 2.00:1; c) the fixed charge coverage ratio may not be less than 2.00:1 at the end of each quarter through December 31, 2002, and thereafter the fixed charge coverage ratio may not be less than 2:25:1 and d) funded debt to total capital plus funded debt may not exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) group rating from A.M. Best.

Dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. In 2002 these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $10.7 million without prior regulatory approval.

Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of FAS 143 will not have a significant impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in the Company's 2001 annual report on Form 10K, since the end of the most recent fiscal year.

Part II - Other Information
Item 1.   Legal Proceedings - None
Item 2.   Changes in Securities and Use of Proceeds - None
Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders - None
Item 5.   Other Information - None
Item 6.   Exhibits and Reports on Form 8-K -

          On April 17, 2002, the Company filed a Form 8-K notifying the Securities and Exchange Commission that the Company received notification from A.M. Best Company ("Best") that Best affirmed it's A- (Excellent) group rating. The rating applies to the Company's four insurance subsidiaries, First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company, Intermed Insurance Company and Interlex Insurance Company.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FPIC Insurance Group, Inc.

                                             /s/ Kim D. Thorpe
                                       -----------------------------------------
May 14, 2002                           Kim D. Thorpe, Executive Vice President
                                       and Chief Financial Officer  (a duly
                                       authorized officer and the principal
                                       financial officer of the registrant)