Form 10-Q
period 2002-06-30
FPIC INSURANCE GROUP INC
filed 2002-08-13
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

or

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


            225 Water Street, Suite 1400, Jacksonville, Florida 32202
  --------------------------------------------------------- ------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 354-2482
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 8, 2002, there were 9,390,795 shares of the registrant's common stock outstanding.

                           FPIC Insurance Group, Inc.
                                    Form 10-Q
                                      Index



                                                                            Page
                                                                            ----
Part I
Item 1.    Unaudited Consolidated Financial Statements of FPIC
           Insurance Group, Inc. and Subsidiaries
           * Consolidated Balance Sheets...................................   3
           * Consolidated Statements of Income and Comprehensive Income....   4
           * Consolidated Statements of Changes in Shareholders' Equity....   5
           * Consolidated Statements of Cash Flows.........................   6
           * Condensed Notes to the Unaudited Consolidated Financial
             Statements....................................................   7
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  16
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......  30

Part II
Item 1.    Legal Proceedings...............................................  30
Item 2.    Changes in Securities and Use of Proceeds.......................  30
Item 3.    Defaults Upon Senior Securities.................................  30
Item 4.    Submission of Matters to a Vote of Security Holders.............  30
Item 5.    Other Information...............................................  30
Item 6.    Exhibits and Reports on Form 8-K................................  30

                           FPIC INSURANCE GROUP, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                         (unaudited)
                                                                                           June 30,             Dec 31,
                                                                                             2002                 2001
                                                                                        --------------      ---------------
    Assets
       Cash and cash equivalents                                                     $     61,737               75,220
       Bonds and U.S. Government securities, available for sale                           363,985              348,949
       Equity securities, available for sale                                                    7                    8
       Other invested assets, at equity                                                     2,300                2,572
       Other invested assets, at cost                                                      10,683               10,962
       Real estate                                                                          4,447                4,255
                                                                                        --------------      ---------------
               Total cash and investments                                                 443,159              441,966

       Premiums receivable, net                                                           105,669               73,362
       Accrued investment income                                                            5,103                4,605
       Reinsurance recoverable on paid losses                                               6,068                7,305
       Due from reinsurers on unpaid losses and advance premiums                          103,930               80,410
       Ceded unearned premiums                                                             53,772               40,794
       Property and equipment, net                                                          4,348                4,727
       Deferred policy acquisition costs                                                    9,621                9,001
       Deferred income taxes                                                               39,249               19,944
       Prepaid expenses                                                                     1,338                1,664
       Goodwill                                                                            18,870               67,232
       Intangible assets                                                                    1,175                1,317
       Federal income tax receivable                                                           --                5,273
       Other assets                                                                        34,246               13,222
                                                                                        --------------      ---------------
                     Total assets                                                    $    826,548              770,822
                                                                                        ==============      ===============

    Liabilities and Shareholders' Equity
       Loss and loss adjustment expenses                                             $    356,247              318,483
       Unearned premiums                                                                  186,229              146,761
       Reinsurance payable                                                                 24,069               26,689
       Paid in advance and unprocessed premiums                                             8,573                9,942
       Revolving credit facility                                                           37,000               37,000
       Term loan                                                                           13,125               16,042
       Deferred credit                                                                      9,378               10,007
       Federal income tax payable                                                             260                   --
       Accrued expenses and other liabilities                                              39,993               31,324
                                                                                        --------------      ---------------
               Total liabilities                                                          674,874              596,248
                                                                                        --------------      ---------------

       Commitments and contingencies (note 9)

       Common stock, $.10 par value, 50,000,000 shares authorized; 9,390,795 and
          9,337,755 shares issued and outstanding at
          June 30, 2002 and December 31, 2001, respectively                                   939                  934
       Additional paid-in capital                                                          38,270               37,837
       Accumulated other comprehensive income (loss)                                          740                  (26)
       Retained earnings                                                                  111,725              135,829
                                                                                        --------------      ---------------
               Total shareholders' equity                                                 151,674              174,574
                                                                                        --------------      ---------------
                     Total liabilities and shareholders' equity                      $    826,548              770,822
                                                                                        ==============      ===============


See accompanying notes to the unaudited consolidated financial statements

                           FPIC INSURANCE GROUP, INC.
           Consolidated Statements of Income and Comprehensive Income
                  (in thousands, except per common share data)

                                                                                (unaudited)
                                                           --------------------------------------------------------
                                                           Three months ended June 30,  Six months ended June 30,
                                                               2002           2001          2002         2001
                                                           -------------- ------------- ------------- -------------
   Revenues
      Net premiums earned                                $    47,560        34,802        86,902        66,319
      Claims administration and management fees                8,291         7,676        15,921        14,894
      Net investment income                                    5,813         5,889        10,701        12,555
      Commission income                                        1,162         1,079         2,036         1,564
      Net realized investment (losses) gains                    (324)         (285)          144          (380)
      Finance charges and other income                           250           213           471           673
                                                           -------------- ------------- ------------- -------------
           Total revenues                                     62,752        49,374       116,175        95,625
                                                           -------------- ------------- ------------- -------------

   Expenses
      Net losses and loss adjustment expenses                 41,358        32,732        75,183        62,741
      Other underwriting expenses                              6,780         4,985        13,471         9,909
      Claims administration and management expenses            7,847         7,645        15,257        15,210
      Interest expense                                         1,254         1,186         2,470         2,339
      Other expenses                                             106           951           177         1,921
                                                           -------------- ------------- ------------- -------------
           Total expenses                                     57,345        47,499       106,558        92,120
                                                           -------------- ------------- ------------- -------------

      Income from operations before taxes and cumulative
         effect of accounting change                           5,407         1,875         9,617         3,505

           Less:  Income taxes                                 2,798            13         4,143           349
                                                           -------------- ------------- ------------- -------------

      Income before cumulative effect of accounting
         change                                                2,609         1,862         5,474         3,156

           Less:  Cumulative effect of accounting
               change (net of an $18,784 income tax
               benefit) (note 3)                                  --            --        29,578            --
                                                           -------------- ------------- ------------- -------------

      Net income (loss)                                  $     2,609         1,862       (24,104)        3,156
                                                           ============== ============= ============= =============

   Basic earnings (loss) per common share                $      0.28          0.20         (2.57)         0.34
                                                           ============== ============= ============= =============

   Diluted earnings (loss) per common share              $      0.27          0.20         (2.54)         0.33
                                                           ============== ============= ============= =============

   Basic weighted average common shares outstanding            9,390         9,401         9,382         9,397
                                                           ============== ============= ============= =============

   Diluted weighted average common shares outstanding          9,516         9,458         9,507         9,447
                                                           ============== ============= ============= =============

   Comprehensive Income (Loss)
      Net income (loss)                                  $     2,609         1,862       (24,104)        3,156
                                                           -------------- ------------- ------------- -------------
      Other comprehensive income:
         Unrealized holding gains (losses) on debt and
           equity securities                                   6,457        (1,945)        1,061         3,248
         Unrealized holding losses on derivative
           financial instruments                                (146)         (112)          (64)       (1,298)
         Income tax (expense) benefit related to
           unrealized gains and losses                        (2,397)        1,559          (375)         (656)
                                                           -------------- ------------- ------------- -------------
              Other comprehensive income (loss)                3,914          (498)          622         1,294
                                                           -------------- ------------- ------------- -------------
      Comprehensive income (loss)                        $     6,523         1,364       (23,482)        4,450
                                                           ============== ============= ============= =============



See accompanying notes to the unaudited consolidated financial statements

                           FPIC INSURANCE GROUP, INC.
           Consolidated Statements of Changes in Shareholders' Equity
         Six Months Ended June 30, 2002 and Year Ended December 31, 2001
                                 (in thousands)



                                                                               Accumulated
                                                   Additional                     Other
                                           Common    Paid-in     Unearned     Comprehensive  Retained
                                            Stock    Capital    Compensation  Income (Loss)  Earnings   Total
                                          -------- ----------- -------------- -------------- --------- ---------
Balances at December 31, 2000             $  938     37,827          (105)         968        132,899   172,527
                                          -------- ----------- -------------- -------------- --------- ---------
  Net income                                  --         --            --           --          2,930     2,930
  Cumulative effect of accounting
   change                                     --         --            --          124             --       124
  Compensation earned on options              --         --           105           --             --       105
  Unrealized gain on debt and
   equity securities, net                     --         --            --          778             --       778
  Unrealized loss on derivative
   financial instruments, net                 --         --            --       (1,896)            --    (1,896)
  Repurchase of shares, net                   (4)        10            --           --             --         6
                                          -------- ----------- -------------- -------------- --------- ---------
Balances at December 31, 2001             $  934     37,837            --          (26)       135,829   174,574
                                          -------- ----------- -------------- -------------- --------- ---------
  Net loss                                    --         --            --           --        (24,104)  (24,104)
  Unrealized gain on debt and
   equity securities, net                     --         --            --          661             --       661
  Unrealized loss on derivative
   financial instruments, net                 --         --            --          (39)            --       (39)
  Amortization of unrealized loss on
   derivative financial instruments           --         --            --          144             --       144
  Issuance of shares                           5        433            --           --             --       438
                                          -------- ----------- -------------- -------------- --------- ---------
Balances at June 30, 2002 (unaudited)     $  939     38,270            --          740        111,725   151,674
                                          ======== =========== ============== ============== ========= =========




See accompanying notes to the unaudited consolidated financial statements

                           FPIC INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                       (unaudited)
                                                                                               -----------------------------
                                                                                                Six months ended June 30,
                                                                                                   2002           2001
                                                                                               -------------- --------------
     Cash flows from operating activities:
       Net (loss) income                                                                       $  (24,104)         3,156
       Adjustments to reconcile net (loss) income to cash provided by operating activities:
          Cumulative effect of accounting change                                                   29,578             --
          Depreciation, amortization and accretion                                                  5,932          5,972
          Realized (gain) loss on investments                                                        (144)           380
          Realized loss on sale of property and equipment                                              12             --
          Noncash compensation                                                                         --             63
          Net loss from equity investments                                                            271            249
          Bad debt expense                                                                             --             41
          Deferred income tax benefit                                                                (895)          (237)
          Changes in assets and liabilities:
             Premiums receivable, net                                                             (32,307)        (6,910)
             Accrued investment income, net                                                          (498)           120
             Reinsurance recoverable on paid losses                                                 1,237         (4,532)
             Due from reinsurers on unpaid losses and advance premiums                            (23,520)       (10,567)
             Ceded unearned premiums                                                              (12,978)       (12,831)
             Deferred policy acquisition costs                                                     (6,048)        (4,801)
             Prepaid expenses                                                                         326            628
             Federal income tax  receivable / payable                                               5,533          2,815
             Other assets                                                                           1,129          4,080
             Loss and loss adjustment expenses                                                     37,764         13,643
             Unearned premiums                                                                     39,468         11,728
             Reinsurance payable                                                                   (2,620)         2,757
             Paid in advance and unprocessed premiums                                              (1,369)        (1,681)
             Accrued expenses and other liabilities                                                 5,832          2,920
                                                                                               -------------- --------------
                Net cash provided by operating activities                                          22,599          6,993
                                                                                               -------------- --------------

     Cash flows from investing activities:
       Proceeds from sale or maturity of bonds and U.S. Government securities                      88,149         42,223
       Purchase of bonds and U.S. Government securities                                          (121,055)       (19,978)
       Proceeds from sale of equity securities                                                         --            562
       Purchase of equity securities                                                                   --            (50)
       Proceeds from sale of other invested assets                                                    328            218
       Purchase of other invested assets                                                              (48)            --
       Purchase of real estate investments                                                           (330)          (112)
       Purchase of property and equipment                                                            (647)          (623)
                                                                                               -------------- --------------
                Net cash (used in) provided by investing activities                               (33,603)        22,240
                                                                                               -------------- --------------

     Cash flows from financing activities:
       Payment of term loan                                                                        (2,917)           (37)
       Issuance of common stock                                                                       438            165
                                                                                               -------------- --------------
                Net cash (used in) provided by financing activities                                (2,479)           128
                                                                                               -------------- --------------

     Net (decrease) increase in cash and cash equivalents                                         (13,483)        29,361
     Cash and cash equivalents at beginning of period                                              75,220         18,967
                                                                                               -------------- --------------
     Cash and cash equivalents at end of period                                                $   61,737         48,328
                                                                                               ============== ==============

     Supplemental disclosure of cash flow information:
       Cash paid during the year for:
             Interest                                                                          $    2,291          2,572
                                                                                               ============== ==============
             Federal income taxes                                                              $      750            540
                                                                                               ============== ==============

     Supplemental disclosure of noncash investing activities:
       Due from broker on unsettled investment trades, net                                     $   19,382         10,165
                                                                                               ============== ==============

See accompanying notes to the unaudited consolidated financial statements

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

1.   Organization and Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of FPIC Insurance Group, Inc. (the "Company") consolidated with the accounts of all its subsidiaries. Reference is made to the Company's most recently filed Form 10-K, which includes information necessary or useful to understanding the Company's businesses and financial statement presentations. In particular, the Company's significant accounting policies and practices are presented in Note 2 to the consolidated financial statements included in that report. Financial information in this report reflects adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair presentation of results for interim periods.

     For a number of reasons, the Company's results for interim periods may not be indicative of results to be expected for the year. For example, the timing and magnitude of claim losses incurred by the Company's insurance subsidiaries due to the estimation process inherent in determining the liability for loss and loss adjustment expenses can be relatively more significant to results of interim periods than to results for a full year. In addition, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings as can the mix of taxable and non-taxable investment income.

     Effective January 1, 2002, the Company adopted Financial Accounting Standard No. ("FAS") 142, "Goodwill and Other Intangible Assets." FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. During the quarter ended March 31, 2002, the Company completed the transitional impairment analysis, which resulted in an impairment charge of $29.6 million, net of an $18.8 million income tax benefit. See Note 3 for additional discussion of the impact of FAS 142 on the Company's financial position and results of operations.

2.   Investments
     Data with respect to debt and equity securities, available for sale, are shown below.

                                                      As of            As of
                                                     June 30,         Dec 31,
                                                       2002             2001
                                                  ---------------  -------------
     Amortized cost of investments in debt
        and equity securities                   $    360,105          346,131


                                                         Six Months Ended
                                                  ------------------------------
                                                     June 30,         June 30,
                                                       2002             2001
                                                  ---------------  -------------
     Proceeds from  sales and maturities        $     88,149           42,785
     Gross realized gains                              2,730              526
     Gross realized losses                            (2,586)            (906)



     Realized investment gains and losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by generally accepted accounting principles, when investments are marked-to-market with the corresponding gain or loss included in earnings. During the second quarter of 2002, the Company incurred net realized losses on the write-down of

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

     WorldCom bonds of approximately $1.1 million. In addition, the Company incurred net realized losses on sales of WorldCom bonds during the second quarter of 2002 of approximately $0.8 million.

3.   Goodwill
     The Company adopted FAS 142 effective January 1, 2002. In connection with the adoption of FAS 142, the Company discontinued the amortization of goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                                                            Reciprocal       Third Party
                                              Insurance      Management      Administration      Total
                                             ------------  ---------------  -----------------  -----------
      Balance as of December 31, 2001       $  10,833           49,140              7,259        67,232
      Impairment charge                            --          (41,103)            (7,259)      (48,362)
                                             ------------  ---------------  -----------------  -----------
      Balance as of June 30, 2002           $  10,833            8,037                 --        18,870
                                             ============  ===============  =================  ===========


     In connection with its adoption of FAS 142, the Company engaged independent valuation consultants to perform transitional impairment tests at each of its operating segments: insurance, reciprocal management and third party administration ("TPA"). These operating segments meet the reporting unit requirements as defined by FAS 142.

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

     o Under the asset approach, the value of a reporting unit is the difference in the fair value of total assets and the fair value of total liabilities. The fair value of each asset and liability may in turn be estimated using an income, market approach or by using a cost approach.

     Based on the results of the impairment tests, goodwill was not deemed to be impaired at the insurance segment, since the fair value of the reporting unit exceeded its carrying value. Therefore, the second step of the goodwill impairment test was not performed. However, the carrying values of the reciprocal management and TPA segments exceeded their respective fair values, indicating a potential impairment of goodwill. Under step 2 of the test, the implied fair values of the reciprocal management and TPA goodwill were compared to their carrying values to measure the amount of impairment loss. As a result, a non-cash transitional impairment charge of $29.6 million (net of an income tax benefit of $18.8 million) was recognized and recorded as a cumulative effect of accounting change in the accompanying June 30, 2002 consolidated statements of income.

     In management's opinion, the transitional impairment charge at the reciprocal management segment primarily reflects certain intangibles and synergies, which are opportunistic in nature, carry a relatively higher degree of uncertainty, and therefore was treated conservatively in the valuation required by FAS 142. The transitional impairment charge at the TPA segment primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the Company's TPA segment.

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

     The following table provides comparative disclosures of net income excluding the cumulative effect of accounting change and goodwill amortization, net of taxes, for the periods presented.

                                                                Three Months Ended                 Six Months Ended
                                                          -------------------------------   -------------------------------
                                                             June 30,        June 30,          June 30,        June 30,
                                                              2002             2001             2002             2001
                                                          --------------  ---------------   --------------  ---------------
      Net income (loss):
      -----------------
      Net income (loss), as reported                    $     2,609            1,862          (24,104)           3,156
      Cumulative effect of accounting change                     --               --           29,578               --
                                                          --------------  ---------------   --------------  ---------------
      Net income, adjusted                                    2,609            1,862            5,474            3,156
      Goodwill amortization, net of tax                          --              540               --            1,079
                                                          --------------  ---------------   --------------  ---------------
      Net income, comparative                           $     2,609            2,402            5,474            4,235
                                                          ==============  ===============   ==============  ===============
      Basic earnings per share:
      ------------------------
      Net income (loss), as reported                    $      0.28             0.20            (2.57)            0.34
      Cumulative effect of accounting change                     --               --             3.15               --
                                                          --------------  ---------------   --------------  ---------------
      Net income, adjusted                                     0.28             0.20             0.58             0.34
      Goodwill amortization, net of tax                          --             0.06               --             0.11
                                                          --------------  ---------------   --------------  ---------------
      Net income, comparative                           $      0.28             0.26             0.58             0.45
                                                          ==============  ===============   ==============  ===============
      Diluted earnings per share:
      --------------------------
      Net income (loss), as reported                    $      0.27             0.20            (2.54)            0.33
      Cumulative effect of accounting change                     --               --             3.11               --
                                                          --------------  ---------------   --------------  ---------------
      Net income, adjusted                                     0.27             0.20             0.57             0.33
      Goodwill amortization, net of tax                          --             0.06               --             0.11
                                                          --------------  ---------------   --------------  ---------------
      Net income, comparative                           $      0.27             0.26             0.57             0.44
                                                          ==============  ===============   ==============  ===============

4.   Intangible Assets
     The following table provides a detail of the Company's intangible assets and estimated amortization expense for the periods presented.

                                                 As of June 30, 2002              As of December 31, 2001
                                           --------------------------------   --------------------------------
                                                Gross        Accumulated          Gross         Accumulated
                                               Balance       Amortization        Balance       Amortization
                                           ---------------- ---------------   --------------- ----------------
      Trade secrets                      $       1,500             600             1,500              525
      Non-compete agreements                       500             286               500              250
      Other                                        305             244               305              213
                                           ---------------- ---------------   --------------- ----------------
        Total                            $       2,305           1,130             2,305              988
                                           ================ ===============   =============== ================

                                                  Three Months Ended                  Six Months Ended
                                           --------------------------------   --------------------------------
                                               June 30,        June 30,          June 30,         June 30,
                                                2002             2001              2002            2001
                                           ---------------- ---------------   --------------- ----------------
      Aggregate amortization expense    $          71              71               142              142
                                           ================ ===============   =============== ================

     Estimated amortization expense for the year ended:
     --------------------------------------------------
                 12/31/2002            $         282
                 12/31/2003                      252
                 12/31/2004                      221
                 12/31/2005                      186
                 12/31/2006                      150

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

5.   Revolving Credit Facility and Term Loan
     On August 31, 2001, the Company entered into a Revolving Credit and Term Loan Agreement (the "credit facility") with five financial institutions. The initial aggregate principal amount of the credit facility was $55.0 million, including (i) a $37.5 million revolving credit facility, which matures on August 31, 2004, and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million, which commenced December 31, 2001.

     Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus a margin of 2.50 percentage points, which may be reduced to a minimum of 2.00 percentage points as the Company reduces its outstanding indebtedness. As of June 30, 2002 and December 31, 2001, the interest rates on the credit facility were 4.36% and 4.16%, respectively.

     The Company is not required to maintain compensating balances in connection with these credit facilities, but is charged a fee on the unused portion, which ranges from 30 to 40 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) total debt to cash flow available for debt service may not exceed 3:50:1; b) combined net premiums written to combined statutory capital and surplus may not exceed 2.00:1; c) the fixed charge coverage ratio may not be less than 2.00:1 at the end of each quarter through December 31, 2002, and thereafter the fixed charge coverage ratio may not be less than 2:25:1; and d) funded debt to total capital plus funded debt may not exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) group rating from A.M. Best.

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

     The swap agreements in effect as of June 30, 2002 are as follows:

                           Notional                               Receive             Pay
                            Amount          Maturities            Rate (1)            Rate
                         ------------      --------------      ------------       ------------
                        $  37,000           08/31/2004             1.86%              6.45%
                        $  13,125           08/31/2004             1.86%              5.97%


      (1) Based on three-month LIBOR

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

7.   Reconciliation of Basic and Diluted Earnings Per Common Share
     Data with respect to the Company's basic and diluted earnings per common share are shown below.

                                                                  Three Months Ended               Six Months Ended
                                                            ------------------------------  ------------------------------
                                                               June 30,        June 30,        June 30,        June 30,
                                                                 2002           2001             2002           2001
                                                            --------------- --------------  --------------- --------------
      Net income (loss):
      ------------------
      Income before cumulative effect of
         accounting change                                 $     2,609          1,862            5,474          3,156
      Cumulative effect of accounting change                        --             --          (29,578)            --
                                                            --------------- --------------  --------------- --------------
      Net income (loss)                                    $     2,609          1,862          (24,104)         3,156
                                                            =============== ==============  =============== ==============

      Basic weighted average shares outstanding                  9,390          9,401            9,382          9,397
      Common stock equivalents                                     126             57              125             50
                                                            --------------- --------------  --------------- --------------
      Diluted weighted average shares outstanding                9,516          9,458            9,507          9,447
                                                            =============== ==============  =============== ==============
      Basic earnings per share:
      -------------------------
      Income before cumulative effect of
         accounting change                                 $      0.28           0.20             0.58           0.34
      Cumulative effect of accounting change                        --             --            (3.15)            --
                                                            --------------- --------------  --------------- --------------
      Net income (loss)                                    $      0.28           0.20            (2.57)          0.34
                                                           =============== ==============  =============== ==============
      Diluted earnings per share:
      ---------------------------
      Income before cumulative effect of
         accounting change                                 $      0.27           0.20     $       0.57           0.33
      Cumulative effect of accounting change                        --             --            (3.11)            --
                                                            --------------- --------------  --------------- --------------
      Net income (loss)                                    $      0.27           0.20     $      (2.54)          0.33
                                                            =============== ==============  =============== ==============

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

     Through its four insurance subsidiaries, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company provides reciprocal management services, brokerage and administration services for reinsurance programs and brokerage services for the placement of annuities in structured settlements. In addition, the Company provides TPA services through its subsidiary that markets and administers self-insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance. The Company evaluates a segment's performance based on net income and accounts for intersegment sales and transfers as if the sales or transfers were to a third party. All segments are managed separately as each segment's business is different and distinct. Consolidating information by each segment is summarized in the tables below.

                                                   As of           As of
     Identifiable Assets                       June 30, 2002   Dec 31, 2001
     ---------------------------------------   --------------- --------------
        Insurance                            $    785,846         706,290
        Reciprocal management                      39,343          61,468
        Third party administration                  7,670          14,788
        Intersegment eliminations                  (6,311)        (11,724)
                                               --------------- --------------
        Total  assets                        $    826,548         770,822
                                               =============== ==============

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

                                                         Three Months Ended                Six Months Ended
                                                    ------------------------------   ------------------------------
                                                    June 30, 2002   June 30, 2001    June 30, 2002  June 30, 2001
                                                    --------------- --------------   -------------- ---------------
      Total Revenues
      --------------------------------------
         Insurance                                $     54,006         40,671             99,385          79,055
         Reciprocal management                           6,794          6,355             12,420          11,463
         Third party administration                      3,586          3,781              7,051           7,779
         Intersegment eliminations                      (1,634)        (1,433)            (2,681)         (2,672)
                                                    --------------- --------------   -------------- ---------------
         Total revenues                          $     62,752         49,374            116,175          95,625
                                                    =============== ==============   ============== ===============

      Net Income (Loss)
      --------------------------------------
         Insurance                                $      1,581            804              3,807           1,784
         Reciprocal management                           1,068          1,185            (22,554)          1,429
         Third party administration                        (40)          (127)            (5,357)            (57)
                                                    --------------- --------------   -------------- ---------------
         Net income (loss)                        $      2,609          1,862            (24,104)          3,156
                                                    =============== ==============   ============== ===============

9.   Commitments and Contingencies
     The Company's insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as "bad faith" actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured's policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured's policy limit. The Company has evaluated such exposures as of June 30, 2002, and in all such cases, believes its position and defenses are meritorious, and that when all facts and circumstances are considered, including its own insurance coverage against such risks, its potential exposure to material losses from such exposures is immaterial. However, there can be no absolute assurance as to the outcome of such exposures. In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

     The Company may also become involved in legal actions not involving claims under its insurance policies from time to time. The Company's management is not currently aware of any such actions that, in their opinion, will have a material adverse effect on the Company's financial position or results of operations.

     The Company is nearing completion of the examination of its 1998 and 1999 federal income tax returns by the Internal Revenue Service and in connection therewith, established a $1.0 million reserve in the second quarter of 2002 for potential tax contingencies. Management believes that its positions are meritorious on these and other potential issues raised in the examination and that the accrual made is appropriate; however, there can be no assurance that the Company will ultimately prevail on such matters.

10.  Related Party Transactions
     On July 1, 1998, First Professionals Insurance Company, Inc. ("First Professionals") began assuming reinsurance from Physicians' Reciprocal Insurers ("PRI"), a writer of medical malpractice insurance in the state of New York. PRI is managed by it's attorney-in-fact, Administrators for the Physicians, Inc. ("AFP"), which effective January 1, 1999 was acquired by and became a wholly owned subsidiary of the Company. Under one contract, which reinsures PRI for policies with limits of $1.0 million in excess of $1.0 million, First Professionals assumes losses only and pays PRI a ceding commission on the premium assumed. This contract has been renewed annually. Under another

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

     contract, which First Professionals and PRI ceased to renew after December 31, 2000, First Professionals reinsured PRI for losses of $0.25 million in excess of $0.5 million on each claim. During the first six months of 2002 and the years ending December 31, 2001 and 2000, the Company assumed written premiums of approximately $0, $11.3 million and $16.3 million, respectively. The Company earned approximately $4.6 million, $16.9 million and $16.7 million, during the first six months of 2002 and the years ending December 31, 2001 and 2000, respectively, under these contracts. The Company incurred ceding commissions of approximately $1.1 million, $2.5 million and $3.7 million during the first six months of 2002 and the years ending December 31, 2001 and 2000, respectively. The net premium written under these agreements was reduced during the fourth quarter of 2000 due to the accrual of charges for experience adjustments. The accrual represents an estimate of the amount of premium the Company will return in future years. The Company has incurred losses and loss adjustment expenses related to these reinsurance agreements with PRI of approximately $1.8 million, $8.1 million and $12.6 million for the first six months of 2002, and the years ending December 31, 2001 and 2000, respectively. Premiums on these contracts are paid by PRI on a quarterly basis. As of June 30, 2002 and December 31, 2001 and 2000, the amount due from PRI under these contracts was approximately $0.3 million, $2.4 million and $1.1 million, respectively.

     The excess of loss reinsurance treaty and annual agreements between First Professionals and PRI related to losses of $0.25 million in excess of $0.5 million contained clauses under which PRI has the option to commute the agreement. During the first quarter of 2002, the 2000 treaty was commuted. The commutation eliminated all of First Professionals' present and future liabilities under the treaty to $0, while First Professionals returned all but a minimum contract premium to PRI. As a result of this commutation, First Professionals reported approximately $9.3 million of paid losses and loss adjustment expenses with a corresponding reduction in reserves. There was no net income effect from this commutation, due to the prior accrual of charges in the fourth quarter of 2000.

     On July 1, 1998, First Professionals and APAC also entered into a quota share reinsurance agreement whereby these two subsidiaries cede a 25% quota share portion of all business written by them related to anesthesiologists and certain related specialties to APAL. These agreements were entered into in connection with and at the time of the Company's acquisition of APAC. During the first six months of 2002 and the years ending December 31, 2001 and 2000, the Company ceded premiums of approximately $5.1 million, $4.6 million and $3.4 million, respectively and received ceding commissions of approximately $1.1 million, $0.9 million and $0.7 million, respectively.

     In accordance with a management agreement, AFP performs underwriting, administrative and investment functions on PRI's behalf for which it receives compensation. Compensation under the agreement is equal to 13% of PRI's direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI's statutory net income or loss. Accordingly, the Company's revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. In addition PRI, as an MPL insurer, is subject to many of the same types of risks as those of the Company's insurance subsidiaries. Claims administration and management fees earned by AFP based on 13% of PRI's direct written premiums were $9.7 million, $23.0 million and $17.0 million for the first six months of 2002 and the years ending December 31, 2001 and 2000, respectively. The income received by AFP related to PRI's statutory net income was $0, $0.3 million and $1.6 million for the first six months of 2002 and the years ending December 31, 2001 and 2000, respectively. The provisions of New York law addressing the sharing of net income or net loss contain certain ambiguities and interpretation issues. In considering such matters, PRI, AFP and the New York Department of Insurance have entered into discussions regarding the removal from the management agreement of this sharing by AFP of net income or net loss effective in 2002.

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

     The management agreement also provides that AFP is to be reimbursed by PRI for certain expenses paid by AFP on PRI's behalf. The expenses reimbursed by PRI consist principally of the salaries and related payroll and overhead costs of AFP's claims, legal, and risk management course personnel who work on PRI's behalf. These directly reimbursed expenses amounted to $6.2 million, $11.5 million and $10.6 million for the first six months of 2002 and the years ending December 31, 2001 and 2000, respectively, and are not reported in the accompanying consolidated financial statements. The management agreement was reviewed and approved by the New York Insurance Department and is effective January 1, 1999 through December 31, 2008.

11. Subsequent Events
     The Company's largest insurance subsidiary, First Professionals, entered into a finite reinsurance agreement with Hannover Re, effective July 1, 2002, for the primary purpose of adding to its financial capacity to write business in 2002 and 2003 by providing relief from the strain on its statutory surplus that occurs as a result of the significant growth being experienced. By ceding a portion of its risks to Hannover Re, First Professionals is able to reduce its financial leverage and realize immediate reimbursement for its related up-front acquisition costs, thus adding to its financial capacity. The ultimate cost to First Professionals of such reinsurance is reduced by placing a cap on the amount of exposure being assumed by Hannover Re. In addition, First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to Hannover Re, would be retained by First Professionals.

     Under the terms of the Hannover Re agreement, First Professionals will cede approximately $48.5 million of its unearned premiums as of June 30, 2002, and fifty percent of its direct written premiums, net of other reinsurance, during the last six months of 2002 and the first six months of 2003.

12.  New Accounting Pronouncements
     In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of FAS 143 will not have a significant impact on its consolidated financial statements.

     In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 also amends Accounting Research Bulletins No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of FAS 144 will not have a significant impact on its consolidated financial statements.

     In May 2001, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." FAS 145 rescinds FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." FAS 145 also

                           FPIC INSURANCE GROUP, INC.
       Condensed Notes to the Unaudited Consolidated Financial Statements (In Thousands, Except per Common Share Data and Elsewhere as Noted)

     rescinds FAS 44, "Accounting for Intangible Assets of Motor Carriers" and amends FAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company believes the adoption of FAS 145 will not have a significant impact on its consolidated financial statements.

     In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company believes the adoption of FAS 146 will not have a significant impact on its consolidated financial statements.

13.  Reclassification
     Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this management discussion and analysis, the term "Company" refers to FPIC Insurance Group, Inc. and its subsidiaries. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources and other matters should be read in conjunction with the accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2002 and 2001, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002.

Safe Harbor Disclosure
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims, (iv) the uncertainties of the loss reserving process, (v) the actual amount of new and renewal business and market acceptance of expansion plans, (vi) the loss of the services of any of the Company's executive officers,
(vii) changing rates of inflation and other economic conditions, (viii) the ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (x) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for the Company's capital and the risk of undisclosed liabilities, (xi) developments in global financial markets that could affect the Company's investment portfolio and financing plans, (xii) risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally,
(xiii) developments in reinsurance markets that could affect the Company's reinsurance program; and (xiv) changes in the Company's financial ratings resulting from one or more of these uncertainties and other factors.

The words "believe," "anticipate," "foresee," "estimate," "project," "plan," "expect," "intend," "hope," "should," "will," "will likely result" or "will continue" and variations thereof or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

A discussion of the critical accounting policies believed by the Company to affect its more significant judgments and estimates used in preparation of the Company's consolidated financial statements is included in Company's Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002. In some cases, the estimates included in the Company's financial statements for interim periods are determined using abbreviated methods or updates, which are less comprehensive that those used in preparation of its annual financial statements.

The following accounting policy has changed with the Company's adoption of Financial Accounting Standard No. ("FAS") 142, "Goodwill and Other Intangible Assets."

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

Effective January 1, 2002, the Company adopted FAS 142. In accordance with FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

The Company completed the transitional impairment analysis required by FAS 142 during the first quarter 2002 and recorded an impairment charge of $29.6 million, net of an $18.8 million income tax benefit. See Notes 1 and 3 to the unaudited consolidated financial statements, which appear in Part I, Item 1, preceding, for a discussion of the new accounting policy for goodwill and intangible assets. Had the new standard been in effect in 2001, net income and basic and diluted earnings per share for the six months ended June 30, 2001 would have increased $1.1 million and $0.11, respectively, as a result of the elimination of goodwill amortization.

Selected Balance Sheet Items: June 30, 2002 Compared to December 31, 2001 Premiums receivable increased $32.3 million to $105.7 million as of June 30, 2002 from $73.4 million as of December 31, 2001. The increase in premiums receivable is associated with growth in premiums written as a result of price improvements on the Company's core medical professional liability ("MPL") insurance business and growth in the number of MPL policyholders. The substantial growth in premiums written, premiums earned, and related accounts and items in both the consolidated balance sheets and statements of income and cash flow statements are primarily the result of rising prices and hardening market conditions in the Company's core MPL markets in Florida and Missouri.

Due from reinsurers on unpaid losses and advance premiums increased $23.5 million to $103.9 million as of June 30, 2002 from $80.4 million as of December 31, 2001. Ceded unearned premiums increased $13.0 million to $53.8 million as of June 30, 2002 from $40.8 million as of December 31, 2001. The increases in these assets are the result of the increase in the underlying reserves and unearned premiums ceded to other insurance carriers under reinsurance arrangements associated with growth in premiums written and earned on the Company's core MPL insurance business. The Company's newest reinsurance agreement with the Hannover Re group of companies became effective July 1, 2002; and, therefore, is not yet reflected in the accompanying consolidated financial statements for the six months ended June 30, 2002. In addition, the Hannover Re agreement will supplement and not replace any of the Company's existing reinsurance programs.

Deferred income taxes increased $19.3 million to $39.2 million as of June 30, 2002 from $19.9 million as of December 31, 2001. The increase in deferred income taxes is primarily due to the Company's adoption of FAS 142. As a result of the transitional impairment tests required by FAS 142, the Company recognized a one-time, non-cash after-tax charge of $29.6 million and appropriately recorded deferred tax assets for tax-deductible goodwill, in the amount of $18.8 million.

Goodwill decreased $48.4 million to $18.8 million as of June 30, 2002 from $67.2 million as of December 31, 2001. The decrease in goodwill is due to the adoption of FAS 142. As a result of the transitional impairment tests required by FAS 142, the Company reduced the carrying value of goodwill at its reciprocal management and TPA segments. In management's opinion, the transitional impairment charge at the reciprocal management segment primarily reflects certain intangibles and synergies, which are opportunistic in nature, carry a relatively higher degree of uncertainty, and therefore was treated conservatively in the valuation required by FAS 142. The transitional impairment charge at the TPA segment primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the Company's TPA segment.

Federal income tax receivable decreased $5.6 million to a payable of $0.3 million as of June 30, 2002 from a receivable of $5.3 million as of December 31, 2001. The federal income tax payable is primarily attributable to the recognition of tax expense related to current year earnings offset by a federal tax refund related to the overpayment of estimated taxes in 2001. In addition, the Company is nearing completion of the examination of its 1998 and 1999 federal income tax returns by the Internal Revenue Service and in connection therewith, established a $1.0 million reserve in the second quarter of 2002 for potential tax contingencies. Management believes that its positions are meritorious on these and other potential issues raised in the examination and that the accrual made is appropriate; however, there can be no assurance that the Company will ultimately prevail on such matters.

Other assets increased $21.0 million to $34.2 million as of June 30, 2002 from $13.2 million as of December 31, 2001. The increase in other assets is primarily due to the sale of investments for which the proceeds from sale had not been received at June 30, 2002 and a receivable from the broker was recorded. The increase in other assets was partially offset by the receipt of a state tax refund due to the overpayment of estimated taxes in 2001.

The liability for loss and LAE increased $37.7 million to $356.2 million as of June 30, 2002 from $318.5 million as of December 31, 2001. Excluding the effect of the return of loss and LAE reserves of approximately $9.3 million, on business previously assumed under one of the First Professionals' reinsurance contracts with Physicians' Reciprocal Insurers ("PRI"), which was commuted in the first quarter of 2002, the increase in the Company's liability for loss and LAE for the first six months of 2002 was approximately $47.0 million. The increase in the liability for loss and LAE is primarily attributable to increases in premiums earned on the Company's core MPL business and the establishment of reserves for this book of business, taking into consideration expected loss trends and other pertinent considerations.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers historical loss experience, expected loss trends, the Company's loss retention levels and trends in the frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring significant reliance upon estimates. The Company's estimates are revised as additional experience and other data become available and are reviewed periodically or as other significant events occur that may affect reserves. Any such revisions could result in future changes in the estimates of losses or reinsurance recoverables and would be reflected in the Company's results of operations when the change occurs.

For the purposes of setting aside reserves on risks insured during the current period, for which very little experience is present, a forecasted loss ratio is determined that is applied to earned premiums during the period. This forecasted loss ratio is judgmentally determined taking into account the results of the most recent actuarial study performed, current pricing and underwriting, and expected loss and LAE trends and other pertinent considerations. In addition, management monitors and analyzes key loss and LAE indicators and trends throughout the year, including but not limited to paid losses, newly reported claims and incidents, closed claim activity, and other metrics in order to assess the reasonableness of its loss reserve estimates and the forecasted loss and LAE ratio being applied during the current period.

Unearned premiums increased $39.4 million to $186.2 million as of June 30, 2002 from $146.8 million as of December 31, 2001. The increase in unearned premiums is the result of the growth in premiums written at the Company's insurance subsidiaries.

Reinsurance payable decreased $2.6 million to $24.1 million as of June 30, 2002 from $26.7 million as of December 31, 2001. The decrease in reinsurance payable is due to the payment of premiums due under the Company's primary reinsurance agreement. This decrease was partially offset by an increase in premiums written under a fronting arrangement for workers' compensation business.

Premiums paid in advance and unprocessed premiums decreased $1.3 million to $8.6 million as of June 30, 2002 from $9.9 million as of December 31, 2001. The decrease in paid in advance and unprocessed premiums reflects the policy renewal cycle whereby policies are generally renewed with an effective date of January 1 or July 1 of each year, with a majority of the policies being renewed on January 1.

Accrued expenses and other liabilities increased $8.7 million to $40.0 million as of June 30, 2002 from $31.3 million as of December 31, 2001. The increase in accrued expenses and other liabilities is primarily attributable to the receipt of funds by the Company's reciprocal management segment for brokerage services that are payable to other insurance carriers. In addition, the Company recognized commissions payable associated with fronting arrangements with other insurance carriers.

Results of Operations: Three Months and Six Months Ended June 30, 2002 Compared to Three Months and Six Months Ended June 30, 2001

Total revenues for the second quarter 2002 increased 27% to $62.8 million from $49.4 million for the second quarter 2001. Total revenues for the six months ended June 30, 2002 increased 22% to $116.2 million from $95.6 million for the six months ended June 30, 2001. The increase in revenues was primarily the result of price improvements on the Company's core MPL business and growth in the number of policyholders in Florida and Missouri. Net premiums earned on the Company's professional liability business increased 83% to $44.0 million for the three months ended June 30, 2002 from $24.1 million for the three months ended June 30, 2001. Net premiums earned on the Company's professional liability business increased 77% to $80.1 million for the six months ended June 30, 2002 from $45.2 million for the six months ended June 30, 2001. The differences between these increases and the increases in total net premiums earned are attributable to declines in group accident and health ("A&H") and assumed reinsurance premiums earned. The Company also had an increase in revenues earned by the Company's reciprocal management segment primarily as a result of an increase in management fees associated with growth in premiums written at PRI and an increase in brokerage commissions earned by FPIC Intermediaries, Inc.

Total expenses for the second quarter 2002 increased 21% to $57.3 million from $47.5 million for the second quarter 2001. Total expenses for the six months ended June 30, 2002 increased 16% to $106.6 million from $92.1 million for the six months ended June 30, 2001. Net losses and LAE incurred for the three months and six months ended June 30, 2002 increased $8.6 million or 26% and $12.4 million or 20%, respectively when compared with the three months and six months ended June 30, 2001. Net losses and LAE on the Company's professional liability business increased 62% to $39.5 million for the three months ended June 30, 2002 from $24.4 million for the three months ended June 30, 2001. Net losses and LAE on the Company's professional liability business increased 56% to $71.9 million for the six months ended June 30, 2002 from $46.0 million for the six months ended June 30, 2001. The differences between these increases and the increases in total net losses and LAE are attributable to declines in A&H and assumed reinsurance losses and LAE. The increase in net losses and LAE incurred reflects growth in business, taking into consideration expected loss trends. Other underwriting expenses also contributed to the increase in total expenses, primarily as a result of an increase in expenses related to the growth in insurance business. These increases were partially offset by the decline in other expenses due to the Company's adoption of FAS No. 142. In accordance with FAS 142, the Company ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002. The adoption of FAS 142 eliminated amortization expense of approximately $1.1 million after-tax for the six months ended June 30, 2002.

The Company reported net income of $2.6 million, or $0.27 per diluted share, for the second quarter of 2002, an increase of $0.7 million or $0.07 per diluted share, when compared with net income of $1.9 million, or $0.20 per diluted share for the second quarter 2001. The Company incurred a net loss of $24.1 million, or $2.54 per diluted share, for the six months ended June 30, 2002 compared with net income of $3.2 million, or $0.33 per diluted share for the first half of 2001. During the first quarter 2002, the adoption of FAS 142 resulted in a one-time, non-cash charge that reduced the carrying value of the Company's goodwill by $48.4 million. The goodwill impairments resulting from the adoption of FAS 142 were associated entirely with goodwill at the Company's non-insurance segments. Income before cumulative effect of accounting change was $5.5 million, or $0.58 per diluted share for the six months ended June 30, 2002, an increase of $2.3 million, or $0.25 per diluted share, when compared with net income of $3.2 million, or $0.33 per diluted share for the first half of 2001.

The following segment disclosures contain additional discussion of fluctuations in income statement line items.

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

Unaudited financial data for the Company's insurance segment for the three months and six months ended June 30, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                          Three Months Ended                            Six Months Ended
                                               ------------------------------------------    ---------------------------------------
                                                  June 30,    Percentage      June 30,          June 30,     Percentage   June 30,
                                                   2002         Change         2001               2002         Change       2001
                                               ------------------------------------------    ---------------------------------------
Direct and assumed premiums written            $  90,426          93%      $  46,942         $  179,684         76%       $ 102,115
                                               ==============              ==============    ===============              ==========
Net premiums written                           $  57,164          95%      $  29,318         $  113,359         74%       $  65,216
                                               ==============              ==============    ===============              ==========

Net premiums earned                            $  47,560          37%      $  34,802         $   86,902         31%       $  66,319
Net investment income                              5,754           0%          5,726             10,597        -14%          12,263
Commission income                                      4         -50%              8                  7        -65%              20
Net realized investment (losses) gains              (324)        -14%           (285)               144        138%            (380)
Finance charges and other income                     225          20%            187                422         15%             367
Intersegment revenues                                787         238%            233              1,313        182%             466
                                               --------------              --------------    ---------------              ----------
    Total revenues                                54,006          33%         40,671             99,385         26%          79,055
                                               --------------              --------------    ---------------              ----------

Net losses and LAE                                41,358          26%         32,732             75,183         20%          62,741
Other underwriting expense                         6,780          36%          4,985             13,471         36%           9,909
Interest expense                                   1,254           6%          1,186              2,470          6%           2,339
Other expenses                                        71         -71%            245                142        -71%             491
Intersegment expenses                                847         -29%          1,201              1,318        -40%           2,206
                                               --------------              --------------    ---------------              ----------
    Total expenses                                50,310          25%         40,349             92,584         19%          77,686
                                               --------------              --------------    ---------------              ----------
Income from operations before taxes and
    cumulative effect of accounting change         3,696        1048%            322              6,801        397%           1,369

    Less: Income taxes                             2,115         539%           (482)             2,994        821%            (415)

                                               --------------              --------------    ---------------              ----------
Income before cumulative effect of accounting
    change                                         1,581          97%            804              3,807        113%           1,784
                                               --------------              --------------    ---------------              ----------
    Less: Cumulative effect of accounting
       change                                         --           0%             --                 --          0%              --

                                               --------------              --------------    ---------------              ----------
       Net income                              $   1,581          97%      $     804         $    3,807        113%       $   1,784
                                               ==============              ==============    ===============              ==========

Direct and assumed premiums written increased 93% to $90.4 million for the three months ended June 30, 2002 from $46.9 million for the three months ended June 30, 2001. Direct and assumed premiums written increased 76% to $179.7 million for the six months ended June 30, 2002 from $102.1 million for the six months ended June 30, 2001. Direct and assumed premiums written have increased primarily as a result of an increase in direct premiums written on the Company's core MPL business. The increase in direct premiums written is due to the effects of rate increases realized by the Company's insurance subsidiaries and growth in the number of policyholders. First Professionals implemented rate increases in January and December 2001; APAC implemented rate increases in July 2001 and 2002; and Intermed implemented rate increases in November 2001 and July 2002. In addition, the Company experienced growth in direct premiums written under fronting arrangements for workers' compensation business. The growth in direct premiums written was partially offset by a decline of $6.7 million in direct and assumed premiums written under group A&H programs for the six months ended June 30, 2002, which were discontinued in 2001.

Net premiums written increased 95% to $57.2 million for the three months ended June 30, 2002 from $29.3 million for the three months ended June 30, 2001. Net premiums written increased 74% to $113.4 million for the six months ended June 30, 2002 from $65.2 million for the six months ended June 30, 2001. The increase in net premiums written is due to growth in direct premiums written associated with rate increases at the Company's insurance subsidiaries and an increase in the number of policyholders, as noted above. The growth in direct professional liability premiums written was offset by a decline in group A&H and assumed professional liability premiums written.

Net premiums earned increased 37% to $47.6 million for the three months ended June 30, 2002 from $34.8 million for the three months ended June 30, 2001. Net premiums earned increased 31% to $86.9 million for the six months ended June 30, 2002 from $66.3 million for the six months ended June 30, 2001. The increase in net premiums earned is due to rate increases implemented by the Company's insurance subsidiaries and growth in the number of policyholders. Net premiums earned on the Company's professional liability business increased 83% to $44.0 million for the three months ended June 30, 2002 from $24.1 million for the three months ended June 30, 2001. Net premiums earned on the Company's professional liability business increased 77% to $80.1 million for the six months ended June 30, 2002 from $45.2 million for the six months ended June 30, 2001. The differences between these increases and the increases in total net premiums earned are attributable to declines in group A&H and assumed reinsurance premiums earned. In addition, the increase in net premiums earned is less than the increase in premiums written for the same period primarily due to the inherent lag between written and earned premiums. Direct premiums written include premiums written under fronting agreements for which a relatively small portion of business is retained and therefore, only a small portion of premium is ultimately earned.

The Company's largest insurance subsidiary, First Professionals, entered into a finite reinsurance agreement with Hannover Re, effective July 1, 2002, for the primary purpose of adding to its financial capacity to write business in 2002 and 2003 by providing relief from the strain on its statutory surplus that occurs as a result of the significant growth being experienced. By ceding a portion of its risks to Hannover Re, First Professionals is able to reduce its financial leverage and realize immediate reimbursement for its related up-front acquisition costs, thus adding to its financial capacity. The ultimate cost to First Professionals of such reinsurance is reduced by placing a cap on the amount of exposure being assumed by Hannover Re. In addition, First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to Hannover Re, would be retained by First Professionals.

Under the terms of the Hannover Re agreement, First Professionals will cede approximately $48.5 million of its unearned premiums as of June 30, 2002, and fifty percent of its direct written premiums, net of other reinsurance, during the last six months of 2002 and the first six months of 2003. As a result, net premiums written for the remainder of 2002 are expected to correspondingly decline from the trends established during the first half of the year and to be lower than those reported in 2001. Net premiums earned are also expected to be lower during the second half of 2002 than the trend established during the first and second quarters; however, net premiums earned for the full year 2002 are still expected to equal or exceed those reported in 2001.

On August 2, 2002, Gerling Global Reinsurance Corporation of America ("Gerling"), one of the Company's current reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). The rating action by A.M. Best follows an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Gerling has participated in the Company's excess of loss reinsurance programs in 2000, 2001 and 2002 at 15%, 20% and 20%, respectively. Gerling has also provided facultative reinsurance coverage for non-standard risks. It is presently expected that Gerling will fully meet its obligations to the Company. Management also anticipates that it will be able to successfully replace Gerling's participation at the next reinsurance renewal date, January 1, 2003. As of June 30, 2002, the aggregate amount of reinsurance recoverables from Gerling was $11.1 million.

Net investment income was relatively flat for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Net investment income decreased 14% to $10.6 million for the six months ended June 30, 2002 from $12.3 million for the six months ended June 30, 2001. The decline in net investment income for the first six months of 2002 is primarily due to lower prevailing interest rates and reduced yields on fixed income investments, beginning in the second half of 2001. The Company also held more funds in invested cash during the first six months of 2002 as compared to 2001 in anticipation of possible improvements in fixed income rates in the near term.

The Company incurred net realized losses on holdings and sales of WorldCom bonds during the second quarter 2002 of approximately $1.9 million. These losses were offset by realized investment gains during the second quarter 2002 of approximately $1.6 million. Net realized investment losses for the second quarter 2002 were $0.3 million, while the Company reported net realized investment gains for the first six months of 2002 of approximately $0.1 million.

Net losses and LAE increased 26% to $41.4 million for the three months ended June 30, 2002 from $32.7 million for the three months ended June 30, 2001. Net losses and LAE increased 20% to $75.2 million for the six months ended June 30, 2002 from $62.7 million for the six months ended June 30, 2001. The increase in net losses and LAE is consistent with the growth in business, taking into consideration expected loss trends and other pertinent considerations. Net losses and LAE on the Company's professional liability business increased 62% to $39.5 million for the three months ended June 30, 2002 from $24.4 million for the three months ended June 30, 2001. Net losses and LAE on the Company's professional liability business increased 56% to $71.9 million for the six months ended June 30, 2002 from $46.0 million for the six months ended June 30, 2001. The differences between these increases and the increases in total net losses and LAE are attributable to declines in group A&H and assumed reinsurance losses and LAE. The Company's loss ratios for the three months ended June 30, 2002 and 2001 were 87% and 94%, respectively. The Company's loss ratios for the six months ended June 30, 2002 and 2001 were 87% and 95%, respectively. A loss ratio is defined as the ratio of loss and LAE incurred to net premiums earned. The 8% decrease in the reported loss ratio for the six months ended June 30, 2002 is due to the Company's exit from its former group A&H business (3%), loss expense reduction and productivity (2%), changes in the mix of assumed reinsurance (1%), and expected improvements in underwriting results associated with improvements in pricing (2%).

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers historical loss experience, expected loss trends, the Company's loss retention levels and trends in the frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring significant reliance upon estimates. The Company's estimates are revised as additional experience and other data become available and are reviewed periodically or as other significant events occur that may affect reserves. Any such revisions could result in future changes in the estimates of losses or reinsurance recoverables and would be reflected in the Company's results of operations when the change occurs.

For the purposes of setting aside reserves on risks insured during the current period, for which very little experience is present, a forecasted loss ratio is determined that is applied to earned premiums during the period. This forecasted loss ratio is judgmentally determined taking into account the results of the most recent actuarial study performed, current pricing and underwriting, and expected loss and LAE trends and other pertinent considerations. In addition, management monitors and analyzes key loss and LAE indicators and trends throughout the year, including but not limited to paid losses, newly reported claims and incidents, closed claim activity, and other metrics in order to assess the reasonableness of its loss reserve estimates and the forecasted loss and LAE ratio being applied during the current period.

Net paid losses and LAE on professional liability claims were $29.0 million for the second quarter 2002, up 36%, from $21.3 million for the second quarter of 2001. Net paid professional liability losses and LAE were $49.0 million for the first six months of 2002, up 6%, from $46.4 million for the first half of 2001. The settlement of three unusually large claims, two of which were related to one incident, accounted for $3.0 million of the second quarter settlements. An amount equal to 75% of these claims will be applied to the annual aggregate deductible or otherwise recovered under the Company's reinsurance programs.

Newly reported professional liability claims and incidents were 861 and 1,643 for the second quarter and first six months of 2002, respectively, up significantly from the comparable numbers reported, 442 and 944, for the second quarter and first half of 2001, respectively. If trended against growth in average earned exposures, newly reported claims and incidents for the first six months of 2002 were about 18% to 22% higher than historic norms. The Company has analyzed this trend and determined that a significant portion of this increase, or approximately 140 claims and incidents, are accounted for in three of the larger counties in Florida, where higher claims and incidents are expected. Approximately 95 of these claims and incidents represent claims filed under corporate endorsements issued in connection with individual policies. The remainder of the increase, or about 50 claims and incidents, reflects growth in out-of-state business. Closed claims metrics, including the number of claims with indemnity payments, claims closed without indemnity payments and the relationship between these metrics appear to be on track with expectations for the second quarter and the first six months of 2002.

Based on the analysis performed through the first six months of 2002, the Company believes its liability for loss and LAE continues to be adequate, and while the Company is not overly concerned by the increases in newly reported claims and incidents at this point, it will continue to closely follow this trend and others. Furthermore, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Any such differences, either positive or negative, could have a material effect on the Company's results of operations and financial position.

Other underwriting expenses increased 36% to $6.8 million for the three months ended June 30, 2002 from $5.0 million for the three months ended June 30, 2001. Other underwriting expenses increased 36% to $13.5 million for the six months ended June 30, 2002 from $9.9 million for the six months ended June 30, 2001. The increase in other underwriting expenses is primarily attributable to additional acquisition and operating expenses associated with the growth in insurance business. In addition, First Professionals, the Company's largest insurance subsidiary, performed a study in 2001 of expenses incurred in the administration of claims and based on the results of this study decreased the amount of expenses allocated to LAE in 2002.

Other expenses decreased 71% to $0.07 million for the three months ended June 30, 2002 from $0.2 million for the three months ended June 30, 2001. Other expenses decreased 71% to $0.1 million for the six months ended June 30, 2002 from $0.5 million for the six months ended June 30, 2001. The decline in other expenses is due to the Company's adoption of FAS 142. In accordance with FAS 142, the Company ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

Income tax expense increased to $2.1 million for the three months ended June 30, 2002 from an income tax benefit of $0.5 million for the three months ended June 30, 2001. Income tax expense increased to $3.0 million for the six months ended June 30, 2002 from an income tax benefit of $0.4 million for the six months ended June 30, 2001. In late 2001, the Company hired external investment managers and began repositioning portions of its investments in tax-exempt municipal securities to investments in taxable securities. The increase in income tax expense is partially associated with an increase in investment income from taxable securities. In addition, the Company is nearing completion of the examination of its 1998 and 1999 federal income tax returns by the Internal Revenue Service and in connection therewith, established a $1.0 million reserve in the second quarter of 2002 for potential tax contingencies, which accounted for the remainder of the increase in income tax expense. Management believes that its positions are meritorious on these and other potential issues raised in the examination and that the accrual made is appropriate; however, there can be no assurance that the Company will ultimately prevail on such matters.

Reciprocal Management Segment
The Company's reciprocal management segment is made up of Administrators for the Professions, Inc. ("AFP"), the Company's New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries, Inc. ("Intermediaries") and Group Data Corporation ("Group Data"). AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance. Group Data acts as a broker in the placement of annuities for structured settlements. The segment also includes the business of Professional Medical Administrators, LLC ("PMA"), a 70% owned subsidiary of the Company. PMA provides brokerage and administration services for professional liability insurance programs. Unaudited financial data for the Company's reciprocal management segment for the three months and six months ended June 30, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                 Three Months Ended                               Six Months Ended
                                     -------------------------------------------  ------------------------------------------------
                                        June 30,     Percentage     June 30,          June 30,      Percentage        June 30,
                                          2002         Change        2001               2002          Change            2001
                                     -------------------------------------------  ------------------------------------------------
Claims administration and
    management fees                  $    5,143          12%      $   4,605          $   9,743          14%        $    8,577
Net investment income                        45         -63%            121                 85         -54%               183
Commission income                           782          20%            650              1,263          71%               740
Other income                                 21          11%             19                 41         -86%               291
Intersegment revenues                       803         -16%            960              1,288         -23%             1,672
                                     ---------------              --------------     --------------                ---------------
    Total revenues                        6,794           7%          6,355             12,420           8%            11,463
                                     ---------------              --------------     --------------                ---------------

Claims administration and
    management expenses                   4,592          16%          3,948              8,659           9%             7,938
Other expenses                               35         -94%            543                 35         -97%             1,086
Intersegment expenses                       426         284%            111                798         259%               222
                                     ---------------              --------------     --------------                ---------------
    Total expenses                        5,053          10%          4,602              9,492           3%             9,246
                                     ---------------              --------------     --------------                ---------------

Income from operations before
    taxes and cumulative effect
    of accounting change                  1,741          -1%          1,753              2,928          32%             2,217

    Less: Income taxes                      673          18%            568              1,119          42%               788

                                     ---------------              --------------     --------------                ---------------
Income before cumulative
    effect of accounting change           1,068         -10%          1,185              1,809          27%             1,429
                                     ---------------              --------------     --------------                ---------------

    Less: Cumulative effect
      of accounting change                   --           0%             --             24,363         100%                --

                                     ---------------              --------------     --------------                ---------------
      Net income (loss)              $    1,068         -10%      $   1,185          $ (22,554)      -1678%       $     1,429
                                     ===============              ==============     ==============                ===============


Claims administration and management fees increased 12% to $5.1 million for the three months ended June 30, 2002 from $4.6 million for the three months ended June 30, 2001. Claims administration and management fees increased 14% to $9.7 million for the six months ended June 30, 2002 from $8.6 million for the six months ended June 30, 2001. The claims administration and management fees earned by AFP are comprised entirely of management fees from PRI and the increase is due to the growth in premiums written by PRI. In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI's direct premiums written, with an adjustment for expected return premiums. As such, the Company's revenues and results of operations are financially sensitive to the revenues and financial condition of PRI. In addition, PRI, as an MPL insurer, is subject to many of the same types of risks as those of the Company's insurance subsidiaries.

Commission income increased 20% to $0.8 million for the three months ended June 30, 2002 from $0.7 million for the three months ended June 30, 2001. Commission income increased 71% to $1.3 million for the six months ended June 30, 2002 from $0.7 million for the six months ended June 30, 2001. The increase in commission income is due to an increase in brokerage commission earned by Intermediaries for the placement of reinsurance.

Other income for the three months ended June 30, 2002 was relatively flat when compared to the three months ended June 30, 2001. Other income decreased 86% to $0.04 million for the six months ended June 30, 2002 from $0.3 million for the six months ended June 30, 2001. Under the management agreement between AFP and PRI, AFP receives, in addition to management fees, an amount equal to 10% of PRI's statutory net income or is responsible for 10% of PRI's statutory net loss. The provisions of New York law addressing the sharing of net income or net loss contain certain ambiguities and interpretation issues. In considering such matters, PRI, AFP and the New York Department of Insurance have entered into discussions regarding the removal from the management agreement of this sharing by AFP of net income or net loss effective in 2002.

Claims administration and management expenses increased 16% to $4.6 million for the three months ended June 30, 2002 from $3.9 million for the three months ended June 30, 2001. Claims administration and management expenses increased 9% to $8.7 million for the six months ended June 30, 2002 from $7.9 million for the six months ended June 30, 2001. The increase in claims administration and management expenses is due to an increase in operating expenses incurred to manage the growth in business at PRI.

Other expenses decreased 94% to $0.04 million for the three months ended June 30, 2002 from $0.5 million for the three months ended June 30, 2001. Other expenses decreased 97% to $0.04 for the six months ended June 30, 2002 from $1.1 million for the six months ended June 30, 2001. The decline in other expenses is due to the effects of the Company's adoption of FAS 142. In accordance with FAS 142, the Company, including the reciprocal management segment, ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

In connection with its adoption of FAS 142, the reciprocal management segment recorded a transitional impairment charge of $24.4 million, after-tax. In management's opinion, the non-cash transitional impairment charge, which represents the cumulative effect of the accounting change, primarily reflects certain intangibles and synergies, which are opportunistic in nature, carry a higher degree of uncertainty, and therefore were treated conservatively in the valuation required by FAS 142.

Third Party Administration Segment
The Company's third party administration ("TPA") segment is made up of Employers Mutual, Inc. ("EMI"). Unaudited financial data for the Company's TPA segment for the three months and six months ended June 30, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                Three Months Ended                               Six Months Ended
                                    ---------------------------------------------   ---------------------------------------------
                                       June 30,      Percentage       June 30,         June 30,     Percentage        June 30,
                                         2002          Change           2001            2002          Change           2001
                                    ---------------------------------------------   ---------------------------------------------
Claims administration and
    management fees                 $    3,148            3%        $   3,071        $   6,178           -2%       $     6,317
Net investment income                       14          -67%               42               19          -83%               109
Commission income                          376          -11%              421              766           -5%               804
Other income                                 4          -43%                7                8          -47%                15
Intersegment revenues                       44          -82%              240               80          -85%               534
                                    ---------------                 -------------   --------------                 --------------
    Total revenues                       3,586           -5%            3,781            7,051           -9%             7,779
                                    ---------------                 -------------   --------------                 --------------

Claims administration and
    management expenses                  3,255          -12%            3,697            6,598           -9%             7,272
Other expenses                              --         -100%              163               --         -100%               344
Intersegment expenses                      361          198%              121              565          132%               244
                                    ---------------                 -------------   --------------                 --------------
    Total expenses                       3,616           -9%            3,981            7,163           -9%             7,860
                                    ---------------                 -------------   --------------                 --------------

Loss from operations before
    taxes and  cumulative effect
    of accounting change                   (30)          85%             (200)            (112)         -38%               (81)

    Less: Income taxes                      10          114%              (73)              30          225%               (24)

                                    ---------------                 -------------   --------------                 --------------
Loss before cumulative
    effect of accounting change            (40)          69%             (127)            (142)        -149%               (57)
                                    ---------------                 -------------   --------------                 --------------

    Less: Cumulative effect of
       accounting change                    --            0%               --            5,215          100%                --

                                    ---------------                 -------------   --------------                 --------------
       Net loss                     $      (40)          69%        $    (127)       $  (5,357)       -9298%     $         (57)
                                    ===============                 =============   ==============                 ==============


Claims administration and management fees were $3.1 million for the three months ended June 30, 2002, which was relatively level with the comparable amount reported for the three months ended June 30, 2001. Claims administration and management fees decreased 2% to $6.2 million for the six months ended June 30, 2002 from $6.3 million for the six months ended June 30, 2001. The Company's results of operations for the period ended June 30, 2001 include the Company's Albuquerque division, which was disposed of in December 2001. Excluding the effect of the Albuquerque TPA division, claims administration and management fees increased $0.8 million or 35% and $1.2 million or 24% for the three months and six months ended June 30, 2002, respectively, when compared with the three months and six months ended June 30, 2001. The increase in claims administration and management fees reflects growth in new business.

Claims administration and management expenses decreased 12% to $3.3 million for the three months ended June 30, 2002 from $3.7 million for the three months ended June 30, 2001. Claims administration and management expenses decreased 9% to $6.6 million for the six months ended June 30, 2002 from $7.3 million for the six months ended June 30, 2001. The decline in claims administration and management expenses is due to the disposition of the Company's Albuquerque division. Excluding the effect of the Albuquerque TPA division, claims administration and management expenses increased $0.3 million or 10% and $0.9 million or 16% for the three months and six months ended June 30, 2002, respectively, when compared with the three months and six months ended June 30, 2001. The increase in claims administration and management expenses is due to additional expenses incurred as the result of new business.

Other expenses decreased to $0 for the three months and six months ended June 30, 2002 from $0.2 million for the three months ended June 30, 2001 and $0.3 million for the six months ended June 30, 2001. The decline in other expenses is due to the Company's adoption of FAS 142. In accordance with FAS 142, the Company, including the TPA segment, ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

In connection with the adoption of FAS 142, the TPA segment recorded a transitional impairment charge of $5.2 million, after-tax. In management's opinion, the non-cash transitional impairment charge, which represents the cumulative effect of the accounting change, primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the TPA segment.

Stock Repurchase Plans
Under the Company's stock repurchase programs, shares may be repurchased at such times, and in such amounts, as management deems appropriate, and subject to the requirements of its credit facility under which the Company may repurchase shares up to an amount not to exceed 50% of net income of the immediately preceding year. A decision whether or not to make additional repurchases is based upon an analysis of the best use of the Company's capital. The Company did not repurchase any shares during the quarter ended June 30, 2002. Since the commencement of these repurchase programs, the Company has repurchased 875,000 of its shares at a cost of approximately $16.2 million. A total of 365,500 shares remain available to be repurchased under the programs.

Liquidity and Capital Resources
The payment of losses, LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during the second quarter and first six months of 2002 to meet these needs. As reported in the consolidated statement of cash flows, the Company generated positive net cash from operating activities of $22.6 million for the six months ended June 30, 2002. In addition, at June 30, 2002, the Company held investments with a fair value of approximately $14.6 million scheduled to mature during the next twelve months. Management believes cash flows from operating activities, combined with scheduled maturities of investments, will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause unexpected changes in liquidity and capital resources available to the Company. For example, inflation, changes in medical procedures, increased use of managed care, and adverse legislative changes, among others, could cause increases in the dollar amounts paid for losses and LAE. Other potential risks to liquidity and capital resources include, but are not limited to, the same types of uncertainties and factors disclosed by the Company in the first paragraph of its Safe Harbor Disclosure. Many, if not most of these types of uncertainties, could have a corresponding and materially negative affect on the Company's liquidity and capital resources, as well as its financial condition and results of operations. In order to compensate for such risk, the Company: (i) maintains what management considers to be adequate reinsurance; (ii) monitors its reserve positions and regularly performs actuarial reviews of loss and LAE reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

As of June 30, 2002, the Company had borrowed $50.1 million under a credit facility with five banks. The credit facility is comprised of (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a $13.1 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million. Amounts outstanding under the credit facilities bear interest at a variable rate, primarily based upon LIBOR plus an initial margin of 2.50 percentage points, which may be reduced to a minimum of 2.00 percentage points as the Company reduces its outstanding indebtedness.

The Company is not required to maintain compensating balances in connection with these credit facilities but is charged a fee on the unused portion, which ranges from 30 to 40 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) total debt to cash flow available for debt service may not exceed 3:50:1; b) combined net premiums written to combined statutory capital and surplus may not exceed 2.00:1; c) the fixed charge coverage ratio may not be less than 2.00:1 at the end of each quarter through December 31, 2002, and thereafter the fixed charge coverage ratio may not be less than 2:25:1; and d) funded debt to total capital plus funded debt may not exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) group rating from A.M. Best.

Dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. In 2002, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $10.7 million without prior regulatory approval.

Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of FAS 143 will not have a significant impact on its consolidated financial statements.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 also amends Accounting Research Bulletins No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of FAS 144 will not have a significant impact on its consolidated financial statements.

In May 2001, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." FAS 145 rescinds FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." FAS 145 also rescinds FAS 44, "Accounting for Intangible Assets of Motor Carriers" and amends FAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company believes the adoption of FAS 145 will not have a significant impact on its consolidated financial statements.

In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring)." The Company believes the adoption of FAS 146 will not have a significant impact on its consolidated financial statements.

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

         The Company's Annual Meeting of Shareholders (the "Meeting") was held on June 5, 2002. At the Meeting, the following items were passed by the vote shown.

           I.  Directors Elected at the Meeting:                     For              Against          Withheld
                                                                -------------      -------------      -----------
                    Gaston J. Acosta-Rua, M.D.                    7,125,940               --            69,953
                    Kenneth M. Kirschner, Esq.                    7,123,160               --            72,733
                    Joan D. Ruffier                               7,124,764               --            71,129
                    Guy T Selander, M.D.                          7,103,725               --            92,168
                    David M. Shapiro, M.D.                        7,123,488               --            72,405
                    James G. White, M.D.                          7,122,761               --            73,132
                    Gene C. Witherspoon                           7,129,601               --            66,292

               Incumbent Directors continuing after the Meeting:
                    John K. Anderson                       James W. Bridges, D.D.S.           Louis C. Murray, M.D.
                    Richard J. Bagby, M.D.                 John R. Byers
                    Robert O. Baratta, M.D.                M.C. Harden, III

           II. Approval of Amendments to                             For            Against           Withheld
                                                                -------------    -------------       -----------
               Director Stock Option Plan                         4,736,701        2,393,161            66,031

           III. Approval of Amendments to                            For            Against           Withheld
                                                                -------------    -------------       -----------
               Omnibus Incentive Plan                             4,556,749        2,568,833            70,311

Item 5.  Other Information -
         In accordance with the requirements of the Federal Securities Laws, the Company recognizes blackout periods during which directors, officers and certain employees with an awareness of material, nonpublic information are prohibited from transacting in the Company's stock. The Company will maintain a blackout period for such persons until 48 hours after the filing of this Form 10-Q with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits and reports are included herewith:
         --------------------------------------------------------
         o Exhibit 3.2 -- Amended and Restated Bylaws of FPIC Insurance Group, Inc. dated July 20, 2002.
         o Exhibit 10(d) -- Omnibus Incentive Plan, as amended, incorporated by reference to the Company's definitive proxy statement filed on April 30, 2002.

         o Exhibit 10(e) -- Director Stock Option Plan, as amended, incorporated by reference to the Company's definitive proxy statement filed on April 30, 2002.
         o Exhibit 10(ll) -- First Professionals Insurance Company, Inc. Net Account Quota Share Reinsurance Agreement dated August 1, 2002, incorporated by reference to the Company's Form 8-K filed on August 7, 2002.
         o Exhibit 10(mm) -- Form of employment agreement dated January 1, 1999 between the Administrators for the Professions, Inc. and Anthony Bonomo, as amended.
         o   Exhibit 99.1-- Certification of John R. Byers pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         o   Exhibit 99.2-- Certification of Kim D. Thorpe pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         On April 17, 2002, the Company filed a Form 8-K notifying the Securities and Exchange Commission that the Company received notification from A.M. Best Company ("Best") that Best affirmed its A- (Excellent) group rating. The rating applies to the Company's four insurance subsidiaries, First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company, Intermed Insurance Company and Interlex Insurance Company.

         On August 7, 2002, the Company filed a Form 8-K notifying the Securities and Exchange that the Company had entered into a finite reinsurance agreement with Hannover Reinsurance (Ireland) Limited and E+S Reinsurance (Ireland) Ltd., two Hannover Re group companies, whereby the Company's largest insurance subsidiary, First Professionals will cede approximately $48.5 million of its 2002 unearned premiums as of June 30, 2002, effective July 1, 2002, and fifty percent of its direct written premiums, net of other reinsurance, during the last six months of 2002 and the first six months of 2003.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FPIC Insurance Group, Inc.

                                            /s/ Kim D. Thorpe
                                       -----------------------------------------
August 13, 2002                        Kim D. Thorpe, Executive Vice President
                                       and Chief Financial Officer (a duly
                                       authorized officer and the principal
                                       financial officer of the registrant)