Form 10-Q
period 2002-09-30
FPIC INSURANCE GROUP INC
filed 2002-11-13
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to
         ___________.


Commission file number        1-11983
                       ---------------------

                           FPIC Insurance Group, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                  59-3359111
--------------------------------------      ------------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)


     225 Water Street, Suite 1400, Jacksonville, Florida          32202
  ---------------------------------------------------------  -----------------
           (Address of principal executive offices)             (Zip Code)

                                 (904) 354-2482
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of November 6, 2002, there were 9,390,795 shares of the registrant's common stock outstanding.

                           FPIC Insurance Group, Inc.
                     Index to Quarterly Report on Form 10-Q




Part I     Financial Information                                            Page
--------------------------------------------------------------------------------

Item 1. Condensed Consolidated Financial Statements of FPIC Insurance Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Financial Position........... 3
           Condensed Consolidated Statements of Income (Loss) and
                Comprehensive Income (Loss).................................. 4
           Condensed Consolidated Statements of Changes in Shareholders'
                Equity....................................................... 5
           Condensed Consolidated Statements of Cash Flows................... 6
           Notes to the Condensed Consolidated Financial Statements.......... 7
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................17
Item 3.    Quantitative and Qualitative Disclosures About Market Risk........32
Item 4.    Disclosure Controls and Procedures................................32


Part II    Other Information                                                Page
--------------------------------------------------------------------------------

Item 1.    Legal Proceedings.................................................33
Item 2.    Changes in Securities and Use of Proceeds.........................33
Item 3.    Defaults Upon Senior Securities...................................33
Item 4.    Submission of Matters to a Vote of Security Holders...............33
Item 5.    Other Information.................................................33
Item 6.    Exhibits and Reports on Form 8-K..................................33

Signatures ..................................................................34

Certification of John R. Byers pursuant to 19 U.S.C. Section 1350 as adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...............35

Certification of Kim D. Thorpe pursuant to 19 U.S.C. Section 1350 as adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...............36

                   FPIC Insurance Group, Inc. and Subsidiaries
             Condensed Consolidated Statements of Financial Position
                 As of September 30, 2002 and December 31, 2001
                    (In Thousands, Except Common Share Data)


                                                                                        (unaudited)
                                                                                          Sept 30,        Dec 31,
                                                                                            2002           2001
                                                                                        --------------  ------------
    Assets
       Cash and cash equivalents                                                     $     76,418         75,220
       Bonds and U.S. Government securities, available for sale                           407,417        348,949
       Equity securities, available for sale                                                    5              8
       Other invested assets, at equity                                                     2,391          2,572
       Other invested assets, at cost                                                      10,650         10,962
       Real estate                                                                          4,379          4,255
                                                                                        --------------  ------------
               Total cash and investments                                                 501,260        441,966

       Premiums receivable, net                                                           107,092         73,362
       Accrued investment income                                                            6,740          4,605
       Reinsurance recoverable on paid losses                                               6,139          7,305
       Due from reinsurers on unpaid losses and advance premiums                          143,308         80,410
       Ceded unearned premiums                                                             95,098         40,794
       Property and equipment, net                                                          4,420          4,727
       Deferred policy acquisition costs                                                    4,756          9,001
       Deferred income taxes                                                               37,004         19,944
       Prepaid expenses                                                                       932          1,664
       Goodwill                                                                            18,870         67,232
       Intangible assets                                                                    1,105          1,317
       Federal income tax receivable                                                          829          5,273
       Other assets                                                                        18,772         13,222
                                                                                        --------------  ------------
                     Total assets                                                    $    946,325        770,822
                                                                                        ==============  ============

    Liabilities and Shareholders' Equity
       Loss and loss adjustment expenses                                             $    403,130        318,483
       Unearned premiums                                                                  190,687        146,761
       Reinsurance payable                                                                 77,584         26,689
       Paid in advance and unprocessed premiums                                             4,992          9,942
       Revolving credit facility                                                           37,000         37,000
       Term loan                                                                           11,667         16,042
       Deferred credit                                                                      9,064         10,007
       Deferred ceding commission                                                           5,632             --
       Accrued expenses and other liabilities                                              48,788         31,324
                                                                                        --------------  ------------
               Total liabilities                                                          788,544        596,248
                                                                                        --------------  ------------

       Commitments and contingencies (note 10)

       Common stock, $.10 par value, 50,000,000 shares authorized;
          9,390,795 and 9,337,755 shares issued and outstanding at
          September 30, 2002 and December 31, 2001, respectively                              939            934
       Additional paid-in capital                                                          38,270         37,837
       Accumulated other comprehensive income (loss)                                        2,432            (26)
       Retained earnings                                                                  116,140        135,829
                                                                                        --------------  ------------
               Total shareholders' equity                                                 157,781        174,574
                                                                                        --------------  ------------
                     Total liabilities and shareholders' equity                      $    946,325        770,822
                                                                                        ==============  ============

See accompanying notes to the condensed consolidated financial statements.

                   FPIC Insurance Group, Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Loss) and
                          Comprehensive Income (Loss)
                  (In Thousands, Except Common Share Data)

                                                                                               (unaudited)
                                                                  ------------------------------------------------------------------
                                                                     Three months ended Sept 30,         Nine months ended Sept 30,
                                                                        2002             2001               2002             2001
                                                                  ----------------------------------  ----------------- ------------
   Revenues
      Net premiums earned                                       $       30,435           29,686            117,337           96,005
      Claims administration and management fees                          9,640            9,690             25,561           24,584
      Net investment income                                              5,241            5,817             15,942           18,473
      Commission income                                                  2,391            2,230              4,427            3,794
      Net realized investment gains                                      1,969              673              2,113              293
      Finance charges and other income                                     284              207                770              879
                                                                  ----------------------------------  ----------------- ------------
           Total revenues                                       $       49,960           48,303            166,150          144,028
                                                                  ----------------------------------  ----------------- ------------

   Expenses
      Net losses and loss adjustment expenses                   $       30,549           27,301            105,733           90,042
      Other underwriting expenses                                        2,286            6,825             15,772           16,833
      Claims administration and management expenses                      7,927            8,559             23,184           23,770
      Interest expense                                                   1,387              983              3,857            3,321
      Other expenses                                                       226              992                403            2,913
                                                                  ----------------------------------  ----------------- ------------
           Total expenses                                       $       42,375           44,660            148,949          136,879
                                                                  ----------------------------------  ----------------- ------------

      Income from operations before taxes and cumulative
         effect of accounting change                            $        7,585            3,643             17,201            7,149

           Less:  Income taxes                                           3,170              544              7,312              894
                                                                  ----------------------------------  ----------------- ------------

      Income before cumulative effect of accounting
         change                                                 $        4,415            3,099              9,889            6,255

           Less:  Cumulative effect of accounting change
               (net of an $18,784 income tax benefit) (note 3)              --               --             29,578               --
                                                                  ----------------------------------  ----------------- ------------

      Net income (loss)                                         $        4,415            3,099            (19,689)           6,255
                                                                  ==================================  ================= ============

   Basic earnings (loss) per common share                       $         0.47             0.33              (2.10)            0.67
                                                                  ==================================  ================= ============

   Diluted earnings (loss) per common share                     $         0.47             0.33              (2.08)            0.66
                                                                  ==================================  ================= ============

   Basic weighted average common shares outstanding                      9,391            9,405              9,385            9,400
                                                                  ==================================  ================= ============

   Diluted weighted average common shares outstanding                    9,404            9,521              9,476            9,473
                                                                  ==================================  ================= ============

   Comprehensive Income (Loss)
      Net income (loss)                                         $        4,415            3,099            (19,689)           6,255
                                                                  ----------------------------------  ----------------- ------------
      Other comprehensive income:
         Cumulative effect of accounting change                             --               --                 --              124
         Unrealized holding gains on debt and
           equity securities                                             3,274            5,934              4,335            9,182
         Unrealized holding losses on derivative
           financial instruments                                          (656)          (2,094)              (720)          (3,393)
         Income tax expense related to unrealized
           gains and losses                                               (982)          (1,674)            (1,357)          (2,329)
                                                                  ----------------------------------  ----------------- ------------
              Other comprehensive income                        $        1,636            2,166              2,258            3,584
                                                                  ----------------------------------  ----------------- ------------

      Comprehensive income (loss)                               $        6,051            5,265            (17,431)           9,839
                                                                  ==================================  ================= ============

See accompanying notes to the condensed consolidated financial statements.

                   FPIC Insurance Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                  For the Nine Months Ended September 30, 2002
                      and the Year Ended December 31, 2001
                                 (In Thousands)

                                                                             Accumulated
                                                   Additional                   Other
                                          Common    Paid-in     Unearned    Comprehensive   Retained
                                           Stock    Capital   Compensation  Income (Loss)   Earnings     Total
                                         -------- ----------- ------------- -------------- ---------- ----------
Balances at December 31, 2000            $ 938      37,827         (105)        968         132,899     172,527
                                         -------- ----------- ------------- -------------- ---------- ----------
   Net income                               --          --           --          --           2,930       2,930
   Cumulative effect of accounting
    change                                  --          --           --         124              --         124
   Compensation earned on options           --          --          105          --              --         105
   Unrealized gain on debt and
    equity securities, net                  --          --           --         778              --         778
   Unrealized loss on derivative
    financial instruments, net              --          --           --      (1,896)             --      (1,896)
   Repurchase of shares, net                (4)         10           --          --              --           6
                                         -------- ----------- ------------- -------------- ---------- ----------
Balances at December 31, 2001            $ 934      37,837           --         (26)        135,829     174,574
                                         -------- ----------- ------------- -------------- ---------- ----------
   Net loss                                 --          --           --          --         (19,689)    (19,689)
   Unrealized gain on debt and
    equity securities, net                  --          --           --       2,700              --       2,700
   Unrealized loss on derivative
    financial instruments, net              --          --           --        (442)             --        (442)
   Amortization of unrealized loss on
    derivative financial instruments        --          --           --         200              --         200
   Issuance of shares                        5         433           --          --              --         438
                                         -------- ----------- ------------- -------------- ---------- ----------
Balances at September 30, 2002
   (unaudited)                           $ 939      38,270           --       2,432         116,140     157,781
                                         ======== =========== ============= ============== ========== ==========


See accompanying notes to the condensed consolidated financial statements.

                   FPIC Insurance Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                 (unaudited)
                                                                                     -------------------------------------
                                                                                          Nine months ended Sept 30,
                                                                                           2002               2001
                                                                                     -----------------  ------------------
   Cash flows from operating activities:
      Net (loss) income                                                          $        (19,689)              6,255
      Adjustments to reconcile net (loss) income to cash provided by operating activities:
         Cumulative effect of accounting change                                            29,578                  --
         Depreciation, amortization and accretion                                           8,720              11,930
         Realized gain on investments                                                      (2,113)               (293)
         Realized loss on sale of property and equipment                                       12                   8
         Noncash compensation                                                                  --                  95
         Net loss from equity investments                                                     180                 516
         Deferred income tax benefit                                                          367                 110
         Changes in assets and liabilities:
            Premiums receivable, net                                                      (33,730)            (24,223)
            Accrued investment income, net                                                 (2,135)                190
            Reinsurance recoverable on paid losses                                          1,166               1,567
            Due from reinsurers on unpaid losses and advance premiums                     (62,898)            (13,203)
            Ceded unearned premiums                                                       (54,304)            (24,967)
            Deferred policy acquisition costs                                              (4,596)             (9,798)
            Prepaid expenses                                                                  732                (146)
            Federal income tax  receivable                                                  4,444               2,738
            Other assets                                                                   (1,225)              1,909
            Loss and loss adjustment expenses                                              84,647              17,680
            Unearned premiums                                                              43,926              37,371
            Reinsurance payable                                                            50,895              13,444
            Paid in advance and unprocessed premiums                                       (4,950)             (2,915)
            Deferred ceding commission                                                      8,446                  --
            Accrued expenses and other liabilities                                          4,572               5,267
                                                                                     -----------------  ------------------
               Net cash provided by operating activities                         $         52,045              23,535
                                                                                     -----------------  ------------------

   Cash flows from investing activities:
      Proceeds from sale or maturity of bonds and U.S. Government securities              180,457             119,865
      Purchase of bonds and U.S. Government securities                                   (226,069)            (62,986)
      Proceeds from the sale of equity securities                                              --                 565
      Purchase of equity securities                                                            --                 (53)
      Proceeds from sale of other invested assets                                             366                  51
      Purchase of other invested assets                                                       (54)                 --
      Purchase of real estate investments                                                    (336)               (112)
      Purchase of property and equipment                                                   (1,274)             (1,020)
      Proceeds from the sale of property and equipment                                         --                   4
                                                                                     -----------------  ------------------
               Net cash (used in) provided by investing activities               $        (46,910)             56,314
                                                                                     -----------------  ------------------

   Cash flows from financing activities:
      Receipt of revolving credit facility and term loan                                       --              54,500
      Payment on revolving credit facility and term loan                                   (4,375)            (67,219)
      Repurchase of common stock                                                               --                (233)
      Issuance of common stock                                                                438                 215
                                                                                     -----------------  ------------------
               Net cash used in financing activities                             $         (3,937)            (12,737)
                                                                                     -----------------  ------------------

   Net increase in cash and cash equivalents                                                1,198              67,112
   Cash and cash equivalents at beginning of period                                        75,220              18,967
                                                                                     -----------------  ------------------
   Cash and cash equivalents at end of period                                    $         76,418              86,079
                                                                                     =================  ==================

   Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Interest                                                                $          3,447               4,567
                                                                                     =================  ==================
         Federal income taxes                                                    $          3,250                 540
                                                                                     =================  ==================
   Supplemental disclosure of noncash investing activities:
      Due to broker on unsettled investment trades, net                          $          7,848                  --
                                                                                     =================  ==================

See accompanying notes to the condensed consolidated financial statements.

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)

1.   Organization and Basis of Presentation
     The accompanying condensed, consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. and all majority owned and controlled subsidiaries (the "Company"). All significant transactions between the parent and consolidated subsidiaries have been eliminated. Reference is made to the Company's most recently filed Form 10-K, which includes information necessary for understanding the Company's businesses and financial statement presentations. In particular, the Company's significant accounting policies are presented in Note 2 to the consolidated financial statements included in that report.

     The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair presentation of results for interim periods. Certain prior period data have been reclassified to conform to the current period presentation. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. For example, the timing and magnitude of claim losses incurred by the Company's insurance subsidiaries due to the estimation process inherent in determining the liability for loss and loss adjustment expenses ("LAE") can be relatively more significant to results of interim periods than to results for a full year. In addition, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings as can the mix of taxable and non-taxable investment income.

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

2.   Investments
     Data with respect to bonds, U.S. Government and equity securities, available for sale, are shown below.

                                                                                                                   Amortized cost
                                                                                                                   of investments
                                    Proceeds                                                                        in bonds, US
                                    from sales         Gross         Gross                                           Government
                                       and            realized      realized                                         and equity
     Nine Months Ended              maturities          gains        losses                                          securities
     ---------------------------   -------------    -------------  ------------                                   ------------------
     September 30, 2002             $  180,457          5,662        3,549         As of September 30, 2002        $     400,260
     September 30, 2001             $  120,430          2,029        1,680         As of December 31, 2001         $     346,131

     Realized investment gains and losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by generally accepted accounting principles ("GAAP"), when investments are marked-to-market with the corresponding gain or loss included in earnings.

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)

3.   Goodwill
     The Company adopted FAS 142 effective January 1, 2002. In connection with the adoption of FAS 142, the Company discontinued the amortization of goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

                                                                 Reciprocal          Third Party
                                                 Insurance       Management        Administration        Total
                                               --------------  ----------------  --------------------  -----------
     Balance as of December 31, 2001         $    10,833            49,140              7,259            67,232
     Impairment charge                                --           (41,103)            (7,259)          (48,362)
                                               --------------  ----------------  --------------------  -----------
     Balance as of September 30, 2002        $    10,833             8,037                 --            18,870
                                               ==============  ================  ====================  ===========

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

     o Under the asset approach, the value of a reporting unit is the difference in the fair value of total assets and the fair value of total liabilities. The fair value of each asset and liability may in turn be estimated using an income approach, market approach or cost approach.

     Based on the results of the impairment tests, goodwill was not deemed to be impaired at the insurance segment, since the fair value of the reporting unit exceeded its carrying value. Therefore, the second step of the goodwill impairment test was not performed. However, the carrying values of the reciprocal management and TPA segments exceeded their respective fair values, indicating a potential impairment of goodwill. Under step 2 of the test, the implied fair values of the reciprocal management and TPA goodwill were compared to their carrying values to measure the amount of impairment loss. As a result, a non-cash transitional impairment charge of $29.6 million (net of an income tax benefit of $18.8 million) was recognized and recorded as a cumulative effect of accounting change in the accompanying September 30, 2002 consolidated statements of income.

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

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)

     The following table provides comparative disclosures of net income excluding the cumulative effect of accounting change and goodwill amortization, net of taxes, for the periods presented.

                                                          Three Months Ended           Nine Months Ended
                                                       -------------------------   --------------------------
                                                        Sept 30,      Sept 30,       Sept 30,      Sept 30,
                                                          2002          2001          2002          2001
                                                       -----------   -----------   ------------  ------------
     Net income (loss):
     Net income (loss), as reported                   $  4,415         3,099        (19,689)        6,255
     Cumulative effect of accounting change                 --            --         29,578            --
                                                       -----------   -----------   ------------  ------------
     Net income, adjusted                                4,415         3,099          9,889         6,255
     Goodwill amortization, net of tax                      --           539             --         1,618
                                                       -----------   -----------   ------------  ------------
     Net income, comparative                          $  4,415         3,638          9,889         7,873
                                                       ===========   ===========   ============  ============
     Basic earnings (loss) per common share:
     Net income (loss), as reported                   $   0.47          0.33          (2.10)         0.67
     Cumulative effect of accounting change                 --            --           3.15            --
                                                       -----------   -----------   ------------  ------------
     Net income, adjusted                                 0.47          0.33           1.05          0.67
     Goodwill amortization, net of tax                      --          0.06             --          0.17
                                                       -----------   -----------   ------------  ------------
     Net income, comparative                          $   0.47          0.39           1.05          0.84
                                                       ===========   ===========   ============  ============

     Diluted earnings (loss) per common share:
     Net income (loss), as reported                   $   0.47          0.33          (2.08)         0.66
     Cumulative effect of accounting change                 --            --           3.12            --
                                                       -----------   -----------   ------------  ------------
     Net income, adjusted                                 0.47          0.33           1.04          0.66
     Goodwill amortization, net of tax                      --          0.06             --          0.17
                                                       -----------   -----------   ------------  ------------
     Net income, comparative                          $   0.47          0.39           1.04          0.83
                                                       ===========   ===========   ============  ============

4.   Intangible Assets
     The following table provides a detail of the Company's intangible assets and estimated amortization expense for the periods presented.

                                                  As of September 30, 2002         As of December 31, 2001
                                                ------------------------------  ------------------------------
                                                    Gross        Accumulated        Gross        Accumulated
                                                   Balance       Amortization      Balance      Amortization
                                                -------------- ------------------------------------------------
     Trade secrets                            $     1,500             637            1,500            525
     Non-compete agreements                           500             304              500            250
     Other                                            305             259              305            213
                                                -------------- ---------------  ------------------------------
         Total                                $     2,305           1,200            2,305            988
                                                ============== ===============  ==============================

                                                      Three Months Ended              Nine Months Ended
                                                ------------------------------  ------------------------------
                                                   Sept 30,       Sept 30,         Sept 30,       Sept 30,
                                                    2002            2001             2002           2001
                                                -------------- ---------------  ------------------------------
     Aggregate amortization expense           $        70              70              212            212
                                                ============== ===============  ==============================

     For the year ended December 31,                2002            2003             2004           2005            2006
                                                -------------- ---------------  ------------------------------ ---------------
     Estimated amortization expense           $       282             252              221            186             150

5.   Reinsurance
     Effective July 1, 2002, the Company's largest insurance subsidiary, First Professionals Insurance Company, Inc. ("First Professionals"), entered into a finite reinsurance agreement with two insurance companies of the Hannover Re group ("Hannover Re"). The agreement, which calls for First Professionals to cede quota share portions of its 2002 and 2003 written premiums, contains adjustable features, including a loss corridor, sliding scale ceding commissions, and a cap on the amount of

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)


     losses that may be ceded to the reinsurer. The effect of these features is to limit the reinsurers' aggregate exposure to loss and thereby reduce the ultimate cost to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals. While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. In addition to ceding a significant portion of its risks to Hannover Re, the agreement also allows First Professionals to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity.

     The following table illustrates the pro forma effects of the agreement on selected consolidated financial information of the Company's insurance subsidiaries.

                                                                                                        Proforma Amounts
                                                                                                      Excluding the Effects
                                                                                                       of the Reinsurance
                                                                                                            Agreement
                                                                                                    --------------------------
                                                                            Nine Months Ended           Nine Months Ended
                                                                                09/30/2002                 09/30/2002
                                                                         -------------------------  --------------------------
     Net Premiums Written                                                   $     106,912                $    174,479
     Net Premiums Earned                                                    $     117,337                $    139,847
     Loss and LAE Incurred                                                  $     105,733                $    123,966
     Income from Operations Before Tax                                      $      10,598                $      9,356
     Statutory Surplus                                                      $     119,048                $    113,719
     Ratio of Net Premiums Written to Statutory Surplus                             0.9:1                       1.5:1

     First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to the reinsurers, would be retained by First Professionals. The decision of whether to commute the agreement and the timing of any such commutation will depend on the performance of the underlying business, the need for the agreement based on the Company's capital position and other relevant considerations.

6.   Revolving Credit Facility and Term Loan
     On August 31, 2001, the Company entered into a Revolving Credit and Term Loan Agreement (the "credit facility") with five financial institutions. The initial aggregate principal amount of the credit facility was $55.0 million, including (i) a $37.5 million revolving credit facility, which matures on August 31, 2004, and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million each, which commenced December 31, 2001.

     Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus a margin of 2.50 percentage points, which may be reduced to a minimum of 2.00 percentage points as the Company reduces its outstanding indebtedness. As of September 30, 2002 and December 31, 2001, the interest rates on the credit facility were 4.30% and 4.16%, respectively. In connection with the Company's credit facility, the Company also entered into two interest rate swap agreements (the "swap agreements"). See Note 7 for additional discussion of the Company's swap agreements.

     The Company is not required to maintain compensating balances in connection with the credit facility, but is charged a fee on the unused portion, which ranges from 30 to 40 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) total debt to cash flow available for debt service may not exceed 3.50:1; b) combined net premiums written to combined statutory capital and surplus may not

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)

     exceed 2.00:1; c) the fixed charge coverage ratio may not be less than 2.00:1 at the end of each quarter through December 31, 2002, and thereafter the fixed charge coverage ratio may not be less than 2.25:1; and d) funded debt to total capital plus funded debt may not exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) group rating from A.M. Best Company ("Best").

     On October 23, 2002, Best announced its decision to change the Company's group rating from A- (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. As a result of the rating change, the Company is in non-compliance with the credit facility. As a result of such non-compliance, the Company requested and received from its lenders an agreement of forbearance dated October 24, 2002 (the "Forbearance"), under which the lenders have agreed not to take any action with regard to this covenant violation for a 30-day period, until November 23, 2002, to allow adequate time for the Company and its lenders to agree on and finalize appropriate revisions to the credit facility.

     As of the date of this filing, the Company and its lenders have not completed negotiations on revisions to the credit facility to cure the potential event of default. In the event the Company and its lenders are unable to complete revisions to the credit facility within the 30-day forbearance period, which ends on or before November 23, 2002 (and assuming the Company is unable to secure additional forbearance), the lenders would be entitled under the terms of the credit facility to declare an event of default and demand immediate repayment of the outstanding loans under the credit facility.

     In the event repayment of its loans is accelerated, the Company would not have sufficient liquidity solely from immediate available operating funds and would be required to secure replacement financing, raise additional capital, restructure its operations and sell assets, or a combination of these, in order to raise the funds necessary to repay its loans. Any such circumstances would likely have a material detrimental impact on the Company's results of operations and financial condition. While there can be no absolute assurance of the successful completion of such revisions, based upon the status of the negotiations between the parties to date, the Company believes that suitable revisions will be completed within the 30-day forbearance period, on or before November 23, 2002, and that declaration by the lenders of an event of default is unlikely. The Company does expect certain changes to the terms of its loan agreement. Upon completion of its negotiations, management will publish the new terms.

     In accordance with the terms of the Forbearance, the Company has pledged cash collateral of $2 million to the lenders and has agreed to set aside an additional $1 million in cash collateral to be pledged to the lenders no later than January 31, 2003. In addition, the Company has paid forbearance fees to the lenders in the aggregate amount of $0.2 million.

7.   Derivative Financial Instruments
     The Company uses its swap agreements to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of its floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these swap agreements is offset by the opposite impact on the related debt. Amounts paid or received under the swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue. The swap agreements are only entered into with creditworthy counterparties.

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)

     The swap agreements in effect as of September 30, 2002 are as follows:

        Notional Amount   Maturities    Receive Rate (1)   Pay Rate
        ---------------------------------------------------------------
     $      37,000        08/31/2004         1.80%          6.45%
     $      11,667        08/31/2004         1.80%          5.97%

                 (1) Based on three-month LIBOR

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

     Through its four insurance subsidiaries, the Company specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. The Company provides reciprocal management services, brokerage and administration services for reinsurance programs and brokerage services for the placement of annuities in structured settlements through its reciprocal management subsidiaries. In addition, the Company provides TPA services through its subsidiary that markets and administers self-insured plans for both large and small employers, including group accident and health insurance, workers' compensation and general liability and property insurance. The Company evaluates a segment's performance based on net income and accounts for intersegment sales and transfers as if the sales or transfers were to a third party. All segments are managed separately as each segment's business is different and distinct. Consolidating information by each segment is summarized in the tables below.

                                                        As of             As of
     Identifiable Assets:                           Sept 30, 2002     Dec 31, 2001
                                                    --------------   ----------------
        Insurance                                  $   910,288            706,290
        Reciprocal management                           35,769             61,468
        Third party administration                       6,712             14,788
        Intersegment eliminations                       (6,444)           (11,724)
                                                     --------------   ----------------
        Total  assets                              $   946,325            770,822
                                                     ==============   ================

                                                            Three Months Ended                 Nine Months Ended
                                                     ---------------------------------   -------------------------------
                                                     Sept 30, 2002     Sept 30, 2001      Sept 30, 2002    Sept 30, 2001
                                                     --------------   ----------------   ---------------------------------
     Total Revenues:
        Insurance                                  $    38,546             36,429          137,946          115,484
        Reciprocal management                            9,432              8,475           21,852           19,938
        Third party administration                       4,157              4,440           11,208           12,220
        Intersegment eliminations                       (2,175)            (1,041)          (4,856)          (3,614)
                                                     --------------   ----------------   --------------   --------------
        Total  revenues                            $    49,960             48,303          166,150          144,028
                                                     ==============   ================   ==============   ==============

     Net Income (Loss):
        Insurance                                  $     1,373              1,093            5,180            2,878
        Reciprocal management                            2,635              1,602          (19,920)           3,031
        Third party administration                         407                404           (4,949)             346
                                                     --------------   ----------------   --------------   --------------
        Net  income (loss)                         $     4,415              3,099          (19,689)           6,255
                                                     ==============   ================   ==============   ==============

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)


9.   Reconciliation of Basic and Diluted Earnings Per Common Share
     Data with respect to the Company's basic and diluted earnings per common share are shown below.

                                                                             Three Months Ended            Nine Months Ended
                                                                          -------------------------   ----------------------------
                                                                            Sept 30,     Sept 30,        Sept 30,      Sept 30,
                                                                              2002        2001            2002           2001
                                                                          -------------------------   -------------- -------------
     Net income (loss):
     Income before cumulative effect of accounting change              $     4,415       3,099            9,889         6,255
     Cumulative effect of accounting change                                     --          --          (29,578)           --
                                                                          -------------------------   -------------- -------------
     Net income (loss)                                                 $     4,415       3,099          (19,689)        6,255
                                                                          =========================   ============== =============

     Basic earnings (loss) per common share:
     Income before cumulative effect of accounting change              $      0.47        0.33             1.05          0.67
     Cumulative effect of accounting change                                     --          --            (3.15)           --
                                                                          -------------------------   -------------- -------------
     Net income (loss)                                                 $      0.47        0.33            (2.10)         0.67
                                                                          =========================   ============== =============

     Diluted earnings (loss) per common share:
     Income before cumulative effect of accounting change              $      0.47        0.33             1.04          0.66
     Cumulative effect of accounting change                                     --          --            (3.12)           --
                                                                          -------------------------   -------------- -------------
     Net income (loss)                                                 $      0.47        0.33            (2.08)         0.66
                                                                          =========================   ============== =============

     Basic weighted average shares outstanding                               9,391       9,405            9,385         9,400
     Common stock equivalents                                                   13         116               91            73
                                                                          -------------------------   -------------- -------------
     Diluted weighted average shares outstanding                             9,404       9,521            9,476         9,473
                                                                          =========================   ============== =============

10.  Commitments and Contingencies
     The Company's insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as "bad faith" actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured's policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured's policy limit. The Company has evaluated such exposures as of September 30, 2002, and believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. The Company currently maintains insurance for such occurrences, which serves to limit exposure to such claims. However, in one such case, arising in 1993, no such coverage is available and an estimate of possible loss currently cannot be made. In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

     The Company may also become involved in legal actions not involving claims under its insurance policies from time to time. The Company has evaluated such exposures as of September 30, 2002, and in all cases, believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

     The Company is nearing completion of the examination of its 1998 and 1999 federal income tax returns by the Internal Revenue Service and in connection therewith, established a $1.0 million reserve in the second quarter of 2002 for potential tax contingencies. Management believes that its positions are meritorious on these and other potential issues raised in the examination and that the

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)

     accrual made is appropriate; however, there can be no assurance that the Company will ultimately prevail on such matters.

11.  Related Party Transactions
     On July 1, 1998, First Professionals began assuming reinsurance from Physicians' Reciprocal Insurers ("PRI"), a writer of medical professional liability ("MPL") insurance in the state of New York. PRI is managed by it's attorney-in-fact, Administrators For The Professions, ("AFP"), which effective January 1, 1999 was acquired by and became a wholly owned subsidiary of the Company. Under one contract, which reinsures PRI for policies with limits of $1.0 million in excess of $1.0 million, First Professionals assumes losses only and pays PRI a ceding commission on the premium assumed. This contract has been renewed annually. Effective April 1, 2002, the contract was changed to reinsure PRI for policies with limits of $1.0 million in excess of $1.3 million. Under another contract, which First Professionals and PRI ceased to renew for periods subsequent to December 31, 2000, First Professionals reinsured PRI for losses of $0.25 million in excess of $0.5 million on each claim. During the first nine months of 2002 and 2001, the Company assumed written premiums of approximately $9.6 million and $10.6 million, respectively, under these contracts. The Company earned approximately $7.1 million and $13.5 million, during the first nine months of 2002 and 2001, respectively, under these contracts. The Company incurred commissions payable to PRI of approximately $1.8 million and $1.6 million during the first nine months of 2002 and 2001, respectively, under these contracts. The Company has incurred losses and LAE related to these contracts of approximately $2.6 million and $7.1 million for the first nine months of 2002 and 2001, respectively. Premiums on these contracts are paid by PRI on a quarterly basis. As of September 30, 2002 and December 31, 2001, the amount due from PRI under these contracts was approximately $5.8 million and $2.4 million, respectively.

     The excess of loss reinsurance treaty between First Professionals and PRI related to losses of $0.25 million in excess of $0.5 million and the reinsurance treaty in which First Professionals reinsures PRI for policies with limits of $1.0 million in excess of $1.3 million both contain clauses under which PRI has the option to commute each such agreement. During the first quarter of 2002, the 2000 treaty relating to losses of $0.25 million in excess of $0.5 million was commuted. The commutation eliminated all of First Professionals' present and future liabilities under the treaty in exchange for the return by First Professionals of all but the minimum contract premium to PRI. As a result of this commutation, First Professionals reported approximately $9.3 million of paid losses and LAE with a corresponding reduction in reserves. There was no net income effect from this commutation, due to the prior accrual of such charges.

     Effective January 1, 2000, First Professionals entered into a 100% quota share reinsurance agreement with PRI to assume PRI's death, disability and retirement risks under its claims-made insurance policies in exchange for cash and investments in the amount of $47.0 million. During 2000, a GAAP valuation of the underlying liability was completed and a deferred credit in the amount of $13.2 million was recognized in the statement of financial position. The deferred credit, which is being amortized into income over 20 years, represents the difference between the GAAP valuation of the liability and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e. mortality, morbidity, retirement, interest and inflation rate assumptions). In connection with the agreement, First Professionals recognized a 5% ceding commission expense, which is being deferred and amortized as premiums are earned under the agreement.

     In accordance with a management agreement, AFP performs underwriting, administrative and investment functions on PRI's behalf for which it receives compensation. Compensation under the agreement as originally in effect was equal to 13% of PRI's direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI's statutory net income or loss.

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)

     In addition, the management agreement provides that AFP is to be reimbursed by PRI for certain expenses paid by AFP on PRI's behalf, namely salaries and related payroll costs of personnel in AFP's claims, legal and risk management departments. Such directly reimbursed expenses are not reported in the accompanying condensed, consolidated financial statements.

     During the third quarter, the agreement was amended by AFP and PRI to remove the sharing by AFP of 10% of the net income or net loss of PRI, effective January 1, 2002. With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. AFP has also agreed to pay 6% annual interest on amounts already earned and collected under the original agreement for the remaining open periods. AFP has earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001. In addition, AFP will be reimbursed for 50% of the costs of the risk management department it maintains for PRI insureds, for which it is not already reimbursed. The management agreement and amendments were reviewed and approved by the New York State Insurance Department.

     The Company's revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. In addition PRI, as an MPL insurer, is subject to many of the same types of risks as those of the Company's insurance subsidiaries. Claims administration and management fees earned by AFP based on 13% of PRI's direct written premiums were $16.3 million and $15.1 million for the nine months ended September 30, 2002 and 2001, respectively. The income received by AFP related to PRI's statutory net income was $0 and $0.3 million for the nine months ended September 30, 2002 and 2001, respectively. Directly reimbursed expenses amounted to $10.3 million, and $8.2 million for the first nine months of 2002 and 2001, respectively.

     In addition, the Company has entered into guarantees on behalf of PRI related to two of its former ceded reinsurance contracts with unaffiliated carriers whereby such contracts have been commuted. Under the terms of these commutations, PRI was required to obtain such guarantees as further assurance to the reinsurer of their respective complete release from liability.

     Effective July 1, 2000, the Company entered into an agreement with PRI whereby the Company, through its 70% owned subsidiary, Professional Medical Administrators, LLC. ("PMA"), manages an MPL insurance program in Pennsylvania established primarily for the benefit of PRI whereby business is written on First Professionals' policy forms and ceded to PRI under a 90% quota share reinsurance agreement. The Company receives a ceding commission equal to 27% of premiums written under the program, in return for its services to PRI, which include underwriting, claims management and other administrative aspects of this program. PMA also pays all commissions and brokerage for the placement of business under the program. Effective January 1, 2002, the terms of this agreement were amended to cede 100% of the premiums written to PRI. The amendment has been filed and is pending approval by the New York State Insurance Department. During the nine months ended September 30, 2002 and 2001, premiums written and ceding commissions under this program were as follows:

                                               Nine Months Ended
                                         Sept 30, 2002    Sept 30, 2001
                                       --------------------------------
     Direct Premiums written           $     10,565           11,185
     Ceded premiums written            $    (10,480)         (10,004)
     Ceding commissions                $      2,284            1,429

                   FPIC Insurance Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements - Unaudited
                    (In Thousands, Except Common Share Data)


     On July 1, 1998, First Professionals and Anesthesiologists Professional Assurance Company ("APAC") entered into a quota share reinsurance agreement whereby these two subsidiaries cede a 25% quota share portion of all business written by them related to anesthesiologists and certain related specialties to American Professional Assurance Ltd, of which the Company is a 9.9% shareholder. These agreements were entered into in connection with and at the time of the Company's acquisition of APAC. During the first nine months of 2002 and 2001, the Company ceded premiums of approximately $7.1 million and $3.8 million, respectively, and received ceding commissions of approximately $1.4 million and $0.8 million, respectively.

12.  Subsequent Events
     On October 23, 2002, Best announced its decision to change the Company's group rating from A- (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. Based on Best's published rating guidelines, a rating of B++ (Very Good) is a "Secure" rating assigned to companies that have, on balance, very good balance sheet strength, operating performance and business profile, when compared to standards established by Best. As a result of the rating change, the Company is in non-compliance with its credit facility. As a result of such non-compliance, the Company requested and received from its lenders a forbearance agreement dated October 24, 2002 under which the lenders have agreed not to take any action with regard to this non-compliance for a 30-day period, until November 23, 2002, to allow adequate time for the Company and its lenders to agree and finalize appropriate revisions to the credit facility. Further discussion regarding the status of such negotiations appears in Note 6.

13.  New Accounting Pronouncements
     In June 2002, the Financial Accounting Standards Board ("FASB") issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The Company believes the adoption of FAS 146 will not have a significant impact on its consolidated financial statements.

     In October 2002, the FASB issued FAS 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." FAS 147 requires acquisitions of financial institutions, except for transactions between two or more mutual enterprises, be accounted for in accordance with FAS 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 147, effective October 1, 2002, amends FAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The Company believes the adoption of FAS 147 will not have a significant impact on its consolidated financial statements.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For purposes of this management discussion and analysis, the term "Company" refers to FPIC Insurance Group, Inc. and subsidiaries. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources and other matters should be read in conjunction with the accompanying condensed, consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002.

Safe Harbor Disclosure
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

   (i) Uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting the Company's current operations);
  (ii) The occurrence of insured or reinsured events with a frequency or severity exceeding the Company's estimates;
 (iii) Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;
  (iv) Developments in global financial markets that could affect the Company's investment portfolio and financing plans;
   (v) Developments in reinsurance markets that could affect the Company's reinsurance program;
  (vi) The impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for the Company's capital and the risk of undisclosed liabilities;
 (vii) Risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit;
(viii) The competitive environment in which the Company operates, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;
  (ix) The actual amount of new and renewal business and market acceptance of expansion plans;
   (x)   The impact of surplus constraints on growth;
  (xi) Rates, including rates on excess policies, being subject to or mandated by regulatory approval;
 (xii)   The loss of the services of any of the Company's executive officers;
(xiii)   Changing rates of inflation and other economic conditions;
 (xiv)   The uncertainties of the loss reserving process;
  (xv)   The ability to collect reinsurance recoverables; and
 (xvi) Changes in the Company's financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on agents' ability to place insurance business on behalf of the Company.

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

A discussion of the critical accounting policies believed by the Company to affect its more significant judgments and estimates used in preparation of the Company's consolidated financial statements is included in the Company's Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002. In some cases, the estimates included in the Company's financial statements for interim periods are determined using abbreviated methods, which are less comprehensive than those used in preparation of its annual financial statements.

Revenue Recognition.
Management fees of the reciprocal management segment, determined as a percentage of Physicians' Reciprocal Insurers ("PRI") premiums, are recognized as billed and earned under the contract, which generally corresponds with the reported premiums written of PRI. Such management fees are estimated, billed and earned for quarterly reporting purposes based upon semi-annual estimates of the reported premiums written of PRI rather than actual written premiums for a quarter, which may vary significantly from quarter to quarter, in order that such management fees are recognized ratably over the period in relation to the services provided by the reciprocal management segment to PRI.

Loss and Loss Adjustment Expenses.
For the purposes of setting aside reserves on risks insured during the current year, including interim periods, for which very little experience is present, a forecasted loss ratio is determined that is applied to earned premiums during the period. This forecasted loss ratio is judgmentally determined taking into account the results of the most recent actuarial study performed, current pricing and underwriting, and expected loss and LAE trends and other pertinent considerations. In addition, management monitors and analyzes key loss and LAE indicators and trends throughout the year, including but not limited to paid losses, newly reported claims and incidents, closed claim activity, and other metrics in order to assess the reasonableness of its loss reserve estimates and the forecasted loss and LAE ratio being applied during the current period.

The following accounting policy has changed with the Company's adoption, effective January 1, 2002, of Financial Accounting Standard No. ("FAS") 142, "Goodwill and Other Intangible Assets."

Goodwill and Intangible Assets.
The Company has made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles ("GAAP") in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

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

The Company completed the transitional impairment analysis required by FAS 142 during the first quarter of 2002 and recorded an impairment charge of $29.6 million, net of an $18.8 million income tax benefit. See Notes 1 and 3 to the condensed, consolidated financial statements, which appear in Part I, Item 1, preceding, for a discussion of the new accounting policy for goodwill and intangible assets. Had the new standard been in effect in 2001, net income and diluted earnings per share for the nine months ended September 30, 2001 would have increased $1.6 million and $0.17, respectively, as a result of the elimination of goodwill amortization.

Results of Operations: Three Months and Nine Months Ended September 30, 2002
       Compared to Three Months and Nine Months Ended September 30, 2001
Total revenues for the third quarter 2002 increased 3% to $50.0 million from $48.3 million for the third quarter 2001. Total revenues for the nine months ended September 30, 2002 increased 15% to $166.2 million from $144.0 million for the nine months ended September 30, 2001. The increase in revenues is primarily the result of price improvements on the Company's core medical professional liability ("MPL") business and growth in the number of policyholders. Net premiums earned on the Company's MPL business increased 5% to $30.0 million for the three months ended September 30, 2002 from $28.7 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net premiums earned on the Company's MPL business increased 33% to $115.5 million from $86.8 million for the nine months ended September 30, 2001. The difference in the increase in net premiums earned for the three months ended September 30, 2002 when compared to the nine months ended September 30, 2002 is the result of First Professionals Insurance Company, Inc. ("First Professionals") having entered into a finite quota share reinsurance agreement with two insurance companies of the Hannover Re group ("Hannover Re"), effective July 1, 2002, which resulted in an increase in ceded earned premiums of $22.5 million. Excluding the effects of the new reinsurance agreement, net premiums earned were $52.9 million for the three months ended September 30, 2002. The Company also had an increase in revenues earned by the Company's reciprocal management segment primarily as a result of an increase in brokerage commissions earned by FPIC Intermediaries, Inc. ("Intermediaries").

Total expenses for the third quarter 2002 decreased 5% to $42.4 million from $44.7 million for the third quarter 2001. Total expenses for the nine months ended September 30, 2002 increased 9% to $148.9 million from $136.9 million for the nine months ended September 30, 2001. Net losses and LAE incurred for the three months and nine months ended September 30, 2002 increased $3.2 million or 12% and $15.7 million or 17%, respectively, when compared with the three months and nine months ended September 30, 2001. Net losses and LAE incurred on the Company's MPL business increased 14% to $29.8 million for the three months ended September 30, 2002 from $26.2 million for the three months ended September 30, 2001. Net losses and LAE incurred in the third quarter of 2002 were reduced by an increase in ceded losses and LAE incurred under the Hannover Re reinsurance agreement of $18.2 million for the three months ended September 30, 2002. For the nine months ended September 30, 2002, net losses and LAE incurred on the Company's MPL business increased 30% to $103.9 million from $80.0 million for the nine months ended September 30, 2001. The increase in net losses and LAE incurred for the three months and nine months ended September 30, 2002, reflects growth in business, taking into consideration expected loss trends. The increases in reported loss ratios for the third quarter of 2002 relative to earlier quarters of 2002 reflect added conservatism in setting reserves aside on current business. The increases in net losses and LAE were offset by declines in other underwriting expenses and other expenses for the three months and nine months ended September 30, 2002, primarily as a result of increased ceding commissions related to the finite quota share agreement between First Professionals and Hannover Re and the Company's adoption of FAS 142. The adoption of FAS 142 eliminated amortization expense of approximately $1.6 million after-tax for the nine months ended September 30, 2002.

The Company reported net income of $4.4 million or $0.47 per diluted share for the third quarter of 2002, an increase of $1.3 million or $0.14 per diluted share, when compared with net income of $3.1 million or $0.33 per diluted share for the third quarter of 2001. The Company incurred a net loss of $19.7 million or $2.08 per diluted share for the nine months ended September 30, 2002 compared with net income of $6.3 million or $0.66 per diluted share for the nine months ended September 30, 2001. During the first quarter 2002, the adoption of FAS 142 resulted in a one-time, non-cash charge that reduced the carrying value of the Company's goodwill by $48.4 million. The goodwill impairments resulting from the adoption of FAS 142 were associated entirely with goodwill at the Company's non-insurance segments. Income before cumulative effect of accounting change was $9.9 million or $1.04 per diluted share for the nine months ended September 30, 2002, an increase of $3.6 million or $0.38 per diluted share when compared with net income of $6.3 million or $0.66 per diluted share for the nine months ended September 30, 2001.

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

Effective October 3, 2002, the Company sold the renewal rights on Interlex's legal professional liability insurance business to a subsidiary of Professionals Direct, Inc. for $0.4 million. The sale of Interlex's renewal rights allows the Company to focus on its core MPL business.

Unaudited data for the Company's insurance segment for the three months and nine months ended September 30, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                        Three Months Ended                          Nine Months Ended
                                              -----------------------------------------   ------------------------------------------
                                                Sept 30,    Percentage      Sept 30,         Sept 30,    Percentage       Sept 30,
                                                  2002        Change          2001            2002         Change           2001
                                              -----------------------------------------   ------------------------------------------
Direct and assumed premiums written         $   90,856         24%      $   73,005        $  270,540         54%      $    175,120
                                              =============               =============   ==============               =============
Net premiums written                        $   (6,448)      -115%      $   43,194        $  106,912         -1%      $    108,410
                                              =============               =============   ==============               =============

Net premiums earned                         $   30,435          3%      $   29,686        $  117,337         22%      $     96,005
Net investment income                            5,185         -9%           5,683            15,782        -13%            18,047
Commission income                                    1        -96%              27                 8        -83%                47
Net realized investment gains                    1,969        193%             673             2,113        621%               293
Finance charges and other income                   263         49%             177               700         29%               543
Intersegment revenues                              693        279%             183             2,006        265%               549
                                              -------------               -------------   --------------               -------------
     Total revenues                             38,546          6%          36,429           137,946         19%           115,484
                                              -------------               -------------   --------------               -------------

Net losses and LAE                              30,549         12%          27,301           105,733         17%            90,042
Other underwriting expense                       2,286        -67%           6,825            15,772         -6%            16,833
Interest expense                                 1,227         25%             983             3,697         11%             3,321
Other expenses                                     226        -13%             260               368        -51%               752
Intersegment expenses                            1,482         83%             809             2,800         -4%             2,915
                                              -------------               -------------   --------------               -------------
     Total expenses                             35,770         -1%          36,178           128,370         13%           113,863
                                              -------------               -------------   --------------               -------------
Income from operations before
     taxes and cumulative effect of
     accounting change                           2,776       1006%             251             9,576        491%             1,621
     Less: Income tax expense (benefit)          1,403        267%            (842)            4,396        450%            (1,257)
                                              -------------               -------------   --------------               -------------
Income before cumulative effect of
     accounting change                           1,373         26%           1,093             5,180         80%             2,878
                                              -------------               -------------   --------------               -------------
     Less: Cumulative effect of
        accounting change                           --          0%              --                --          0%                --
                                              -------------               -------------   --------------               -------------
        Net income                          $    1,373         26%      $    1,093        $    5,180         80%      $      2,878
                                              =============               =============   ==============               =============

                                                        Three Months Ended                            Nine Months Ended
                                              -----------------------------------------   ------------------------------------------
Selected Direct Professional Liability          Sept 30,    Percentage      Sept 30,         Sept 30,    Percentage       Sept 30,
     Claim Information                            2002        Change          2001            2002         Change           2001
--------------------------------------------  -----------------------------------------   ------------------------------------------
Net paid losses and LAE on professional
     liability claims only                  $   22,745         -4%      $   23,737        $   71,784          2%      $     70,120
                                              =============               =============   ==============               =============
Average net paid loss per professional
     liability claim closed with indemnity
     payment                                $      192         -6%      $      205        $      192          6%      $        181
                                              =============               =============   ==============               =============
Total professional liability claims and
     incidents reported during the period          813         44%             564             2,456         63%             1,508
                                              =============               =============   ==============               =============
Total professional liability claims
     with indemnity payment                         67         -9%              74               229         -8%               249
                                              =============               =============   ==============               =============
Total professional liability claims and
     incidents closed without indemnity
     payment                                       366         10%             334             1,298         29%             1,006
                                              =============               =============   ==============               =============

                                                                                             Sept 30,    Percentage        Sept 30,
                                                                                               2002        Change            2001
                                                                                          ------------------------------------------
Professional liability policyholders (Excludes policyholders under fronting
arrangements of 5,104 and 3,767 as of September 30, 2002 and 2001, respectively)              17,447         33%   **       13,135
                                                                                          ===============              =============

  ** Total retained professional liability policyholders have grown 25% since
     December 31, 2001

Direct and assumed premiums written increased 24% to $90.9 million for the three months ended September 30, 2002 from $73.0 million for the three months ended September 30, 2001. Direct and assumed premiums written increased 54% to $270.5 million for the nine months ended September 30, 2002 from $175.1 million for the nine months ended September 30, 2001. The increase in direct and assumed premiums written primarily results from an increase in direct premiums written on the Company's core MPL business related to rate increases realized by the Company's insurance subsidiaries and growth in the number of policyholders. First Professionals implemented rate increases in January and December 2001; APAC implemented rate increases in July 2001 and 2002; and Intermed implemented rate increases in November 2001 and July 2002. In addition, the Company experienced growth in direct premiums written under fronting arrangements for workers' compensation business of $15.6 million for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The growth in direct premiums written was partially offset by a decline of $7.0 million in direct and assumed premiums written under group accident and health ("A&H") programs for the nine months ended September 30, 2002, which were discontinued in 2001.

Net premiums written decreased 115% for the three months ended September 30, 2002 from $43.2 million for the three months ended September 30, 2001. Net premiums written decreased 1% to $106.9 million for the nine months ended September 30, 2002 from $108.4 million for the nine months ended September 30, 2001. The decline in net premiums written is related to the finite quota share reinsurance agreement effective July 1, 2002 between the Company's largest subsidiary, First Professionals, and Hannover Re. Under the terms of the Hannover Re agreement, First Professionals ceded approximately $51.7 million of its unearned premiums as of June 30, 2002, and $15.9 million of its direct written premiums, net of other reinsurance, during the three months ended September 30, 2002. The agreement, which calls for First Professionals to cede quota share portions of its 2002 and 2003 written premiums, contains adjustable features, including a loss corridor, sliding scale ceding commissions, and a cap on the amount of losses that may be ceded to the reinsurer. The effect of these features is to limit the reinsurers' aggregate exposure to loss and thereby reduce the ultimate costs to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals. While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. In addition to ceding a significant portion of its risks to Hannover Re, the agreement also allows First Professionals to reduce its financial leverage and to realize immediate reimbursement for its related up-front acquisition costs, thus adding to its financial capacity. The consolidated statutory capital and surplus of the Company's insurance subsidiaries was increased by approximately $5.3 million as of September 30, 2002, as a result of the Hannover Re agreement, and the consolidated statutory net premiums written to surplus ratio for the nine months ended September 30, 2002, was lowered from 1.5:1 to 0.9:1 by virtue of premiums ceded under the agreement in the third quarter. First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to Hannover Re, would be retained by First Professionals. The decision of whether to commute the agreement and the timing of any such commutation will depend on the performance of the underlying business, the need for the agreement based on the Company's capital position and other relevant considerations.

Net premiums earned increased 3% to $30.4 million for the three months ended September 30, 2002 from $29.7 million for the three months ended September 30, 2001. Net premiums earned increased 22% to $117.3 million for the nine months ended September 30, 2002 from $96.0 million for the nine months ended September 30, 2001. The increase in net premiums earned is due to rate increases implemented by the Company's insurance subsidiaries and growth in the number of policyholders. Net premiums earned on the Company's MPL business increased 5% to $30.0 million for the three months ended September 30, 2002 from $28.7 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net premiums earned on the Company's MPL business increased 33% to $115.5 million from $86.8 million for the nine months ended September 30, 2001. The difference in the increase in net premiums earned for the three months ended September 30, 2002 when compared to the nine months ended September 30, 2002 is the result of the finite quota share reinsurance agreement between First Professionals and Hannover Re effective July 1, 2002.

As a result of the hardening markets and significant price improvements, the Company's insurance segment has already met and exceeded its growth targets for the year 2002. The insurance subsidiaries have ceased accepting applications for new business for the time being, but continue to renew existing core MPL policyholders, including taking new policyholders who join existing policyholder groups. The Company has also taken several steps to manage its recent growth, including adding significant reinsurance coverage, re-allocating available capital from other portions of the business to its core MPL insurance business and by managing the growth of its core professional liability policyholder base for calendar year 2002 to the low-20% range. Through September 30, 2002, total retained professional liability policyholders have grown 25% to 17,447, since December 31, 2002 and 33% since September 30, 2001; however, this growth trend is expected to decline going forward based upon implementation of one or more of the Company's growth management initiatives.

As the Company takes these steps, it is also considering ways to expand its existing capacity. Ultimately, the Company will carefully consider any such opportunities based upon its strategic goals and objectives, including analysis of the highest and best use of its capital with a view towards building value for its shareholders.

On August 2, 2002, Gerling Global Reinsurance Corporation of America ("Gerling"), one of the Company's current reinsurers, had its financial strength rating lowered by A.M. Best Company ("Best") from A- (Excellent) to B+ (Very
Good). The rating action by Best follows an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Gerling has participated in the Company's excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. Gerling has also provided facultative reinsurance coverage for non-standard risks. It is presently expected that Gerling will fully meet its obligations to the Company. Management also anticipates that it will be able to successfully replace Gerling's participation at the next reinsurance renewal date, January 1, 2003. As of September 30, 2002, the aggregate amount of reinsurance recoverables from Gerling was $9.9 million.

Net investment income declined 9% to $5.2 million for the three months ended September 30, 2002 from $5.7 million for the three months ended September 30, 2001. Net investment income decreased 13% to $15.8 million for the nine months ended September 30, 2002 from $18.0 million for the nine months ended September 30, 2001. The decline in net investment income is primarily due to lower prevailing interest rates and reduced yields on fixed income investments, beginning in the second half of 2001. The Company has also held more funds in invested cash during 2002 as compared to 2001 in anticipation of possible improvements in fixed income rates in the near term.

Net realized investment gains increased 193% to $2.0 million for the three months ended September 30, 2002 from $0.7 million for the three months ended September 30, 2001. Net realized investment gains increased 621% to $2.1 million for the nine months ended September 30, 2002 from $0.3 million for the nine months ended September 30, 2001. The Company engaged professional investment managers during the third quarter of 2001 to manage and reposition the Company's investment portfolio. The Company's investment strategy remains focused on high quality, fixed income securities; however, management of the investment portfolio may require that certain securities be liquidated to take advantage of current market and economic conditions. The increase in net realized investment gains is a reflection of this strategy.

Net losses and LAE incurred for the three months and nine months ended September 30, 2002 increased $3.2 million or 12% and $15.7 million or 17%, respectively when compared with the three months and nine months ended September 30, 2001. Net losses and LAE incurred on the Company's MPL business increased 14% to $29.8 million for the three months ended September 30, 2002 from $26.2 million for the three months ended September 30, 2001. Net losses and LAE incurred in the third quarter of 2002 were reduced by an increase in ceded losses and LAE incurred under the Hannover Re reinsurance agreement of $18.2 million. For the nine months ended September 30, 2002, net losses and LAE incurred on the Company's MPL business increased 30% to $103.9 million from $80.0 million for the nine months ended September 30, 2001. The Company's loss ratios for the three months ended September 30, 2002 and 2001 were 100% and 92%, respectively. The Company's loss ratios for the nine months ended September 30, 2002 and 2001 were 90% and 94%, respectively. The increase in net losses and LAE incurred for the three months and nine months ended September 30, 2002 reflect growth in business, taking into consideration expected loss trends. A loss ratio is defined as the ratio of loss and LAE incurred to net premiums earned. The 4% decrease in the reported loss ratio for the nine months ended September 30, 2002 is due to the Company's exit from its former group A&H business (2%), loss expense reduction and productivity (3%), changes in the mix of assumed reinsurance (1%), and expected improvements in pricing (2%). These reductions were partially offset by increases due to the effects of the new Hannover Re agreement (1%) and additional conservatism in establishing reserves on 2002 business during the third quarter (3%). The increases in reported loss ratios for the third quarter of 2002 relative to earlier quarters of 2002 reflects added conservatism in setting reserves aside on current business.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers historical loss experience, expected loss trends, the Company's loss retention levels and trends in the frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex process, requiring significant reliance upon estimates. The Company's estimates are revised as additional experience and other data become available and are reviewed periodically or as other significant events occur that may affect reserves. Any such revisions could result in future changes in the estimates of losses or reinsurance recoverables and would be reflected in the Company's results of operations when the change occurs.

The Company believes its liability for loss and LAE continues to be within a reasonable range of adequacy. Based on analysis performed through the first nine months of 2002, increases in newly reported claims and incidents have been determined to be primarily attributable to growth and a modest increase in frequency. These trends have been comprehended in the Company's pricing and reserve estimates. Overall, paid losses and closed claims statistics for the first nine months of 2002 and estimates of ultimate severity remain stable. Given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Any such differences, either positive or negative, could have a material effect on the Company's results of operations and financial position.

Other underwriting expenses decreased 67% to $2.3 million for the three months ended September 30, 2002 from $6.8 million for the three months ended September 30, 2001. Other underwriting expenses decreased 6% to $15.8 million for the nine months ended September 30, 2002 from $16.8 million for the nine months ended September 30, 2001. The decline in other underwriting expenses is primarily attributable to ceding commissions recognized under the terms of the finite quota share reinsurance agreement between First Professionals and Hannover Re in the amount of $6.2 million. In addition, First Professionals, the Company's largest insurance subsidiary, performed a study of its 2001 expenses incurred in the administration of claims and based on the results of this study decreased the amount of expenses allocated to LAE in 2002.

Other expenses decreased 13% to $0.2 million for the three months ended September 30, 2002 from $0.3 million for the three months ended September 30, 2001. Other expenses decreased 51% to $0.4 million for the nine months ended September 30, 2002 from $0.8 million for the nine months ended September 30, 2001. The decline in other expenses is due to the Company's adoption of FAS 142. In accordance with FAS 142, the Company ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

Income tax expense increased to $1.4 million for the three months ended September 30, 2002 from an income tax benefit of $0.8 million for the three months ended September 30, 2001. Income tax expense increased to $4.4 million for the nine months ended September 30, 2002 from an income tax benefit of $1.3 million for the nine months ended September 30, 2001. In late 2001, the Company engaged outside investment managers and began repositioning investments in tax-exempt municipal securities to investments in taxable securities. The increase in income tax expense is partially associated with the resulting increase in the mix of investment income from taxable securities. In addition, the Company is nearing completion of the examination of its 1998 and 1999 federal income tax returns by the Internal Revenue Service and in connection therewith, established a $1.0 million reserve for potential tax contingencies during the second quarter of 2002, which accounted for the remainder of the increase in income tax expense. Management believes that its positions are meritorious on these and other potential issues raised in the examination and that the accrual made is appropriate; however, there can be no assurance that the Company will ultimately prevail on such matters.

Reciprocal Management Segment
The Company's reciprocal management segment is made up of Administrators For The Professions, Inc. ("AFP"), the Company's New York subsidiary, and its two wholly owned subsidiaries, Intermediaries and Group Data Corporation ("Group Data"). AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance. Group Data acts as a broker in the placement of annuities for structured settlements. The segment also includes the business of Professional Medical Administrators, LLC ("PMA"), a 70% owned subsidiary of the Company. PMA provides brokerage and administration services for professional liability insurance programs.

Unaudited data for the Company's reciprocal management segment for the three months and nine months ended September 30, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                               Three Months Ended                          Nine Months Ended
                                                    ---------------------------------------    -------------------------------------
                                                       Sept 30,   Percentage     Sept 30,        Sept 30,     Percentage   Sept 30,
                                                        2002        Change        2001             2002         Change       2001
                                                    ---------------------------------------    -------------------------------------
Claims administration and management fees        $      6,571          0%      $   6,552       $  16,314          8%      $  15,129
Net investment income                                      37        -64%            103             122        -57%            286
Commission income                                       1,321         27%          1,042           2,584         45%          1,782
Other income                                               21        -13%             24              62        -80%            314
Intersegment revenues                                   1,482         97%            754           2,770         14%          2,427
                                                    --------------               ---------    ---------------              ---------
    Total revenues                                      9,432         11%          8,475          21,852         10%         19,938
                                                    --------------               ---------    ---------------              ---------

Claims administration and management expenses           4,511         -7%          4,833          13,171          3%         12,771
Interest expense                                          160          0%             --             160          0%             --
Other expenses                                             --       -100%            543              35        -98%          1,629
Intersegment expenses                                     399        259%            111           1,197        259%            333
                                                    --------------               ---------    ---------------              ---------
    Total expenses                                      5,070         -8%          5,487          14,563         -1%         14,733
                                                    --------------               ---------    ---------------              ---------

Income from operations before taxes and
    cumulative effect of accounting change              4,362         46%          2,988           7,289         40%          5,205

    Less: Income taxes                                  1,727         25%          1,386           2,846         31%          2,174

Income before cumulative effect of accounting
    change                                              2,635         64%          1,602           4,443         47%          3,031
                                                    --------------               ---------    ---------------              ---------

    Less: Cumulative effect of accounting
      change                                               --          0%             --          24,363          0%             --

                                                    --------------               ---------    ---------------              ---------
      Net income (loss)                          $      2,635         64%      $   1,602       $ (19,920)      -757%      $   3,031
                                                    ==============               =========    ===============              =========

                                                               Three Months Ended                          Nine Months Ended
                                                    --------------------------------------    --------------------------------------
                                                       Sept 30,   Percentage     Sept 30,        Sept 30,      Percentage  Sept 30,
                                                        2002        Change         2001           2002           Change      2001
                                                    --------------------------------------    --------------------------------------

Reciprocal premiums written under management     $     79,828         -9%      $  87,292     $   155,043          1%      $ 153,537
                                                    ==============               =========    ===============              =========

                                                        As of                    As of
                                                       Sept 30,   Percentage     Sept 30,
                                                        2002        Change        2001
                                                    --------------------------------------

Reciprocal statutory assets  under management    $    831,218         -2%      $ 852,142
                                                    ==============               =========

Professional liability policyholders under
    management                                         10,474          8%          9,722
                                                    ==============               =========

Claims administration and management fees for the three months ended September 30, 2002 were essentially level with those reported for the three months ended September 30, 2001. For the nine months ended September 30, 2002 claims administration and management fees increased 8% to $16.3 million from $15.1 million for the nine months ended September 30, 2001. The claims administration and management fees earned by AFP are comprised entirely of management fees from PRI and the increase is due to the growth in premiums written by PRI. In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI's direct premiums written, with an adjustment for expected return premiums. As such, the Company's revenues and results of operations are financially sensitive to the revenues and financial condition of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of the Company's insurance subsidiaries and MPL companies generally. Growth at PRI is subject to surplus constraints, and as a reciprocal, PRI operates at higher leverage ratios. PRI's rates, including rates charged for policies in excess of $1.3 million, which have been reinsured to First Professionals (see Note 11 - Related Party Transactions), are mandated by the New York State Insurance Department ("NYSID"). Further, as allowed under New York insurance laws, PRI has requested and received permission from the NYSID to follow the permitted practice of discounting its loss and LAE reserves.

Commission income increased 27% to $1.3 million for the three months ended September 30, 2002 from $1.0 million for the three months ended September 30, 2001. Commission income increased 45% to $2.6 million for the nine months ended September 30, 2002 from $1.8 million for the nine months ended September 30, 2001. The increase in commission income is due to an increase in brokerage commissions earned by Intermediaries for the placement of reinsurance.

Other income for the three months ended September 30, 2002 was relatively flat when compared to the three months ended September 30, 2001. Other income decreased 80% to $0.06 million for the nine months ended September 30, 2002 from $0.3 million for the nine months ended September 30, 2001. Effective January 1, 2002, AFP and PRI amended the management agreement eliminating the sharing by AFP of 10% of PRI's statutory net income or loss. The amendment was approved by the New York Department of Insurance.

Claims administration and management expenses decreased 7% to $4.5 million for the three months ended September 30, 2002 from $4.8 million for the three months ended September 30, 2001. Claims administration and management expenses increased 3% to $13.2 million for the nine months ended September 30, 2002 from $12.8 million for the nine months ended September 30, 2001. The decline in claims administration and management expenses for the quarter ended September 30, 2002 is primarily attributable to the amendment of the management agreement between AFP and PRI. In accordance with the amended agreement, PRI is to reimburse AFP for 50% of risk management department expenses. The increase in claims administration and management expenses for the nine months ended September 30, 2002 is due to an increase in operating expenses incurred to manage the growth in business at PRI, offset by a decline in risk management department expenses reimbursed by PRI when compared to the nine months ended September 30, 2001.

Interest expense increased to $0.2 million for the three months and nine months ended September 30, 2002. The increase in interest expense is the result of modifying the management agreement between AFP and PRI. In accordance with the modified agreement, AFP has agreed to pay 6% annual interest on amounts already earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any.

Other expenses decreased 100% for the three months ended September 30, 2002 from $0.5 million for the three months ended September 30, 2001. Other expenses decreased 98% to $0.04 for the nine months ended September 30, 2002 from $1.6 million for the nine months ended September 30, 2001. The decline in other expenses is due to the effects of the Company's adoption of FAS 142. In accordance with FAS 142, the Company ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

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

Third Party Administration Segment
The Company's third party administration ("TPA") segment is made up of Employers Mutual, Inc. ("EMI"). Unaudited data for the Company's TPA segment for the three months and nine months ended September 30, 2002 and 2001 are summarized in the table below. Dollar amounts are in thousands.

                                                                  Three Months Ended                      Nine Months Ended
                                                     -----------------------------------------  ------------------------------------
                                                         Sept 30,   Percentage     Sept 30,       Sept 30,   Percentage   Sept 30,
                                                          2002        Change        2001           2002        Change      2001
                                                     -----------------------------------------  ------------------------------------

Claims administration and management fees            $   3,069          -2%     $    3,138      $  9,247        -2%       $   9,455
Net investment income                                       19         -39%             31            38       -73%             140
Commission income                                        1,069          -8%          1,161         1,835        -7%           1,965
Other income                                                --        -100%              6             8       -64%              22
Intersegment revenues                                       --        -100%            104            80       -87%             638
                                                     ------------               ------------   -----------                ----------
    Total revenues                                       4,157          -6%          4,440        11,208        -8%          12,220
                                                     ------------               ------------   -----------                ----------

Claims administration and management expenses            3,416          -8%          3,726        10,013        -9%          10,999
Other expenses                                              --        -100%            189            --      -100%             532
Intersegment expenses                                      294         143%            121           859       135%             366
                                                     ------------               ------------   -----------                ----------
    Total expenses                                       3,710          -8%          4,036        10,872        -9%          11,897
                                                     ------------               ------------   -----------                ----------
Income from operations before taxes and cumulative
    effect of accounting change                            447          11%            404           336         4%             323
    Less: Income tax expense (benefit)                      40           0%             --            70       404%             (23)
                                                     ------------               ------------   -----------                ----------
Income before cumulative effect of accounting change       407           1%            404           266       -23%             346
                                                     ------------               ------------   -----------                ----------
    Less: Cumulative effect of accounting change            --           0%             --         5,215         0%              --
                                                     ------------               ------------   -----------                ----------
    Net income (loss)                                $     407           1%     $      404      $ (4,949)    -1530%       $     346
                                                     ============               ============   ===========                ==========

                                                          As of                     As of
                                                         Sept 30,   Percentage     Sept 30,
                                                          2002        Change        2001
                                                     ---------------------------------------

Covered lives under employee benefit programs          106,411           1%        105,558
                                                     ============               ============

Covered lives under workers compensation programs       38,100           1%         37,700
                                                     ============               ============

Claims administration and management fees for the three months ended September 30, 2002 were essentially level when compared with the three months ended September 30, 2001. Claims administration and management fees decreased 2% to $9.2 million for the nine months ended September 30, 2002 from $9.5 million for the nine months ended September 30, 2001. The Company's results of operations for the period ended September 30, 2001 include the Company's Albuquerque TPA division, which was disposed of in December 2001. Excluding the effect of the Albuquerque TPA division, claims administration and management fees increased $0.6 million and $1.7 million for the three months and nine months ended September 30, 2002, respectively, when compared with the three months and nine months ended September 30, 2001. The increase in claims administration and management fees reflects growth in new business.

Commission income decreased 8% to $1.1 million for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. Commission income decreased 7% to $1.8 million for the nine months ended September 30, 2002 from $2.0 million for the nine months ended September 30, 2001. The decline in commission income is related to a decline in the number of clients utilizing EMI for the placement of reinsurance.

Claims administration and management expenses decreased 8% to $3.4 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001. Claims administration and management expenses decreased 9% to $10.0 million for the nine months ended September 30, 2002 from $11.0 million for the nine months ended September 30, 2001. The decline in claims administration and management expenses is due to the disposition of the Company's Albuquerque division. Excluding the effect of the Albuquerque TPA division, claims administration and management expenses increased $0.5 million and $1.4 million for the three months and nine months ended September 30, 2002, respectively, when compared with the three months and nine months ended September 30, 2001. The increase in claims administration and management expenses is due to additional expenses incurred as the result of new business.

Other expenses decreased 100% for the three months and nine months ended September 30, 2002 from $0.2 million and $0.5 million for the three and nine months ended September 30, 2001, respectively. The decline in other expenses is due to the Company's adoption of FAS 142. In accordance with FAS 142, the Company, including the TPA segment, ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter 2002.

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

Statement of Financial Position: September 30, 2002 Compared to December 31,
2001

Cash and invested assets increased $59.3 million to $501.3 million as of September 30, 2002 from $442.0 million as of December 31, 2001. The increase in cash and invested assets is due primarily to the growth in premiums, which increased the amounts available for investment.

Premiums receivable increased $33.7 million to $107.1 million as of September 30, 2002 from $73.4 million as of December 31, 2001. Approximately $26.9 million of the increase in premiums receivable is associated with growth in premiums written as a result of price improvements on the Company's core MPL insurance business and growth in the number of MPL policyholders. In addition, approximately $6.7 million of the increase in premiums receivable is associated with growth in premiums written under fronting arrangements for workers' compensation business whereby the Company cedes substantially all of the business to other insurance carriers.

Due from reinsurers on unpaid losses and advance premiums increased $62.9 million to $143.3 million as of September 30, 2002 from $80.4 million as of December 31, 2001. Ceded unearned premiums increased $54.3 million to $95.1 million as of September 30, 2002 from $40.8 million as of December 31, 2001. The increases in these assets are the result of the increase in the underlying reserves and unearned premiums ceded to other insurance carriers under reinsurance arrangements associated with growth in premiums written and earned on the Company's core MPL insurance business. Effective July 1, 2002, First Professionals entered into a finite quota share reinsurance agreement with Hannover Re. Approximately $18.2 million of the growth in due from reinsurers on unpaid losses and advance premiums and $45.1 million of growth in ceded unearned premiums relates to the new reinsurance agreement. The Hannover Re agreement supplements the Company's existing reinsurance programs.

Deferred policy acquisition costs decreased $4.2 million to $4.8 million as of September 30, 2002 from $9.0 million as of December 31, 2001. The decline in deferred policy acquisition costs is related to the finite quota share agreement between First Professionals and Hannover Re, whereby First Professionals has deferred the portion of its ceding commissions associated with unearned premiums ceded under the agreement as of September 30, 2002.

Deferred income taxes increased $17.1 million to $37.0 million as of September 30, 2002 from $19.9 million as of December 31, 2001. The increase in deferred income taxes is primarily due to the Company's adoption of FAS 142. As a result of the transitional impairment tests required by FAS 142, the Company recognized a one-time, non-cash after-tax charge of $29.6 million and recorded deferred tax assets for tax-deductible goodwill, in the amount of $18.8 million.

Goodwill decreased $48.3 million to $18.9 million as of September 30, 2002 from $67.2 million as of December 31, 2001. The decrease in goodwill is due to the adoption of FAS 142. As a result of the transitional impairment tests required by FAS 142, the Company reduced the carrying value of goodwill at its reciprocal management and TPA segments. In management's opinion, the transitional impairment charge at the reciprocal management segment primarily reflects certain intangibles and synergies, which are opportunistic in nature, carry a relatively higher degree of uncertainty, and therefore was treated conservatively in the valuation required by FAS 142. The transitional impairment charge at the TPA segment primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the Company's TPA segment.

Federal income tax receivable decreased $4.5 million to $0.8 million as of September 30, 2002 from $5.3 million as of December 31, 2001. The decline in the federal income tax receivable is primarily attributable to the recognition of tax expense related to current year earnings offset by a federal tax refund related to the overpayment of estimated taxes in 2001. In addition, the Company is nearing completion of the examination of its 1998 and 1999 federal income tax returns by the Internal Revenue Service and in connection therewith, established a $1.0 million reserve in the second quarter of 2002 for potential tax contingencies. Management believes that its positions are meritorious on these and other potential issues raised in the examination and that the accrual made is appropriate; however, there can be no assurance that the Company will ultimately prevail on such matters.

Other assets increased $5.6 million to $18.8 million as of September 30, 2002 from $13.2 million as of December 31, 2001. Approximately $4.3 million of the increase in other assets is due to the sale of investments for which the proceeds from the sale had not been received at September 30, 2002 and a receivable from the broker was recorded. The increase in other assets is also attributable to receivables recorded during the third quarter for amounts due under the Company's fronting programs and an increase in amounts due AFP related to a change in the Company's management agreement between AFP and PRI. The increase in other assets was partially offset by the receipt of a state tax refund due to the overpayment of estimated taxes in 2001.

The liability for loss and LAE increased $84.6 million to $403.1 million as of September 30, 2002 from $318.5 million as of December 31, 2001. Excluding the effect of the return of loss and LAE reserves of approximately $9.3 million, on business previously assumed under one of the First Professionals' reinsurance contracts with PRI, which was commuted in the first quarter of 2002, the increase in the Company's liability for loss and LAE for the first nine months of 2002 was approximately $93.9 million. The increase in the liability for loss and LAE is primarily attributable to increases in premiums earned on the Company's core MPL business and the establishment of reserves for this book of business, taking into consideration expected loss trends and other pertinent considerations.

The liability for losses and LAE represents management's best estimate of the ultimate cost of all losses incurred but unpaid and considers historical loss experience, expected loss trends, the Company's loss retention levels and trends in the frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex process, requiring significant reliance upon estimates. The Company's estimates are revised as additional experience and other data become available and are reviewed periodically or as other significant events occur that may affect reserves. Any such revisions could result in future changes in the estimates of losses or reinsurance recoverables and would be reflected in the Company's results of operations when the change occurs.

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

Unearned premiums increased $43.9 million to $190.7 million as of September 30, 2002 from $146.8 million as of December 31, 2001. The increase in unearned premiums is the result of the growth in premiums written at the Company's insurance subsidiaries.

Reinsurance payable increased $50.9 million to $77.6 million as of September 30, 2002 from $26.7 million as of December 31, 2001. Approximately $60.3 of the increase in reinsurance payable is related to the finite quota share agreement between First Professionals and Hannover Re and to premiums written under a fronting arrangement for workers' compensation business. The increase in reinsurance premiums payable was partially offset by the payment of premiums due under the Company's primary reinsurance agreement.

Premiums paid in advance and unprocessed premiums decreased $4.9 million to $5.0 million as of September 30, 2002 from $9.9 million as of December 31, 2001. The decrease in paid in advance and unprocessed premiums reflects the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with a majority of the policies being renewed on January 1.

Deferred ceding commissions increased to $5.6 million as of September 30, 2002. The increase in deferred ceding commissions is related to the finite quota share reinsurance agreement between First Professionals and Hannover Re and represents the unearned portion of acquisition and underwriting costs reimbursed by Hannover Re related to the reinsured portion of the Company's policies ceded in accordance with the agreement.

Accrued expenses and other liabilities increased $17.5 million to $48.8 million as of September 30, 2002 from $31.3 million as of December 31, 2001. Approximately $11.7 million of the increase in accrued expenses and other liabilities is related to the purchase of investments for which the proceeds from the sale had not been paid at September 30, 2002 and a payable to broker was recorded. Approximately $4.8 million of the increase in accrued expenses and other liabilities is related to commissions payable associated with an increase in insurance business.

Stock Repurchase Plans
Under the Company's stock repurchase programs, shares may be repurchased at such times, and in such amounts, as management deems appropriate, and subject to the requirements of its credit facility under which the Company may repurchase shares up to an amount not to exceed 50% of net income of the immediately preceding year provided no default or event of default exists under the credit facility. A decision whether or not to make additional repurchases is based upon an analysis of the best use of the Company's capital. The Company did not repurchase any shares during the quarter ended September 30, 2002. Since the commencement of these repurchase programs, the Company has repurchased 875,000 of its shares at a cost of approximately $16.2 million. A total of 365,500 shares remain available to be repurchased under the programs.

Liquidity and Capital Resources
The payment of losses, LAE and operating expenses in the ordinary course of business is the principal need for the Company's liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during the third quarter and first nine months of 2002 to meet these needs. As reported in the consolidated statement of cash flows, the Company generated positive net cash from operating activities of $52.0 million for the nine months ended September 30, 2002. In addition, at September 30, 2002, the Company held investments with a fair value of approximately $43.9 million scheduled to mature during the next twelve months. Management believes cash flows from operating activities, combined with scheduled maturities of investments, will be sufficient to meet the Company's cash needs for operating purposes for at least the next twelve months. However, a number of factors could cause unexpected changes in liquidity and capital resources available to the Company. For example, inflation, changes in medical procedures, increased use of managed care, and adverse legislative changes, among others, could cause increases in the dollar amounts paid for losses and LAE. Other potential risks to liquidity and capital resources include, but are not limited to, the same types of uncertainties and factors disclosed by the Company in its Safe Harbor Disclosure. Many, if not most of these types of uncertainties, could have a corresponding and materially negative affect on the Company's liquidity and capital resources, as well as its financial condition and results of operations. In order to compensate for such risk, the Company: (i) maintains what management considers to be adequate reinsurance; (ii) monitors its reserve positions and regularly performs actuarial reviews of loss and LAE reserves; and (iii) maintains adequate asset liquidity (by managing its cash flow from operations coupled with the maturities from its fixed income portfolio investments).

As of September 30, 2002, the Company had an outstanding principle amount of $48.7 million under a credit facility with five banks. The credit facility is comprised of (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a $11.7 million term loan facility, repayable in quarterly installments of approximately $1.5 million. Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus an initial margin of 2.50 percentage points, which may be reduced to a minimum of 2.00 percentage points as the Company reduces its outstanding indebtedness. In connection with the Company's credit facility, the Company also entered into two-interest rate swap agreements (the "swap agreements"). The Company uses the swap agreements to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of its floating-rate debt to fixed-rate debt.

The Company is not required to maintain compensating balances in connection with its credit facility but is charged a fee on the unused portion, which ranges from 30 to 40 basis points. Under the terms of the credit facility, the Company is required to meet certain financial covenants. Significant covenants are as follows: a) total debt to cash flow available for debt service may not exceed 3.50:1; b) combined net premiums written to combined statutory capital and surplus may not exceed 2.00:1; c) the fixed charge coverage ratio may not be less than 2.00:1 at the end of each quarter through December 31, 2002, and thereafter the fixed charge coverage ratio may not be less than 2.25:1; and d) funded debt to total capital plus funded debt may not exceed 0.27:1. The credit facility also contains minimum equity and risk-based capital requirements and requires the Company's insurance subsidiaries to maintain at least an A- (Excellent) group rating from Best.

On October 23, 2002, Best announced its decision to change the Company's group rating from A- (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. As a result of the rating change, the Company is in non-compliance with the credit facility. As a result of such non-compliance, the Company requested and received from its lenders an agreement of forbearance dated October 24, 2002 (the "Forbearance"), under which the lenders have agreed not to take any action with regard to this covenant violation for a 30-day period, until November 23, 2002, to allow adequate time for the Company and its lenders to agree and finalize appropriate revisions to the credit facility.

As of the date of this filing, the Company and its lenders have not completed negotiations on revisions to the credit facility to cure the potential event of default. In the event the Company and its lenders are unable to complete revisions to the credit facility within the 30-day forbearance period, which ends on or before November 23, 2002, (and assuming the Company is unable to secure additional forbearance), the lenders would be entitled under the terms of the credit facility to declare an event of default and demand immediate repayment of the outstanding loans under the credit facility.

In the event repayment of its loans is accelerated, the Company would not have sufficient liquidity solely from immediate available operating funds and would be required to secure replacement financing, raise additional capital, restructure its operations and sell assets, or a combination of these in order to raise the funds necessary to repay its loans. Any such circumstances would likely have a material detrimental impact on the Company's results of operations and financial condition. While there can be no absolute assurance of the successful completion of such revisions, based upon the status of the negotiations between the parties to date, the Company believes that suitable revisions will be completed within the 30-day forbearance period, on or before November 23, 2002, and that declaration by the lenders of an event of default is unlikely. The Company does expect certain changes to the terms of its loan agreement. Upon completion of its negotiations, management will publish the new terms.

In accordance with the terms of the Forbearance, the Company has pledged cash collateral of $2 million to the lenders and has agreed to set aside an additional $1 million in cash collateral to be pledged to the lenders no later than January 31, 2003. The Company has paid forbearance fees to the lenders in the aggregate amount of $0.2 million.

Dividends payable by the Company's insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. In 2002, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $10.7 million without prior regulatory approval.

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board ("FASB") issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The Company believes the adoption of FAS 146 will not have a significant impact on its consolidated financial statements.

In October 2002, the FASB issued FAS 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." FAS 147 requires acquisitions of financial institutions, except for transactions between two or more mutual enterprises, be accounted for in accordance with FAS 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 147 also amends FAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. FAS 147 is effective on October 1, 2002. The Company believes the adoption of FAS 147 will not have a significant impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in the Company's 2001 annual report on Form 10K, since the end of the most recent fiscal year.

Item 4.  Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Act") was completed as of November 7, 2002, the "Evaluation Date" (as defined by Rule 13a-14(b)(4)(ii) of the Act), by the Company's Chief Executive Officer and Chief Financial Officer, as "Certifying Officers" (as defined by Rule 13a-14(a) of the Act. Based on such evaluation, the Company's disclosure controls and procedures were found to be effective in ensuring that material information, relating to the Company and its consolidated subsidiaries, as required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange

Commission, is accumulated and made known to the Certifying Officers, and other management, as appropriate, to allow for timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date and up to and including the date of this report, and no corrective actions with regard to significant deficiencies or material weaknesses were required to be performed.

Part II - Other Information
Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and Use of Proceeds - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders - None
Item 5.  Other Information
o On October 23, 2002, Best announced its decision to change the Company's group rating from A- (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. As a result of the rating change, the Company is in non-compliance with the credit facility. As a result of such non-compliance, the Company requested and received from its lenders an agreement of forbearance dated October 24, 2002 (the "Forbearance"), under which the lenders have agreed not to take any action with regard to this covenant violation for a 30-day period, until November 23, 2002, to allow adequate time for the Company and its lenders to agree and finalize appropriate revisions to the credit facility.
o In accordance with the requirements of the Federal Securities Laws, the Company recognizes blackout periods during which directors, officers and certain employees with an awareness of material, nonpublic information are prohibited from transacting in the Company's stock. The Company will maintain a blackout period for such persons until 48 hours after the resolution of the covenant default under the Company's credit facility resulting from the change in the Company's Best rating.
o    Item 6.  Exhibits and Reports on Form 8-K
o    Exhibit 10(PP)--  Amendment of the Management Agreement between AFP and
     PRI.
o    Exhibit 10(QQ)--  Collateral Assignment of Certificate of Deposit.
o    Exhibit 99.1-- Certification of John R. Byers pursuant to 18 U.S.C.
     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002.
o    Exhibit 99.2-- Certification of Kim D. Thorpe pursuant to 18 U.S.C.
     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002.
o On August 7, 2002, the Company filed a Form 8-K notifying the Securities and Exchange Commission (the "SEC") that the Company had entered into a finite reinsurance agreement with Hannover Reinsurance (Ireland) Limited and E+S Reinsurance (Ireland) Ltd., two Hannover Re group companies, whereby the Company's largest insurance subsidiary, First Professionals, will cede approximately $48.5 million of its 2002 unearned premiums as of June 30, 2002, effective July 1, 2002, and fifty percent of its direct written premiums, net of other reinsurance, during the last six months of 2002 and the first six months of 2003.
o On October 14, 2002, the Company filed a Form 8-K with the SEC announcing that the Company had entered into a consulting agreement with David L. Rader, whereby Mr. Rader will provide consulting services to the Company, effective November 1, 2002. Mr. Rader retired from his position as President and Chief Executive Office of First Professionals effective October 31, 2002. Mr. Robert E. White, Jr., who served as Executive Vice President and Chief Operating Officer of First Professionals, became President of First Professionals effective November 1, 2002.
o On October 29, 2002, the Company filed a Form 8-K notifying the SEC that Best had announced its decision to change the Company's group rating from A- (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. As a result of the rating change, the Company was in non-compliance with its loan agreement. As a result of such non-compliance, the Company requested and received from its Lenders a forbearance dated October 24, 2002 (the "Forbearance") under which the Lenders have agreed not to take any action with regard to this covenant violation for a 30-day period, until November 23, 2002, to allow adequate time for the Company and its Lenders to agree and finalize appropriate revisions to the Loan Agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002                      FPIC Insurance Group, Inc.

                                             /s/ Kim D. Thorpe
                                       -----------------------------------------
                                        Kim D. Thorpe, Executive Vice President
                                        and Chief Financial Officer  (Principal
                                        Financial Officer)

                      Certification Pursuant Section 302 of
                         The Sarbanes-Oxley Act of 2002.

I, John R. Byers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FPIC Insurance Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002
                                                  /s/ John R. Byers
                                        ----------------------------------------
                                         President and Chief Executive Officer

                      Certification Pursuant Section 302 of
                         The Sarbanes-Oxley Act of 2002.

I, Kim D. Thorpe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FPIC Insurance Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002
                                              /s/ Kim D. Thorpe
                                       -----------------------------------------
                                       Executive Vice President and Chief
                                       Financial Officer