Form 10-K
period 2002-12-31
FPIC INSURANCE GROUP INC
filed 2003-03-28
CIK 1010247

United States SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002 or

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________to ___________

Commission file number 1-11983 FPIC Insurance Group, Inc. (Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-3359111 IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, Florida 32202
(Address of Principal Executive Offices) (Zip Code)

(904) 354-2482
(Registrant’s Telephone Number, Including Area Code)

www.fpic.com
(Registrant’s Internet Address)

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
Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |X|    No |_|

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2002 was $139,120,725.

As of March 20, 2003, there were 9,415,548 shares of the Registrant’s Common Stock, $.10 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document —————————— Proxy Statement for Registrant’s Annual Shareholders’ Meeting to be held on June 4, 2003	Incorporated in —————————— Part III

FPIC Insurance Group, Inc. 2002 Annual Report on Form 10-K Index

Part I.

Item 1.   Business

Companies and Business Segments

FPIC Insurance Group, Inc. (“FPIC”) was formed in 1996 in a reorganization of First Professionals Insurance Company, Inc. (“First Professionals,” formerly named Florida Physicians Insurance Company, Inc.) and McCreary Corporation (“McCreary”). Under the reorganization plan, First Professionals’ shareholders became the shareholders of FPIC. They received five shares of FPIC common stock for each share of their First Professionals’ common stock. McCreary also became a subsidiary of FPIC. Effective January 1, 2002, McCreary was merged into its subsidiary, Employers Mutual, Inc. (“EMI”), with EMI continuing as the surviving entity. FPIC and its subsidiaries operate in three business segments: Insurance, Reciprocal Management and Third Party Administration (“TPA”). The following table provides additional information about FPIC, its business segments and subsidiaries.

Segment	Nature of Business, Products and Services and Companies

•	Specializes in professional liability insurance products and related risk management services for physicians, dentists, and other healthcare providers.
•	FPIC subsidiaries(1):
Insurance	•	First Professionals
•	The Tenere Group, Inc. (“Tenere”)
•	Intermed Insurance Company (“Intermed”)
•	Interlex Insurance Company (“Interlex”)
•	Insurance Services, Inc. (“Insurance Services”)
•	Trout Insurance Services, Inc.
•	Anesthesiologists Professional Assurance Company (“APAC”)
•	FPIC Insurance Agency, Inc. (“FPIC Agency”)
(1)	FPIC, the holding company, is also grouped within the insurance segment.

Reciprocal Management	•	Provides management, administrative and brokerage services to Physicians’ Reciprocal Insurers (“PRI”), a professional liability insurance reciprocal that conducts business in the state of New York. (PRI is not a subsidiary of FPIC.) Reciprocal Management also provides reinsurance brokerage and administrative services to FPIC.
•	FPIC subsidiaries:
•	Administrators For The Professions, Inc. (“AFP”)
•	FPIC Intermediaries, Inc. (“FPIC Intermediaries”)
•	Group Data Corporation (“Group Data”)
•	Professional Medical Administrators, LLC (“PMA”) (70% owned by FPIC as of December 31, 2002; Effective January 1, 2003, FPIC has an 80% ownership interest in PMA.)

TPA	•	Provides administrative and claims management services to self-insured employer groups for group accident and health insurance, workers’ compensation insurance and general liability and property insurance plans.
•	FPIC subsidiaries:
•	EMI
•	Professional Strategy Options, Inc.
•	FPIC Services, Inc.

The main sources of revenue for FPIC are dividends and management fees from its subsidiaries. The main sources of revenue for the subsidiaries are premiums earned and investment income (insurance segment) and claims administration and management fees and commission income (reciprocal management and TPA segments).

Growth Through Acquisitions

Since 1995, FPIC has grown and expanded its business interests and operations significantly. The following table presents a chronological summary of businesses.

Acquisition Date	Description

July 1, 1995	First Professionals acquired McCreary for $2.0 million plus certain additional payments based on earnings.

January 17, 1997	McCreary acquired EMI for $1.3 million plus certain additional payments based upon earnings. In March 2000, agreements were entered into with the sellers of McCreary and EMI to settle all remaining payments contingent upon earnings.

July 1, 1998	FPIC acquired APAC for $18.0 million. FPIC also paid $3.5 million for non-compete agreements and other fees to key officers of APAC and purchased a 9.9% interest in American Professional Assurance Ltd. (“APAL”), a Cayman Islands captive reinsurer, for $5.5 million.

January 1, 1999	FPIC acquired AFP and a 70% interest in PMA for $56.3 million, paid in cash of $44.7 million and 214,286 shares of FPIC common stock. FPIC now holds an 80% interest in PMA.

March 17, 1999	First Professionals acquired Tenere for $19.6 million in cash. Tenere is a stock holding company headquartered in Springfield, Missouri and owns Intermed and Interlex. Intermed and Interlex market and underwrite medical professional liability (“MPL”) and legal professional liability (“LPL”) insurance. In October 2002, Interlex entered into an agreement to sell the renewal rights to all of its LPL policies to an unrelated insurance organization.

FPIC has also made a small number of other acquisitions, which have since been disposed of or converted to an inactive status and are not shown in the table above. FPIC has not made any acquisitions since 1999, instead devoting its resources and efforts to managing and growing its current businesses.

Insurance Segment

Principal Business. First Professionals, APAC, and Intermed insure doctors, dentists and other healthcare providers for professional liability claims and also offer coverage for their professional corporations. On October 3, 2002, Interlex entered into an agreement with an unrelated insurance organization to sell the renewal rights to all of its LPL policies. Prior to December 1, 2002, Interlex provided lawyers with LPL insurance. The following table summarizes (in thousands) direct and assumed premiums written subdivided by state for the years ended December 31, 2002, 2001 and 2000:

	Direct and Assumed Premiums Written by State
	2002	% of Total	2001	% of Total	2000	% of Total
Florida	$ 186,455	54.1%	134,587	54.8%	108,720	55.1%
Missouri	32,814	9.5%	23,468	9.6%	12,747	6.5%
Texas	20,452	5.9%	26,318	10.7%	17,076	8.7%
Tennessee	20,185	5.9%	6,961	2.8%	11	0.0%
New York	17,472	5.1%	15,654	6.4%	53,220	27.0%
Pennsylvania	14,212	4.1%	13,578	5.5%	4	0.0%
Georgia	12,445	3.6%	6,303	2.6%	1,970	1.0%
Ohio	10,349	3.0%	3,039	1.2%	26	0.0%
Kentucky	9,778	2.8%	4,493	1.8%	—	0.0%
Arkansas	6,827	2.0%	24	0.0%	94	0.0%
Kansas	5,041	1.5%	3,271	1.3%	1,495	0.8%
Alabama	4,054	1.2%	1,669	0.7%	817	0.4%
All other	4,643	1.3%	6,038	2.6%	1,100	0.5%

All states	$ 344,727	100.0%	245,403	100.0%	197,280	100.0%

As of December 31, 2002, FPIC’s insurance subsidiaries were also licensed in Arizona, Delaware, Illinois, Indiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Montana, Nevada, North Carolina, Oregon, South Carolina, Utah, Virginia, Washington and West Virginia.

In 2002, 84.6% of our direct and assumed insurance business was written in Florida, Missouri, Texas, Tennessee, New York and Pennsylvania. Florida and Missouri represent the core states for direct insurance business. New York represents assumed reinsurance from PRI. Insurance business in Texas, Tennessee and Pennsylvania is conducted mainly under the fronting programs of First Professionals and APAC. Under these fronting programs, the direct insurance is written on First Professionals or APAC policy forms and reinsured to other insurance or reinsurance carriers in exchange for fee income. These other insurance or reinsurance carriers assume all or most of the insurance or underwriting risks.

Net premiums written are net of reinsurance ceded, including premiums under fronting programs, and represent the direct and assumed premiums we retain. The following table summarizes (in thousands) net premiums written by state and presents a more representative picture of the insurance business and underwriting risks we retain for our own account.

	Net Premiums Written by State
	2002	% of Total	2001	% of Total	2000	% of Total
Florida	$ 72,319	51.6%	99,069	67.4%	94,943	58.6%
Missouri	27,506	19.6%	18,418	12.5%	10,043	6.2%
New York	17,472	12.5%	15,653	10.6%	53,220	32.9%
Georgia	4,558	3.2%	4,075	2.8%	1,203	0.7%
Texas	4,387	3.1%	2,190	1.5%	302	0.2%
Kansas	4,019	2.9%	2,612	1.8%	1,162	0.7%
Ohio	3,099	2.2%	1,656	1.1%	80	0.0%
Arkansas	3,015	2.1%	2	0.0%	—	0.0%
All other	3,873	2.8%	3,409	2.3%	978	0.7%

All states	$ 140,248	100.0%	147,084	100.0%	161,931	100.0%

Our insurance subsidiaries offer a variety of insurance products. The following table summarizes the premiums written by product for the years ended December 31, 2002, 2001 and 2000.

Products	Description	Direct Premiums Written (“DPW”), Assumed Premiums Written (“APW”), Ceded Premiums Written (“CPW”), Net Premiums Written (“NPW”) ($ Thousands)
2002	2001	2000

Direct MPL	•	Our principal product.	DPW	$ 291,543	201,838	111,697
Insurance	•	Insurance policies covering doctors, dentists and other healthcare providers against professional liability claims and defense costs. Coverage for their professional corporations is also offered.	APW CPW NPW	$ 17,093 $ (171,169 $ 137,467)	18,195 (83,170 136,863)	55,733 (32,668 134,762)
•	Offered to individual practitioners or groups of individual practitioners.
•	Policy limits are predominantly $250,000, $500,000, and $1.0 million per claim and $500,000, $1.0 million and $3.0 million in aggregate; higher limits are available.
•	Includes premiums written under fronting programs of First Professionals and APAC. For more information on our fronting programs, see the discussion of Reinsurance beginning on page 7.

Assumed MPL Reinsurance	•	First Professionals assumes MPL reinsurance from PRI under three programs:
•	An excess of loss treaty with limits of $1.0 million in excess (“XS”) of $1.3 million per loss and $3.0 million in the aggregate covering certain PRI policies issued to doctors and other health professionals.
•	Under a 100% quota share agreement with PRI, First Professionals assumes all of PRI’s obligations under covered extended reporting endorsements for death, disability and retirement (“DD&R”) benefits of PRI’s claims-made MPL policyholders.
•	A third program in which First Professionals assumed reinsurance from PRI in the $250,000 XS $500,000 layer of its main program was not renewed in 2001. All reinsurance assumed under this program has been commuted.

Ceded MPL Reinsurance	•	See the discussion of Reinsurance beginning on page 7.

Products	Description	Direct Premiums Written (“DPW”), Assumed Premiums Written (“APW”), Ceded Premiums Written (“CPW”), Net Premiums Written (“NPW”) ($ Thousands)
2002	2001	2000

LPL Insurance	•	Insurance policies covering lawyers, notary publics, arbitrators and mediators against professional liability	DPW APW	$ 2,775 $ —	2,659 —	2,372 —
		claims and defense costs.	CPW	$ (643)	(679)	(609)

•	Policy limits up to $1.0 million per incident and $3.0 million in aggregate; with a single policy limit shared by all members of an insured firm.	NPW	$ 2,132	1,980	1,763

•	Effective October 3, 2002, Interlex sold the renewal rights to all of its LPL policies to an unrelated insurance organization.

Group Accident and Health Insurance	•	Small group insurance policies offered to members of the Florida Medical Association and Florida Dental Association.	DPW APW CPW	$ (43 $ 96 $ 4)	3,306 4,568 (457)	15,879 8,533 (1,295)

•	Employer sponsored health plans covering medical costs and expenses of employees.	NPW	$ 57	7,417	23,117

•	These programs were terminated in 2001.

Workers’	•	Substantially all fronting programs in	DPW	$ 32,669	14,352	1,018
Compensation Insurance		2002 and 2001. For more information on our fronting programs, see the	APW	$ —	—	—
		discussion of Reinsurance beginning on page 7.	CPW	$ (32,669)	(13,679)	(228)

•	Insures the liability of an employer for work-related injuries to employees, in accordance with the requirements of state law.	NPW	$ —	673	790

Other - Principally	•	Offered in conjunction with MPL policies.	DPW APW	$ 594 $ —	485 —	2,048 —
Investigation Defense	•	Covers the costs of defending investigations involving medical	CPW	$ (2)	(334)	(549)
Coverage		licensing, the Occupational Safety and
		Health Administration, the Equal Employment Opportunity Commission, and other governmental agencies.	NPW	$ 592	151	1,499

•	Also covers defense costs for allegations of Medicare and Medicaid fraud and abuse.

Total Premiums	DPW APW CPW	$ 327,538 $ 17,189 $ (204,479)	222,640 22,763 (98,319)	133,014 64,266 (35,349)

NPW	$ 140,248	147,084	161,931

Claims-Made Policy Forms. A substantial majority of our MPL and LPL insurance policies are issued on a claims-made basis. Under the claims-made policy form, only claims reported to us prior to the expiration of the policy are covered. Claims made after the expiration of the policy are not covered unless the underlying incident or act was reported before the expiration of the policy. This is unlike most other property and casualty insurance policy forms, which cover accidents or perils occurring during the policy period regardless of whether they are reported before or after the end of the policy period.

We also offer prior acts coverage, which covers reported claims that occur because of incidents or acts that happened before the initial claims-made policy period. Prior acts coverage is offered to new claims-made policyholders and is automatic when an existing claims-made policyholder renews his or her policy. In the case of a renewing policyholder, prior acts coverage is cumulative with each successive renewal.

We also offer tail coverage, which covers claims reported after the expiration of our MPL and LPL policies regarding incidents occurring within the policy period. The prices of successive renewals of claims-made policies and tail coverage become higher as the length of time an insured has been covered under the claims-made policy grows. Renewals are also subject to re-underwriting and re-pricing except in the event of the death, disability or retirement of the insured. The claims-made policy includes free tail coverage to protect the insured’s estate in the event of death, disability or retirement. To qualify for the free retirement coverage, a claims-made policyholder must have been insured for at least five consecutive years.

Insurance Cycles. Large numbers of insurers and relative ease of entry and exit have historically had a significant cyclical effect on property and casualty insurance markets. Soft market conditions correspond with the down portion of the industry cycle. In the down cycle, capital and capacity are relatively more abundant creating more competition and depressed prices. At some point in the cycle, competition and depressed prices give way to rising loss trends, the depletion of capital with an exit of capacity, and rising prices. This “hardening” of the market is the beginning of an up-turn in the insurance cycle.

The cyclical nature of the insurance business presents both risks and opportunities to property and casualty insurers. It is more difficult for an insurance company to raise its prices to keep pace with loss costs in a down cycle because competition is usually more intense. A prolonged down cycle creates conditions that can potentially weaken a company, especially a smaller one. An up cycle creates conditions that can improve a company’s chances of maintaining or growing profitable business. The risks and opportunities presented by the up and down insurance cycles manifest themselves by magnifying or reducing other risks, including competition, pricing and underwriting risks. The timing of strategic decisions within these cycles can affect profitability and capital adequacy. The unpredictability of changes in the cycle adds to these risks. We attempt to manage insurance cycle risks by monitoring the cycles and taking steps to mitigate the extreme effects they can cause. Conservative pricing and underwriting and avoiding rapid expansion are two strategies that we believe have helped us mitigate the extreme effects of the changing cycles. For example, we do not enter and exit markets aggressively. Instead, we focus mainly on our core markets where we believe we can compete effectively based upon our name, reputation and service rather than relying on having the lowest prices.

The MPL insurance markets across the country began to harden in 2001 following a five to six year period of soft market conditions. Consequently, we experienced unprecedented premium growth from new policyholders, higher renewals and higher prices. Growth at our insurance companies was so significant that we ceased accepting most applications for new policyholders in June 2002. We have begun accepting applications from new policyholders once again in 2003, although we intend to manage the number of our 2003 policyholders to approximate year-end 2002 levels.

Reinsurance. FPIC’s insurance subsidiaries reinsure portions of their business. The following table summarizes our reinsurance programs for the years ended December 31, 2002, 2001 and 2000.

Reinsurance Programs	Description	Ceded Premiums Written (“CPW”), ($ Thousands)
2002	2001	2000

Excess of Loss	•	Used primarily to limit the amounts at risk for individual and aggregate losses.	CPW	$ (47,540)	(40,313)	(16,475)
•	Business is ceded on an excess of loss basis and is intended to protect us from larger losses and to reduce the volatility of underwriting results.

•	The terms of our excess of loss reinsurance agreements are described below:
•	Covers individual MPL losses incurred in excess of our retention level. Specified portions of loss adjustment expenses are also covered.
•	For 2002, we reinsured our MPL losses incurred in excess of $500,000 (our retention on First Professionals’ and APAC’s anesthesiology programs was $375,000 per loss because we already cede 25% of our retention of this business to APAL, of which we own 9.9%).
•	For 2001 and 2000, we reinsured losses incurred in excess of $250,000 (our retention on First Professionals’ and APAC’s anesthesiology programs was $187,500 per loss because of our 25% cession to APAL).
•	The 2001 and 2000 excess of loss programs included annual aggregate deductibles (10.73% of subject written premium or approximately $12.9 million in 2001; $9.0 million in 2000; all companies combined) for which we received corresponding reductions in our reinsurance costs.
•	Business is ceded to a group of large foreign and domestic reinsurers and several Lloyds of London syndicates.
•	This program is renewed annually as of January 1. The individual reinsurers that participate, their respective levels of participation and other terms may change from year to year.
•	The 2002 excess of loss reinsurance program also contains aggregate limits of up to $3.0 million per policyholder for situations where a policyholder has more than one loss.

Reinsurance Programs	Description	Ceded Premiums Written (“CPW”), ($ Thousands)
2002	2001	2000

Excess of Loss (Continued)	•	Extra contractual obligations (“ECO”)/Excess policy limit (“XPL”) losses can occur in certain situations and represent individual losses in excess of the underlying policy limit.

•	The terms of the ECO/XPL supplement to our excess of loss program are described below:

•	This reinsurance was first put into effect as of April 1, 2000 and is renewable annually.
•	The treaty covers ECO/XPL losses associated with claims for which the awards are made during the coverage period, regardless of when the actual claim or incident occurred.
•	With certain exceptions, this reinsurance covers 90% of an ECO/XPL individual loss in excess of $1.5 million up to a maximum of $10.0 million.
•	If a covered loss occurs, the contract allows for one reinstatement of coverage during the policy period and calls for the payment of a reinstatement premium equal to the original premium for a second loss.

Finite Quota Share (“Finite”) Reinsurance	•	Effective July 1, 2002, First Professionals entered into a Finite reinsurance agreement with two insurance subsidiaries of Hannover Re.	CPW	$ (85,531)	—	—
•	The agreement, which calls for First Professionals to cede quota share portions of its 2002 and 2003 written premiums, contains adjustable features, including a loss corridor, sliding scale ceding commissions and a cap on the amount of losses that may be ceded to the reinsurer.
•	The effect of these features is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals.
•	While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and generally accepted accounting principles (“GAAP”).
•	In addition to ceding a significant portion of its risks to Hannover Re, the agreement also allows First Professionals to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity.

Reinsurance Programs	Description	Ceded Premiums Written (“CPW”), ($ Thousands)
2002	2001	2000

Finite Reinsurance (Continued)	•	First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to the reinsurers, would be retained by First Professionals. At December 31, 2002, this charge would have been $3.6 million.

Fronting	•	Under various fronting programs, we write direct business and cede most of or the entire premium to other insurance or reinsurance carriers.	CPW	$ (71,408)	(58,006)	(18,874)
•	We retain little or no underwriting risk under these programs.
•	We receive ceding commissions and/or fronting fees as compensation under these programs.

Total Ceded Premiums	See Exhibit 10(tt) for additional information on FPIC’s 2003 reinsurance program.	CPW	$ (204,479)	(98,319)	(35,349)

Although reinsurance does not legally discharge our insurance subsidiaries from their obligations to policyholders as the primary insurer, it does make the reinsurer liable to us to the extent of the risk ceded. The placement of reinsurance with a number of individual companies and syndicates mitigates the concentration of credit risk. We monitor the financial condition and creditworthiness of our reinsurers periodically and use reinsurance brokers and intermediaries to assist in the process of the placement of our reinsurance. Most of FPIC’s reinsurers are rated A- or better by A.M. Best Company (“A.M. Best”). Reinsurers that are neither authorized nor accredited are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to secure their respective balances due.

On August 2, 2002, Gerling Global Reinsurance Corporation of America (“Gerling”), one of our reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). On December 20, 2002, Gerling’s A.M. Best rating was further downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed itself in voluntary run-off with respect to its U.S. non-life reinsurance business and A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. Gerling has participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. Gerling has also provided facultative reinsurance coverage for non-standard risks. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal, as of January 1, 2003. As of December 31, 2002, the estimated amount of net reinsurance recoverables from Gerling was approximately $13 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $4 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables.

Gerling’s actions, including placing itself in run-off with respect to its U.S. non-life reinsurance business, have been voluntary and as recently as March 10, 2003, it has publicly stated that it is paying its outstanding claims. Consequently, we currently expect that Gerling will fully meet its obligations to us. We will continue to monitor developments at Gerling and should its financial condition worsen, we could, in-turn, recognize a charge for uncollectible reinsurance recoverables.

Competition.     The property and casualty insurance and reinsurance industries are very competitive. Results depend on a number of factors, such as underwriting and investment performance, direct costs associated with the delivery of insurance products, including the costs of regulation, the frequency and severity of claims, as well as inflation. Decisions we make about the risks we insure (pricing and risk selection), the way we operate and provide policyholder service and our financial condition and ratings can all affect our competitive position. The relative size and reputation of an insurer in comparison with others may also influence the purchasing decisions of agents and customers.

The MPL insurance markets in Florida and Missouri, our two primary markets, are competitive in terms of pricing and, until 2002, the number of competitors. Although the number of companies offering MPL insurance products in our core markets declined significantly in 2002, more competitors may enter our markets in the future and affect our position in those markets. In addition, some of our competitors are larger and have greater resources than we do and some have higher ratings. The number of healthcare entities that allow or tolerate self-insurance for their practicing physicians may also increase. In addition to external competitive pressures, our insurance products are largely marketed through independent insurance agencies, all of which represent more than one company, so we also face competition within our own agency system.

We compete in this environment on the basis of our leadership positions in Florida and Missouri and our relationships with the medical and professional communities. In Florida, name recognition, service reputation, medical society endorsements, physician involvement, healthcare activism, and agency force and program development have all contributed to helping FPIC and First Professionals maintain the leading market position. We believe our longstanding position in Florida is an additional competitive advantage that has given us the means to more effectively attract and retain groups and specialties that exhibit better than average risks and maintain a relatively high-quality book of insured business. This helps us maintain greater financial stability and staying power.

First Professionals and APAC are the only stock MPL insurance companies domiciled in Florida. First Professionals has the exclusive endorsements of both the Florida Medical Association and the Florida Dental Association. First Professionals is also endorsed by a number of county medical and state specialty societies.

In both Missouri and Kansas, Intermed competes with regional and national companies. In 2001, the last year for which statistics were available from the Missouri Department of Insurance, there were fifty companies writing MPL insurance for physicians and surgeons in the state. The top four writers had 77% of the market. Intermed was the largest writer in the state in 2001 and had a market share of 26%.

As noted above, FPIC has decided to cease writing LPL insurance. This will allow the capital currently supporting the LPL product to be re-dedicated to our core MPL insurance products.

Some hospitals in Missouri have purchased fee-for-service medical practices and hired the physicians as employees. A number of these physicians purchased professional liability insurance through smaller insurance companies like Intermed. As a result of this consolidation, these same physicians may now have access to self-insured plans offered by the hospitals or professional liability insurance offered by larger insurers and at lower premiums.

Insurance Ratings. Insurance specific ratings represent the opinion of rating agencies on the financial strength of a company and its capacity to meet its insurance obligations. These ratings are based on factors most relevant to policyholders, agents and intermediaries and are not specifically directed toward the protection of investors. They are not recommendations to buy, sell or hold a company’s securities. The significance of individual agencies and their ratings vary among different users. They can be significant to investors and lenders among other factors as an indication of a company’s suitability for investment or creditworthiness. A.M. Best is the primary rating organization for FPIC and is the only insurance rating agency FPIC uses on an interactive basis. Other organizations that rate FPIC develop their ratings independently using publicly available data and without consulting with us. These ratings are generally consumer oriented and involuntary on the part of the company being rated.

In October 2002, A.M. Best lowered its rating of FPIC from A- (Excellent), with a negative outlook, to B++ (Very Good), with a stable outlook. Among other things, A.M. Best attributed this rating action to our recent significant growth in premiums in the face of its serious concerns about loss trends and reserve adequacy in the MPL insurance sector. Additional information may be found at the A.M. Best website at www.ambest.com.

An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. In addition, some of the independent agents and brokers who place business with our companies and other competitors have a minimum A.M. Best rating standard of A-. The significance of the A.M. Best rating varies depending upon the products involved, the customers and agents and the competition and market conditions. Although any rating downgrade is a negative, the lowering of our A.M. Best rating to B++ (Very Good) has not had a material negative impact on our business to date. The B++ rating reflects very good financial strength and remains within A.M. Best’s “Secure Ratings” range. We also believe that insurance ratings are generally not as significant to MPL agents and policyholders as they are with regard to certain other insurance products. The hardening markets have also substantially reduced the number of MPL insurers and capacity in the MPL markets served by FPIC.

Regulation.     Our insurance subsidiaries are regulated at the state level. The state insurance departments of Florida and Missouri, where our insurance companies are domiciled, are the primary regulators. Our insurance companies are also regulated in other states where they do business. State insurance laws also regulate FPIC as an insurance holding company. FPIC and all its subsidiaries are required to register and furnish information about our operations, management and financial condition to the Florida and Missouri insurance departments. The insurance departments perform financial and market conduct examinations of our insurance companies periodically and also require disclosure or approval of material transactions, such as dividends from our insurance subsidiaries to FPIC above certain levels. All transactions within the holding company structure involving our insurance companies must also be fair and reasonable.

Except as described below, Florida insurance laws do not allow any person to acquire, directly or indirectly, five percent or more of the voting securities of an insurance company without the prior written approval of the Florida insurance department. Any purchaser of five percent or more of FPIC common stock is presumed to have acquired a similar level of control of our insurance subsidiaries. Instead of obtaining prior approval, a purchaser of more than five percent, but less than ten percent, of an insurance company may file a disclaimer of affiliation and control with the Florida insurance department. Similar laws exist in Missouri, except that the approval threshold is ten percent or more of a company’s voting securities.

The primary purpose or mission of insurance regulation is the protection of policyholders. State insurance laws generally delegate broad regulatory powers to insurance departments including granting and revoking licenses, approving policy forms and premium rates, regulating trade practices, establishing required statutory financial statements and prescribing the types and amounts of investments permitted.

Insurance companies are required to file detailed annual reports in each state in which they do business. The financial statements contained in these reports are prepared using regulatory accounting principles, or statutory-basis financial statements as they are referred to in the insurance industry. Statutory accounting practices represent a comprehensive basis of accounting that is different from GAAP and so the accounting practices used by the insurance subsidiaries in their regulatory financial statements are different from the accounting policies used in preparing the consolidated financial statements included in this Form 10-K.

The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (the “NAIC Codification”). The NAIC Codification became applicable to all statutory-basis financial statements issued after January 1, 2001. While the NAIC Codification represents the official guidance on the statutory basis of accounting, the individual states and insurance departments continue to have the discretion to modify its guidance or establish their own statutory accounting practices for insurance companies.

Insurance companies are also subject to assessments by state financial guaranty associations. The primary purpose of these guaranty associations is to fund the unpaid claims and policyholder benefits of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their states.

The Gramm-Leach-Bliley Act of 1999 (the “Act”) significantly changed the previous regulatory framework that generally prevented affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Act revised and expanded Federal banking laws to permit a bank holding company to engage in other financial services, including insurance, through a new entity known as a “financial holding company.”

The insurance industry is under continuous scrutiny by Congress, state legislatures and state and federal regulatory agencies. From time to time, regulatory and legislative changes are proposed that could have a material effect, positive or negative, on individual insurers or reinsurers. Current proposals address a wide range of topics and issues that could be material to FPIC. These include tort reform, patient rights and Federal versus state regulation of insurers to name a few. It is not possible to predict which, if any, of these proposals will be adopted or the impact they may have on FPIC.

Marketing.     FPIC markets its MPL policies primarily through independent agencies. We also sell insurance products directly through our subsidiary, FPIC Agency. An integral part of our marketing strategy is targeting sectors of the MPL insurance industry of which we are knowledgeable and that we believe can generate above average operating profits. We periodically identify and target selected medical specialties and “claims-free” physicians within those specialties. Pricing is also determined based upon specialties and geographic regions.

Risk Management. FPIC also participates in comprehensive risk management services to policyholders. These services are designed to help policyholders avoid potential liability by educating them on ways to avoid or prevent risks to patients in their medical practices. Reports containing recommendations about areas of the policyholder’s medical practice that may need attention are provided. FPIC also participates in seminars on risk management with medical societies and other groups. We believe our risk management services enhance risk awareness and loss prevention.

Underwriting.     The underwriting process determines whether or not to accept a new policyholder or renew an existing policyholder and on what terms. When FPIC receives applications for new or renewal MPL insurance, one of the most fundamental underwriting steps is to verify the physician’s claims history. FPIC utilizes its own MPL claims data, as well as information collected by the states in which we operate when making these decisions. If a physician has an excessive claims history, the application is denied. Other information, including status of licensure, educational background, residency experience, practice history and personal references are also evaluated in reaching underwriting decisions. The underwriting departments re-examine each policyholder annually at renewal time before coverage is renewed.

Claims Administration. FPIC’s claims departments are responsible for the investigation of claims, the establishment of case reserves, case management and defense strategy and the coordination and control of defense attorneys. FPIC has networks of defense attorneys who assist in the defense of claims. Our policy is to aggressively defend against claims that do not have merit. When a claim is believed to have merit, the claims department attempts to settle the case expeditiously and as economically as possible. In the mid-1990s, the First Professionals’ claims department shifted its focus towards settling cases more quickly. It was believed that by getting cases settled more quickly, whether with or without a loss payment, the resulting savings in defense costs would be significant. During this same period, First Professionals also saw the ratio of the number of claims it settles with a loss payment to all claims settled (the “CWIP ratio”) begin to rise. Upon analyzing this trend, the rise in the CWIP ratio could not be attributed to specific changes in loss trends or First Professionals’ policyholder base or exposures. It was determined instead that the most likely cause was the focus on settling claims faster, which, in turn, resulted in settling more claims with a loss payment.

In 2001, First Professionals refocused on identifying non-meritorious claims and aggressively defending policyholders once again. Several initiatives were undertaken, including the re-education and re-training of claims personnel, increasing the number of claims personnel, restructuring of the claims department, and enhancements to claims data and reporting. In addition, a new claims management team has been put in place with significant MPL claims experience in Florida. As a result of these initiatives, the ratio of claims closed with an incident payment (“CWIP”) to all closed claims and the average amounts paid for losses and loss adjustment expenses (“LAE”) per claim have begun to improve in 2001 and 2002. We believe that these trends are sustainable; however, losses and LAE are affected by numerous other factors, many of which are outside our control. Given the broad range of uncertainties that can affect MPL claims, there can be no assurance that these trends will be sustained.

Investments.     FPIC’s investment strategy is to maintain a diversified investment portfolio that is focused on high grade, fixed-income securities. The majority of these securities are held as invested assets by the various insurance subsidiaries. At the close of 2002, approximately 20% of the fixed-income portfolio was invested in tax-exempt securities and approximately 80% in taxable securities.

Realized investment gains and losses are recorded when investments are marked-to-market, sold, deemed other-than-temporarily impaired, or in other situations as required by GAAP, with the corresponding gain or loss included in earnings. Variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings.

Liability for Losses and LAE. The liability for losses and LAE (“loss and LAE reserves”) represents our aggregate best estimate of the amounts we expect to pay out in the future on account of all insured unpaid claims and incidents as of the end of the period. This liability also contains estimates for insured losses and LAE incurred but not yet reported to us (“IBNR”) including losses under tail policies and covered extended reporting endorsements issued following the death, disability or retirement of claims-made insureds. IBNR reserves are also established for some occurrence MPL business issued in the recent past and for assumed reinsurance, which is written on an occurrence basis. However, substantially all of our core direct MPL business is written on the claims-made policy form, which does not have significant IBNR losses. Loss and LAE reserve estimates are made primarily by the application of actuarial techniques to historical claims information. The techniques used differ depending upon what data is being used to make the projection. However, most of these techniques have the common feature of producing mathematical projections of all losses and LAE for a given period once all the claims have been reported and settled. These estimates are usually referred to as the “ultimate loss” and are the basis for estimation of the loss and LAE reserves. Despite the sophistication of these mathematical techniques, considerable judgment is required both in the selection of assumptions used and in determining which techniques best fit a company’s particular circumstances and trends. Furthermore, each of these techniques contains biases, which can have a material bearing on the accuracy and reliability of the estimate.

We set our loss and LAE reserves taking into account the results of the actuarial techniques applied as well as other assumptions, some of which are not strictly mathematical in nature. Multiple actuarial techniques are applied and a range of projected values is produced from these methods. We select our best estimates for each of our lines of business, compare them with our carried reserves, and make adjustments where differences are significant.

Our actuarial techniques and those used by other property and casualty insurers rely heavily on historical loss experience. It is assumed and generally accepted that historical experience provides a reliable starting point for estimating future loss experience even though uncertainties are always present where future loss cost trends are concerned. MPL insurance is a long-tail line of business meaning that it takes a long time to settle the average claim. A claim can be adversely impacted by events occurring long after the claim occurs and is reported to the insuring company, such as sudden severe inflation or adverse judicial decisions in similar cases. As claims are settled and additional information becomes available, estimates of the loss and LAE reserves may be revised. Because of the size and prominence of loss and LAE reserves, any revision to these estimates could be material to operating results. All changes in loss and LAE reserves, including adjustments to prior year loss and LAE reserves, are accounted for as a charge (or credit) to income in the most recent period presented.

Beginning in 2002, our MPL insurance companies began utilizing the in-house actuarial staff of First Professionals for support in determining rates and estimating loss and LAE reserves. Our aggregate liability for losses and LAE as of December 31, 2002, was recorded at our best estimate, which was primarily determined based upon actuarial studies performed by our in-house actuarial staff. In establishing the best estimates of our loss and LAE reserves for various lines of business and in aggregate as of December 31, 2002, we calculated and selected point estimates and our in-house actuarial staff did not develop formal ranges of reasonable values. By recording our loss and LAE reserves at our best point estimate rather than at the midpoint or best point within a range, we are not representing that our reserves are subject to less uncertainty or volatility than other companies that do formally establish reserve ranges. A typical range of reasonableness for loss and LAE reserve estimates in our lines of business, which is primarily medical professional liability insurance, can range from 10% to 15% of the aggregate reserves in width.

Our appointed statutory independent actuarial firm also performed actuarial studies of the loss and LAE reserves for our insurance companies as of December 31, 2002, which opinions have been filed with the statutory annual statements of our insurance companies.

The following table sets forth (in thousands) the development of our loss and LAE reserves, net of reinsurance recovered or recoverable, for the 10-year period ended December 31, 2001 (1):

Year Ended December 31,	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992
Balance Sheet Liability	$ 272,007	238,073	223,597	214,692	200,763	173,971	161,124	155,318	143,415	132,190	126,651

Re-estimated Liability As of:
One Year Later		240,489	232,208	221,212	182,208	159,639	146,009	140,322	129,472	121,543	98,706
Two Years Later			231,617	222,281	182,498	142,369	127,529	116,151	114,193	105,704	89,301
Three Years Later				221,270	183,389	141,850	112,770	106,937	90,666	91,929	76,247
Four Years Later					183,491	140,707	106,557	104,684	86,154	72,854	68,445
Five Years Later						141,437	105,949	103,402	87,807	73,753	69,396
Six Years Later							106,825	103,454	85,881	75,032	70,596
Seven Years Later								104,326	85,854	74,376	71,547
Eight Years Later									86,710	74,206	70,983
Nine Years Later										75,058	70,671
Ten Years Later											71,522

Cumulative Paid As of:
One Year Later		96,496	95,890	91,269	76,291	49,697	33,103	35,562	28,701	24,794	25,924
Two Years Later			163,850	152,862	121,199	90,165	62,612	60,464	52,832	45,162	42,520
Three Years Later				185,126	153,200	115,336	88,649	78,291	63,738	57,597	55,677
Four Years Later					168,522	127,774	98,027	94,882	73,296	62,630	60,448
Five Years Later						134,272	102,355	100,294	82,840	68,052	63,458
Six Years Later							105,689	102,122	85,047	72,509	66,468
Seven Years Later								103,310	85,221	74,138	69,975
Eight Years Later									86,184	73,986	70,753
Nine Years Later										74,819	70,680
Ten Years Later											71,503

(Deficiency) / Redundancy		$(2,416)	(8,020)	(6,578)	17,272	32,534	54,299	50,992	56,705	57,132	55,129
% (Deficiency) / Redundancy		-1.0%	-3.6%	-3.1%	8.6%	18.7%	33.7%	32.8%	39.5%	43.2%	43.5%

(1)     Data presented from 1992 to 1997 reflects only First Professionals’ liability for losses and LAE. The 1998 year reflects losses and LAE data for First Professionals and APAC. The data presented from 1999 to 2002 reflects all of FPIC’s insurance subsidiaries.

This table demonstrates how our total loss and LAE reserves as of the end of each of the last ten calendar years compares with paid losses and re-estimates of those reserves after the end of each of these years. A positive difference at the base of each column means that the reserves carried as of the end of that particular calendar year (including reserves on claims still open, if any) have developed downward. When reserves develop downward, this means that we now believe we will have to pay less for these claims than we had previously set aside in reserves. A negative difference means that the reserves have been increased since the end of the calendar year. This means that we now believe we will have to pay more for these claims than we previously set aside in reserves. For example, the table indicates that the aggregate reserves carried at the end of calendar years 1992 through 1998 have been higher than subsequent payments and re-estimates. In contrast, the reserves at the end of calendar years 1999, 2000 and 2001 have been increased by $6.6 million, $8.0 million and $2.4 million, respectively.

The following table rolls forward (in thousands) FPIC’s aggregate liability for losses and LAE reserves, showing the changes for the period beginning January 1, 2000 and ending December 31, 2002.

	2002	2001	2000
Net loss and LAE reserves, January 1	$ 238,073	223,597	214,692
Incurred related to:
Current year	137,155	119,734	116,246
Prior years	2,416	8,612	6,520

Total incurred	139,571	128,346	122,766

Paid related to:
Current year	9,130	17,980	22,592
Prior years	96,507	95,890	91,269

Total paid	105,637	113,870	113,861

Net loss and LAE reserves, December 31	$ 272,007	238,073	223,597

Gross loss and LAE reserves, December 31	$ 440,166	318,483	281,295
Reinsurance recoverables, December 31	168,159	80,410	57,698

Net loss and LAE reserves, December 31	$ 272,007	238,073	223,597

In the year 2000, most of the prior year’s reserve increase occurred on claims reported to us in 1997 and 1998. We made this increase primarily because, upon re-estimation, we determined that severity (the average cost of a claim) had increased more than we expected. We also increased reserves on other lines of business at First Professionals in 2000, including its now discontinued accident and health line and its assumed reinsurance. The upward development on prior years’ reserves in 2001 includes some increase in the initial estimate for 2000 MPL losses and LAE. In addition, and while most claims and incidents reported are closed without a loss payment, we also raised our estimates relative to the ratio of claims closed with a loss payment to all claims and incidents closed in 2000 and 2001.

For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reciprocal Management Segment

Principal Business. AFP is the administrator and attorney-in-fact for PRI, the second largest MPL insurer of physicians in the state of New York. AFP has an exclusive ten-year management agreement with PRI. The current term of the management agreement runs through December 31, 2008. AFP provides all of the marketing, underwriting, administrative and investment functions for PRI. AFP’s compensation under the agreement is equal to 13% of PRI’s direct premiums written with an adjustment for expected returned premiums. As such, our revenues and results of operations are financially sensitive to the revenues and financial condition of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally. Growth at PRI is subject to surplus constraints; however, as a reciprocal, PRI is able to operate at higher leverage ratios than non-reciprocals such as our insurance subsidiaries. Further, as allowed under New York insurance laws, PRI has requested and received permission from the New York State Insurance Department to follow the permitted practice of discounting its loss and LAE reserves. PRI’s rates, including rates charged for policies in excess of $1.3 million, which have been reinsured to First Professionals, are mandated by the New York State Insurance Department (“DOI”). Prior to 2002, AFP’s compensation also included an additional incentive provision equal to plus or minus 10% of PRI’s statutory net income or loss. AFP is also reimbursed by PRI for certain expenses paid on PRI’s behalf. The expenses reimbursed by PRI are principally salaries and related payroll expenses, and overhead costs associated with claims, legal and risk management course personnel employed by AFP who work on PRI business. During 2002, the agreement was amended by AFP and PRI to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002.

With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. AFP has earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001. In addition, under the amendment, AFP will be reimbursed for 50% of the costs of the risk management department it maintains for PRI insureds, for which it is not already reimbursed. The management agreement and amendments were reviewed and approved by the New York DOI.

In addition, reinsurance brokerage and placement services are provided by AFP’s subsidiary, FPIC Intermediaries. FPIC Intermediaries also provides these services for our insurance companies. Certain brokerage and administration services for professional liability insurance programs are provided to PRI through a third entity, FPIC’s 70% owned subsidiary, PMA. PMA is licensed as an insurance broker in New York and the Commonwealth of Pennsylvania. As a program manager, PMA is responsible for the underwriting, claims administration, risk management, marketing and accounting for the programs that it administers.

Competition.     AFP has no direct competition for the services it provides to PRI. PRI, however, is subject to competition. The MPL insurance market in New York is tightly regulated relative to other states. Two carriers make up over 80% of the market: Medical Liability Mutual Insurance Company (“MLMIC”), with 55% of the MPL market; and PRI with a 25% market share. While MLMIC has a B++ rating by A.M. Best and PRI has no rating, we believe, as exhibited by historical experience, that PRI’s name recognition, service and reputation contribute to its ability to maintain its market share.

Marketing.     AFP markets PRI policies in New York to physicians, podiatrists, chiropractors, dentists and healthcare facilities through AFP’s in-house marketing representatives and through independent brokers. As of December 31, 2002, PRI wrote 59% of its business directly and 41% of its business through brokers. AFP also offers certain other insurance coverage underwritten by other carriers to PRI’s insureds on a non-commission basis. AFP markets PRI’s healthcare facilities professional liability insurance in New York primarily through outside brokers.

PRI has also received the exclusive endorsement agreement of one of New York’s largest preferred provider organization (“PPO”) networks. Through this endorsement agreement, the PPO completes two mailings per year to its credentialed members endorsing PRI. Since inception in 1998, PRI has underwritten approximately 2,000 insureds under this program.

The risk management department of AFP has developed multiple specialty related seminars for doctors. These programs are designed to educate the insureds on ways to improve their medical practice procedures and to assist them in implementing risk modification measures. AFP also conducts on-site surveys for doctors and healthcare facilities to review their practice procedures. All policyholders are provided with a complete detailed report on the findings and the recommended actions, if any, to be taken.

During 2000, AFP introduced dental liability coverage to PRI’s list of specialties. This line of business is primarily marketed through local brokers. AFP has also begun to introduce preferred banking products and services for PRI insureds as ancillary products.

Regulation.     Both AFP, as reciprocal manager and attorney-in-fact, and PRI are subject to regulatory oversight by the New York DOI. In addition, AFP is subject to examination by the New York DOI and is required to file an annual statement audited and certified by the same independent certified public accountant that audits PRI. Additional requirements are imposed upon the attorney-in-fact by statutorily mandated provisions, which must be included in the agreement between the reciprocal and its subscribers as well as the agreement between the reciprocal and the attorney-in-fact.

For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third-Party Administration (“TPA”) Segment

Principal Business. EMI provides TPA services for group accident and health, workers’ compensation, general liability and property casualty insurance to self-insured employer groups. Our TPA services include claims administration, utilization review, loss control, COBRA administration and insurance placement. We do not assume insurance risks on these services; instead, each employer assumes this risk. We do act as a broker on behalf of some of our clients and place excess insurance coverage on their behalf with various insurers and reinsurers. We earn commission income from the placement of this excess coverage and ancillary products. We also provide administration services for emerging managed care organizations and an ambulance service organization.

During the fourth quarter 2001, we disposed of our Brokerage Services, Inc. division of EMI located in Albuquerque, New Mexico, and incurred a pre-tax charge of approximately $0.6 million. We sold the division’s assets and cancelled most of its service agreements with self-insured customers. We retained some contracts that are now serviced by our Jacksonville, Florida, division.

We provided TPA services to fifty-two clients at December 31, 2002, five of which accounted for approximately 37% or $4.7 million of the claims administration fees generated by the TPA segment. Approximately 13% or $1.6 million was derived from our single largest client. EMI also manages one workers’ compensation program for which APAC has the corresponding fronting program.

Regulation.     The Florida Department of Insurance and the United States Department of Labor regulate EMI. EMI is also regulated by other states in which it conducts business. EMI is required to furnish annual reports on operational activity to state supervisory agencies and such agencies may examine EMI from time to time.

As noted earlier, the insurance industry is under continuous review by Congress, state legislatures and state and federal regulatory agencies. From time to time, regulatory and legislative changes are proposed for the insurance industry, some of which could impact the TPA business if adopted. Most recently, the Health Insurance Portability and Accountability Act (“HIPAA”) privacy and non-discrimination rules and patient bill of rights laws were enacted. We are in compliance with current mandates as related to this legislation and in a position to remain compliant as implementation of the legislation is completed. We cannot predict whether other regulatory or legislative proposals being considered will ultimately be adopted and, if so, what impact they may have on our TPA business.

Competition. We believe our TPA is competitive with regard to prices and services, and our principal competitors in the group accident and health market are other similar TPA’s and insurance companies that offer fully insured products and administrative services to self-insurance programs. While we believe our TPA enjoys strong name recognition within our niche and a good service reputation with regard to our core administration services, we also recognize that access to insurance provider networks is a major factor and perhaps the greatest factor in some cases in obtaining and retaining clients.

Within the market for workers’ compensation and property insurance, we must contend with our clients’and potential clients’ perception that larger companies will be more competitive with regard to prices and have greater access to insurance markets. Our TPA also enjoys strong name recognition and loyalty among its current client base that has resulted in the maintenance of long-term client relationships.

Marketing. EMI primarily markets its TPA services in Florida. EMI may sell services directly or operate through agents and brokers. EMI’s marketing strategy includes superior service, competitive pricing and delivery of support services. EMI’s plan is to focus geographically with an emphasis in Florida and to continue to use agents and brokers to receive requests for proposals as well as utilize various services in which proposals are listed.

For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

At December 31, 2002, FPIC employed 612 people. None of our employees are covered by a collective bargaining agreement. We believe our relationships with our employees are very important and that the significant number of long-term employees we have and our low attrition are indicative of good employee relations.

Additional Information with Respect to FPIC’s Business

The amounts of operating revenue and identifiable assets attributable to the aforementioned business segments are included in Note 21 to FPIC’s consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding FPIC’s investments is included in Note 5 to FPIC’s consolidated financial statements. Finally, information concerning FPIC’s revolving credit facility and term loan is included in Note 14 to FPIC’s consolidated financial statements.

Item 2. Properties

The physical properties used by FPIC and its subsidiaries are summarized below:

Business	Location	Type of Property	Owned or Leased	Approximate Square Footage
Corporate headquarters	Jacksonville, FL	Offices	Leased	8,900
First Professionals	Jacksonville, FL	Offices	Owned	30,990
APAC	Coral Gables, FL	Offices	Leased	4,200
Tenere	Springfield, MO	Offices	Leased	13,300
AFP	Manhasset, NY	Offices	Leased	55,600
EMI	Stuart, FL	Offices	Leased	13,300
EMI	Jacksonville, FL	Offices	Leased	18,000

Item 3. Legal Proceedings

FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. FPIC has evaluated such exposures as of December 31, 2002, and believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims. However, in one such case, arising in 1993, no such coverage is available and an estimate of possible loss currently cannot be made. In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of December 31, 2002, and in all cases, believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common equity has been publicly traded on the NASDAQ National Market System since August 1, 1996 under the symbol, “FPIC”. Additional information about FPIC can be found on our website www.fpic.com. The following table sets forth, for the periods indicated, the high and low bid quotations as reported. Such quotations reflect inter-dealer bids and offers, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	2002		2001
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$15.90	10.70	13.88	9.00
Second Quarter	$16.00	11.90	13.75	9.00
Third Quarter	$15.07	7.65	15.09	10.00
Fourth Quarter	$ 8.97	3.50	15.40	11.24

18

We estimate that as of March 20, 2003 there were approximately 2,330 shareholders of record of FPIC common stock. In the past two years ended December 31, 2002, we have not paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility and term loan agreement places restrictions on the amount of dividends we can pay our shareholders without the consent of our Lenders.

Equity Compensation Plan Information as of December 31, 2002

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available forFuture Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)

Equity Compensation Plans	2,003,862	16.26	569,920
Approved by Security Holders

Equity Compensation Plans Not	—	—	—
Approved by Security Holders

Total	2,003,862	16.26	569,920

Item 6. Selected Financial Data

The selected financial data presented below for the fiscal years ended December 31 should be read in conjunction with FPIC’s consolidated financial statements and the notes thereto which are included elsewhere herein.

	(In thousands)
Balance Sheet Data:	2002	2001	2000	1999	1998
Total cash and investments	$ 538,720	441,966	423,955	353,419	352,067
Total assets	1,026,431	770,822	663,682	587,433	490,943
Liability for loss and LAE	440,166	318,483	281,295	273,092	242,377
Revolving credit facility	37,000	37,000	67,219	62,719	27,165
Term loan	10,208	16,042	—	—	—
Total liabilities	860,518	596,248	491,155	421,054	340,012
Shareholders’ equity	165,913	174,574	172,527	166,379	150,931

	(In thousands, except per share data)
Income Statement Data:	2002	2001	2000	1999	1998
Direct and assumed
premiums written	$ 344,727	245,403	197,280	148,216	116,989
Net premiums written	140,248	147,084	161,931	122,433	101,477
Net premiums earned	151,684	131,058	120,454	118,072	89,562
Total revenues	220,865	197,582	182,089	170,504	120,321
Income before cumulative effect
of accounting change	14,876	2,930	614	21,869	20,693
Cumulative effect of accounting
change, net of tax	(29,578)	—	—	—	—
Net (loss) income	(14,702)	2,930	614	21,869	20,693
Diluted earnings per share
before cumulative effect
of accounting change	1.58	0.31	0.06	2.24	2.22
Basic (loss) earnings per share	(1.57)	0.31	0.06	2.24	2.22
Diluted (loss) earnings per share	(1.56)	0.31	0.06	2.19	2.11

19

For additional information with respect to FPIC’s business see Item 7, management’s discussion and analysis of financial condition and results of operations.

Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report. The consolidated financial statements include the results of all of FPIC’s wholly owned and majority owned subsidiaries.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by or on behalf of FPIC may include forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	Uncertainties relating to government and regulatory policies (such as subjecting FPIC to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);
•	The occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;
•	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;
•	Developments in global financial markets that could affect our investment portfolio and financing plans;
•	The impact of surplus constraints on growth;
•	Developments in reinsurance markets that could affect our reinsurance programs;
•	The impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for our capital and the risk of undisclosed liabilities;
•	Risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally;
•	The competitive environment in which FPIC operates, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;
•	The actual amount of new and renewal business;
•	Rates, including rates on excess policies, being subject to or mandated by regulatory approval;
•	The loss of the services of any of our executive officers;
•	The uncertainties of the loss reserving process;
•	The ability to collect reinsurance recoverables;
•	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on agents’ ability to place insurance business on behalf of FPIC; and
other risk factors discussed elsewhere within this document.

The words “believe,” “anticipate,” “foresee,” “estimate,” “project,” “plan,” “expect,” “intend,” “hope,” “should,” “will,” “will likely result” or “will continue” and variations thereof or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. FPIC undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes, loss and loss adjustment expense (“LAE”) reserves, contingencies and litigation.

We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances. The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of the consolidated financial statements:

Goodwill and Intangible Assets. We have made acquisitions in the past that included significant amounts of goodwill and other intangible assets. Under GAAP in effect through December 31, 2001, we amortized these assets with charges to income over their estimated useful lives, and tested them periodically to determine if they were recoverable from operating earnings on the basis of an estimate of undiscounted cash flows over their useful lives.

Effective January 1, 2002, we adopted Financial Accounting Standard No. (“FAS”) 142, “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized through charges to income, but do continue to be subject to annual (or under certain circumstances more frequent) impairment testing based on estimated fair values. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and will also be subject to impairment testing based on estimated fair values. During the first quarter of 2002, we performed transitional impairment testing required under the new standard and took a charge in the form of a cumulative effect of accounting change for $29.6 million, net of tax effects, as of the beginning of the year.

Loss and Loss Adjustment Expenses. We estimate our liability for losses and LAE (“loss and LAE reserves”) using actuarial techniques and projections of the amounts of ultimate losses and LAE for each period. We also integrate other quantitative and qualitative analyses of conditions into our actuarial analysis that we expect to affect the future development of claims and related expenses. Our loss and LAE reserves comprise the largest liability and most significant estimate or compilation of estimates in our financial statements. Furthermore, our loss and LAE reserves are subject to significant inherent uncertainties and so there can be no assurance as to whether the actual results will be higher or lower than these estimates. Any adjustments or changes for such differences will almost certainly be material, especially to our operating results for a period. As our loss and LAE reserves are re-estimated, changes to those estimates and our carried reserves, if any, are recognized as a charge or credit to income, as the case may be, in the financial statements for the most recent period presented.

With regard to our core medical professional liability (“MPL”) business, which is written primarily on the claims-made policy form, the estimated liability for losses and LAE is basically comprised of our reserves on individual reported losses (“case reserves”), plus provisions for case reserve development and incurred but not reported (“IBNR”) reserves to arrive at our best estimate of what our losses and LAE will be once all cases are settled. These provisions are negative, in aggregate, or a net reduction from the sum total of our individual case reserve estimates for most years. This is because our case loss reserves have historically developed downward, in aggregate, from the time they become fully established to the time they are settled and we expect this trend to continue. Our core claims-made policies do not have IBNR losses, as do traditional occurrence based property and casualty insurance policies. We do estimate and set aside IBNR for LAE, tail coverage and covered extended reporting endorsements issued in the event of death, disability or retirement of claims-made insureds. We also have IBNR loss reserves on some of the direct MPL business we wrote in recent years and on our assumed reinsurance where the coverage is occurrence based.

For the purposes of setting aside reserves on risks insured during the most recent year, including interim periods, for which very little experience is present, forecasted loss ratios were applied to earned premiums during the interim periods. The forecasted loss ratios were judgmentally determined taking into account the results of the most recent actuarial studies performed, current pricing and underwriting, expected loss and LAE trends and other pertinent considerations. In addition, we monitored and analyzed key loss and LAE indicators and trends throughout the year. These included paid losses, newly reported claims and incidents, closed claim activity and other metrics. These indicators were taken into account in assessing the reasonableness of our loss reserve estimates throughout the year and the forecasted loss and LAE ratios applied during each interim period.

Reinsurance.     Reinsurance recoverables are the balances due for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. We estimate the amounts recoverable from reinsurers in a manner consistent with our estimates for the underlying claim liabilities that we reinsured. Reinsurance does not relieve us from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk with respect to the individual reinsurers that participate in our ceded programs to minimize our exposure to significant losses from reinsurer insolvencies. We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

Income Taxes. We account for income taxes in accordance with FAS 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations. No such valuation allowance has been established to date, as we believe it is more likely than not that our deferred tax assets will be fully realized.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Revenue Recognition. Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Some of our assumed reinsurance agreements with Physicians’ Recipricol Insurers (“PRI”) contain adjustable premiums based upon loss experience and our financial statements include estimated adjustments accrued through the end of the reporting period corresponding with our loss experience under these agreements for the period.

Management fees of the reciprocal management segment, determined as a percentage of PRI’s premiums, are recognized as billed and earned under the contract, which generally corresponds with the reported premiums written of PRI, net of an estimate for premium refunds, for the calendar year. Such management fees are estimated, billed and earned for quarterly reporting purposes based upon semi-annual estimates of the reported premiums written of PRI rather than actual written premiums for a quarter, which may vary significantly from quarter to quarter. This convention is used so that management fees are recognized more ratably over the period in relation to the services provided by the reciprocal management segment to PRI.

General

FPIC Insurance Group, Inc. (“FPIC”) was formed in 1996 through a reorganization (the “Reorganization”) in which it became the parent company of Florida Physicians Insurance Company, Inc. (“Florida Physicians”) and McCreary Corporation (“McCreary”), a third party administrator. Under the Reorganization, Florida Physicians shareholders became the shareholders of FPIC and received five shares of FPIC common stock for each share of Florida Physicians common stock. In May 2001, we changed the name of Florida Physicians to First Professionals Insurance Company, Inc. (“First Professionals”). In January 2002, McCreary was merged into its subsidiary, Employers Mutual, Inc. (“EMI”), with EMI continuing as the surviving entity.

We have three main operating segments: insurance, reciprocal management and third party administration (“TPA”). FPIC’s primary sources of revenue are management fees and dividends from its subsidiaries. The main sources of revenue for these amounts are premiums earned and investment income (insurance segment) and claims administration and management fees and commission income (reciprocal management and TPA segments).

Our insurance segment specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. On October 3, 2002, Interlex entered into an agreement with an unrelated insurance organization to sell the renewal rights to all of its legal professional liability policies. The reciprocal management segment contains our subsidiary Administrators For The Professions (“AFP”), which serves as the exclusive manager and attorney-in-fact for PRI, an insurance reciprocal in New York. We do not own PRI and so its financial statements are not consolidated or included in ours. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership basically vest with the policyholders of PRI. The reciprocal management segment also provides brokerage, administration and intermediary services for insurance and reinsurance programs to PRI and FPIC. Our TPA segment markets and administers self-insured plans for both large and small employers, including group accident and health, workers’compensation and general liability and property insurance. Our financial position and results of operations are subject to fluctuations due to a variety of factors and our historical results of operations are not necessarily indicative of future earnings.

Results of Operations

Overview: Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

For the year ended December 31, 2002, we reported a net loss of ($14.7) million, or ($1.56) per diluted share, compared to net income of $2.9 million, or $0.31 per diluted share, for the year ended December 31, 2001. Our net loss for 2002 includes a $29.6 million after-tax charge for the cumulative effect of accounting change related to the adoption of FAS 142 on goodwill and other intangible assets ($48.4 million pre-tax). The transitional impairment charges, resulting from the adoption of FAS 142, were associated entirely with our non-insurance segments. Our income before the cumulative effect of accounting change was $14.9 million, or $1.58 per diluted share, for the year ended December 31, 2002.

Our total revenues for the year ended December 31, 2002 increased 12% to $220.9 million from $197.6 million for the year ended December 31, 2001. The increase in revenues is primarily the result of price improvements on our core MPL business and growth in the number of policyholders. Net premiums earned on our MPL business increased 23% to $148.6 million for the year ended December 31, 2002 from $120.5 million for the year ended December 31, 2001. Revenues earned by our reciprocal management segment increased $2.4 million primarily as the result of an increase in claims administration and management fees earned. In addition, brokerage commissions earned by FPIC Intermediaries, Inc. (“Intermediaries”) also increased when compared with the prior year.

Our total expenses for the year ended December 31, 2002 increased less than 1% to $197.2 million from $196.5 million for the year ended December 31, 2001. Net losses and LAE incurred for the year ended December 31, 2002 increased $11.3 million or 9% when compared with the year ended December 31, 2001. Net losses and LAE incurred on our MPL business increased 17% to $137.7 million for the year ended December 31, 2002 from $117.4 million for the year ended December 31, 2001. Net losses and LAE incurred in 2002 were also reduced by losses and LAE incurred of $39.0 million, which was ceded under the Hannover Re reinsurance agreement. The increase in net losses and LAE incurred for the year ended December 31, 2002, reflects the growth in our business, taking into consideration expected loss trends. The increases in total expenses were offset primarily by ceding commissions related to the Hannover Re finite reinsurance agreement and our adoption of FAS 142. The adoption of FAS 142 eliminated amortization expense of approximately $3.5 million for the year ended December 31, 2002.

One of the most significant financial developments for us in 2002 was our new finite reinsurance agreement with Hannover Re. It is supplemental to our other reinsurance programs and represents a very large additional reinsurance cession for us. The following table summarizes the effects of the Hannover Re agreement on our condensed consolidated income statement and balance sheet accounts. These pro-forma condensed consolidated financial statements are non-GAAP presentations and are not intended to serve as a substitute for our audited consolidated financial statements presented elsewhere. Instead, this presentation is intended to help discern the impact of the Hannover Re agreement in the context of the overall trends in our reported operating results and financial position for 2002 discussed elsewhere.

FPIC INSURANCE GROUP, INC.
Condensed Pro-Forma (“Non-GAAP”) Consolidated Statements of Financial Position and (Loss) Income
As of and for the years ended December 31, 2002 and 2001
(in thousands, except common share data)

	2002	Effects of Hannover Re Agreement	Proforma 2002 (Excluding Hannover Re Agreement)	Proforma 2002 vs 2001 % Change	2001
Assets
Total cash and investments	$ 538,720	(3,513)	542,233	23%	441,966
Due from reinsurers on unpaid losses and advance premiums	168,159	38,794	129,365	61%	80,410
Ceded unearned premiums	78,889	37,352	41,537	2%	40,794
Deferred policy acquisition costs	4,452	(5,229)	9,681	8%	9,001
Deferred income taxes	34,653	(4,507)	39,160	96%	19,944
Other	201,558	—	201,558	13%	178,707

Total assets	$ 1,026,431	62,897	963,534	25%	770,822

Liabilities and Shareholders’ Equity
Losses and loss adjustment expenses	$ 440,166	—	440,166	38%	318,483
Unearned premiums	173,421	—	173,421	18%	146,761
Reinsurance payable	96,470	60,196	36,274	36%	26,689
Deferred ceding commission	4,669	4,669	—	0%	—
Federal income tax payable	120	(3,527)	3,647	100%	—
Other	145,672	—	145,672	40%	104,315

Total liabilities	860,518	61,338	799,180	34%	596,248

Total shareholders’ equity	165,913	1,559	164,354	-6%	174,574

Total liabilities and shareholders’ equity	$ 1,026,431	62,897	963,534	25%	770,822

Net premiums written	$ 140,248	(85,531)	225,779	54%	147,084

Revenues
Net premiums earned	$ 151,684	(48,179)	199,863	52%	131,058
Net investment income	19,902	(1,075)	20,977	-10%	23,377
Other	49,279	—	49,279	14%	43,147

Total revenues	220,865	(49,254)	270,119	37%	197,582

Expenses
Net losses and loss adjustment expenses	139,571	(39,025)	178,596	39%	128,346
Other underwriting expenses	19,155	(12,767)	31,922	23%	25,883
Other	38,429	—	38,429	-9%	42,267

Total expenses	197,155	(51,792)	248,947	27%	196,496

Income before income taxes and cumulative effect of accounting change	23,710	2,538	21,172	1850%	1,086
Less: Income tax expense (benefit)	8,834	979	7,855	-526%	(1,844)

Income before cumulative effect of accounting change	14,876	1,559	13,317	355%	2,930
Less: Cumulative effect of accounting change (net of tax)	29,578	—	29,578	100%	—

Net (loss) income	$ (14,702)	1,559	(16,261)	-655%	2,930

Basic earnings per common share	$ (1.57)	0.17	(1.73)	-658%	0.31

Diluted earnings per common share	$ (1.56)	0.17	(1.72)	-655%	0.31

Loss ratio	92%	81%	89%	-9%	98%
Underwriting expense ratio	13%	26%	16%	-20%	20%
GAAP underwriting (combined) ratio	105%	107%	105%	-11%	118%

24

Overview: Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

Net income for the year ended December 31, 2001, totaled $2.9 million, or $0.31 per diluted share, compared with net income of $0.6 million, or $0.06 per diluted share, for the year ended December 31, 2000. The 2001 results include the after-tax effects of $5.4 million for an adjustment made to increase reserves on prior years’ business and $0.4 million in restructuring charges associated with our TPA operations. Improved pricing and growth in policyholders during 2001 generated significant top-line growth.

Total revenues for the year ended December 31, 2001 increased 9%, to $197.6 million, from $182.1 million for the year ended December 31, 2000. Annual revenue growth was driven primarily by growth in earned premiums, which contributed $10.6 million to such growth. Significant improvements in pricing and the addition of MPL policyholders, primarily in Florida and Missouri, were the primary source of premium growth. Commission income and claims administration and management fees earned by our non-insurance subsidiaries in New York and Florida also grew, contributing $7.2 million to the growth in total revenues. The growth in total revenues during 2001 was offset by a $1.4 million decline in investment income as a result of lower market yields.

Total expenses for the year ended December 31, 2001 increased 6%, to $196.5 million, from $185.1 million for the year ended December 31, 2000. Net losses and LAE incurred for the year ended December 31, 2001 increased $5.6 million or 5%, over the prior year. Excluding the prior year portions of pre-tax reserve charges in 2001 and 2000 of $8.6 million and $6.5 million, respectively, net losses and LAE incurred increased $3.5 million, or 3% during the year 2001. The increase reflects growth and the continuation of our policy to maintain our reserves at a conservative level. Other underwriting expenses also contributed to the increase in total expenses, primarily as a result of enhancements made to our financial and reporting systems and an increase in operating expenses related to growth in business. Offsetting the increases in expenses was a reduction in the allowance for bad debts of $1.0 million.

Insurance Segment
Our insurance segment is made up of our four insurance subsidiaries, First Professionals, Anesthesiologists Professional Assurance Company (“APAC”) and The Tenere Group, Inc. (“Tenere”) companies, Intermed Insurance Company and Interlex Insurance Company. FPIC operations are also included in the insurance segment due to its size and prominence and the substantial attention the holding company devotes to the segment.

Effective October 3, 2002, we sold the renewal rights on Interlex’s legal professional liability insurance business to a subsidiary of Professionals Direct, Inc., a non-affiliate, for $0.4 million. The sale of Interlex’s renewal rights allows us to re-dedicate Interlex’s capital to our core MPL business.

Financial and selected other data of our insurance segment for the years ended December 31, 2002, 2001 and 2000 is summarized in the table below. Dollar amounts are in thousands.

	2002	Percentage Change	2001	Percentage Change	2000
Direct and assumed premiums written	$ 344,727	40%	245,403	24%	197,280

Net premiums written	$ 140,248	-5%	147,084	-9%	161,931

Net premiums earned	$ 151,684	16%	131,058	9%	120,454
Net investment income	19,718	-14%	22,874	-6%	24,325
Commission income	8	-87%	62	-61%	157
Net realized investment gains	4,688	228%	1,429	420%	275
Finance charge and other income	1,251	71%	731	-52%	1,520
Intersegment revenue	2,351	14%	2,059	84%	1,121

Total revenues	179,700	14%	158,213	7%	147,852

Net losses and LAE incurred	139,571	9%	128,346	5%	122,766
Other underwriting expense	19,155	-26%	25,883	25%	20,640
Interest expense	4,827	6%	4,566	6%	4,291
Other expenses	456	-54%	998	-64%	2,789
Intersegment expense	3,414	-7%	3,652	-44%	6,571

Total expenses	167,423	2%	163,445	4%	157,057

Income (loss) from operations before taxes
and cumulative effect of accounting change	12,277	335%	(5,232)	43%	(9,205)

Less: Income tax expense (benefit)	4,316	198%	(4,385)	30%	(6,280)

Income before cumulative effect of accounting change	7,961	1040%	(847)	71%	(2,925)

Less: Cumulative effect of accounting change	—	0%	—	0%	—

Net income (loss)	$ 7,961	1040%	(847)	71%	(2,925)

Selected Insurance Segment Information
Net paid losses and LAE on professional liability claims	$ 92,497	7%	86,535	-3%	88,903

Average net paid loss per professional liability claim closed
with indemnity payment	$ 184	5%	176	1%	174

Total professional liability claims and incidents reported
during the period	3,191	42%	2,251	14%	1,976

Total professional liability claims closed with indemnity payment	293	-5%	310	-6%	330

Total professional liability claims and incidents closed
without indemnity payment	2,104	46%	1,442	13%	1,280

Professional liability policyholders (excludes
policyholders under fronting arrangements)	16,915	21%	14,010	29%	10,902

Professional liability policyholders under fronting arrangements	4,544	1%	4,482	338%	1,024

26

Direct and assumed premiums written increased 40% to $344.7 million for the year ended December 31, 2002 from $245.4 million for the year ended December 30, 2001. The increase primarily results from rate increases realized and growth in the number of policyholders in our core MPL business. First Professionals implemented rate increases in January and December 2001, and again in December 2002; APAC implemented rate increases in July 2001 and 2002; and Intermed implemented rate increases in November 2001 and July 2002. We also experienced growth in direct premiums written under fronting arrangements for workers’ compensation business of $19.4 million for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The growth in direct premiums written was partially offset by a decline of $7.8 million in group accident and health (“A&H”) programs for the year ended December 31, 2002, which were discontinued in November of 2001.

Direct and assumed premiums written increased 24% to $245.4 million for the year ended December 31, 2001 from $197.3 million for the year ended December 31, 2000. Excluding the effects of the non-recurring portion of assumed premiums under the 100% quota share reinsurance agreement written in the first quarter of 2000 between our insurance subsidiaries and PRI and the effects of the decline in premiums written under A&H programs of $16.7 million, direct and assumed premiums written increased approximately $99 million or 71%. The increase in direct and assumed premiums written is due to the effect of rate increases and growth in new business in our core MPL lines, and growth in premiums written under fronting arrangements. The growth in direct premiums written was partially offset by declines in other MPL assumed premiums written. Under the 100% quota share reinsurance agreement with PRI, we assumed the death, disability and retirement (“DD&R”) risks under PRI’s claims-made insurance policies and recognized assumed premiums written, net of a deferred credit, of approximately $34 million.

Net premiums written decreased 5% to $140.2 million for the year ended December 31, 2002 from $147.1 million for the year ended December 31, 2001. The decline in net premiums written is related to the finite quota share reinsurance agreement effective July 1, 2002 between our largest subsidiary, First Professionals, and Hannover Re. Under the terms of the Hannover Re agreement, we ceded approximately $50.8 million of our unearned premiums, and $34.7 million of our direct written premiums, net of other reinsurance. The agreement, which calls for First Professionals to cede quota share portions of its 2002 and 2003 written premiums, contains adjustable features, including a loss corridor, sliding scale ceding commissions and a cap on the amount of losses that may be ceded to the reinsurer. The effect of these features is to limit the reinsurers’ aggregate exposure to loss and reduce the ultimate costs of this reinsurance to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals. While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of reinsurance protection is significant, as determined in accordance with guidance under both GAAP and statutory accounting practices. In addition to ceding a significant portion of our risks to Hannover Re, the agreement also allows us to reduce our financial leverage and to realize immediate reimbursement for our up-front acquisition costs, which, in turn, lessens the strain on our capital.

Net premiums earned increased 16% to $151.7 million for the year ended December 31, 2002 from $131.1 million for the year ended December 31, 2001. The increase in net premiums earned is due to rate increases that we implemented and growth in the number of policyholders. Net premiums earned on our MPL business increased 23% to $148.6 million for the year ended December 31, 2002 from $120.5 million for the year ended December 31, 2001.

Net premiums earned increased 9% to $131.1 million for the year ended December 31, 2001 from $120.5 million for the year ended December 31, 2000. The increase in net premiums earned is less than the increase in direct and assumed premiums written for the same period primarily due to the inherent lag between written and earned premiums. In addition, as noted above, direct premiums written include premiums written under fronting agreements for which a relatively small portion of business is retained and therefore only a small portion of premium is ultimately earned. The increase in net premiums earned is due to growth in the number of policyholders and the effects of rate increases instituted by our insurance subsidiaries during 2001. Partially offsetting this increase was a decline in A&H premiums earned of 70%, to $7.2 million for the year ended December 31, 2001, from $24.1 million for the year ended December 31, 2000.

Net investment income declined 14% to $19.7 million for the year ended December 31, 2002 from $22.9 million for the year ended December 31, 2001. The decline in net investment income is primarily due to lower prevailing interest rates and reduced yields on fixed income investments, beginning in the second half of 2001. We also continued to hold significant funds in short-term invested cash in anticipation of possible improvements in fixed income rates rather than committing those funds to longer-term investments at historically low yields. On a consolidated basis, our total cash and investments grew to $538.7 million in 2002, up $96.7 million or 22% from $442.0 million in 2001. Once again, the effects of historically low yields have been offset at least to some extent by growth in cash and invested assets.

Net investment income decreased 6% to $22.9 million for the year ended December 31, 2001 from $24.3 million for the year ended December 31, 2000. The decrease in net investment income is primarily due to lower prevailing interest rates in fixed income securities. The effects of lower yields were offset to some degree by growth in cash and invested assets resulting from growth in insurance premiums. On a consolidated basis, our total cash and investments grew to $ 442.0 million in 2001, up $18.0 million or 4%, from $424.0 million in 2000.

Net realized investment gains increased 228% to $4.7 million for the year ended December 31, 2002 from $1.4 million for the year ended December 31, 2001. Our investment strategy remains focused on high quality, fixed income securities held for the long-term; however, certain securities may be liquidated from time to time in order to reposition the portfolio or to take advantage of current market and economic conditions. The increase in net realized investment gains in 2002 is a reflection of this strategy.

Net realized investment gains increased 420% to $1.4 million for the year ended December 31, 2001 from $0.3 million for the year ended December 31, 2000. We engaged new professional investment managers during 2001 as part of our overall investment strategy. While our investment strategy remains focused on high quality, fixed income securities, some changes have been made in our asset allocations among these types of securities to take advantage of changing market conditions. The increase in net realized investment gains coincides with the liquidation of investments associated with repositioning our investment portfolio.

Finance charges and other income increased 71% to $1.3 million for the year ended December 31, 2002 from $0.7 million for the year ended December 31, 2001. The increase in finance charges and other income is primarily the result of the sale of the renewal rights on Interlex’s legal professional liability business, whereby we realized income in the amount of $0.4 million.

Finance charges and other income decreased 52% to $0.7 million for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000. The decline in finance charges and other income is due to our decision to include a provision for finance charges within our Florida MPL policy premiums, rather than assessing finance charges separately.

Net losses and LAE incurred increased 9% to $139.6 million for the year ended December 31, 2002 from $128.3 million for the year ended December 31, 2001. Net losses and LAE incurred in 2002 were reduced by an increase in ceded losses and LAE incurred under the Hannover Re reinsurance agreement of $39.0 million. The increase in net losses and LAE incurred for the year ended December 31, 2002 reflects growth in business, taking into consideration expected loss trends. Our loss ratios for the years ended December 31, 2002 and 2001 were 92% and 98%, respectively. A loss ratio is defined as the ratio of loss and LAE incurred to net premiums earned. The 6% decrease in the reported loss ratio for the year ended December 31, 2002 is primarily due to a significant prior year reserve charge taken in 2001, which was not necessary in 2002 (-5%), loss expense reduction and productivity (-2%), our exit from our former group A&H business (-1%) and other (-1%); which were partially offset by the effects of the new Hannover Re agreement (3%).

Net losses and LAE incurred increased 5% to $128.3 million for the year ended December 31, 2001 from $122.8 million for the year ended December 31, 2000. The loss ratios for such periods were 98% and 102%, respectively. During the fourth quarter of 2001, we made a decision to adjust reserves upward by $8.8 million, pre-tax. Our decision to increase reserves reflects our policy to maintain our reserves at a conservative level. Excluding the prior year portions of pre-tax reserve charges in 2001 and 2000 of $8.6 million and $6.5 million, respectively, net losses and LAE incurred increased $3.5 million, or 3% during the year 2001. The increase in losses and LAE incurred was partially offset by a decline in our group A&H business corresponding with the withdrawal from our group A&H programs in 2001. The remaining increase is consistent with the growth in business during 2001 and continues to reflect our stated objective of maintaining our reserves at conservative levels, taking into consideration expected loss trends and all other pertinent considerations.

The loss and LAE reserves represent our best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, our loss retention levels and the expected frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as the current legal environment affecting the settlement of our liability claims changes. Any such changes could result in future revisions in the estimates of losses or reinsurance recoverables, and would be reflected in our results of operations for the most recent period being reported coinciding with when the change occurs. We believe our reserves for losses and LAE are adequate; however, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such difference, either positive or negative, could have a material effect on our results of operations and financial position.

Other underwriting expenses decreased 26% to $19.2 million for the year ended December 31, 2002 from $25.9 million for the year ended December 31, 2001. The decline in other underwriting expenses is attributable to ceding commissions recognized under the terms of the finite quota share reinsurance agreement with Hannover Re in the amount of $13.2 million. In addition, First Professionals, our largest insurance subsidiary, performed a study of its 2001 expenses incurred in the administration of claims and based on the results of this study, decreased the amount of expenses allocated to LAE in 2002.

Other underwriting expenses increased 25% to $25.9 million for the year ended December 31, 2001 from $20.6 million for the year ended December 31, 2000. The increase in other underwriting expenses is primarily attributable to additional operating expenses associated with the growth in business and expenses incurred to improve our information systems. In addition, two of our insurance subsidiaries, First Professionals and APAC, increased their accruals for guarantee fund assessments by approximately $0.9 million, combined. Offsetting these increases was a reduction in the allowance for bad debts of $1.0 million.

Other expenses decreased 54% to $0.5 million for the year ended December 31, 2002 from $1.0 million for the year ended December 31, 2001. The decline in other expenses is due to our adoption of FAS 142. In accordance with FAS 142, we ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter of 2002.

Other expenses declined 64% to $1.0 million for the year ended December 31, 2001 from $2.8 million for the year ended December 31, 2000. Other expenses for the year 2000 included a non-recurring pre-tax severance charge of $1.8 million.

Income tax expense increased to $4.3 million for the year ended December 31, 2002 from an income tax benefit of $4.4 million for the year ended December 31, 2001. Income tax expense in 2002 increased primarily as a result of an increase in pre-tax income when compared with 2001. We recognized an income tax benefit in the prior year because our permanent differences, primarily tax-exempt interest, were greater than our pre-tax income. The effect of these permanent differences was proportionately less when compared with pre-tax income in 2002, resulting in tax expense at an effective rate of 37%. In 2001, we also engaged outside investment managers and began re-positioning investments including the re-positioning of investments in tax-exempt municipal securities to investments in taxable securities.

Reciprocal Management

Our reciprocal management segment is made up of AFP, our New York subsidiary, and its two wholly owned subsidiaries, Intermediaries and Group Data Corporation (“Group Data”). AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance. Group Data acts as a broker in the placement of annuities for structured settlements. The segment also includes the business of Professional Medical Administrators, LLC (“PMA”), a 70% owned subsidiary. Effective January 1, 2003, FPIC owns 80% of PMA. PMA provides brokerage and administration services for professional liability insurance programs. Financial and selected other data for the reciprocal management segment for the years ended December 31, 2002, 2001 and 2000 is summarized in the table below. Dollar amounts are in thousands.

	2002	Percentage Change	2001	Percentage Change	2000
Claims administration and management fees	$ 24,341	6%	22,959	35%	17,044
Net investment income	141	-59%	344	35%	255
Commission income	3,732	50%	2,483	106%	1,203
Other income	83	-79%	399	-76%	1,679
Intersegment revenue	3,381	9%	3,111	-39%	5,124

Total revenues	31,678	8%	29,296	16%	25,305

Claims administration and management expenses	18,940	3%	18,420	23%	15,028
Interest expense	213	100%	—	100%	—
Other expenses	35	-98%	2,172	0%	2,172
Intersegment expense	1,577	4%	1,518	147%	614

Total expenses	20,765	-6%	22,110	24%	17,814

Income from operations before taxes and cumulative
effect of accounting change	10,913	52%	7,186	-4%	7,491

Less: Income tax expense	4,309	52%	2,838	-9%	3,131

Income before cumulative effect of accounting change	6,604	52%	4,348	0%	4,360

Less: Cumulative effect of accounting change	24,363	100%	—	0%	—

Net (loss) income	$ (17,759)	-508%	4,348	0%	4,360

Selected Reciprocal Management Segment Information
Reciprocal premiums written under management	$ 186,924	4%	180,539	34%	134,321

Reciprocal statutory assets under management	$ 821,396	-2%	834,138	3%	811,770

Professional liability policyholders under management	10,547	6%	9,950	21%	8,210

Claims administration and management fees increased 6% to $24.3 million for the year ended December 31, 2002, from $23.0 million for the year ended December 31, 2001. The claims administration and management fees earned by AFP are comprised entirely of management fees from PRI and the increase is due to the growth in premiums written by PRI.

In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums. As such, our revenues and results of operations are financially sensitive to the revenues and financial condition of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally. Growth at PRI is subject to surplus constraints; however, as a reciprocal, PRI is able to operate at higher leverage ratios than non-reciprocals such as our insurance subsidiaries. Further, as allowed under New York insurance laws, PRI has requested and received permission from the New York State Insurance Department to follow the permitted practice of discounting its loss and LAE reserves. The New York State Insurance Department mandates PRI’s rates, including rates charged for policies in excess of $1.3 million, which have been reinsured to First Professionals.

Claims administration and management fees increased 35% to $23.0 million for the year ended December 31, 2001, from $17.0 million for the year ended December 31, 2000. The increase in claims administration and management fees is due to an increase in the premiums written by PRI.

Commission income increased 50% to $3.7 million for the year ended December 31, 2002 from $2.5 million for the year ended December 31, 2001. The increase in commission income is due to an increase in brokerage commissions earned by Intermediaries for the placement of reinsurance, which is the result of an increase in written premiums placed and the rates for reinsurance. In addition, commission income of approximately $0.5 million was recognized as a result of a brokerage fee earned from Hannover Re related to the placement of our finite reinsurance agreement.

Commission income increased 106% to $2.5 million for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000. The increase in commission income corresponds with the increase in the amount of reinsurance brokered by Intermediaries in 2001.

Other income decreased 79% to $0.1 million for the year ended December 31, 2002 from $0.4 million for the year ended December 31, 2001. Effective January 1, 2002, AFP and PRI amended the management agreement, including the elimination of the sharing by AFP of 10% of PRI’s statutory net income or loss, which accounts for the decline in other income. The amendment was approved by the New York State Insurance Department.

Other income decreased 76% to $0.4 million for the year ended December 31, 2001 from $1.7 million for the year ended December 31, 2000. The decrease in other income is the result of lower statutory net income at PRI compared to the year 2000. The income received by AFP related to PRI’s statutory net income for the years ended December 31, 2001 and 2000 was $0.3 million and $1.6 million, respectively. In accordance with the management agreement between AFP and PRI, through 2001, AFP received or paid an amount equal to 10% of PRI’s statutory net income or loss.

Claims administration and management expenses increased 3% to $18.9 million for the year ended December 31, 2002 from $18.4 million for the year ended December 31, 2001. The increase in claims administration and management expenses for the year ended December 31, 2002 is due to an increase in operating expenses incurred to manage the growth in business at PRI, offset partially by a decline in risk management department expenses when compared to the year ended December 31, 2001. As noted above, the management agreement between AFP and PRI was amended in 2002. As part of the amended agreement, PRI is to reimburse AFP for 100% of risk management department expenses as compared with 50% under the former agreement.

Claims administration and management expenses increased 23% to $18.4 million for the year ended December 31, 2001 from $15.0 million for the year ended December 31, 2000. The increase in claims administration and management expense is primarily attributable to an increase in commission expense incurred as a result of growth in brokerage and administration business at AFP and PMA. Under terms of the management agreement between AFP and PRI, AFP is responsible for brokerage costs incurred by PRI. In addition, AFP incurred additional operating expenses related to the growth in direct business at PRI.

Interest expense increased to $0.2 million for the year ended December 31, 2002. The increase in interest expense is the result of the 2002 amendment to the management agreement between AFP and PRI. In accordance with the amended agreement, AFP has agreed to pay 6% annual interest on the 10% profit share amounts already earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any.

Other expenses decreased 98% to $0.04 million for the year ended December 31, 2002 from $2.2 million for the year ended December 31, 2001. The decline in other expenses is due to the effects of the adoption of FAS 142. In accordance with FAS 142, we ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter of 2002. The reciprocal management segment also recorded a transitional impairment charge of $24.4 million, after-tax, which is accounted for as the cumulative effect of accounting change. The non-cash transitional impairment charge primarily reflects certain intangibles and synergies, which, in our opinion, are opportunistic in nature and carry a significant degree of uncertainty; therefore, we treated these intangibles conservatively in the valuation required by FAS 142.

Third Party Administration

Our TPA segment is made up of our subsidiary EMI. Financial and selected other data for our TPA segment for the years ended December 31, 2002, 2001 and 2000 is summarized in the table below. Dollar amounts are in thousands.

	2002	Percentage Change	2001	Percentage Change	2000
Claims administration and management fees	$ 12,693	1%	12,545	-3%	12,982
Net investment income	43	-73%	159	-33%	239
Commission income	2,475	-1%	2,503	19%	2,109
Net realized investment losses	—	100%	—	100%	(366)
Other income	8	-78%	36	-83%	213
Intersegment revenue	83	-89%	741	-52%	1,546

Total revenues	15,302	-4%	15,984	-4%	16,723

Claims administration and management expenses	13,958	-6%	14,784	-5%	15,541
Other expenses	—	-100%	1,327	-28%	1,834
Intersegment expense	824	11%	741	22%	606

Total expenses	14,782	-12%	16,852	-6%	17,981

Income (loss) from operations before taxes and cumulative effect of accounting change	520	160%	(868)	31%	(1,258)

Less: Income tax expense (benefit)	209	170%	(297)	32%	(437)

Income (loss) before cumulative effect of accounting change	311	154%	(571)	30%	(821)

Less: Cumulative effect of accounting change	5,215	100%	—	0%	—

Net loss	$ (4,904)	-759%	(571)	30%	(821)

Selected TPA Segment Information
Covered lives under employee benefit programs	109,171	31%	83,637	-23%	108,174

Covered lives under workers’ compensation programs	38,100	1%	37,700	6%	35,600

Claims administration and management fees increased 1% to $12.7 million for the year ended December 31, 2002 from $12.5 million for the year ended December 31, 2001. Our results of operations for the period ended December 31, 2001 include our Albuquerque TPA division, which was disposed of in December 2001. Excluding the effect of the Albuquerque TPA division, claims administration and management fees increased $2.7 million for the year ended December 31, 2002, when compared with the year ended December 31, 2001. The increase in claims administration and management fees reflects growth in new business.

Claims administration and management fees declined 3% to $12.5 million for the year ended December 31, 2001 from $13.0 million for the year ended December 31, 2000. The decline in claims administration and management fees is due to the termination of certain non-profitable contracts at our Albuquerque division. Excluding the effect of the terminated contracts, claims administration and management fees increased $1.1 million for the year ended December 31, 2001, as compared to the same period in 2000.

Commission income was $2.5 million for the year ended December 31, 2002 and relatively flat when compared to commission income for the year ended December 31, 2001. The amount of premium placed by the TPA segment increased during the years 2002 and 2001; however, we decreased the commission rates paid by customers during 2002 and as a result, commission income was relatively flat when compared with the prior year.

Commission income increased 19% to $2.5 million for the year ended December 31, 2001 from $2.1 million for the year ended December 31, 2000. The increase in commission income corresponds with increases in the underlying rates paid by customers for reinsurance being placed by the TPA segment under alternative market arrangements.

Net realized investment losses for the year ended December 31, 2000 were $0.4 million, largely due to the write down of our investment in a joint venture, Bexar Credentials, Inc. (“Bexar”) in the fourth quarter of 2000. Our stock in Bexar was redeemed for $70 thousand in cash and notes receivable in January 2001. All amounts receivable from the sale have been collected.

Claims administration and management expenses decreased 6% to $14.0 million for the year ended December 31, 2002 from $14.8 million for the year ended December 31, 2001. The decline in claims administration and management expenses is due to the disposition of our Albuquerque division. Excluding the effect of the Albuquerque TPA division, claims administration and management expenses increased $2.3 million for the year ended December 31, 2002, when compared with the year ended December 31, 2001. The increase in claims administration and management expenses is due to additional expenses incurred as the result of new business.

Claims administration and management expenses declined 5%, to $14.8 million for the year ended December 31, 2001 from $15.5 million for the year ended December 31, 2000. The decline in claims administration and management expenses is due to the termination of certain non-profitable contracts at our Albuquerque division. Excluding the effect of the terminated contracts, claims administration and management expenses increased $1.0 million for the year ended December 31, 2001, as compared to the same period in 2000.

Other expenses decreased 100% for the year ended December 31, 2002 from $1.3 million for the year ended December 31, 2001. The decline in other expenses is due to the adoption of FAS 142. In accordance with FAS 142, we ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter of 2002. In addition, and as noted above, in 2001 we recognized a pre-tax charge of approximately $0.6 million in connection with the disposition of the Brokerage Services, Inc. (“BSI”) division of EMI in Albuquerque, New Mexico, which did not recur in 2002.

The TPA segment also recorded a transitional impairment charge of $5.2 million, after-tax in 2002, which is accounted for as the cumulative effect of accounting change. In our opinion, the non-cash transitional impairment charge primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the TPA segment.

For the year ended December 31, 2001, other expenses decreased 28%, to $1.3 million from $1.8 million for the year ended December 31, 2000. Excluding the restructuring charges taken during the fourth quarter of 2001 and 2000 mentioned below, other expenses declined 46%, to $0.7 million for the year ended December 31, 2001, from $1.3 million for the year ended December 31, 2000. The decrease in other expenses represents savings from our disposition of non-core businesses during 2000.

During the fourth quarter 2001, we incurred a pre-tax charge of approximately $0.6 million in connection with the disposition of BSI. Under the plan, we sold the division’s assets and cancelled its service agreements with self-insured customers. Certain other contracts were retained and are serviced by our Jacksonville, Florida, division. The 2001 restructuring activity was a continuation of our consolidation of the TPA operations and concluded the restructuring activities of the Albuquerque division that began during 2000. We incurred a pre-tax charge of $0.5 million in 2000 related to this now disposed of division. Excluding the effects of the restructuring charges, the TPA segment incurred a net loss of approximately $0.2 million and $0.5 million for the years 2001 and 2000, respectively.

Management’s Discussion & Analysis of Financial Position: December 31, 2002 Compared to December 31, 2001

Cash and invested assets increased 22% to $538.7 million as of December 31, 2002 from $442.0 million as of December 31, 2001. The increase in cash and invested assets is due primarily to the growth in premiums and related cash flows from operating activities, which increased the amounts available for investment.

Premiums receivable increased 48% to $108.5 million as of December 30, 2002 from $73.4 million as of December 31, 2001. Approximately $28.3 million of the increase in premiums receivable is associated with growth in premiums written on our core MPL insurance business. Approximately $6.7 million of the increase in premiums receivable is associated with growth in premiums written under fronting arrangements for workers’ compensation business.

Due from reinsurers on unpaid losses and advance premiums increased 109% to $168.2 million as of December 31, 2002 from $80.4 million as of December 31, 2001. Approximately $38.8 million of the increase is associated with reserves ceded under the finite reinsurance agreement with Hannover Re. The remaining increase in due from reinsurers on unpaid losses and advance premiums is primarily the result of the increase in the underlying reserves ceded to other insurance carriers under reinsurance arrangements associated with growth in our core MPL insurance business.

Ceded unearned premiums increased 93% to $78.9 million as of December 31, 2002 from $40.8 million as of December 31, 2001. Approximately $37.4 million of the increase is associated with the unearned premiums ceded under the finite reinsurance agreement with Hannover Re.

On August 2, 2002, Gerling Global Reinsurance Corporation of America (“Gerling”), one of our reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). On December 20, 2002, Gerling’s A.M. Best rating was further downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed itself in voluntary run-off with respect to its U.S. non-life reinsurance business and A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. Gerling has participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. Gerling has also provided facultative reinsurance coverage for non-standard risks. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal, as of January 1, 2003. As of December 31, 2002, the estimated amount of net reinsurance recoverables from Gerling was approximately $13 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $4 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables.

Gerling’s actions, including placing itself in run-off with respect to its U.S. non-life reinsurance business, have been voluntary and as recently as March 10, 2003, it has publicly stated that it is paying its outstanding claims. Consequently, we currently expect that Gerling will fully meet its obligations to us. We will continue to monitor developments at Gerling and should its financial condition worsen, we could, in-turn, recognize a charge for uncollectible reinsurance recoverables.

Deferred income taxes increased 74% to $34.7 million as of December 31, 2002 from $19.9 million as of December 31, 2001. The increase in deferred income taxes is primarily due to the adoption of FAS 142. As a result of the transitional impairment tests required by FAS 142, in 2002 we recognized a one-time, non-cash pre-tax charge of $48.4 million and recorded deferred tax assets for tax-deductible goodwill, in the amount of $18.8 million.

Goodwill decreased 72% to $18.9 million as of December 31, 2002 from $67.2 million as of December 31, 2001. The decrease in goodwill is due to the adoption of FAS 142. As a result of the transitional impairment tests required by FAS 142, we reduced the carrying value of goodwill at our reciprocal management and TPA segments. The transitional impairment charge at the reciprocal management segment primarily reflects certain intangibles and synergies, which, in our opinion, are opportunistic in nature and carry a relatively higher degree of uncertainty; therefore, we treated these intangibles conservatively in the valuation required by FAS 142. The transitional impairment charge at the TPA segment primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the TPA segment.

Other assets increased 313% to $54.6 million as of December 31, 2002 from $13.2 million as of December 31, 2001. Approximately $38.2 million of the increase in other assets is due to the sale of investments for which the proceeds from the sale had not been received at December 31, 2002 and a receivable from the broker was recorded. The increase in other assets is also attributable to receivables for amounts due under our fronting programs and an increase in amounts due from PRI related to a change in the management agreement between AFP and PRI, partially offset by the receipt of a state tax refund due to the overpayment of estimated taxes in 2001.

The liability for losses and LAE increased 38% to $440.2 million as of December 31, 2002 from $318.5 million as of December 31, 2001. Excluding the effect of the return of loss and LAE reserves of approximately $9.3 million on business previously assumed from PRI, which was commuted in the first quarter of 2002, the increase in our liability for loss and LAE was approximately $131.0 million. The increase in the liability for losses and LAE is primarily attributable to the growth in our core MPL book of business, taking into consideration expected loss trends and other pertinent considerations.

The loss and LAE reserves represent our best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, our loss retention levels and the expected frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as the current legal environment affecting the settlement of our liability claims changes. Any such changes could result in future revisions in the estimates of losses or reinsurance recoverables, and would be reflected in our results of operations for the most recent period being reported coinciding with when the change occurs. We believe our liability for losses and LAE is adequate; however, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such difference, either positive or negative, could have a material effect on our results of operations and financial position.

Unearned premiums increased 18% to $173.4 million as of December 31, 2002 from $146.8 million as of December 31, 2001. The increase in unearned premiums is the result of the growth in premiums written at our insurance subsidiaries.

Reinsurance payable increased 261% to $96.5 million as of December 31, 2002 from $26.7 million as of December 31, 2001. Approximately $60.2 million of the increase is the result of funds withheld under the terms of the finite reinsurance agreement with Hannover Re. The remaining increase in reinsurance payable is primarily the result of an increase in MPL premiums written.

Paid in advance and unprocessed premiums increased 41% to $14.1 million as of December 31, 2002 from $9.9 million as of December 31, 2001. The increase in paid in advance and unprocessed premiums is primarily the result of growth in our core MPL book of business.

Accrued expenses and other liabilities increased 142% to $75.7 million as of December 31, 2002 from $31.3 million as of December 31, 2001. Approximately $32.6 million of the increase in accrued expenses and other liabilities is related to the purchase of investments for which the costs from the purchase had not been paid at December 31, 2002 and a payable to broker was recorded. Approximately $4.9 million of the increase in accrued expenses and other liabilities is related to commissions payable associated with an increase in insurance business.

Stock Repurchase Plans

Under our stock repurchase programs, we may repurchase shares at such times, and in such amounts, as management deems appropriate, subject to the requirement of our credit facility. In accordance with an amendment to our credit facility dated November 21, 2002, we must obtain the consent of our lenders to repurchase any of our stock. We did not repurchase any shares during 2002. Since the commencement of these repurchase programs, we have repurchased 875,000 of our shares at a cost of approximately $16.2 million. A total of 365,500 shares remain available to be repurchased under the programs.

Liquidity and Capital Resources

The payment of losses and LAE, operating expenses, interest expense and income taxes in the ordinary course of business and the repayment of debt and assignment of collateral are the principal needs for our liquid funds. Cash provided by operating activities has been used to pay these items and was sufficient during 2002 to meet these needs. As reported in the consolidated statement of cash flows, we generated positive net cash from operating activities of $98.1 million for the year ended December 31, 2002. At December 31, 2002, we had cash and cash equivalents of $86.6 million and held fixed maturity debt securities with a fair value of approximately $9.2 million with scheduled maturities during the next twelve months. We believe that cash and cash equivalents as of December 31, 2002, combined with cash flows from operating activities and the scheduled maturities of investments in 2003, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months. A number of factors could cause unexpected changes in liquidity and capital resources available, including but not limited to the following:

i)	Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force;

ii)	Unexpected changes in the amounts needed to defend and settle claims;

iii)	Unexpected changes in operating costs, including new or increased taxes;

iv)	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables;

v)	Possible impairments of our long term investments; and

vi)	Uncertainties surrounding the availability and costs associated with our bank credit financing.

Furthermore, liquidity and capital risks can come about as the result of the broader business and financial risks facing us including the uncertainties and factors disclosed in the Safe Harbor Disclosure. Many, if not most of these types of uncertainties, could have a corresponding and materially negative affect on our liquidity and capital resources, as well as our financial condition and results of operations. In order to compensate for such risk, we:

(i)	Maintain what management considers to be adequate reinsurance;

(ii)	Monitor our reserve positions and regularly perform actuarial reviews of loss and LAE reserves; and

(iii)	Attempt to maintain adequate asset diversification and liquidity (by managing our cash flow from operations coupled with the maturities from our fixed income portfolio investments).

As of December 31, 2002, we had an outstanding principal balance of $47.2 million under a senior credit facility with five banks. The senior credit facility is comprised of (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a $10.2 million term loan facility, repayable in quarterly installments of approximately $1.5 million. We have also deposited $3.0 million (of which, $1.0 million was deposited in January 2003) as collateral under the terms of the credit facility, and are required to either pre-pay principal or make additional collateral deposits of $0.35 million quarterly in 2003. The credit facility also requires that we pre-pay principal or make additional collateral deposits of approximately $1.3 million each at March 31 and June 30, 2004. Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus a current margin of 3.0 percentage points, which may be reduced to a minimum of 2.75 percentage points as we reduce our outstanding indebtedness. In connection with our credit facility, we also entered into two-interest rate swap agreements (the “swap agreements”). We use the swap agreements to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of our floating-rate debt to fixed-rate debt.

We are not required to maintain compensating balances in connection with our credit facility but we are charged a fee on the unused portion, which ranges from 30 to 40 basis points. Under the terms of the credit facility, we are required to meet certain financial and non-financial covenants. Significant covenants are as follows:

i)	Total debt to cash flow available for debt service may not exceed 3.00:1;

ii)	Combined net premiums written to combined statutory capital and surplus may not exceed 1.75:1;

iii)	Funded debt to total capital plus funded debt may not exceed 0.27:1;

iv)	The fixed charge coverage ratio may not be less than 2.00:1 at the end of each quarter through December 31, 2002, and thereafter the fixed charge coverage ratio may not be less than 2.25:1; and

v)	Combined gross premiums written to combined statutory capital and surplus may not exceed 2.75:1.

The credit facility also contains minimum equity and risk-based capital requirements and requires our insurance subsidiary, First Professionals, to maintain at least a B++ (Very Good) group rating from A.M. Best.

Should we fail to meet one or more of our loan covenants, such occurrence would be considered an event of default. If we were unable to provide an acceptable resolution for an event of default, our lenders would have the right to demand immediate repayment in full. Although we have consolidated cash and investments on hand and net cash flows from operating activities in excess of our outstanding debt, as explained further below, most of these funds are held and generated by our insurance subsidiaries, which are subject to regulatory requirements to maintain capital and surplus and dividend restrictions. Therefore, the majority of these funds are not available to the holding company. So, if repayment of our loans were accelerated, FPIC may not have sufficient liquidity from immediately available operating funds. In the case of a significant acceleration or demand for repayment in full, we may be required to secure replacement financing, raise additional capital, restructure our operations or sell assets, or a combination of these, in order to raise the funds necessary to repay our loans. Any such circumstances would likely have a material detrimental impact on our results of operations and financial condition.

On October 23, 2002, A.M. Best announced its decision to change our insurance group rating from A- (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. As a result of the rating change, we were temporarily in non-compliance with the credit facility. As a result of such non-compliance, we negotiated an amendment to the credit facility with our lenders. The terms and conditions of the credit facility described above reflect this amendment.

Shareholder dividends available from our insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. During 2003, these subsidiaries are permitted, within insurance regulatory guidelines, to pay dividends of approximately $12.5 million without prior regulatory approval.

The National Association of Insurance Commissioners has developed risk-based capital (“RBC”) measurements for insurers, which have been adopted by the Florida and Missouri Departments of Insurance. RBC measurements provide state regulators with varying levels of authority based on the adequacy of an insurer’s adjusted surplus. At December 31, 2002, our insurance subsidiaries maintained adjusted surplus in excess of their required RBC thresholds.

Our insurance subsidiaries are also subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states. In addition to standard assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. We would be assessed on a basis of premiums written. During 2001, a special assessment was levied on First Professionals and APAC that totaled $0.9 million. No special assessments were made in 2002 or 2000. In addition, we could be subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as a hurricane.

Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It requires that the cost associated with an exit or disposal activity be recognized when the liability is incurred, not necessarily at the date of an entity’s commitment to an exit plan.  As a result, some costs relating to the disposition may be deferred until later periods when they are incurred. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, we will adopt this statement for applicable transactions occurring on or after January 1, 2003.

FAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” amends FAS 123, “Accounting for Stock-Based Compensation,” to provide transition guidance for a change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of FAS 123 for both annual and interim financial statements.  FAS 148 is effective December 31, 2002.  The adoption of FAS 148 did not have a material effect on our financial statements. The disclosure requirements of FAS 148 have been incorporated into Note 19 to the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. We do not believe that the adoption of FIN 45‘s guidance will have a material effect on our financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. With respect to VIEs created before February 1, 2003, FIN 46 would become effective for public companies no later than the beginning of the first interim or annual period beginning after June 15, 2003 (i.e., third calendar quarter of 2003). FIN 46 also requires that if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when it does become effective, that the enterprise is required to disclose certain information about it in all financial statements initially issued after January 31, 2003. We have considered the guidance contained in FIN 46 and, to date, have not identified any interests or relationships that we believe would be a variable interest in a VIE, as defined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how we managed those exposures as of December 31, 2002. Our market risk sensitive instruments are entered into for purposes other than trading.

The fair value of our debt and equity investment portfolio as of December 31, 2002 was approximately $437.0 million. Our investment portfolio was invested primarily in fixed maturity securities. The fixed maturity portfolio currently maintains an average Moody’s credit quality of AA. We invest in securities with investment grade credit ratings, with the intent to minimize credit risks. As of December 31, 2002, our investments in below investment grade securities were less than 1% of the fixed income portfolio. These securities were downgraded subsequent to acquisition by FPIC. Approximately 54% of the fixed income portfolio is invested in securities rated AAA or its equivalent by investment rating services, 14% is AA, 19% is A, and 12% is BBB. We purchased collateral mortgage obligations in the context of our overall investment and asset class allocation strategy and, specifically, to help improve our yields and current income. Approximately 20% of our fixed income portfolio is allocated to the municipal sector. The balance is diversified through investments in treasury, agency, and corporate and mortgage-backed securities.

Generally, we do not invest in derivatives and do not currently use hedging strategies in our investment portfolio. However, we do have investments in two interest rate swaps to fix the interest rate in connection with our revolving credit facility and term loan.

The four market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks, prepayment risks, and legislative changes, including changes in tax laws that might affect the taxation of our invested securities.

From time to time, discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. We stay abreast of possible legislative acts that could adversely affect the tax-exempt status of municipal securities. At present there are no hedging or other strategies being used to minimize this risk. However, we have also reduced our concentration in tax-exempt municipal securities during 2002, as part of our overall investment strategy.

We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs). Effective duration is a standard measure of interest rate sensitivity, which takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds. The effective duration of our investment portfolio as of December 31, 2002 was 4.8 years. If prevailing market interest rates on investments in debt securities comparable to those we held as of December 31, 2002 were to increase 100 basis points, the fair value of our fixed maturity securities would have decreased approximately $21.0 million.

The amounts reported as cash flows in the table below for fixed maturities represent par values at maturity date, and exclude investment income and expenses and other cash flows. The fair values of fixed maturities are based upon quoted market prices or dealer quotes for comparable securities. The projected cash flows of the credit facility and term loan and operating leases approximate fair value as of December 31, 2002. The fair value of the interest rate swaps is estimated using quotes from brokers and represents the cash requirement if the existing agreement had been settled at year-end.

	Projected Cash Flows (in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total	December 31, 2002 Fair Value
Assets
Fixed maturity securities,
Available for sale	$ 6,997	34,985	35,095	25,694	36,159	265,482	404,412	436,970
Liabilities
Credit facility(1)	$ —	(37,000)	—	—	—	—	(37,000)	(37,000)
Term loan(1)	$ (5,833)	(4,375)	—	—	—	—	(10,208)	(10,208)
Interest rate swaps	$ —	—	—	—	—	—	—	(3,383)
Operating leases	$ (3,005)	(3,036)	(2,886)	(2,529)	(2,023)	(3,659)	(17,138)	(17,138)
Weighted Average Interest Rate
Fixed maturity securities	5.78%	4.65%	6.88%	6.16%	5.82%	6.13%
Credit Facility	4.19%	4.13%	—	—	—	—
Term Loan	4.21%	4.13%	—	—	—	—
Interest rate swaps	4.98%	5.02%	—	—	—	—

(1)    In accordance with our amended Revolving Credit and Term Loan Agreement, we are also required to make mandatory principal prepayments on our Term Loan or provide liquid collateral acceptable to our lenders, in the amount of $0.35 million quarterly in 2003 and $1.3 million at March 31 and June 30, 2004.

Item 8. Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders’ equity and cash flows, present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein, as of and for the years ended December 31, 2002 and 2001, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 10 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill following adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.”

                     PricewaterhouseCoopers LLP

Jacksonville, Florida
February 20, 2003

FPIC INSURANCE GROUP, INC. Consolidated Statements of Financial Position As of December 31, 2002 and 2001 (in thousands, except common share data)

	2002	2001
Assets
Cash and cash equivalents	$ 86,589	75,220
Bonds and U.S. Government securities, available for sale	436,970	348,949
Equity securities, available for sale	6	8
Other invested assets	10,801	13,534
Real estate	4,354	4,255

Total cash and investments	538,720	441,966
Premiums receivable, net of allowance for doubtful accounts
of $400 and $734 in 2002 and 2001, respectively	108,494	73,362
Accrued investment income	5,998	4,605
Reinsurance recoverable on paid losses	6,529	7,305
Due from reinsurers on unpaid losses and advance premiums	168,159	80,410
Ceded unearned premiums	78,889	40,794
Property and equipment, net	4,334	4,727
Deferred policy acquisition costs	4,452	9,001
Deferred income taxes	34,653	19,944
Prepaid expenses	1,744	1,664
Goodwill	18,870	67,232
Intangible assets	1,034	1,317
Federal income tax receivable	—	5,273
Other assets	54,555	13,222

Total assets	$1,026,431	770,822

Liabilities and Shareholders’ Equity
Losses and loss adjustment expenses	$ 440,166	318,483
Unearned premiums	173,421	146,761
Reinsurance payable	96,470	26,689
Paid in advance and unprocessed premiums	14,060	9,942
Revolving credit facility	37,000	37,000
Term loan	10,208	16,042
Deferred credit	8,749	10,007
Deferred ceding commission	4,669	—
Federal income tax payable	120	—
Accrued expenses and other liabilities	75,655	31,324

Total liabilities	860,518	596,248

Commitments and contingencies (Note 17)

Common stock, $.10 par value, 50,000,000 shares authorized;
9,390,795 and 9,337,755 shares issued and outstanding at
December 31, 2002 and 2001, respectively	939	934
Additional paid-in capital	38,322	37,837
Accumulated other comprehensive income (loss)	5,525	(26)
Retained earnings	121,127	135,829

Total shareholders’ equity	165,913	174,574

Total liabilities and shareholders’ equity	$1,026,431	770,822

The accompanying notes are an integral part of the consolidated financial statements. 41

FPIC INSURANCE GROUP, INC. Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income For the Years Ended December 31, 2002, 2001 and 2000 (in thousands, except common share data)

	2002	2001	2000
Revenues
Net premiums earned	$ 151,684	131,058	120,454
Claims administration and management fees	37,034	35,504	30,026
Net investment income	19,902	23,377	24,819
Commission income	6,215	5,048	3,469
Net realized investment gains (losses)	4,688	1,429	(91)
Finance charge and other income	1,342	1,166	3,412

Total revenues	220,865	197,582	182,089

Expenses
Net losses and loss adjustment expenses	139,571	128,346	122,766
Other underwriting expenses	19,155	25,883	20,640
Claims administration and management expenses	32,898	33,204	30,569
Interest expense	5,040	4,566	4,291
Other expenses	491	4,497	6,795

Total expenses	197,155	196,496	185,061

Income (loss) before income taxes and cumulative effect of
accounting change	23,710	1,086	(2,972)
Less: Income tax expense (benefit)	8,834	(1,844)	(3,586)

Income before cumulative effect of accounting change	14,876	2,930	614
Less: Cumulative effect of accounting change (net of an
$18,784 deferred income tax benefit, Note 10)	29,578	—	—

Net (loss) income	$(14,702)	2,930	614

Basic (loss) earnings per common share	$ (1.57)	0.31	0.06

Diluted (loss) earnings per common share	$ (1.56)	0.31	0.06

Basic weighted average common shares outstanding	9,387	9,383	9,497

Diluted weighted average common shares outstanding	9,432	9,468	9,571

Comprehensive (Loss) Income
Net (loss) income	$(14,702)	2,930	614

Other comprehensive income (loss):
Cumulative effect of accounting change	—	124	—
Unrealized holding gains on debt and equity securities	8,966	1,198	14,697
Unrealized holding losses and amortization on derivative
financial instruments	(183)	(2,819)	—
Income tax (benefit) expense related to unrealized gains and losses	(3,232)	503	(5,234)

Other comprehensive income (loss)	5,551	(994)	9,463

Comprehensive (loss) income	$ (9,151)	1,936	10,077

The accompanying notes are an integral part of the consolidated financial statements. 42

FPIC INSURANCE GROUP, INC. Consolidated Statements of Changes in Shareholders’ Equity For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)

	Common Stock	Additional Paid-in capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 31, 1999	$ 962	41,858	(231)	(8,495)	132,285	166,379
Net income	—	—	—	—	614	614
Compensation earned on
issuance of stock options	—	—	126	—	—	126
Unrealized gain on debt
and equity securities, net	—	—	—	9,463	—	9,463
Repurchase of shares, net	(24)	(4,031)	—	—	—	(4,055)

Balance, December 31, 2000	938	37,827	(105)	968	132,899	172,527

Net income	—	—	—	—	2,930	2,930
Cumulative effect of change in
accounting principle (Note 2)	—	—	—	124	—	124
Compensation earned on
issuance of stock options	—	—	105	—	—	105
Unrealized gain on debt
and equity securities, net	—	—	—	778	—	778
Unrealized loss on derivative
financial instruments, net	—	—	—	(1,896)	—	(1,896)
Repurchase of shares, net	(4)	10	—	—	—	6

Balance, December 31, 2001	934	37,837	—	(26)	135,829	174,574

Net loss	—	—	—	—	(14,702)	(14,702)
Unrealized gain on debt
and equity securities, net	—	—	—	5,565	—	5,565
Unrealized loss on derivative
financial instruments, net	—	—	—	(270)	—	(270)
Amortization of unrealized loss on
derivative financial instrument	—	—	—	256	—	256
Issuance of shares	5	485	—	—	—	490

Balance, December 31, 2002	$ 939	38,322	—	5,525	121,127	165,913

The accompanying notes are an integral part of the consolidated financial statements. 43

FPIC INSURANCE GROUP, INC. Consolidated Statements of Cash Flows (in thousands) For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$ (14,702)	2,930	614
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cumulative effect of accounting change, net of deferred tax benefit	29,578	124	—
Depreciation, amortization and accretion	7,960	14,398	9,916
Realized (gain) loss on sale of investments	(4,688)	(1,429)	91
Realized loss (gain) on sale of property and equipment	93	(17)	46
Noncash compensation	—	105	126
Net loss from equity investments	110	511	188
Deferred income tax expense (benefit)	844	(973)	(3,276)
Bad debt expense	668	191	1,139
Changes in assets and liabilities:
Premiums receivable, net	(35,800)	(37,073)	(2,651)
Accrued investment income	(1,393)	1,327	(506)
Reinsurance recoverable on paid losses	776	614	6,830
Due from reinsurers on unpaid losses and advance premiums	(87,749)	(22,712)	702
Ceded unearned premiums	(38,095)	(30,687)	(3,824)
Deferred policy acquisition costs	(5,403)	(12,292)	(9,281)
Prepaid expenses	(80)	(2)	(536)
Federal income tax receivable	5,443	3,246	(4,390)
Other assets	(3,155)	(2,698)	(2,230)
Loss and loss adjustment expenses	121,683	37,188	8,203
Unearned premiums	26,660	46,695	7,763
Reinsurance payable	69,781	20,171	3,179
Paid in advance and unprocessed premiums	4,118	3,796	687
Deferred ceding commission	10,691	—	—
Accrued expenses and other liabilities	10,786	9,829	2,051

Net cash provided by operating activities	98,126	33,242	14,841

Cash flows from investing activities:
Proceeds from sale or maturity of bonds and U.S. Government securities	313,313	221,596	59,373
Purchase of bonds and U.S. Government securities	(395,070)	(182,930)	(59,351)
Proceeds from sale of equity securities	—	566	966
Purchase of equity securities	—	(53)	—
Proceeds from sale of other invested assets	2,682	477	—
Purchase of other invested assets	(48)	—	(813)
Proceeds from sale of real estate	—	—	302
Purchase of real estate investments	(385)	(112)	—
Proceeds from sale of property and equipment	22	165	19
Purchase of property and equipment	(1,876)	(2,527)	(1,931)
Proceeds from sale of subsidiary	—	—	185
Purchase of subsidiary’s net other assets and stock	—	—	(5)
Purchase of goodwill and intangible assets	—	—	(1,895)

Net cash (used in) provided by investing activities	(81,362)	37,182	(3,150)

Cash flows from financing activities:
Receipt of proceeds from revolving credit facility and term loan	—	54,500	4,500
Payment on revolving credit facility	(5,833)	(68,677)	—
Issuance of common stock	438	238	1,824
Buyback of common stock	—	(232)	(5,878)

Net cash (used in) provided by financing activities	(5,395)	(14,171)	446

Net increase in cash and cash equivalents	11,369	56,253	12,137
Cash and cash equivalents at beginning of period	75,220	18,967	6,830

Cash and cash equivalents at end of period	$ 86,589	75,220	18,967

The accompanying notes are an integral part of the consolidated financial statements. 44

FPIC INSURANCE GROUP, INC. Consolidated Statements of Cash Flows (Continued) For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)

	2002	2001	2000
Supplemental disclosure of cash flow activities:
Interest paid	$ 4,718	4,190	3,769

Federal income taxes paid	$ 6,293	540	3,556

Federal income tax refunds received	$ 4,958	3,300	—

Supplemental schedule of noncash investing and financing activities:
Effective January 1, 2000, our insurance subsidiaries
entered into a 100% quota share reinsurance agreement to
assume the death, disability, and retirement risks under
Physicians’ Reciprocal Insurers’ (“PRI”) claims made insurance policies. We received cash and bonds in exchange for
business assumed from PRI recorded as follows:

Assumed unearned premium	$ —	—	33,749
Reduction in net goodwill and intangible assets	—	—	13,205
Receipt of bonds at market	—	—	(44,194)

Net cash received	$ —	—	2,760

The accompanying notes are an intregal part of the consolidated financial statements. 45

Notes to the Consolidated Financial Statements (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

1.	Organization and Nature of Operations

FPIC Insurance Group, Inc. (“FPIC”) was formed in 1996 in a reorganization of First Professionals Insurance Company, Inc. (“First Professionals,” formerly named Florida Physicians Insurance Company, Inc.) and McCreary Corporation (“McCreary”). Under the reorganization plan, First Professionals’shareholders became the shareholders of FPIC. They received five shares of FPIC common stock for each share of their First Professionals’ common stock. McCreary also became a subsidiary of FPIC. Effective January 1, 2002, McCreary was merged into its subsidiary, Employers Mutual, Inc. (“EMI”), with EMI continuing as the surviving entity. FPIC and its subsidiaries operate in three business segments: Insurance, Reciprocal Management and Third Party Administration (“TPA”). The following table provides additional information about FPIC, its business segments and subsidiaries.

Segment	Nature of Business, Products and Services and Companies

•	Specializes in professional liability insurance products and related risk management services for physicians, dentists, and other healthcare providers.
•	FPIC subsidiaries(1):
Insurance	•	First Professionals
•	The Tenere Group, Inc. (“Tenere”)
•	Intermed Insurance Company (“Intermed”)
•	Interlex Insurance Company (“Interlex”)
•	Insurance Services, Inc. (“Insurance Services”)
•	Trout Insurance Services, Inc.
•	Anesthesiologists Professional Assurance Company (“APAC”)
•	FPIC Insurance Agency, Inc. (“FPIC Agency”)
•	Medical professional liability (“MPL”) and legal professional liability (“LPL”) insurance is primarily written in Florida and Missouri. FPIC is also licensed to write insurance in Alabama, Arizona, Arkansas, Delaware, Georgia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Montana, Nevada, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia.
•	Effective December 1, 2002, Interlex ceased writing LPL Insurance. Interlex sold the renewal rights to its LPL policies to an unrelated insurance organization on October 3, 2002.
(1)	FPIC, the holding company, is also grouped within the insurance segment.

Reciprocal Management	•	Provides management, administrative and brokerage services to Physicians’ Reciprocal Insurers (“PRI”), a professional liability insurance reciprocal that conducts business in the state of New York. (PRI is not a subsidiary of FPIC.) Reciprocal Management also provides reinsurance brokerage and administrative services to FPIC.
•	FPIC subsidiaries:
•	Administrators For The Professions, Inc. (“AFP”)
•	FPIC Intermediaries, Inc. (“FPIC Intermediaries”)
•	Group Data Corporation (“Group Data”)
•	Professional Medical Administrators, LLC (“PMA”) (70% owned by FPIC as of December 31, 2002; Effective January 1, 2003, FPIC has an 80% ownership interest in PMA.)

TPA	•	Provides administrative and claims management services to self-insured employer groups for group accident and health insurance, workers’ compensation insurance and general liability and property insurance plans.
•	FPIC subsidiaries:
•	EMI
•	Professional Strategy Options, Inc.
•	FPIC Services, Inc.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

The main sources of revenue for FPIC are dividends and management fees from our subsidiaries. The main sources of revenue for the subsidiaries are premiums earned and investment income (insurance segment) and claims administration and management fees and commission income (reciprocal management and TPA segments).

Risks inherent in FPIC’s operations include legal/regulatory risk, credit risk, underwriting risk and market risk. These risks are discussed below.

Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which FPIC operates will change and create additional costs or expenses not anticipated in pricing our products. That is, regulatory initiatives designed to reduce FPIC’s profits or new legal theories may create costs for FPIC beyond those currently reflected in the consolidated financial statements. This risk is concentrated in Florida, Missouri and New York, where FPIC has written or assumed approximately 52%, 20% and 13%, respectively, of the insurance and reinsurance business we have retained for our own account.

Credit Risk is the risk that issuers of securities owned by FPIC will default, or other parties, primarily our insureds and reinsurers that owe FPIC money, will not pay. Financial instruments that potentially expose FPIC to concentrations of credit risk consist of fixed maturity investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverable related to unpaid losses and LAE and unearned premiums. Reinsurers that are neither authorized nor accredited by applicable state insurance departments (“unauthorized reinsurers”) are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to collateralize their respective balances due to FPIC. We have not experienced significant credit-related losses.

Underwriting Risk is the risk that actual ultimate losses are higher than the losses we estimated in our decisions regarding pricing and selecting of insured risks. Such criteria are generally based upon the expected loss experience for particular types, classes and geographic locations of the insured risks. Unlike other businesses, we must price and sell our insurance policies before the actual loss costs associated with those policies are known. Therefore, to the extent the actual insurance-related results of an insurer, before consideration of investment income, fail to correspond with the related pricing and/or selection criteria, an underwriting gain or loss occurs.

Market Risk is the risk that a change in interest rates will cause a decrease in the value of FPIC’s investments. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss.

2.	Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the accounts of FPIC and all of our wholly owned and majority owned subsidiaries. Certain other entities in which FPIC has a significant investment are reported on the equity basis. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. Management is responsible for making estimates in the preparation of FPIC’s financial statements. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates most susceptible to change are those used in determining the liability for losses and loss adjustment expenses (“LAE”). Although these estimates can vary, we believe that the liability for losses and LAE is adequate. However, there can be no assurance that the estimated amounts will not differ from actual results.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, FPIC considers cash equivalents to include all demand deposits, overnight investments and instruments with a maturity of three months or less.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

Investments. We account for our investments in debt and equity securities under Statement of Financial Accounting Standard No. (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under the provisions of FAS 115, FPIC is required to classify investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. All of our investments in debt and marketable equity securities are classified as available-for-sale on the consolidated statements of financial position, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Market values for debt and marketable equity securities were based on quoted market prices. Other invested assets include investments in two limited partnerships. One of these partnerships invests in stocks and other financial securities of both publicly and non-publicly traded companies, primarily in the insurance and financial services industries. The other partnership is a diversified real estate fund. FPIC also has a private equity investment in one corporation. The carrying values for these investments approximate their fair values.

In addition, FPIC has non-controlling interests in a corporation and another limited partnership, which are accounted for under the equity method of accounting due to the significance of FPIC’s investment.

Income on investments includes the amortization of premium and accretion of discount on the yield-to-maturity method relating to debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other than temporary, if any, would be recorded as realized losses in the consolidated statements of income. As of December 31, 2002, we did not hold any investment securities that were deemed to be other than temporarily impaired.

Real estate investments consist of a building, condominium units and developed land. These investments are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method. Estimated useful lives range from twenty-seven to thirty-nine years. Rental income and expenses are included in net investment income.

We periodically review our real estate investments for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the assets carrying value over its fair value.

Reinsurance. We record our reinsurance contracts under the provisions of FAS 113, “Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts.” Net premiums written, net premiums earned, losses and LAE and underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies including assumed premiums written and earned, losses and LAE and underwriting expenses (principally ceding commissions) is accounted for in the same manner as direct insurance written.

Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve FPIC from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to FPIC. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk with respect to the individual reinsurer that participates in our ceded programs to minimize our exposure to significant losses from reinsurer insolvencies. We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

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

We periodically review our property and equipment for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the assets carrying value over its fair value.

Deferred Policy Acquisition Costs.Deferred policy acquisition costs consist primarily of commissions and premium taxes that are related to the production of new and renewal insurance business. Acquisition costs are deferred and amortized over the period in which the related premium is earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed. Commissions and brokerage fee expenses incurred by FPIC’s non-insurance businesses are expensed as incurred.

Income Taxes. FPIC accounts for income taxes in accordance with FAS 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. We have not established a valuation allowance because we believe it is more likely than not that our deferred tax assets will be fully realized.

Goodwill and Intangible Assets.FPIC has made acquisitions in the past that have included goodwill and other intangible assets. Under accounting principles in effect through December 31, 2001, these assets were amortized as expense over their estimated useful lives. They were also tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis.

Effective January 1, 2002, we adopted FAS 142, “Goodwill and Other Intangible Assets.” In accordance with FAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead, they are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated fair value. We completed the transitional impairment analysis required by FAS 142 during the first quarter 2002 and recorded an impairment charge of $29.6 million, net of an $18.8 million income tax benefit, as the cumulative effect of accounting change. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

See Notes 10 and 11 for a discussion of goodwill and intangible assets.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

Revenue Recognition. Premiums are earned and recognized as revenues on a monthly pro rata basis over the terms of our insurance policies. Policy terms do not exceed one year. Unearned premiums represent the portion of written premiums that remain to be earned in future periods. Premiums received in advance of the policy year are recorded as premiums collected in advance in the consolidated statements of financial position. Claims administration and management fee income is comprised of revenues from the reciprocal management and TPA segments. Management fees of the reciprocal management segment, determined as a percentage of PRI’s premiums, are recognized as billed and earned under the contract, which generally corresponds with the reported premiums written of PRI, net of an estimate for premium refunds, for the calendar year. Such management fees are estimated, billed and earned for quarterly reporting purposes based upon semi-annual estimates of the reported premiums written of PRI rather than actual written premiums for a quarter, which may vary significantly from quarter to quarter. This convention is used so that management fees are recognized more ratably over the period in relation to the services provided by the reciprocal management segment to PRI. Claims administration and management fees of the TPA segment are subject to contractual arrangements, some of which exceed one year. These revenues are recognized as earned and billed under the terms of these contracts, which generally correspond with the provision of services to customers.

Commission income for both non-insurance segments is associated with the placement of reinsurance with outside reinsurers on behalf of PRI, various TPA customers and in some cases, FPIC, where commissions or brokerage fees related to a transaction are payable by the reinsurer. Commissions and brokerage fees are recognized as revenues at the later of the billing or the effective date as there is not an obligation to perform any services after that date.

Losses and Loss Adjustment Expenses. The liability for losses and LAE is based upon our best estimate of the ultimate cost of settling the claims (including the effects of inflation and other societal and economic factors). The estimated costs of settling claims is generally based upon past experience adjusted for current trends, and any other factors that would modify past experience. These liabilities are not discounted.

We use various actuarial techniques to estimate the liability for losses and LAE, including losses that have been incurred but not reported to us (“IBNR”), where applicable. These techniques generally consist of statistical analysis of historical experience and are commonly referred to as loss reserve projections. Our estimation process is generally performed by line of business, grouping contracts with like characteristics and policy provisions. Our decisions to use particular projection methods and the results obtained from those methods are evaluated by considering the inherent assumptions underlying the methods and the appropriateness of those assumptions to the circumstances. No single projection method is inherently better than any other in all circumstances. We generally apply multiple methods in determining our actuarial estimates.

Because the ultimate settlement of claims (including IBNR reserves) is subject to future events, no single claim or loss and loss adjustment expense reserve can be considered accurate with certainty. Our analysis of the reasonableness of loss and LAE reserve estimates does include consideration of the amount of potential variability in the estimate.

The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in current year net income. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently estimated and such differences may be material.

Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated statements of financial position as required by FAS 113.

FPIC also has direct and assumed liabilities associated with covered extended reporting endorsements under claims-made MPL policy forms, which provide, at no additional charge, continuing MPL coverage for claims-made insureds in the event of death, disability or retirement. These liabilities, which possess elements of both loss reserves and pension-type liabilities, are carried within unearned premiums and are estimated using assumptions for mortality, morbidity, retirement, interest and inflation.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

Per Share Data.Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period.

Accounting for Stock-based Compensation.FAS 123, “Accounting for Stock-based Compensation,” requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to FPIC’s consolidated financial statements. FPIC elected to adopt FAS 123 on a disclosure basis only and measures stock-based compensation in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” using intrinsic values with appropriate disclosures under the fair value based method as required by FAS 123 and the new accounting pronouncement FAS 148 (see discussion of FAS 148 below.)

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Interest Rate Swap.We account for our interest rate swaps in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” FPIC uses derivative financial instruments to manage market risks related to changes in interest rates associated with its revolving credit facility and term loan. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counter parties are included as adjustments to accrued interest. See Note 15 for additional information related to the interest rate swaps. FPIC does not currently hold and has not issued any other derivative financial instruments.

Reclassification. Certain amounts for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It requires that the cost associated with an exit or disposal activity be recognized when the liability is incurred, not necessarily at the date of an entity’s commitment to an exit plan. As a result, some costs relating to the disposition may be deferred until later periods when they are incurred. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, we will adopt this statement for applicable transactions occurring on or after January 1, 2003.

FAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” amends FAS 123, “Accounting for Stock-Based Compensation,” to provide transition guidance for a change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS 123 for both annual and interim financial statements. FAS 148 is effective December 31, 2002. The adoption of FAS 148 did not have a material effect on our financial statements. The disclosure requirements of FAS 148 have been incorporated into Note 19.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. We do not believe that the adoption of the FIN 45‘s guidance will have a material effect on our financial position.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. With respect to VIEs created before February 1, 2003, FIN 46 would become effective for public companies no later than the beginning of the first interim or annual period beginning after June 15, 2003 (i.e., third calendar quarter of 2003). FIN 46 also requires that if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when it does become effective, that the enterprise is required to disclose certain information about it in all financial statements initially issued after January 31, 2003. We have considered the guidance contained in FIN 46 and, to date, have not identified any interests or relationships that we believe would be a variable interest in a VIE, as defined.

3.	Business Acquisitions

On March 22, 2000, FPIC entered into agreements (the “new agreements”) with the sellers of McCreary and EMI to lock in the remaining payments due under their prior respective acquisition agreements, and thereby effectively eliminated the contingent terms under those agreements. Under the new agreements, FPIC paid the sellers of McCreary $1.7 million on July 31, 2000, and agreed to pay the sellers of EMI $227 and $538 on March 27, 2000 and March 1, 2001, respectively. These payments increased the original purchase price and the recorded goodwill, accordingly.

4.	Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors. Changes in assumptions could significantly affect these estimates. Independent market data may not be available to validate those fair value estimates that are based on internal valuation techniques. Moreover, such fair value estimates may not be indicative of the amounts that could be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values of FPIC’s financial instruments may not be comparable to those of other companies.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of FPIC. For certain assets and liabilities, the information required is supplemented with additional information relevant to an understanding of the fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents – Carrying value approximates the fair value because of the short maturity of these instruments.

•	Bonds and equity securities – Fair value was estimated based on bid prices published in financial newspapers.

•	Other invested assets – Carrying value approximates the fair value.

•	Revolving credit facility – Carrying value approximates the fair value.

•	Term loan – Carrying value approximates the fair value.

•	Interest rate swaps – Fair value was estimated using quotes from brokers and represents the cash requirement if the existing agreement had been settled at year-end.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

The following table presents the carrying values and estimated fair values of FPIC’s financial instruments as of December 31, 2002 and 2001.

	December 31, 2002		December 31, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$ 86,589	86,589	75,220	75,220
Bonds	436,970	436,970	348,949	348,949
Equity securities	6	6	8	8
Other invested assets	10,801	10,801	13,534	13,534

Total financial assets	$ 534,366	534,366	437,711	437,711

Financial liabilities
Revolving credit facility	$ 37,000	37,000	37,000	37,000
Term loan	10,208	10,208	16,042	16,042
Interest rate swaps	3,383	3,383	2,943	2,943

Total financial liabilities	$ 50,591	50,591	55,985	55,985

5.	Investments

The amortized cost and estimated fair value of investments in debt and equity securities as of December 31, 2002 and 2001 were as follows:

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bonds
Corporate securities	$ 166,161	5,722	894	170,989
United States Government
agencies and authorities	104,604	3,196	50	107,750
States, municipalities and
political subdivisions	86,849	2,746	497	89,098
Mortgage-backed securities	67,563	1,647	77	69,133

Total bonds	425,177	13,311	1,518	436,970

Equity securities
Common stocks	7	—	1	6

Total equity securities	7	—	1	6

Total securities available-for-sale	$ 425,184	13,311	1,519	436,976

2001
Bonds
Corporate securities	$ 104,175	2,357	1,814	104,718
United States Government
agencies and authorities	47,157	945	45	48,057
States, municipalities and
political subdivisions	94,304	1,999	1,225	95,078
Mortgage-backed securities	100,488	1,693	1,085	101,096

Total bonds	346,124	6,994	4,169	348,949

Equity securities
Common stocks	7	2	1	8

Total equity securities	7	2	1	8

Total securities available-for-sale	$ 346,131	6,996	4,170	348,957

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

The amortized cost and estimated fair value of debt securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$ 9,117	9,230
Due after one year through five years	135,407	139,990
Due after five years through ten years	146,243	149,010
Due after ten years	66,847	69,607

	357,614	367,837
Mortgage-backed securities	67,563	69,133

	$ 425,177	436,970

As of December 31, 2002, investments in securities and cash with an amortized cost of $15,168 and a market value of $16,546 were on deposit with the insurance departments in various states as required by law. Investments in securities and cash with an amortized cost of $86,116 and a market value of $88,850 were held in trust as collateral for reinsurance assumed as required by law in various states in which we assume insurance business.

Net investment income for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000
Bonds	$ 20,714	21,722	23,310
Equity securities	—	6	43
Real estate	534	772	539
Short-term investments	805	1,407	449
Other invested assets	102	(138)	1,438
Cash on hand and on deposit	416	752	876

	22,571	24,521	26,655
Less: investment expense	(2,669)	(1,144)	(1,836)

Net investment income	$ 19,902	23,377	24,819

Proceeds from sales and maturities of bonds were $313,313, $221,596 and $59,373, for the years ended December 31, 2002, 2001 and 2000, respectively. Proceeds from sales of equity securities were $566 and $966 for the years ended December 31, 2001 and 2000, respectively. Gross gains of $8,769, $4,530 and $168 were realized on sales of debt and equity securities for the years ended December 31, 2002, 2001 and 2000, respectively. Gross losses of $4,092, $3,101 and $3 were realized on sales of debt and equity securities for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, FPIC’s other invested assets included investments in three limited partnerships and two private corporations. These assets were recorded at an aggregate value of $10,801 and $11,334 at December 31, 2002 and 2001, respectively. FPIC sold its investment in HCIF Management Company during November 2002 and received payment in the amount $174. In December 2002, FPIC sold its investment in Renaissance LLP and recorded a note receivable in the amount $2,037, all of which has been collected in 2003. In January 2001, FPIC’s investment in a joint venture, Bexar Credentials Inc., was redeemed for $70.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

6.	Real Estate Investments

At December 31, 2002 and 2001, real estate investments consisted of the following:

	2002	2001
Land and building	$ 5,667	5,283
Condominium units	261	261
Other	38	38

	5,966	5,582
Less: accumulated depreciation	(1,612)	(1,327)

Net real estate investments	$ 4,354	4,255

Total depreciation expense on real estate investments was $286, $256 and $256 in 2002, 2001 and 2000, respectively.

7.	Property and Equipment

At December 31, 2002 and 2001, property and equipment consisted of the following:

	2002	2001
Furniture, fixtures and equipment	$ 3,333	3,133
Data processing equipment and software	8,393	7,487
Leasehold improvements	1,351	1,203
Automobiles	251	313

	13,328	12,136
Less: accumulated depreciation	(8,994)	(7,409)

Net property and equipment	$ 4,334	4,727

8.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Beginning balance	$ 9,001	5,967	2,789
Additions	6,707	12,293	8,795
Amortization expense	(9,952)	(9,259)	(5,617)
Reductions	(1,304)	—	—

Ending balance	$ 4,452	9,001	5,967

During 2002, we recorded a charge related to our MPL business at Intermed, as it was estimated that not all of its deferred policy acquisition costs were recoverable. As a result, deferred policy acquisition costs were reduced by the amount $1,304.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

9.	Income Taxes

FPIC’s provision for income taxes for 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000
Current expense (benefit)
Federal	$ 6,605	(1,205)	(936)
State	1,385	334	626

Total	7,990	(871)	(310)

Deferred expense (benefit)
Federal	767	(1,149)	(2,943)
State	77	176	(333)

Total	844	(973)	(3,276)

Net income tax expense (benefit)	$ 8,834	(1,844)	(3,586)

The provision for income taxes differs from the statutory corporate tax rate of 35% for 2002, 2001 and 2000 as follows:

	2002	2001	2000
Computed “expected” tax expense (benefit)	$ 8,298	380	(1,040)
Municipal bond interest	(1,309)	(2,416)	(2,851)
State income taxes, net of Federal benefit	950	332	190
Prior year adjustments upon IRS examination	544	—	—
Other, net	351	(140)	115

Actual income tax expense (benefit)	$ 8,834	(1,844)	(3,586)

At December 31, 2002 and 2001, the significant components of the net deferred tax asset were as follows:

	2002	2001
Deferred tax assets arising from:
Goodwill	$ 15,231	—
Loss reserve discounting	9,399	11,775
Unearned premium reserves	9,044	11,719
Net operating loss carry forward	2,221	925
Deferred ceding commission	1,801	—
Unrealized losses on securities	2,069	341
Benefit plans	1,188	521
Other	1,251	64

Total deferred tax assets	42,204	25,345

Deferred tax liabilitites arising from:
Unrealized gains on securities	4,413	—
Deferred policy acquisition costs	2,626	3,530
Goodwill	—	1,534
Other	512	337

Total deferred tax liabilities	7,551	5,401

Net deferred tax asset	$ 34,653	19,944

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

Net deferred tax assets and Federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management’s conclusions as to the ultimate realizability of deferred tax assets.

During 2002, FPIC concluded examinations by the Internal Revenue Service (“IRS”) of its consolidated Federal income tax returns for the years ended December 31, 1998 and 1999. As a result of these examinations, a net additional provision for income taxes was recognized in the amount of $554. FPIC is scheduled to undergo an IRS examination of its Federal income tax returns for the years ended December 31, 2000 and 2001, beginning in April of 2003. Based on the results of our recently completed IRS examinations, we believe that our income tax returns are correct and in compliance with applicable tax laws in all material respects. However, there can be no assurance that additional tax adjustments and related penalties and interest will not be proposed and incurred as a result of an IRS examination.

10.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Beginning balance	$ 67,232	70,754	71,851
Additions at cost	—	—	2,557
Reductions at cost	—	—	(46)
Transitional impairment charge
under FAS 142	(48,362)	—	—
Amortization expense	—	(3,522)	(3,608)

Ending balance	$ 18,870	67,232	70,754

FPIC adopted FAS 142 effective January 1, 2002. In connection with the adoption, in the first quarter of 2002, FPIC discontinued the amortization of goodwill and engaged independent valuation consultants to perform transitional impairment tests at each of its operating segments: insurance, reciprocal management and TPA. These operating segments meet the reporting unit requirements as defined by FAS 142.

The fair values for each of the reporting units were calculated using one or more of the following approaches: (i) market multiple approach; (ii) discounted cash flow (“DCF”) approach; and/or (iii) asset approach.

•	Under the market multiple approach, the values of the reporting units were based on the market prices and performance fundamentals of similar public companies.

•	Under the DCF approach, the values of the reporting units were based on the present value of the projected future cash flows to be generated.

•	Under the asset approach, the value of a reporting unit is the difference in the fair value of total assets and the fair value of total liabilities. The fair value of each asset and liability may in turn be estimated using an income approach, market approach or cost approach.

Based on the results of the impairment tests, goodwill was not deemed to be impaired at the insurance segment, since the fair value of the reporting unit exceeded its carrying value. Therefore, the second step of the goodwill impairment test was not performed. However, the carrying values of the reciprocal management and TPA segments exceeded their respective fair values, indicating a potential impairment of goodwill. Under step 2 of the test, the implied fair values of the reciprocal management and TPA goodwill were compared to their carrying values to measure the amount of impairment loss. As a result, a non-cash transitional impairment charge of $48,362 ($29,578, net of an income tax benefit of $18,784) was recognized and recorded as a cumulative effect of accounting change in the accompanying consolidated statements of income for the year ended December 31, 2002. The results of the transitional impairment tests and charges were as follows:

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

	Insurance	Reciprocal Management	Third Party Administration	Total
Balance as of December 31, 2001	$ 10,833	49,140	7,259	67,232
Impairment charge	—	(41,103)	(7,259)	(48,362)

Balance as of December 31, 2002	$ 10,833	8,037	—	18,870

The transitional impairment charge at the reciprocal management segment primarily reflects certain intangibles and synergies, which, in our opinion, are opportunistic in nature and carry a relatively significant degree of uncertainty; therefore, we treated these intangibles conservatively in the valuation required by FAS 142. The transitional impairment charge at the TPA segment primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by FPIC’s TPA segment. The following table provides comparative disclosures of net income excluding the cumulative effect of accounting change and goodwill amortization, net of taxes, for 2002, 2001 and 2000.

	2002	2001	2000
Net (loss) income:
Net (loss) income, as reported	$ (14,702)	2,930	614
Cumulative effect of accounting change	29,578	—	—

Net income, adjusted	14,876	2,930	614
Goodwill amortization, net of tax	—	2,157	2,157

Net income, comparative	$ 14,876	5,087	2,771

Basic (loss) earnings per common share:
Net (loss) income, as reported	$ (1.57)	0.31	0.06
Cumulative effect of accounting change	3.15	—	—

Net income, adjusted	1.58	0.31	0.06
Goodwill amortization, net of tax	—	0.23	0.23

Net income, comparative	$ 1.58	0.54	0.29

Diluted (loss) earnings per common share:
Net (loss) income, as reported	$ (1.56)	0.31	0.06
Cumulative effect of accounting change	3.14	—	—

Net income, adjusted	1.58	0.31	0.06
Goodwill amortization, net of tax	—	0.23	0.23

Net income, comparative	$ 1.58	0.54	0.29

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

11.	Intangible Assets

At December 31, 2002, 2001 and 2000, identifiable intangibles consisted of the following:

	As of December 31, 2002		As of December 31, 2001		As of December 31, 2000
	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Trade secrets	$ 1,500	675	1,500	525	1,500	375
Non-compete agreements	500	321	500	250	500	179
Other	305	275	305	213	305	152

Total	$ 2,305	1,271	2,305	988	2,305	706

Aggregate amortization expense:
2000	$ 282
2001	$ 282
2002	$ 283
Estimated amortization expense:
2003	$ 252
2004	$ 221
2005	$ 186
2006	$ 150
2007	$ 150

12.	Liability for Losses and LAE

Activity in the liability for loss and LAE for the years ended December 31, 2002, 2001, and 2000 was as follows:

	2002	2001	2000
Gross balance, January 1	$ 318,483	281,295	273,092
Less reinsurance recoverables	80,410	57,698	58,400

Net balance, January 1	238,073	223,597	214,692

Incurred related to:
Current year	137,155	119,734	116,246
Prior years	2,416	8,612	6,520

Total incurred	139,571	128,346	122,766

Paid related to:
Current year	9,130	17,980	22,592
Prior years	96,507	95,890	91,269

Total paid	105,637	113,870	113,861

Net balance, December 31	272,007	238,073	223,597
Plus reinsurance recoverables	168,159	80,410	57,698

Gross balance, December 31	$ 440,166	318,483	281,295

Incurred losses and LAE for claims related to prior years represent the changes in estimates charged or credited to earnings in the current year with respect to the liabilities that originated and were established in prior years. Information regarding incurred losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, resulting in gains or losses in the period revisions are made.

In the year 2000, most of the prior years reserve increase occurred on claims reported to us in 1997 and 1998. We made this increase primarily because upon re-estimation we determined that severity (the average cost of a claim) had increased more than we expected. We also increased reserves on other lines of business at First Professionals in 2000, including its now discontinued accident and health line and its assumed reinsurance. The upward development on prior years’ reserves in 2001 included some increase in the initial estimate for 2000 MPL losses and LAE. In addition and while most claims and incidents reported are closed without a loss payment, we also raised our estimates relative to the ratio of claims closed with a loss payment to all claims and incidents closed in 2000 and 2001.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

13.	Reinsurance

FPIC cedes certain premiums and losses to other insurance and reinsurance carriers under various reinsurance agreements and fronting programs. FPIC’s reinsurance agreements do not relieve FPIC from its obligations as primary insurer to its policyholders. To the extent that any reinsurer might be unable to meet its obligations, FPIC would nonetheless continue to be liable to its policyholders for the insured losses and LAE.

In 2002, FPIC reinsured under its main excess of loss program losses incurred in excess of $500 (retention on FPIC’s anesthesiology programs was $375 per loss because 25% of that business is already ceded to American Professional Assurance Ltd. (“APAL”), a Cayman Island insurance company of which FPIC owns 9.9%). In 2000 and 2001, we reinsured losses incurred under this program in excess of $250 (retention on FPIC’s anesthesiology programs was $187 per loss because of the program between FPIC and APAL). The 2001 and 2000 programs included an annual aggregate deductible. In 2001, FPIC’s annual aggregate deductible was 10.73% of subject written premium or approximately $12.9 million. In 2000, FPIC’s annual aggregate deductible was $9.0 million.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2002, 2001 and 2000, was as follows:

	2002		2001		2000
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$ 344,727	318,068	245,403	198,691	197,280	153,977
Ceded	(204,479)	(166,384)	(98,319)	(67,633)	(35,349)	(33,523)

Net	$ 140,248	151,684	147,084	131,058	161,931	120,454

Effective July 1, 2002, our largest insurance subsidiary, First Professionals, entered into a finite reinsurance agreement with two insurance companies of the Hannover Re group (“Hannover Re”). The agreement, which calls for First Professionals to cede quota share portions of its 2002 and 2003 written premiums, contains adjustable features, including a loss corridor, sliding scale ceding commissions and a cap on the amount of losses that may be ceded to the reinsurer. The effect of these features is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals. While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. In addition to ceding a significant portion of its risks to Hannover Re, the agreement also allows First Professionals to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity. The following table illustrates the pro forma effects of the agreement on selected consolidated financial information of our insurance subsidiaries.

Proforma (“Non-GAAP”) Amounts Excluding the Effects of the Reinsurance Agreement
	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2002
Net premiums written	$ 140,248	$ 225,779
Net premiums earned	$ 151,684	$ 199,863
Loss and LAE incurred	$ 139,571	$ 178,596
Income before income taxes and cumulative effect of
accounting change	$ 23,710	$ 21,172
Consolidated statutory surplus	$ 125,470	$ 120,699
Ratio of net premiums written to consolidated statutory surplus	1.1:1	1.9:1

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to the reinsurers, would be retained by First Professionals. The decision of whether to commute the agreement and the timing of any such commutation will depend on the performance of the underlying business, the need for the agreement based on our capital position and other relevant considerations.

At December 31, 2002, three Hannover Re group companies and two other reinsurers accounted for approximately $138.7 million, or 63%, of our total reinsurance recoverables and ceded unearned premiums. The Hannover Re companies are authorized reinsurers, so we do not maintain collateral on their recoverable balances. At December 31, 2002, we withheld funds under the terms of the finite reinsurance agreement with Hannover Re in the amount of $60.9 million, and held collateral in the form of irrevocable letters of credit or assets held in trust for the reinsurance recoverables due from the other two reinsures in the aggregate amount of $52.0 million. At December 31, 2001, $48.9 million of our total reinsurance recoverables were due from three reinsurers, of which irrevocable letters of credit or assets held in trust collateralized $34.4 million.

On August 2, 2002, Gerling Global Reinsurance Corporation of America (“Gerling”), one of our reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). On December 20, 2002, Gerling’s A.M. Best rating was further downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed itself in voluntary run-off with respect to its U.S. non-life reinsurance business and A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. Gerling has participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. Gerling has also provided facultative reinsurance coverage for non-standard risks. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal, as of January 1, 2003. As of December 31, 2002, the estimated amount of net reinsurance recoverables from Gerling was approximately $13 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $4 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables.

Gerling’s actions, including placing itself in run-off with respect to its U.S. non-life reinsurance business, have been voluntary and as recently as March 10, 2003, it has publicly stated that it is paying its outstanding claims. Consequently, we currently expect that Gerling will fully meet its obligations to us. We will continue to monitor developments at Gerling and should its financial condition worsen, we could, in-turn, recognize a charge for uncollectible reinsurance recoverables.

14.	Borrowing Arrangements

On August 31, 2001, FPIC entered into a Revolving Credit and Term Loan Agreement (the “credit facility”) with five financial institutions. The initial aggregate principal amount of the credit facility was $55 million, including (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and which FPIC has the right to increase up to $47.5 million by securing additional lenders to participate in the facility; and (ii) a $17.5 million term loan facility, repayable in twelve equal quarterly installments of approximately $1.5 million that commenced on December 31, 2001.

Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus a current margin of 3.00 percentage points, which may be reduced to a minimum of 2.75 percentage points as FPIC reduces its outstanding indebtedness. The credit facility replaced a $75 million revolving credit facility (the “prior facility”) that was scheduled to have matured on January 4, 2002. Approximately $67.2 million of principal was outstanding under the prior facility at the time of refinancing. FPIC used available funds to pay down the difference between the outstanding principal amount of the prior facility and the initial amount of the new facility. We have also deposited $3.0 million (of which, $1.0 million was deposited in January 2003) as collateral under the terms of the credit facility, and are required to either pre-pay principal or make additional collateral deposits of $0.35 million quarterly in 2003. The credit facility also requires that we pre-pay principal or make additional collateral deposits of approximately $1.3 million each at March 31 and June 30, 2004. As of December 31, 2002 and 2001, the interest rates on FPIC’s credit facilities were 6.25% (as of January 2, 2003, the interest rate was 4.38%) and 4.16%, respectively. FPIC is not required to maintain compensating balances in connection with these credit facilities but is charged a fee on the unused portion, which ranges from 30 to 40 basis points.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

Under the terms of the credit facility, we are required to meet certain financial and non-financial covenants. Significant covenants are as follows:

i)	Total debt to cash flow available for debt service may not exceed 3.00:1;

ii)	Combined net premiums written to combined statutory capital and surplus may not exceed 1.75:1;

iii)	Funded debt to total capital plus funded debt may not exceed 0.27:1;

iv)	The fixed charge coverage ratio may not be less than 2.00:1 at the end of each quarter through December 31, 2002, and thereafter the fixed charge coverage ratio may not be less than 2.25:1; and

v)	Combined gross premiums written to combined statutory capital and surplus may not exceed 2.75:1.

The credit facility also contains minimum equity and risk-based capital requirements and requires our insurance subsidiary, First Professionals, to maintain at least a B++ (Very Good) group rating from A.M. Best.

Should FPIC fail to meet one or more of its loan covenants, such occurrence would be considered an event of default. In the event FPIC was unable to provide an acceptable resolution for such event of default, FPIC’s lenders would be entitled to certain remedies, including the right to demand immediate repayment, including payment in full. Were FPIC’s lenders to demand immediate payment in full, FPIC could not make such payment from existing funds and would have to seek replacement financing or take other steps to raise the required funds. Under such circumstances, FPIC’s ability to secure such replacement financing could not be assured, and if obtained, such financing would likely carry higher costs.

15.	Derivative Financial Instruments

In connection with FPIC’s credit facility entered into on August 31, 2001, FPIC replaced its interest rate swaps (the “previous swaps”). In accordance with the accounting prescribed by FAS 133, “Accounting for Derivative Financial Instruments,” FPIC recorded an unrealized loss associated with the fair value of the previous swaps upon their replacement, which is included in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The unrealized loss is being amortized into income over the term of the previous swaps, which would have expired January 2, 2004.

FPIC uses interest rate swap agreements (the “swap agreements”) to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of its floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these swap agreements is offset by the opposite impact on the related debt. Amounts to be paid or received under the swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue. We believe that the counterparties to the swap agreements are creditworthy.

The swap agreements in effect at December 31, 2002 are as follows:

Notional Amount	Maturities	Receive Rate (1)	Pay Rate
$ 37,000	08/31/2004	1.40%	6.45%
$ 10,208	08/31/2004	1.40%	5.97%
(1) Based on three-month LIBOR

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

The following is a summary of FPIC’s interest risk management strategy and the effect of this strategy on FPIC’s consolidated financial statements:

Under the swap agreements, FPIC agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts on the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contract.

FPIC’s swap agreements provide a hedge against changes in the amount of cash flows associated with FPIC’s revolving credit facility and term loan. Accordingly, the swap agreements are reflected at fair value in FPIC’s consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive income (loss)). The net effect of this accounting on FPIC’s operating results is that interest expense on the variable debt being hedged is recorded based on fixed interest rates.

FPIC formally documents the relationships between the hedging instruments and the revolving credit facility and term loan. FPIC also assesses the effectiveness of the hedging instruments on a quarterly basis. If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the swaps would be included in earnings rather than comprehensive income. For the year ended December 31, 2002, the net gain or loss on the ineffective portion of the swap agreements was not material.

16.	Deferred Credit

At December 31, 2002, 2001 and 2000, FPIC’s deferred credit consisted of the following:

	2002	2001	2000
Beginning balance	$ 10,007	11,484	—
Deferred credit	—	—	13,205
Amortization expense	(1,258)	(1,477)	(1,721)

Ending balance	$ 8,749	10,007	11,484

Effective January 1, 2000, FPIC’s insurance subsidiaries entered into a 100% quota share reinsurance agreement with PRI to assume the death, disability and retirement (“DD&R”) risks under PRI’s claims-made insurance policies in exchange for cash and investments. FPIC completed a GAAP valuation of the underlying liability during 2000 and a deferred credit in the amount of $13,205 was recognized. The deferred credit, which will be accreted into income over 20 years, represents the difference between the GAAP valuation of the underlying liabilities and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e., mortality, morbidity, retirement, interest and inflation rate assumptions).

17.	Commitments and Contingencies

The future minimum annual rentals under non-cancelable operating leases are as follows:

2003	$ 2,695
2004	2,717
2005	2,557
2006	2,190
2007	1,962
Thereafter	3,659

Total	$ 15,780

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

Total rental expense was $2,581, $2,410, and $2,190 for 2002, 2001 and 2000, respectively.

FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. FPIC has evaluated such exposures as of December 31, 2002, and believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims. However, in one such case, arising in 1993, no such coverage is available and an estimate of possible loss currently cannot be made. In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of December 31, 2002, and in all cases, believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

FPIC’s insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

In addition to standard assessments, the Florida and Missouri, Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. FPIC would be assessed on the basis of premiums written in the state. During 2001, a special assessment was levied on First Professionals and APAC that totaled $0.9 million. No special assessments were made in 2002 and 2000. In addition, FPIC could be subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as a hurricane.

While management has evaluated the incidents and circumstances surrounding the above-mentioned asserted or unasserted legal claims and assessments of which it is aware and believes that these will not have materially adverse effects on FPIC beyond amounts already recognized and accrued, there can be no absolute assurance as to their ultimate outcomes.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

18.	Reconciliation of Basic and Diluted Earnings Per Share

Data with respect to FPIC’s basic and diluted earnings per common share are shown below:

	2002	2001	2000
Net income (loss):
Income before cumulative effect of
accounting change	$ 14,876	2,930	614
Cumulative effect of accounting change	(29,578)	—	—

Net (loss) income	$ (14,702)	2,930	614

Basic earnings (loss) per common share:
Income before cumulative effect of
accounting change	$ 1.58	0.31	0.06
Cumulative effect of accounting change	(3.15)	—	—

Net (loss) income	$ (1.57)	0.31	0.06

Diluted earnings (loss) per common share:
Income before cumulative effect of
accounting change	$ 1.58	0.31	0.06
Cumulative effect of accounting change	(3.14)	—	—

Net (loss) income	$ (1.56)	0.31	0.06

Basic weighted average shares outstanding	9,387	9,383	9,497
Common stock equivalents	45	85	74

Diluted weighted average shares outstanding	9,432	9,468	9,571

Diluted loss per common share for the three months ended December 31, 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 115 common stock equivalents would have been anti-dilutive.

19.	Stock Option Plans

FPIC has a stock option plan for officers and key employees (the “employee plan”) and a plan for non-employee directors (the “director plan”). Under the director plan, only non-qualified stock options may be issued. Under the employee plan, both incentive stock options and non-qualified stock options may be granted to the same individual. The option price of an incentive stock option may not be less than 100% of the fair market value of shares on the grant date. The option price of a non-qualified option may not be less than 50% of the fair market value of shares on the grant date. Under the terms of the director plan, 5,000 shares are granted to each director on the date that person becomes a director and on an annual basis as approved by the Board. The plan also provides for discretionary grants at future dates as approved by the Board. Stock grants made under the director plan are at a price not less than 100% of the fair market value of the underlying stock on the grant date.

During 2000, FPIC offered a stock purchase incentive program (the “incentive plan”) to eligible employees, including executive officers. Under the incentive plan, employees who purchased shares of FPIC’s common stock in the open market during the term of the incentive plan were granted matching nonqualified stock options on a one-for-one basis, up to the maximum of 5,000 options per employee. The incentive plan began January 2000 and ended April 2000. Option grants under the incentive plan were made as of May 1, 2000 at an exercise price equal to the closing market price of FPIC’s common stock on that date. Options granted under the incentive plan vest in three equal annual installments commencing on the one-year anniversary of their grant. Options under this plan were granted under the employee plan.

FPIC also maintains an Employee Stock Purchase Plan that allows employees to purchase FPIC’s common stock at 85% of the market value on the first or last day of the offering period, whichever is lower. At December 31, 2002 and 2001, 11,279 and 36,032 shares of FPIC’s common stock were reserved for issuance in connection with this plan.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

At December 31, 2002 and 2001, 558,641 and 483,250 shares of FPIC’s common stock were reserved for issuance in connection with the stock option plans, respectively. A summary of the status of FPIC’s stock options is presented below:

	Shares	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price
Balance, December 31, 1999	1,359,236	$ 21.77	845,170	$ 20.00
Granted	510,798	12.19	—	—
Exercised	(119,500)	9.10	—	—
Forfeited	(210,251)	29.17	—	—

Balance, December 31, 2000	1,540,283	$ 18.56	860,049	$ 22.58

Granted	311,750	13.75	—	—
Exercised	(13,000)	8.90	—	—
Forfeited	(173)	14.38	—	—

Balance, December 31, 2001	1,838,860	$ 17.82	1,124,918	$ 20.68

Granted	327,500	8.49	—	—
Exercised	(23,833)	8.63	—	—
Forfeited	(138,665)	19.91	—	—

Balance, December 31, 2002	2,003,862	$ 16.26	1,347,348	$ 18.95

The following table summarizes information for options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Prices per Share	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 6.00-11.99	790,504	7.2 years	$ 8.93	422,667	$ 9.84
$ 12.00-15.99	633,957	7.4 years	$ 14.40	365,279	$ 14.63
$ 16.00-19.99	75,167	6.4 years	$ 17.94	55,168	$ 17.95
$ 20.00-35.99	374,500	3.3 years	$ 24.91	374,500	$ 24.91
$ 36.00-60.99	129,734	2.9 years	$ 44.04	129,734	$ 44.04

	2,003,862	6.2 years	$ 16.26	1,347,348	$ 18.95

On a pro-forma basis, assuming compensation expense for FPIC’s stock options had been recognized based on their fair values on the grant date under the methodology prescribed by FAS 123, FPIC’s net income, tax expense and diluted earnings per share for the three years ended December 31, 2002, 2001 and 2000, would have been impacted as follows:

	2002	2001	2000
Pro-forma net (loss) income	$ (15,755)	1,899	(1,114)
Pro-forma basic (loss) earnings per share	$ (1.68)	0.20	(0.12)
Pro-forma diluted (loss) earnings per share	$ (1.67)	0.20	(0.12)

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro-forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002		2001		2000
Expected life of options	5 yea	rs	5 yea	rs	5 yea	rs
Risk free interest rate	3.31%		4.60%		5.50%
Expected volatility of stock	50.41%		43.64%		42.17%

The weighted average fair value of options granted during 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Fair value of options granted	$ 4.03	6.12	5.50
Total fair value of all options granted	$ 1,319	1,676	2,809
Expected dividends	$ —	—	—
Total number of options granted	327,500	311,750	510,798

In accordance with FAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because FPIC’s incentive stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of FPIC’s stock. Such an increase in stock price would benefit all stockholders commensurately.

20.	Employee Benefit Plans

FPIC currently sponsors eight post-retirement plans for its employees. The table below lists those plans and the subsidiary of FPIC whose employees are covered by that plan.

Holding company (“FIG”)	Defined contribution profit sharing plan
FIG	Defined benefit plan
FIG	Supplemental executive retirement plan (“SERP”)
Tenere	Defined contribution profit sharing plan and trust
Tenere	Money purchase pension plan
AFP	Defined contribution profit sharing plan
AFP	Defined benefit plan
EMI	Defined contribution profit sharing plan

The FIG defined contribution profit sharing plan is available to all employees of FIG after meeting certain eligibility requirements. The plan is comprised of two parts. The first part of the plan is a defined contribution plan that allows employees to contribute up to 12.5% of their annual compensation, subject to IRS limits. FPIC contributes a matching amount equal to 2.5% of the employee’s annual compensation. The second part of the plan is a profit sharing plan, whereby FPIC may at its discretion make an additional contribution to the plan up to a maximum of 10% of the employee’s annual compensation. FPIC’s policy is to fully fund the liability for the matching portion at the end of each year. At December 31, 2002 and 2001, the fair market value of defined contribution profit sharing plan assets was $5,121 and $4,900, respectively. The expense for this plan amounted to $990, $1,138 and $896 in 2002, 2001 and 2000, respectively.

The FIG defined benefit plan is available to all eligible employees of FIG who have six months of service and whose ages are twenty and one half years of age or older. The amount of benefits is based on years of service and 0.75% of the employee’s average monthly salary not over the Social Security base plus 1.4% of the employee’s average monthly salary over the Social Security base. FPIC’s policy is to contribute the maximum amount towards funding benefits under the plan subject to IRS limits. At December 31, 2002 and 2001, the fair market value of defined benefit plan assets was $1,651 and $1,584, respectively. FPIC had a net periodic pension cost of $277, $217 and $197 for this plan in 2002, 2001 and 2000, respectively. The expense for this plan amounted to $183, $143 and $193 in 2002, 2001 and 2000, respectively.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

FIG also has a SERP that provides certain executives with income at retirement equal to 60% of pre-retirement base compensation, less qualified pension plan benefits paid by FPIC and all predecessor plans and Social Security benefits. The plan has no vesting prior to age 55. The total liability included in the financial statements for this plan amounted to approximately $1,541 and $1,353 as of December 31, 2002 and 2001, respectively. FPIC had a net periodic pension cost of $258, $386 and $395 under this plan in 2002, 2001 and 2000, respectively.

The Tenere defined contribution profit sharing plan and trust is available to all employees of Tenere upon meeting certain eligibility requirements. The plan is comprised of two parts. The first part is a defined contribution plan that allows employees to contribute up to 10% of their annual compensation, subject to IRS limits. The second part is a profit sharing plan, whereby Tenere may at its discretion contribute an employer contribution to the plan. At December 31, 2002 and 2001, the fair market value of plan assets was $773 and $1,122, respectively. The expense for this plan amounted to $76, $66 and $59 in 2002, 2001 and 2000, respectively.

The Tenere money purchase plan is available to all employees of Tenere upon meeting certain eligibility requirements. The plan is designed to reward long and loyal service, whereby Tenere will make contributions to the plan on behalf of the participants for each year of service until the employee retires. At retirement, the employee will be eligible to receive the value of the contributions made to the plan on the employee’s behalf. Tenere contributes on behalf of each participant an amount equal to 6.0% of the employee’s annual compensation plus 5.7% of the employee’s annual compensation in excess of the Social Security Taxable Wage Base. At December 31, 2002 and 2001, the fair market value of plan assets was $358 and $445, respectively. The expense for this plan amounted to $94, $94 and $75 in 2002, 2001 and 2000, respectively.

The AFP defined contribution and profit sharing and defined benefit plans are available to all eligible employees of AFP. The benefits under these plans are based on years of service and employee compensation. AFP’s funding policy is to contribute to the plans an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus any additional amounts determined to be appropriate from time to time. Contributions are intended to be sufficient to cover the costs of benefits earned for service to date and an estimate of those costs for future service. AFP contributed $1,221, $957 and $650 to the plans in 2002, 2001 and 2000, respectively. The invested assets of the plans consist of investments in various types and categories of stocks and bonds. At December 31, 2002 and 2001, the fair market value of plan assets was $6,732 and $6,185, respectively. Pension costs for the years 2002, 2001 and 2000 amounted to $1,255, $978 and $748, respectively.

The EMI defined contribution profit sharing plan is available for all employees of EMI upon meeting certain eligibility requirements. Under the plan, employees can contribute up to 16% of their annual salary, subject to IRS limits, of which EMI may, at its discretion, contribute a matching amount of up to 100% of the employee contributions. Historically, EMI has contributed a matching amount equal to approximately 30% of the employee contribution. At December 31, 2002 and 2001, the fair market value of plan assets was $2,167 and $3,281. The expense for this plan amounted to $94, $147 and $125 for 2002, 2001 and 2000, respectively.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

The actuarially computed net periodic pension cost for our two defined benefit plans combined at 2002, 2001 and 2000, included the following:

	2002	2001	2000
Service cost of benefits earned during the period	$ 1,034	906	808
Interest cost on projected benefit obligation	729	638	540
Expected return on plan assets	(548)	(541)	(500)
Recognized net actuarial loss	235	—	—
Net amortization and deferral	82	191	96

Net periodic pension cost	$ 1,532	1,194	944

	2002	2001	2000
Actuarial Present Value of Benefit Obligation
Accumulated benefit obligations	$ (8,938)	(7,330)	(6,563)

Projected benefit obligations for service rendered to date	$ (13,718)	(10,680)	(9,456)
Plan assets at fair value	8,383	7,769	7,426

Projected benefit obligations in excess of plan assets	(5,335)	(2,911)	(2,030)
Unrecognized net loss from past experience different from that assumed	4,288	1,952	1,081
Prior service cost not yet recognized in net periodic pension cost	215	259	253
Unrecognized net obligations at inception recognized over 15.29 years	169	208	246

Accrued pension cost	$ (663)	(492)	(450)

The following tables set forth the status of our two defined benefit plans combined for the fiscal years ending December 31, 2002 and 2001, respectively.

	2002	2001
Change in Benefit Obligation
Benefit obligation, January 1	$ 10,680	9,974
Service cost	1,034	906
Interest cost	729	638
Actuarial loss (gain)	1,361	(346)
Benefits paid	(86)	(538)
Other	—	46

Benefit obligation, December 31	$ 13,718	10,680

Change in Plan Assets
Fair value of plan assets, January 1	$ 7,769	7,426
Actual return on plan assets	(662)	(270)
Employer contributions	1,363	1,150
Benefits paid	(87)	(537)

Fair value of plan assets, December 31	$ 8,383	7,769

Assumptions used in the accounting for the net periodic pension cost and plan status for our two defined benefit plans combined at December 31, 2002, 2001 and 2000, were as follows (weighted-average of the combined plans based on the fair value of the plan assets at year-end):

	2002	2001	2000
Discount rates	6.45%	6.55%	6.56%
Rate of increase in compensation levels	5.14%	5.04%	5.04%
Return on assets	6.70%	6.75%	7.07%

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

21.	Segment Information

In accordance with the provisions of FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” FPIC has determined that it has three reportable operating segments: insurance, reciprocal management and TPA. Our insurance segment specializes in professional liability insurance products and services for physicians, dentists, other healthcare providers and attorneys. On October 3, 2002, Interlex entered into an agreement with an unrelated insurance organization to sell the renewal rights to all of its legal professional liability policies. The reciprocal management segment contains our subsidiary AFP, which serves as the exclusive manager and attorney-in-fact of PRI, an insurance reciprocal in New York. We do not own PRI and so its financial statements are not consolidated or included in ours. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership basically vest with the policyholders of PRI. The reciprocal management segment also provides brokerage, administration and intermediary services for insurance and reinsurance programs to PRI and FPIC. Our TPA segment markets and administers self-insured and fully insured plans for both large and small employers, including group accident and health, workers’ compensation and general liability and property insurance.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 2. FPIC evaluates a segment’s performance based on net income or loss and accounts for intersegment sales and transfers as if the sales or transfers were to a third party. Holding company operations are included within the insurance segment due to the size and prominence of the segment and the substantial attention devoted to it. Intersegment revenues for transactions between the segments are based on actual costs incurred and are similar to services that may have been obtained from an unrelated third party. All segments are managed separately because each business requires different technology and marketing strategies. Selected financial information by segment follows:

	For the year ended December 31, 2002
	Insurance	RM	TPA	Total Segments	Intersegment Eliminations	Consolidated
Total revenue	$ 179,700	31,678	15,302	226,680	(5,815)	220,865
Interest revenue	22,672	141	43	22,856	(285)	22,571
Interest expense	4,827	213	—	5,040	—	5,040
Depreciation and amortization	6,572	885	503	7,960	—	7,960
Cumulative effect of change in
accounting, net of tax	—	24,363	5,215	29,578	—	29,578
Net income (loss)	7,961	(17,759)	(4,904)	(14,702)	—	(14,702)
Identifiable assets	983,023	40,032	6,283	1,029,338	(2,907)	1,026,431
Goodwill	10,833	8,037	—	18,870	—	18,870

	For the year ended December 31, 2001
	Insurance	RM	TPA	Total Segments	Intersegment Eliminations		Consolidated
Total revenue	$ 158,213	29,296	15,984	203,493	(5,911)		197,582
Interest revenue	24,165	344	159	24,668	(147)		24,521
Interest expense	4,566	—	—	4,566	—		4,566
Depreciation and amortization	10,272	2,829	1,297	14,398	—		14,398
Net (loss) income	(847)	4,348	(571)	2,930	—		2,930
Identifiable assets	706,290	61,468	14,788	782,546	(11,72	4)	770,822
Goodwill	10,833	49,140	7,259	67,232	—		67,232

	For the year ended December 31, 2000
	Insurance	RM	TPA	Total Segments	Intersegment Eliminations		Consolidated
Total revenue	$ 147,852	25,305	16,723	189,880	(7,791)		182,089
Interest revenue	26,304	254	239	26,797	(142)		26,655
Interest expense	4,291	—	—	4,291	—		4,291
Depreciation and amortization	6,123	2,557	1,236	9,916	—		9,916
Net (loss) income	(2,925)	4,360	(821)	614	—		614
Identifiable assets	594,609	62,864	16,564	674,037	(10,35	5)	663,682
Goodwill	11,362	51,482	7,910	70,754	—		70,754

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

The following table provides a reconciliation of reportable segment assets to FPIC’s consolidated assets:

	2002	2001	2000
Total assets for reportable segments	$ 1,262,407	1,023,855	921,958
Investments in equity method investees	(233,069)	(241,309)	(247,921)
Intercompany receivables	(2,907)	(11,724)	(10,355)

Total consolidated assets	$ 1,026,431	770,822	663,682

22.	Statutory Accounting

First Professionals, APAC, Intermed and Interlex are required to file statutory-basis financial statements with state insurance regulatory authorities. The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent. In 2003, dividends of $12,547 may be paid without regulatory consent.

The restricted net assets for FPIC’s insurance subsidiaries at December 31, 2002, 2001 and 2000, are as follows:

	2002	2001	2000
First Professionals	$ 99,772	82,513	82,434
APAC	13,151	13,864	14,331
Intermed	24,743	22,174	20,923
Interlex	5,822	5,156	3,761

The statutory capital and surplus for FPIC’s insurance subsidiaries at December 31, 2002, 2001 and 2000, is shown in the table below.

	2002	2001	2000
First Professionals	$ 110,858	91,682	91,594
APAC	14,612	15,405	15,923
Intermed	24,743	22,174	20,923
Interlex	6,541	5,729	4,354

Combined statutory surplus	156,754	134,990	132,794
Less: Intercompany eliminations	(31,284)	(27,903)	(24,295)

Consolidated statutory surplus	$ 125,470	107,087	108,499

For the years ended December 31, 2002, 2001 and 2000, the statutory net income or loss for FPIC’s insurance subsidiaries was as follows:

	2002	2001	2000
First Professionals	$ 10,961	(6,623)	(6,792)
APAC	569	(1,131)	(1,088)
Intermed	1,295	390	608
Interlex	99	(637)	(692)

Total statutory income (loss)	$ 12,924	(8,001)	(7,964)

In March 1998, the National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”) as the NAIC supported basis of accounting. Codification affects all statutory financial statements issued after January 1, 2001. The Codification was approved with a provision allowing for discretion by each state’s Department of Insurance (“DOI”) in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state or company to company. The Codification does not affect FPIC’s consolidated financial statements, which have been prepared in accordance with GAAP.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

FPIC’s insurance subsidiaries: First Professionals, APAC, Intermed and Interlex prepare financial statements for regulatory purposes on a statutory-basis in conformity with the accounting practices prescribed or permitted by the states of Florida and Missouri. Effective January 1, 2001, both states required all domiciled insurance companies to prepare their statutory-basis financial statements in accordance with the provisions of the Codification subject to the deviations prescribed or permitted by each state’s department of insurance. Accounting changes adopted to conform to the provisions of Codification are reported in the statutory financial statements as a cumulative effect of changes in accounting principles and are recorded as an adjustment to statutory surplus. As a result of the Codification, FPIC’s statutory surplus, on a consolidated basis, increased by $7.1 million for the year ended December 31, 2001. The components of this increase included surplus increases of $5.5 million, $1.2 million, $0.3 million and $0.1 million for First Professionals, APAC, Intermed and Interlex, respectively. In addition, on a consolidated basis and at the subsidiary level, FPIC’s statutory surplus after adoption continues to be in excess of the current regulatory and risk-based capital requirements.

23.	Related Party Transactions

Effective June 30, 1998, FPIC entered into a management services agreement with APA Management, Inc. (“APAM”) and Consulting Group of APA, Inc., (“CGA Consulting”), to provide FPIC with all necessary insurance management and administrative services for APAC, a wholly owned subsidiary of FPIC. FPIC has an indirect financial interest in APAM through its 9.9% interest in APAL, which owns 100% of APAM. The agreement terminates on December 31, 2003, subject to renewal as provided in the agreement. Prior to January 1, 2002, the agreement provided that APAM would receive an annual fee of 14.5% of direct premiums (net of refunds) consisting of an annual 10.5% service fee and 4% claims management fee. Effective January 1, 2002, the agreement was amended to implement a sliding fee scale of 14.5% on the first $8 million of written premiums, 11% on written premiums between $8 million and $10 million, and 10% on all written premiums in excess of $10 million. In addition, the CGA Consulting fee is $500 annually. The agreement as it concerns APAM, also provides that anesthesiologist business produced by First Professionals or its respective agents will be transferred to APAC upon renewal, assuming the insured agrees, and that APAM will receive an annual 1% service fee on such business. Management fees incurred by FPIC related to its agreement with APAM were as follows for the periods presented:

	2002	2001	2000
Management and consulting
fees incurred	$ 2,722	2,708	2,104

On July 1, 1998, First Professionals and APAC also entered into a quota share reinsurance agreement with APAL whereby these two subsidiaries cede a 25% quota share portion of all business written by them related to anesthesiologists and certain related specialties to APAL. These agreements were entered into in connection with and at the time of FPIC’s acquisition of APAC. Premiums ceded and ceding commission earned by FPIC related to its agreement with APAL were as follows for the periods presented:

	2002	2001	2000
Ceded premiums written	$ 8,387	4,623	3,354
Ceding commission earned	1,632	859	670

Effective in 2001, APAL formed a new subsidiary, APAL (SPC) Limited, which was established in accordance with Section 235(1) of the Company Law 2nd Revision of Caymanian Law as a segregated portfolio corporation. FPIC, through its subsidiaries, EMI and APAC, has developed alternative risk insurance programs for insureds, whereby segregated portfolio corporations have been formed for each to assume workers’ compensation risks. APAC receives a fee for the use of its policy forms and does not retain the underwriting risks or incur the administrative expenses under these programs. Like other reinsurance agreements, APAC does remain liable to the insureds under these programs as the primary insurer in the event APAL (SPC) Limited or other reinsurers under these programs were not to perform. Therefore, APAC maintains collateral in the form of assets in trust and an irrevocable letter of credit corresponding with applicable reinsurance recoverable balances. Premiums written and premiums ceded by FPIC related to its agreement with APAL (SPC) Limited were as follows for the periods presented:

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

	2002		2001	2000
Premiums written	$ 32,66	9	13,220	—
Ceded premiums written	20,972		11,725	—

On July 1, 1998, First Professionals began assuming reinsurance from PRI, a writer of medical liability insurance in the state of New York. PRI is managed by an attorney-in-fact, AFP, which is a wholly owned subsidiary of FPIC. Under one contract, which reinsures PRI for policies with limits of $1.0 million in excess of $1.0 million, First Professionals assumes losses only and pays PRI a ceding commission on the premiums assumed. Effective April 1, 2002, the contract was changed to reinsure PRI for policies with limits of $1.0 million in excess of $1.3 million. Under another contract, which First Professionals and PRI ceased to renew for periods subsequent to December 31, 2000, First Professionals reinsured PRI for losses of $0.25 million in excess of $0.5 million on each claim. Premiums on these contracts are paid by PRI on a quarterly basis. The net premiums written under these agreements are subject to experience adjustments, which are estimated and accrued periodically based on loss experience.

Assumed premiums written, net premiums written, premiums earned, losses incurred and ceding commissions earned by FPIC related to these agreements with PRI were as follows for the periods presented:

	2002	2001	2000
Assumed premiums written	$ 12,316	11,354	16,300
Premiums earned	12,316	16,933	16,736
Losses incurred	3,500	8,097	12,608
Ceding commissions	3,097	3,287	3,676

As of December 31, 2002, 2001 and 2000, the net amounts due from PRI under these contracts were approximately $6.3 million, $2.4 million and $1.1 million, respectively.

The excess of loss reinsurance treaty between First Professionals and PRI related to losses of $0.25 million in excess of $0.5 million and the reinsurance treaty in which First Professionals reinsures PRI for policies with limits of $1.0 million in excess of $1.3 million both contain clauses under which PRI has the option to commute each such agreement. During the fourth quarter of 2001, the 1999 treaty relating to losses of $0.25 million in excess of $0.5 million was commuted. During the first quarter of 2002, the 2000 treaty relating to losses of $0.25 million in excess of $0.5 million was commuted. The commutations eliminated all of First Professionals’ present and future liabilities under the treaty in exchange for the return by First Professionals of all but the minimum contract premium to PRI. As a result of these commutations, First Professionals reported approximately $9.0 million and $9.3 million during the 4th quarter of 2001 and 1st quarter of 2002, respectively, of paid losses and LAE with a corresponding reduction in reserves. There was no net income effect from these commutations, due to the prior accrual of such charges.

Effective January 1, 2000, First Professionals entered into a 100% quota share reinsurance agreement with PRI to assume PRI’s death, disability and retirement risks under its claims-made insurance policies in exchange for cash and investments in the amount of $47.0 million. During 2000, a GAAP valuation of the underlying liability was completed and a deferred credit in the amount of $13.2 million was recognized. The deferred credit, which will be amortized into income over 20 years, represents the difference between the GAAP valuation of the liability and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e., mortality, morbidity, retirement, interest and inflation rate assumptions). In connection with the agreement, First Professionals recognized a 5% ceding commission expense, which is being deferred and amortized as premiums are earned under the agreement.

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

In accordance with a management agreement, AFP performs underwriting, administrative and investment functions on PRI’s behalf for which it receives compensation. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. In addition, the management agreement provided that AFP is to be reimbursed by PRI for certain expenses paid by AFP on PRI’s behalf, namely salaries and related payroll costs of personnel in AFP’s claims, legal and risk management departments. Such directly reimbursed expenses are not reported in the accompanying consolidated financial statements.

During 2002, the agreement was amended by AFP and PRI to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. AFP has earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001. In accordance with the amended agreement, AFP has agreed to pay 6% annual interest on the 10% profit share amounts already earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, AFP will be reimbursed for 100% of the costs of the risk management department it maintains for PRI insureds, for which it is not already reimbursed, compared with 50% under the previous agreement. The management agreement and amendments were reviewed and approved by the New York State Insurance Department.

FPIC’s revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. In addition PRI, as an MPL insurer, is subject to many of the same types of risks as those of FPIC’s insurance subsidiaries.

Claims administration and management fees earned, profit sharing income earned and reimbursed expenses collected by FPIC related to its agreement with PRI were as follows for the periods presented:
	2002	2001	2000
Claims administration and management fees earned	$ 24,341	22,959	17,044
Profit sharing income earned	–	317	1,590
Reimbursed expenses	14,175	11,530	10,594

Effective July 1, 2000, First Professionals entered into an agreement with PRI whereby, First Professionals, through FPIC’s 70% owned subsidiary, PMA, manages an MPL insurance program in Pennsylvania for PRI. Effective January 1, 2003, FPIC owns 80% of PMA. Under this program, whereby business is written on First Professionals’ policy forms and ceded to PRI under a 100% quota share reinsurance agreement. FPIC receives a fronting fee of 7% and PMA receives an administration fee of 20% of premiums written, in return for its services to PRI, which include underwriting, claims management and other administrative aspects of this program. PMA also pays all commissions and brokerage to outside agents and brokers for the placement of business under the program. Effective January 1, 2002, the terms of this agreement were amended to cede 100% of the premiums written to PRI. The amendment has been filed with the New York State Insurance Department. Direct premiums written, ceded premiums written and ceding commission earned by FPIC under this program were as follows for the periods presented:

	2002	2001	2000
Direct premiums written	$ 11,312	12,121	570
Ceded premiums written	11,227	10,848	511
Ceding commission earned	3,045	2,133	128

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

24.	Restructuring

During the fourth quarter of 2001, FPIC recorded a pre-tax charge of $632 in connection with the disposition of its unprofitable TPA division in Albuquerque, New Mexico. Under the plan, FPIC sold the division’s assets and cancelled its service agreements with self-insured customers. Certain other contracts were retained and are serviced by FPIC’s Jacksonville, Florida, TPA division. The 2001 restructuring activity was a continuation of FPIC’s consolidation of the TPA operations and brings to an end the restructuring activities of the Albuquerque division that began during the fourth quarter of 2000 when FPIC incurred a pre-tax charge of $500. As a result of the plan, fifty-two employees were terminated at December 31, 2001. This reduction represents 24% of the TPA workforce and 100% of the New Mexico office. Thirty employees were terminated at December 31, 2000. This reduction represented 12% of the TPA workforce and 35% of the New Mexico office. All employees terminated in 2001 and 2000 were located in the Albuquerque location. Restructuring activity for years 2002, 2001 and 2000 was as follows:

	Severance & Benefits	Rental Facilities	Other Expense	Total
Fiscal 2000 restructuring charge	$ 360	90	50	500
Amount utilized in 2000	(10)	(27)	(33)	(70)

Balance, December 31, 2000	350	63	17	430
Fiscal 2001 restructuring charge	88	446	98	632
Amount utilized in 2001	(350)	(63)	(30)	(443)

Balance, December 31, 2001	88	446	85	619
Amount utilized in 2002	(87)	(212)	(55)	(354)

Balance, December 31, 2002	$ 1	234	30	265

25.	Unaudited Quarterly Results of Operations

The following is a summary of our unaudited quarterly consolidated results of operations for the years ended December 31, 2002, 2001 and 2000:

2002	First	Second	Third	Fourth
Direct and assumed
premiums written	$ 89,258	90,426	90,856	74,187
Net premiums written	56,196	57,164	(6,448)	33,336
Premiums earned	39,342	47,560	30,435	34,347
Net investment income	4,888	5,813	5,241	3,960
Total revenues	53,416	62,775	49,960	54,714
Income before cumulative effect of
accounting change	2,865	2,609	4,415	4,987
Cumulative effect of accounting
change, net of tax	(29,578)	—	—	—
Net (loss) income	(26,713)	2,609	4,415	4,987
Basic earnings per share	(2.85)	0.28	0.47	0.53
Diluted earnings per share	(2.82)	0.26	0.47	0.53

2001	First	Second	Third	Fourth
Direct and assumed
premiums written	$ 55,173	46,943	73,004	70,283
Net premiums written	35,898	29,318	43,194	38,674
Premiums earned	31,517	34,802	29,686	35,053
Net investment income	6,716	5,940	5,817	4,904
Total revenues	46,287	49,461	48,275	53,559
Net income (loss)	1,294	1,862	3,099	(3,325)
Basic earnings per share	.14	.20	.33	(.36)
Diluted earnings per share	.14	.20	.33	(.36)

Notes to the Consolidated Financial Statements (Continued) (Dollars in Thousands, Except Per Share Amounts and Elsewhere as Noted)

2000	First		Second	Third	Fourth
Direct and assumed
premiums written	$ 76,033	(1)	35,046	54,610	31,591 (1)
Net premiums written	66,247		29,919	39,987	25,778
Premiums earned	29,119		33,434	29,867	28,034
Net investment income	6,039		6,174	6,490	6,116
Total revenues	44,177		47,772	46,383	43,757
Net income (loss)	4,712		5,143	4,926	(14,167)
Basic earnings per share	.49		.54	.52	(1.49)
Diluted earnings per share	.49		.54	.52	(1.49)

(1) Includes the effect of the reclassification of a portion of the statutory-basis assumed reinsurance premiums written in the amount of $13.2 million related to the 100% Quota Share reinsurance agreement with PRI. This amount was finalized, reclassified and reported directly as a deferred credit in the balance sheet during the second quarter of 2000, after the initial reporting of the contract in the first quarter. This reclassification had no effect on revenues or income previously reported.

SCHEDULE I

FPIC Insurance Group, Inc. Summary of Investments Other Than Investments in Related Parties (in thousands) As of December 31, 2002

	Cost or Amortized Cost	Fair Value	Amount in Statement of Financial Position
Bonds:
Corporate securities	$ 166,161	170,989	170,989
United States Government agencies
and authorities	104,604	107,750	107,750
States, municipalities and political
subdivisions	86,849	89,098	89,098
Mortgage-backed securities	67,563	69,133	69,133

Total bonds	425,177	436,970	436,970
Equity securities:
Industrial, miscellaneous, and other	7	6	6

Total equity securities	7	6	6
Real estate	5,966	4,354	4,354
Other invested assets	11,277	10,801	10,801

Total investments	$ 442,427	452,131	452,131

See Accompanying Report of Independent Certified Public Accountants. 77

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statements of Financial Position (in thousands, except common share data)
As of December 31, 2002 and 2001

	2002	2001
Assets
Cash and cash equivalents	$ 4,722	1,459
Investments in subsidiaries*	200,403	211,871
Other invested assets, at equity	2,018	1,796
Other invested assets, at cost	5,380	5,380

Total cash and investments	212,523	220,506
Property and equipment, net	1,571	1,650
Due from subsidiaries, net*	1,768	449
Deferred income taxes	2,650	1,432
Prepaid expenses	936	991
Goodwill	2,961	2,961
Intangible assets	1,034	1,317
Federal income tax receivable	—	5,273
Other assets	501	2,975

Total assets	$ 223,944	237,554

Liabilities and Shareholders’ Equity
Revolving credit facility	$ 37,000	37,000
Term loan	10,208	16,042
Federal income tax payable	120	—
Accrued expenses and other liabilities	10,703	9,938

Total liabilities	58,031	62,980

Common stock, $.10 par value, 50,000,000 shares authorized;
9,390,795 and 9,337,755 shares issued and outstanding at
December 31, 2002 and 2001, respectively	939	934
Additional paid-in capital	38,322	37,837
Accumulated other comprehensive income (loss)	5,525	(26)
Retained earnings	121,127	135,829

Total shareholders’ equity	165,913	174,574

Total liabilities and shareholders’ equity	$ 223,944	237,554

*Eliminated in consolidation See Accompanying Report of Independent Certified Public Accountants. 78

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statements of Net (Loss) Income
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000
Revenues
Management fees from subsidiaries, net*	$ 23,693	24,278	22,057
Net investment (loss) income	(19)	(183)	194
Other income	55	50	197

Total revenues	23,729	24,145	22,448

Expenses
Management fees due to subsidiaries*	30	23	—
Other underwriting expenses	19,776	20,132	18,224
Interest expense	4,762	4,491	4,209
Other expenses	456	592	2,407

Total expenses	25,024	25,238	24,840

Loss before income taxes	(1,295)	(1,093)	(2,392)
Less: Income tax expense (benefit)	364	(426)	(766)

Loss before equity in undistributed earnings
of subsidiaries	(1,659)	(667)	(1,626)
Equity in undistributed (loss) earnings of subsidiaries*	(13,043)	3,597	2,240

Net (loss) income	$ (14,702)	2,930	614

*Eliminated in consolidation See Accompanying Report of Independent Certified Public Accountants. 79

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statements of Cash Flows (in Thousands)
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$ (14,702)	2,930	614
Adjustments to reconcile net income to cash provided by
operating activities:
Equity in undistributed earnings of subsidiaries*	13,043	(3,597)	(2,240)
Common stock dividend from subsidiaries*	6,590	5,892	3,230
Return of capital from subsidiaries*	8,260	13,100	—
Capital contribution to subsidiaries*	(10,860)	—	(6,017)
Depreciation and amortization	1,225	1,194	851
Realized loss on sale of property and equipment	—	9	—
Noncash compensation	—	105	126
Net (earnings) loss from equity investments	(222)	319	(90)
Deferred income tax benefit	(1,047)	(79)	(218)
Changes in assets and liabilities:
Due from subsidiaries*	(1,320)	(3,505)	5,930
Prepaid expenses	55	(641)	(24)
Other assets	2,475	(3,076)	2,286
Federal income tax receivable	5,443	3,247	(3,446)
Accrued expenses and other liabilities	325	—	—

Net cash provided by operating activities	9,265	15,898	1,002

Cash flows from investing activities:
Proceeds from sale of other invested assets	—	326	—
Purchase of other invested assets	—	—	(813)
Purchase of property and equipment	(607)	(631)	(652)
Purchase of subsidiary’s net other assets and stock	—	—	(5)

Net cash used in investing activities	(607)	(305)	(1,470)

Cash flows from financing activities:
Receipt of revolving credit facility	—	54,500	4,500
Payment of revolving credit facility	(5,833)	(68,677)	—
Issuance of common stock	438	238	1,824
Buyback of common stock	—	(232)	(5,878)

Net cash (used in) provided by financing activities	(5,395)	(14,171)	446

Net increase (decrease) in cash and cash equivalents	3,263	1,422	(22)
Cash and cash equivalents at beginning of period	1,459	37	59

Cash and cash equivalents at end of period	$ 4,722	1,459	37

Supplemental disclosure of cash flow information
Interest paid	$ 4,718	4,190	3,769

Federal income taxes paid	$ 6,293	540	3,556

Federal income tax refunds received	$ 4,598	3,300	—

*Eliminated in consolidation See Accompanying Report of Independent Certified Public Accountants. 80

SCHEDULE III

FPIC Insurance Group, Inc. Consolidated Supplementary Insurance Information (in thousands) For the years ended December 31, 2002, 2001 and 2000

Segment	Deferred Policy Acquisition Costs (“DPAC”)	Loss Reserves	Unearned Premiums	Premium Revenue	Net Investment Income	Loss Expenses	Amortization of DPAC	Other Expenses	Net Written
2002
Medical professional and other liability	$ 4,452	440,166	173,421	151,684	19,902	139,571	9,952	9,659	140,248
2001
Medical professional and other liability	$ 9,001	318,483	146,761	131,058	23,377	128,346	9,259	17,622	147,084
2000
Medical professional and other liability	$ 5,967	281,295	100,066	120,454	24,819	122,766	5,617	17,812	161,931

See Accompanying Report of Independent Certified Public Accountants. 81

SCHEDULE IV

FPIC Insurance Group, Inc. Reinsurance (in thousands) For the years ended December 31, 2002, 2001 and 2000

Type of Insurance	Gross Amount	Ceded Earned to Other Companies	Assumed Earned From Other Companies	Net Earned	Percentage of Assumed to Net
2002
Medical professional and other liability	$ 302,845	166,384	15,223	151,684	10%
2001
Medical professional and other liability	$ 172,064	67,633	26,627	131,058	20%
2000
Medical professional and other liability	$ 122,857	33,523	31,120	120,454	26%

See Accompanying Report of Independent Certified Public Accountants. 82

SCHEDULE V

FPIC Insurance Group, Inc. Valuation and Qualifying Accounts (in thousands) For the years ended December 31, 2002, 2001 and 2000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
December 31, 2002
Allowance for doubtful accounts	$ 734	668	1,002	400
December 31, 2001
Allowance for doubtful accounts	$ 1,659	12	937	734
December 31, 2000
Allowance for doubtful accounts	$ 1,247	961	549	1,659

See Accompanying Report of Independent Certified Public Accountants. 83

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure matters.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information required hereunder with respect to directors and executive officers will appear under the heading “Executive Compensation” in FPIC’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required herein will appear under the heading “Executive Compensation” in FPIC’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required herein will appear under the heading “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” in FPIC’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference. See Item 5 and Item 8, Note 19 for information about FPIC’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions

The information required herein will appear under the heading “Certain Relationships and Related Transactions” in FPIC’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. Controls and Procedures

An evaluation of FPIC’s disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was completed as of February 20, 2003, the “Evaluation Date” (as defined by Rule 13a-14(b)(4)(ii) of the Act), by FPIC’s Chief Executive Officer and Chief Financial Officer, as “Certifying Officers” (as defined by Rule 13a-14(a) of the Act). Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Certifying Officers, and other management, as appropriate, to allow for timely decisions regarding required disclosure. There have been no significant changes in FPIC’s internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date and up to and including the date of this report, and no corrective actions with regard to significant deficiencies or material weaknesses were required to be performed.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

FPIC’s financial statements and schedules are included in Item 8. Financial Statements and Supplementary Data, beginning on page 40.

(a)	1. Financial Statements: FPIC Insurance Group, Inc.:

•	Report of Independent Certified Public Accountants

•	Consolidated Statements of Financial Position as of December 31, 2002 and 2001

•	Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules:

(Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

I	Summary of Investments - Other than Investments in Related Parties
II	Condensed Financial Information of Registrant
III	Supplementary Insurance Information
IV	Reinsurance
V	Valuation and Qualifying Accounts

3.	Exhibits:

3.1	Restated Articles of Incorporation of FPIC Insurance Group, Inc., incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 16, 1999.
3.2	Amended and Restated Bylaws of FPIC Insurance Group, Inc. dated July 20, 2002.
10(a)	Form of Employment Agreement dated December 30, 1992, amended November 4, 1995, and amended February 28, 1996 and extended on November 7, 1998, between FPIC and William R. Russell, incorporated by reference to FPIC’s Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996 and FPIC’s Form 10-Q, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on May 7, 1999.
10(b)	Form of Severance Agreements dated February 28, 1996, between FPIC and William R. Russell, incorporated by reference to FPIC’s Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.
10(c)	Form of Indemnity Agreement dated February 28, 1996 between the Registrant and Drs. Acosta-Rua, Gause, Shapiro, Selander, White, Bagby, Baratta, Murray, Bridges, Hagen, Van Eldik, Yonge; Messrs. Russell, Rosenbloom, Sabia, Carey, Driscoll and Ms. Whitter, incorporated by reference to FPIC’s Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.
10(d)	Omnibus Incentive Plan, as amended, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 30, 2002.
10(e)	Director Stock Option Plan, as amended, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 30, 2002.
10(f)	Supplemental Executive Retirement Plan, as amended, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
10(g)	Excess Benefit Plan, incorporated by reference to FPIC’s Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.
10(h)	Deferred Compensation Plan, incorporated by reference to FPIC’s Registration Statement on Form S-1 (Registration No. 333-04585) first filed on May 24, 1996.
10(i)	Agreement and Plan of Merger dated as of April 14, 1998 among FPIC, Anesthesiologists Professional Assurance Association, Inc., the APAA Liquidating Trust and Anesthesiologists Professional Assurance Company, incorporated by reference to FPIC’s filing on Form 10-K (Commission File No. 1-11983) filed on March 31, 1999.
10(j)	Stock Purchase Agreement dated as of November 25, 1998 and First Amendment to Stock Purchase Agreement dated as of December 23, 1998 among FPIC and the Shareholders of Administrators For the Professions, Inc., incorporated by reference to FPIC’s filing on Form 8-K, first filed on January 21, 1999.
10(k)	Agreement and Plan of Merger dated as of October 2, 1998 and First Amendment to Agreement and Plan of Merger dated as of January 1999 and Second Amendment to Agreement and Plan of Merger dated as of March 17, 1999 among First Professionals Insurance Company, Inc., TGI Acquisition Corporation and Tenere Group, Inc., incorporated by reference to FPIC’s filing on Form 10-K (Commission File No. 1-11983) filed on March 31, 1999.
10(l)	Form of Severance Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
10(l)(1)	Form of Amendment to Severance Agreement between the Registrant and John R. Byers dated December 14, 2001.

10(m)	Form of Employment Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
10(m)(1)	Form of Amendment to Employment Agreement between the Registrant and John R. Byers dated December 14, 2001.
10(n)	Form of Employment Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to FPIC’s Form 10-K (Commission File No.1-11983) filed on March 30, 2000.
10(n)(1)	Form of Amendment to Employment Agreement between the Registrant and Kim D. Thorpe dated December 14, 2001.
10(o)	Form of Severance Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to FPIC’s Form 10-K (Commission File No.1-11983) filed on March 30, 2000.
10(o)(1)	Form of Amendment to Severance Agreement between the Registrant and Kim D. Thorpe dated December 14, 2001.
10(p)	Form of Indemnity Agreements dated January 1, 1999 between the Registrant and Frank Moya, M.D. and John R. Byers incorporated by reference to FPIC’s Form 10-K (Commission File No.1-11983) filed on March 30, 2000.
10(q)	Form of Indemnity Agreements dated May 8, 1999 between the Registrant and Ms. Deyo, Parks and Ryan incorporated by reference to FPIC’s Form 10-K (Commission File No.1-11983) filed on March 30, 2000.
10(r)	Form of Indemnity Agreement dated August 22, 1999 between the Registrant and Steven Coniglio incorporated by reference to FPIC’s Form 10-K (Commission File No.1-11983) filed on March 30, 2000.
10(s)	Form of Indemnity Agreements dated November 6, 1999 between the Registrant and Messrs. Cetin and Thorpe incorporated by reference to FPIC’s Form 10-K (Commission File No.1-11983) filed on March 30, 2000.
10(t)	Reinsurance agreement between Physicians’ Reciprocal Insurers and First Professionals Insurance Company, Inc. incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 15, 2000.
10(u)	Form of Employment Agreement dated November 6, 1999 between the Registrant and Kurt Cetin.
10(u)(1)	Form of Amendment to Employment Agreement between the Registrant and Kurt Cetin dated December 14, 2001.
10(v)	Form of Employment Agreement dated May 1, 2000 between the Registrant and David L. Rader.
10(v)(1)	Form of Amendment to Employment Agreement between the Registrant and David L. Rader dated December 16, 2000.
10(w)	Form of Employment Agreement dated May 1, 2000 between the Registrant and Gary M. Dallero.
10(w)(1)	Form of Amendment to Employment Agreement between the Registrant and Gary M. Dallero dated December 16, 2000.
10(x)	Form of Severance Agreement dated June 19, 2000 between the Registrant and Charles Divita, III.
10(y)	Form of Indemnity Agreement dated July 15, 2000 between the Registrant and Messrs. Dallero and Divita.
10(z)	Form of Indemnity Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown.
10(aa)	Form of Severance Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown.
10(bb)	Form of Severance Agreement dated December 22, 2000 between the Registrant and Pamela D. Deyo.
10(cc)	Waiver and Modification Agreement dated as of March 30, 2001, by and among FPIC Insurance Group, Inc., and The Banks Listed Herein, and SunTrust Bank, as Issuing Bank, Administrative Agent and as Collateral Agent.

10(dd)	Revolving Credit and Term Loan Agreement dated August 31, 2001 among FPIC Insurance Group, Inc., as Borrower, the Lenders named therein, and SunTrust Bank, as Administrative Agent and Collateral Agent.
10(ee)	International Swap Dealers Association, Inc. Master Agreement dated June 15, 1998 between FPIC Insurance Group, Inc. and SunTrust Bank, Atlanta, as amended by the Confirmations of Interest Rate Transactions dated August 29, 2001.
10(ff)	Form of Indemnity Agreement dated June 6, 2001 between the Registrant and John K. Anderson, Jr.
10(gg)	Form of Indemnity Agreement dated June 6, 2001 between the Registrant and M.C. Harden, III.
10(hh)	Form of Indemnity Agreement dated July 14, 2001 between the Registrant and Gene C. Witherspoon.
10(ii)	Form of Indemnity Agreement dated September 18, 2001 between the Registrant and Lori A. Mackey.
10(jj)	Form of Employment Agreement dated December 14, 2001 between the Registrant and Roberta G. Cown.
10(kk)	Amendment No. 1 to Revolving Credit and Term Loan Agreement dated March 25, 2002.
10(ll)	First Professionals Insurance Company, Inc. Net Account Quota Share Reinsurance Agreement dated August 1, 2002, incorporated by reference to FPIC’s Form 8-K filed on August 7, 2002.
10(mm)	Form of employment agreement dated January 1, 1999 between the Administrators for the Professions, Inc. and Anthony Bonomo, as amended.
10(nn)	Consulting Agreement dated as of November 1, 2002 between FPIC Insurance Group, Inc. and David L. Rader.
10(oo)	Forbearance of covenant violation dated October 24, 2002 on behalf of FPIC Insurance Group, Inc. pursuant to the terms and conditions of Section 5.12 of the Revolving Credit and Term Loan Agreement dated as of August 31, 2001 by and among FPIC Insurance Group, Inc., as Borrower, and several banks and financial institutions, as Lenders, as amended by Amendment No. 1 dated as of March 25, 2002.
10(pp)	Amendment of the Management Agreement between AFP and PRI.
10(qq)	Collateral Assignment Of Certificate Of Deposit.
10(rr)	Amendment No. 2 to the Revolving Credit and Term Loan Agreement entered into as of November 21, 2002, by and among FPIC, the several banks and other financial institutions from time to time party thereto (the “Lenders”), SunTrust Bank, in its capacity as Administrative Agent for the Lenders and in its capacity as Collateral Agent for the Lenders and joined by certain subsidiaries of the Borrower as Subsidiary Guarantors.
10(ss)	Form of Assignment Agreement dated January 1, 2003 between Anthony Bonomo, FPIC Insurance Group, Inc. and Physicians’ Reciprocal Insurers.
10(tt)	FPIC Insurance Group, Inc. Medical Malpractice Liability Excess of Loss Reinsurance Agreement effective January 1, 2004.
10(uu)	Form of Second Amendment to the Management Agreement effective January 1, 2002 among Anesthesiologists Professional Assurance Company, APA Management Inc. and FPIC Insurance Group, Inc.
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP
99.1	Certification of John R. Byers pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Kim D. Thorpe pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	On October 14, 2002, FPIC filed a Form 8-K with the Securities and Exchange Commission (“SEC”) announcing that FPIC had entered into a consulting agreement with David L. Rader, whereby Mr. Rader will provide consulting services to FPIC, effective November 1, 2002. Mr. Rader retired from his position as President and Chief Executive Officer of First Professionals effective October 31, 2002. Mr. Robert E. White, Jr., who served as Executive Vice President and Chief Operating Officer of First Professionals, became President of First Professionals effective November 1, 2002.

•	On October 29, 2002, FPIC filed a Form 8-K notifying the SEC that A.M. Best Company had announced its decision to change FPIC’s group rating from A- (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. As a result of the rating change, FPIC was in non-compliance with its loan agreement. As a result of such non-compliance, FPIC requested and received from its Lenders a forbearance dated October 24, 2002 under which the Lenders agreed not to take any action with regard to this covenant violation for a 30-day period, until November 23, 2002, to allow adequate time for FPIC and its Lenders to agree and finalize appropriate revisions to the Loan Agreement.

•	On November 21, 2002, FPIC filed a Form 8-K notifying the SEC that FPIC had reached an agreement with its lenders regarding an amendment to its Revolving Credit and Term Loan Agreement dated August 31, 2001, as amended.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 27th day of March, 2003.

FPIC Insurance Group, Inc. By /s/ John R. Byers —————————————— John R. Byers President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.
Signature	Title	Date
/s/ John R. Byers —————————————— John R. Byers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ Kim D. Thorpe —————————————— Kim D. Thorpe	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003

/s/ Robert O. Baratta —————————————— Robert O. Baratta, M.D.	Chairman of the Board	March 27, 2003

/s/ David M. Shapiro —————————————— David M. Shapiro, M.D.	Vice Chairman	March 27, 2003

/s/ Gaston J. Acosta-Rua —————————————— Gaston J. Acosta-Rua, M.D.	Director	March 27, 2003

/s/ John K. Anderson, Jr. —————————————— John K. Anderson, Jr.	Director	March 27, 2003

/s/ Richard J. Bagby —————————————— Richard J. Bagby, M.D.	Director	March 27, 2003

/s/ James W. Bridges —————————————— James W. Bridges, M.D.	Director	March 27, 2003

/s/ Kenneth M. Kirschner —————————————— Kenneth M. Kirschner	Director	March 27, 2003

/s/ M.C. Harden, III —————————————— M.C. Harden, III	Director	March 27, 2003

/s/ Louis C. Murray —————————————— Louis C. Murray, M.D.	Director	March 27, 2003

/s/ Joan D. Ruffier —————————————— Joan D. Ruffier	Director	March 27, 2003

/s/ Guy T. Selander —————————————— Guy T. Selander, M.D.	Director	March 27, 2003

/s/ James G. White —————————————— James G. White, M.D.	Director	March 27, 2003

/s/ Gene C. Witherspoon —————————————— Gene C. Witherspoon	Director	March 27, 2003

