Form 10-Q
period 2003-03-31
FPIC INSURANCE GROUP INC
filed 2003-05-14
CIK 1010247

United States SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(Mark One)
|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003
or
|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to ___________.

Commission file number 1-11983 FPIC Insurance Group, Inc. (Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-3359111 (IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, Florida     32202
(Address of Principal Executive Offices)               (Zip Code)

(904) 354-2482
(Registrant’s Telephone Number, Including Area Code)

www.fpic.com
(Registrant’s Internet Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

As of May 7, 2003, there were 9,418,882 shares of the registrant’s common stock outstanding.

FPIC Insurance Group, Inc. Index to Quarterly Report on Form 10-Q

Certification of John R. Byers pursuant to 19 U.S.C. Section 1350 as adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.1

Certification of Kim D. Thorpe pursuant to 19 U.S.C. Section 1350 as adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.2

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Financial Position As of March 31, 2003 and December 31, 2002 (In Thousands, Except Share-related Data)

	(unaudited) March 31, 2003	Dec 31, 2002

Assets
Cash and cash equivalents	$87,398	86,589
Bonds and U.S. Government securities, available for sale	464,957	436,970
Equity securities, available for sale	6	6
Other invested assets	10,366	10,801
Real estate	4,210	4,354

Total cash and investments	566,937	538,720

Premiums receivable, net	114,840	108,494
Accrued investment income	5,745	5,998
Reinsurance recoverable on paid losses	5,720	6,529
Due from reinsurers on unpaid losses and advance premiums	197,567	168,159
Ceded unearned premiums	87,512	78,889
Property and equipment, net	5,392	4,334
Deferred policy acquisition costs	3,235	4,452
Deferred income taxes	34,108	34,653
Prepaid expenses	1,592	1,744
Goodwill	18,870	18,870
Intangible assets	963	1,034
Federal income tax receivable	2,106	—
Other assets	16,242	54,555

Total assets	$1,060,829	1,026,431

Liabilities and Shareholders’ Equity
Losses and loss adjustment expenses	$473,204	440,166
Unearned premiums	192,126	173,421
Reinsurance payable	107,371	96,470
Paid in advance and unprocessed premiums	6,066	14,060
Revolving credit facility	37,000	37,000
Term loan	8,750	10,208
Deferred credit	8,494	8,749
Deferred ceding commission	4,699	4,669
Federal income tax payable	—	120
Accrued expenses and other liabilities	54,222	75,655

Total liabilities	891,932	860,518

Commitments and contingencies (Note 11)

Common stock, $.10 par value, 50,000,000 shares authorized;
9,415,548 and 9,390,795 shares issued and outstanding at
March 31, 2003 and December 31, 2002, respectively	942	939
Additional paid-in capital	38,464	38,322
Accumulated other comprehensive income	5,604	5,525
Retained earnings	123,887	121,127

Total shareholders’ equity	168,897	165,913

Total liabilities and shareholders’ equity	$1,060,829	1,026,431

See accompanying notes to the condensed consolidated financial statements. 3

FPIC Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2003 and 2002
(In Thousands, Except Share-related Data)

	(unaudited)

	Three months ended March 31,
	2003	2002

Revenues
Net premiums earned	$28,909	39,342
Claims administration and management fees	8,664	7,631
Net investment income	3,692	4,888
Commission income	1,584	874
Net realized investment gains	238	468
Finance charges and other income	231	228

Total revenues	43,318	53,431

Expenses
Net losses and loss adjustment expenses	26,634	33,825
Other underwriting expenses	2,866	6,699
Claims administration and management expenses	8,341	7,410
Interest expense	1,230	1,216
Other expenses	71	71

Total expenses	39,142	49,221

Income from operations before income taxes and cumulative
effect of accounting change	4,176	4,210

Less: Income taxes	1,416	1,345

Income before cumulative effect of accounting
change	2,760	2,865
Less: Cumulative effect of accounting change
(net of an $18,784 income tax benefit) (Note 3)	—	29,578

Net income (loss)	$2,760	(26,713)

Basic earnings (loss) per common share	$0.29	(2.85)

Diluted earnings (loss) per common share	$0.29	(2.81)

Basic weighted average common shares outstanding	9,409	9,375

Diluted weighted average common shares outstanding	9,416	9,498

Comprehensive Income (Loss)
Net income (loss)	$2,760	(26,713)

Other comprehensive income (loss):
Unrealized holding losses on debt and
equity securities	(344)	(5,396)
Unrealized holding gains on derivative
financial instruments	435	171
Income tax (expense) benefit related to unrealized
gains and losses	(12)	2,022

Other comprehensive income (loss)	$79	(3,203)

Comprehensive income (loss)	$2,839	(29,916)

See accompanying notes to the condensed consolidated financial statements. 4

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Shareholders’ Equity For the Three Months Ended March 31, 2003 and the Year Ended December 31, 2002 (In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

Balances at December 31, 2001	$934	37,837	(26)	135,829	174,574

Net loss	—	—	—	(14,702)	(14,702)
Unrealized gain on debt and
equity securities, net	—	—	5,565	—	5,565
Unrealized loss on derivative
financial instruments, net	—	—	(270)	—	(270)
Amortization of unrealized loss on
derivative financial instruments	—	—	256	—	256
Issuance of shares	5	485	—	—	490

Balances at December 31, 2002	$939	38,322	5,525	121,127	165,913

Net income	—	—	—	2,760	2,760
Unrealized loss on debt and
equity securities, net	—	—	(210)	—	(210)
Unrealized gain on derivative
financial instruments, net	—	—	232	—	232
Amortization of unrealized loss on
derivative financial instruments	—	—	57	—	57
Issuance of shares	3	142	—	—	145

Balances at March 31, 2003 (unaudited)	$942	38,464	5,604	123,887	168,897

See accompanying notes to the condensed consolidated financial statements. 5

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2003 and 2002 (In Thousands)

	(unaudited)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,760	(26,713)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change	—	29,578
Depreciation, amortization and accretion	(1,910)	2,002
Realized gains on investments	(238)	(468)
Net loss from equity investments	60	301
Bad debt expense	3	668
Deferred income tax expense (benefit)	532	(176)
Changes in assets and liabilities:
Premiums receivable, net	(6,349)	(21,415)
Accrued investment income	253	(896)
Reinsurance recoverable on paid losses	809	1,426
Due from reinsurers on unpaid losses and advance premiums	(29,408)	(14,907)
Ceded unearned premiums	(8,623)	(11,137)
Deferred policy acquisition costs	852	(3,185)
Prepaid expenses	152	284
Federal income tax receivable/payable	(2,226)	3,187
Other assets	137	2,491
Loss and loss adjustment expenses	33,038	18,699
Unearned premiums	18,705	28,009
Reinsurance payable	10,901	5,436
Paid in advance and unprocessed premiums	(7,994)	(1,448)
Deferred ceding commission	3,099	—
Accrued expenses and other liabilities	8,734	1,288

Net cash provided by operating activities	23,287	13,024

Cash flows from investing activities:
Proceeds from sale or maturity of bonds and U.S. Government securities	136,110	48,003
Purchase of bonds and U.S. Government securities	(156,001)	(64,011)
Proceeds from sale of other invested assets	306	204
Purchase of real estate investments	—	(42)
Purchase of property and equipment	(1,580)	(274)

Net cash used in investing activities	(21,165)	(16,120)

Cash flows from financing activities:
Payment of term loan	(1,458)	(1,458)
Issuance of common stock	145	424

Net cash used in financing activities	(1,313)	(1,034)

Net increase (decrease) in cash and cash equivalents	809	(4,130)
Cash and cash equivalents at beginning of period	86,589	75,220

Cash and cash equivalents at end of period	$87,398	71,090

Supplemental disclosure of cash flow information:
Cash paid or received during the year for:
Interest	$1,106	1,109

Federal income taxes paid	$3,300	—

Federal income tax refunds received	$346	1,782

Supplemental disclosure of noncash investing activities:
Due to broker on unsettled investment trades, net	$12,976	—

See accompanying notes to the condensed consolidated financial statements. 6

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

1.	Organization and Basis of Presentation
The accompanying condensed, consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant transactions between the parent and consolidated subsidiaries have been eliminated. Reference is made to our most recently filed Form 10-K, which includes information necessary for understanding our businesses and financial statement presentations. In particular, our significant accounting policies are presented in Note 2 to the consolidated financial statements included in that report.

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair presentation of results for interim periods. Certain prior period data have been reclassified to conform to the current period presentation. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. For example, the timing and magnitude of claim losses incurred by our insurance subsidiaries due to the estimation process inherent in determining the liability for losses and loss adjustment expenses (“LAE”) can be relatively more significant to results of interim periods than to results for a full year. In addition, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings as can the mix of taxable and non-taxable investment income.

2.	Investments
Data with respect to bonds and U.S. Government and equity securities, available for sale, are shown below.

Three Months Ended	Proceeds from sales and maturities	Gross realized gains	Gross realized losses		Amortized cost of investments in bonds, U.S. Government and equity securities

March 31, 2003	$136,110	1,056	(1,019)	As of March 31, 2003	$453,134
March 31, 2002	$48,003	901	(433)	As of December 31, 2002	$425,184

During the three months ended March 31, 2003, we also realized a net investment gain of $201 on the sale of real estate. Total gross realized investment gains on all investments were $1,257 for the three months ended March 31, 2003.

Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other than temporary, if any, would be recorded as realized losses in the consolidated statements of income. As of March 31, 2003, we did not hold any investment securities that were deemed to be other than temporarily impaired.

3.	Goodwill
Effective January 1, 2002, FPIC adopted Financial Accounting Standard No. (“FAS”) 142 and accordingly discontinued the amortization of goodwill. Independent valuation consultants were engaged to perform transitional impairment tests at each of FPIC’s operating segments: insurance, reciprocal management and third party administration (“TPA”). These operating segments meet the reporting unit requirements as defined by FAS 142.

Based on the results of the transitional impairment tests completed as of January 1, 2002, the carrying values of the reciprocal management and TPA segments exceeded their respective estimated fair values. Upon allocation of the fair values of these segments to their individual assets and liabilities, as required by FAS 142, impairments of goodwill were determined to exist in both segments. As a result, a non-cash transitional impairment charge of $29.6 million, in aggregate (net of an income tax benefit of $18.8 million), was recognized and recorded as a cumulative effect of accounting change.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

The following table provides comparative disclosures of net income excluding the cumulative effect of accounting change and goodwill amortization, net of taxes, for the periods presented.

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income (loss):
Net income (loss), as reported	$2,760	(26,713)
Cumulative effect of accounting change	—	29,578

Net income, comparative	$2,760	2,865

Basic earnings (loss) per common share:
Net income (loss), as reported	$0.29	(2.85)
Cumulative effect of accounting change	—	3.16

Net income, comparative	$0.29	0.31

Diluted earnings (loss) per common share:
Net income (loss), as reported	$0.29	(2.81)
Cumulative effect of accounting change	—	3.11

Net income, comparative	$0.29	0.30

As required by FAS 142, we completed annual impairment testing of our remaining goodwill as of December 31, 2002 during the first quarter of 2003, including obtaining an updated report from independent valuation consultants. Based on the results of such testing, we determined that the fair value of the goodwill exceeded the carrying value and that no impairment exists.

Reference is made to Notes 2 and 10 to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information about our accounting for goodwill.

4.	Reinsurance
Effective July 1, 2002, FPIC’s largest insurance subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”), entered into a finite reinsurance agreement with two insurance subsidiaries of the Hannover Re group of insurance and reinsurance companies (“Hannover Re”). The agreement, which calls for First Professionals to cede quota share portions of its 2002 and 2003 written premiums, contains adjustable features, including a loss corridor, sliding scale ceding commissions, and a cap on the amount of losses that may be ceded to the reinsurer. The effect of these features is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals. While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. In addition to ceding a significant portion of its risks to Hannover Re, the agreement also allows First Professionals to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to the reinsurers, would be retained by First Professionals. The decision of whether to commute the agreement and the timing of any such commutation will depend on the performance of the underlying business, the need for the agreement based on FPIC’s capital position and other relevant considerations.

On May 6, 2003, we entered into an agreement, which effective April 1, 2003, amends the Hannover Re agreement, to extend its expiration date to include policies written and renewed through December 31, 2004. The agreement has also been amended to remove the loss corridor on business written beginning April 1, 2003, and to reduce the lower end of the sliding scale ceding commission range from 27.5% to 20%. A provision has also been added that will allow First Professionals to reduce the quota share amount of premiums to be ceded under the agreement in 2004. Cancellation provisions have also been added; one that gives First Professionals the option to cancel the agreement on or after January 1, 2004, with 30 days notice, and one that gives Hannover Re the option to cancel the agreement as of the effective date of any decrease in First Professionals’ base rate that exceeds 5%.

We have also renewed our excess of loss and supplemental extra contractual obligation and excess policy limit reinsurance programs, effective January 1, 2003 and April 1, 2003, respectively. The structure and coverage of such agreements are generally similar to those of our 2002 reinsurance programs as reported in our most recently filed Form 10-K.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

On August 2, 2002, Gerling Global Reinsurance Corporation of America (“Gerling”), one of our reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). On December 20, 2002, Gerling’s A.M. Best rating was further downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed its U.S. non-life reinsurance business into voluntary run-off. A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. Gerling has participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. Gerling has also provided facultative reinsurance coverage for non-standard risks. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal as of January 1, 2003. As of March 31, 2003, the estimated amount of net reinsurance recoverables from Gerling was approximately $14.0 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $0.7 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables.

Gerling’s actions, including placing its U.S. reinsurance companies in run-off with respect to its U.S. non-life reinsurance business, have been voluntary and as recently as March 2003, it has publicly stated that it is paying its outstanding claims. Consequently, we currently expect that Gerling will fully meet its obligations to us. We will continue to monitor developments at Gerling and should its financial condition worsen, we could, in-turn, recognize a charge for uncollectible reinsurance recoverables.

5.	Borrowing Arrangements
As of March 31, 2003, we had outstanding under our Revolving Credit and Term Loan Agreement (“credit facility”) $37,000 under the revolving credit facility and an $8,750 term loan. As of March 31, 2003 and December 31, 2002, the interest rates on FPIC’s credit facilities were 4.29% and 6.25%, respectively (as of January 2, 2003, the interest rate was 4.38%). The revolving credit and term loans are secured by substantially all of the assets of the holding company, FPIC, including but not limited to, its common stock holdings in all of our major subsidiaries. The credit facility is also guaranteed by FPIC’s wholly owned non-insurance subsidiaries. As of March 31, 2003, we were in compliance with the financial covenants required by the credit facility, and to the best of our knowledge, in compliance with all other affirmative and negative covenants. Reference is made to our most recently filed Form 10-K, which includes additional information for significant terms and certain financial and non-financial covenants of the credit facility.

6.	Derivative Financial Instruments
FPIC uses interest rate swap agreements (the “swap agreements”) to minimize fluctuations in cash flows caused by interest rate volatility on its floating-rate debt. Such agreements involve the contractual exchanges of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The swap agreements in effect as of March 31, 2003 were as follows:

Notional Amount	Maturities	Receive Rate (1)	Pay Rate
$37,000	08/31/2004	1.29%	6.45%
$ 8,750	08/31/2004	1.29%	5.97%
(1)	Based on three-month LIBOR

We believe that the counterparties to the swap agreements are creditworthy.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

7.	Stock Option Plans
FPIC has a stock option plan for officers and key employees and a plan for non-employee directors. On a pro-forma basis, assuming compensation expense for FPIC’s stock options had been recognized based on their fair values on the grant date under the methodology prescribed by FAS 123, FPIC’s net income and basic and diluted earnings (loss) per share for the three months ended March 31, 2003 and 2002, would have been impacted as follows:

	March 31, 2003	March 31, 2002

Pro-forma net income (loss)	$2,290	(27,082)
Pro-forma basic earnings (loss) per share	$0.24	(2.89)
Pro-forma diluted earnings (loss) per share	$0.24	(2.85)

8.	Reconciliation of Basic and Diluted Earnings Per Common Share
Data with respect to FPIC’s basic and diluted earnings per common share are shown below.

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income (loss):
Income before cumulative effect of accounting change	$2,760	2,865
Cumulative effect of accounting change	—	(29,578)

Net income (loss)	$2,760	(26,713)

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.29	0.31
Cumulative effect of accounting change	—	(3.16)

Net income (loss)	$0.29	(2.85)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.29	0.30
Cumulative effect of accounting change	—	(3.11)

Net income (loss)	$0.29	(2.81)

Basic weighted average shares outstanding	9,409	9,375
Common stock equivalents	7	123

Diluted weighted average shares outstanding	9,416	9,498

9.	Related Party Transactions
Following is a summary of the related party transactions of FPIC and its wholly owned subsidiaries for the three months ended March 31, 2003 and 2002, or as of March 31, 2003 and December 31, 2002, as the case may be. Amounts appearing in parenthesis represent charges to income and non-parenthetical amounts represent credits to income. Reference is made to Note 22 of the consolidated financial statements included in our most recently filed Form 10-K for additional information regarding the nature and terms of these transactions with related parties.

Management agreement with APA Management, Inc. and Consulting Group of APA, Inc.
i)	Management, claims handling and consulting fees incurred were ($1,354) and ($803) for the three months ended March 31, 2003 and 2002.

25% Quota Share Reinsurance Agreement with American Professional Assurance, Ltd.
i)	Ceded premiums written were ($3,520) and ($2,120) for the three months ended March 31, 2003 and 2002.
ii)	Ceding commissions earned were $438 and $244 for the three months ended March 31, 2003 and 2002.
11

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Fronting programs with APAL (SPC) Limited
i)	Ceded premiums written were ($8,042) and ($5,742) for the three months ended March 31, 2003 and 2002. Corresponding direct premiums written by APAC under these fronting programs were $8,905 and $6,407, respectively.
ii)	Fronting fee income earned under these programs was $626 and $244 for the three months ended March 31, 2003 and 2002.

Reinsurance Agreements with PRI
i)	Assumed premiums written were $823 and $342 for the three months ended March 31, 2003 and 2002.
ii)	Premiums earned were $2,730 and $2,520 for the three months ended March 31, 2003 and 2002.
iii)	Losses incurred were ($1,025) and ($1,147) for the three months ended March 31, 2003 and 2002.
iv)	Ceding commissions incurred were ($637) and ($537) for the three months ended March 31, 2003 and 2002.
v)	Net amounts due from PRI under these contracts were approximately $5,188 and $7,023, as of March 31, 2003 and December 31, 2002, respectively.

The excess of loss reinsurance treaty between First Professionals and PRI related to losses of $0.25 million in excess of $0.5 million and the reinsurance treaty in which First Professionals reinsures PRI for policies with limits of $1.0 million in excess of $1.3 million both contain clauses under which PRI has the option to commute each such agreement. During the first quarter of 2002, the 2000 treaty relating to losses of $0.25 million in excess of $0.5 million was commuted. The commutation eliminated all of First Professionals’ present and future liabilities under the treaty in exchange for the return by First Professionals of all but the minimum contract premium to PRI. As a result of this commutation, First Professionals reported approximately $9.3 million of paid losses and LAE with a corresponding reduction in reserves during the three months ended March 31, 2002. There was no net income effect from these commutations, due to the prior accrual of such charges.

FPIC’s revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of FPIC’s insurance subsidiaries. In addition, PRI is regulated by the New York State Insurance Department and files annual and quarterly statements with the department containing its financial statements prepared on the statutory-basis of accounting and other data.

Management Agreement with PRI
i)	Claims administration and management fees earned were $4,988 and $4,600 for the three months ended March 31, 2003 and 2002.
ii)	Reimbursed expenses were $3,913 and $2,970 for the three months ended March 31, 2003 and 2002.

During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. AFP has earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001. In accordance with the amended agreement, AFP has agreed to pay 6% annual interest on the 10% profit share amounts already earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, AFP will be reimbursed for a larger portion of the costs associated with the risk management department it maintains for PRI insureds. The management agreement and amendments were reviewed and approved by the New York State Insurance Department.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Fronting Program with PRI
i)	Ceded premiums written were ($8,720) and ($3,327) for the three months ended March 31, 2003 and 2002. Corresponding direct premiums written by First Professionals under this fronting program were $8,717 and $3,327, respectively.
ii)	Ceding commissions earned were $1,031 and $582 for the three months ended March 31, 2003 and 2002.

10.	Segment Information
The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 2 to the consolidated financial statements included in our most recently filed Form 10-K. FPIC evaluates a segment’s performance based on net income or loss and accounts for intersegment sales and transfers as if the sales or transfers were to a third party. Holding company operations are included within the insurance segment due to its size and prominence and the substantial attention devoted to the segment. Management believes that intersegment revenues associated with transactions between the segments would be reasonably approximate with similar products or services that may have been obtained from or provided to unrelated third parties. All segments are managed separately because each respective business is distinct in terms of markets served, products and services, technology, and required business resources and strategies. Selected financial information by segment is summarized in the tables below.

	As of Mar 31, 2003	As of Dec 31, 2002

Identifiable Assets:
Insurance	$1,016,815	983,023
Reciprocal management	42,476	40,032
Third party administration	5,709	6,283
Intersegment eliminations	(4,171)	(2,907)

Total assets	$1,060,829	1,026,431

	Three Months Ended

	Mar 31, 2003	Dec 31, 2002

Total Revenues:
Insurance	$33,429	45,385
Reciprocal management	7,131	5,628
Third party administration	4,008	3,465
Intersegment eliminations	(1,250)	(1,047)

Total revenues	$43,318	53,431

Net Income (Loss):
Insurance	$1,291	2,225
Reciprocal management	1,338	(23,622)
Third party administration	131	(5,316)

Net income (loss)	$2,760	(26,713)

11.	Commitments and Contingencies
FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. In the case of one such claim, arising in 1993, no insurance or reinsurance coverage was in place and an estimate of possible loss currently cannot be made. In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

FPIC may also become involved in legal actions or become aware of possible unasserted claims not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of March 31, 2003, and in all cases, believes its positions and defenses are meritorious.

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

12.	Subsequent Events
Subsequent to March 31, 2003, we have entered into two placement agreements with investment banking firms under which FPIC plans to issue up to $20 million in trust preferred securities and $10 million in unsecured senior notes (collectively referred to as the "Securities") in private offerings to two investment pools. The Securities would be scheduled to mature in 30 years and bear floating interest at a rate equal to LIBOR plus a spread (for initial rates of approximately 5.4% and 5.5% per annum). The floating interest rates will be adjustable quarterly with changes in LIBOR and the maximum rates that may be charged under the Securities within the first 5 years is 12.5%. FPIC will also have the option to call its Securities and refund them at par beginning in 5 years from closing. Currently, closings for the two investment pools are scheduled to occur on May 15, 2003 and May 22, 2003. Assuming the offerings are successfully completed, FPIC plans to use the net proceeds from the first to pay-off the term loan portion of its credit facility (approximately $8.8 million), make a partial payment (approximately $1.3 million) on its revolving credit facility, and contribute the remainder (up to approximately $4.5 million) to additional paid-in capital of First Professionals. The net proceeds from the second offering would be used primarily to further pay down the revolving credit facility. Part of the net proceeds of each would also be used to unwind or partially unwind swap agreements related to the term loan and revolving credit facility. We also plan to purchase hedging instruments designed to maintain our ultimate floating rate interest costs on the Securities within a stated range.

Item 2. Management’s Discussion and Analysis (“MDA”) of Financial Condition and Results of
Operations
For purposes of this management discussion and analysis, the term “FPIC” refers to FPIC Insurance Group, Inc. and subsidiaries. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 2003, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2003.

Safe Harbor Disclosure
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by or on behalf of FPIC may include forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

i)	Uncertainties relating to government and regulatory policies (such as subjecting FPIC to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);
ii)	The occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;
iii)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;
iv)	Developments in global financial markets that could affect our investment portfolio and financing plans;
v)	The impact of surplus constraints on growth;
vi)	Developments in reinsurance markets that could affect our reinsurance programs;
vii)	The impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for our capital and the risk of undisclosed liabilities;
viii)	Risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally;
ix)	The competitive environment in which FPIC operates, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;
x)	The actual amount of new and renewal business;
xi)	Rates, including rates on excess policies, being subject to or mandated by regulatory approval;
xii)	The loss of the services of any of our executive officers;
xiii)	The uncertainties of the loss reserving process;
xiv)	The ability to collect reinsurance recoverables;
xv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on agents’ ability to place insurance business on behalf of FPIC;
xvi)	The dependence of the reciprocal management segment upon a single major customer, Physicians’ Reciprocal Insurers (“PRI”), for the preponderance of its revenue; and

other risk factors discussed elsewhere within this Form 10-Q, and in FPIC’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003.

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

We believe the following critical accounting policies, which are described more fully in the MD&A and in Note 2 to the consolidated financial statements included in our most recently filed Form 10-K, affect our more significant judgments and estimates used in preparation of the consolidated financial statements: Reinsurance, Income Taxes, Goodwill and Intangible Assets, Revenue Recognition, Losses and LAE, and Commitments and Contingencies.

Management’s Discussion and Analysis of Results of Operations:
Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
Our total revenues for the three months ended March 31, 2003 decreased 19% to $43.3 million from $53.4 million for the three months ended March 31, 2002. Total revenues decreased primarily as a result of our finite quota share agreement with Hannover Re and lower prevailing interest rates in the fixed securities market. We experienced growth in revenues of $15.2 million, or 29%, before the cession of business under the finite reinsurance agreement with Hannover Re when compared with the first quarter of 2002. Premiums earned grew $14.2 million, or 36%, quarter over quarter, before the portion ceded to Hannover Re. This premium growth occurred in our core MPL insurance business, primarily resulting from improvements in pricing and the growth of MPL policyholders in Florida and Missouri during 2002 and 2001. Commission income and claims administration and management fees earned by our non-insurance subsidiaries in New York and Florida also grew, contributing $1.7 million in revenue growth.

Our total expenses for the three months ended March 31, 2003 decreased 21% to $39.1 million from $49.2 million for the three months ended March 31, 2002. The decrease in total expenses is primarily related to the finite reinsurance agreement with Hannover Re, under which ceded losses and LAE incurred were $19.9 million for the three months ended March 31, 2003. Net losses and LAE incurred for the three months ended March 31, 2003 increased $12.7 million, or 38%, before the portion ceded to Hannover Re when compared with the three months ended March 31, 2002. This growth is consistent with the corresponding growth in net premiums earned. Claims administration and management expenses increased when compared with the prior year, primarily as a result of increases in operating expenses at our reciprocal management and third party administration (“TPA”) segments due to growth in business.

We reported net income of $2.8 million, or $0.29 per diluted share, for the first quarter of 2003, an increase of $29.5 million, or $3.10 per diluted share, when compared with a net loss of ($26.7) million, or ($2.81) per diluted share, for the first quarter of 2002. During the first quarter of 2002, the adoption of Financial Accounting Standard No. (“FAS”) 142 resulted in a one-time, non-cash charge that reduced the carrying value of goodwill by $48.4 million ($29.6 million, net of an income tax benefit). The goodwill impairments resulting from the adoption of FAS 142 were associated entirely with goodwill at our non-insurance segments. Income before cumulative effect of accounting change was $2.9 million, or $0.30 per diluted share, for the three months ended March 31, 2002.

One of the most significant financial developments for us last year was our finite reinsurance agreement with Hannover Re. The agreement became effective in July 2002, is supplemental to our other reinsurance programs and represents a very large additional reinsurance cession for us. The following table illustrates the effects of the finite reinsurance agreement between First Professionals Insurance Company, Inc. (“First Professionals”) and Hannover Re on selected consolidated financial information of FPIC. The information presented in this table is a non-GAAP presentation and is not intended to serve as a substitute for the comparable GAAP amounts and disclosures presented elsewhere. Instead, this presentation is intended to help discern the impact of the Hannover Re agreement on the selected financial statement items and ratio presented in the table. The effects of the Hannover Re agreement on our financial position and results of operations as of and for the three months ended March 31, 2003 as compared with the comparable amounts for 2002 are significant and are commented upon further in this MD&A.

	Three Months Ended March 31, 2003

	Actual Results	Effects of Hannover Re Agreement	Amounts Excluding the Effects of the Reinsurance Agreement

Net premiums written	$38,996	$(24,795)	$63,791
Net premiums earned	$28,909	$(24,553)	$53,462
Net losses and LAE	$26,634	$(19,888)	$46,522
Income from operations before income taxes and
cumulative effect of accounting change	$4,176	$1,043	$3,133
Statutory surplus as of March 31, 2003	$124,242	$5,433	$118,809
Ratio of net premiums written to statutory surplus	1.0:1		2.0:1

For additional information on the agreement, refer to Note 4 of the condensed consolidated financial statements in this document and to Note 13 of the consolidated financial statements in FPIC’s Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 28, 2003.

Insurance Segment
Our insurance segment is made up of our four insurance subsidiaries, First Professionals, Anesthesiologists Professional Assurance Company (“APAC”) and The Tenere Group, Inc. companies of Intermed Insurance Company (“Intermed”) and Interlex Insurance Company (“Interlex”). Effective October 3, 2002, we sold the renewal rights on Interlex’s legal professional liability insurance business to a subsidiary of Professionals Direct, Inc., a non-affiliate, for $0.4 million. The sale of Interlex’s renewal rights allows us to re-dedicate capital to our core MPL business. Holding company operations are also included in the insurance segment due to its size and prominence and the substantial attention devoted to the segment.

Unaudited financial and selected other data for our insurance segment for the three months ended March 31, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended

	Mar 31, 2003	Percentage Change	Mar 31, 2002

Direct and assumed premiums written	$104,535	17%	$89,259

Net premiums written	$38,996	-31%	$56,195

Net premiums earned	$28,909	-27%	$39,342
Net investment income	3,655	-25%	4,842
Commission income	—	-100%	3
Net realized investment gains	238	-49%	468
Finance charges and other income	209	2%	204
Intersegment revenues	418	-21%	526

Total revenues	33,429	-26%	45,385

Net losses and LAE	26,634	-21%	33,825
Other underwriting expense	2,866	-57%	6,699
Interest expense	1,177	-3%	1,216
Other expenses	71	0%	71
Intersegment expenses	820	74%	471

Total expenses	31,568	-25%	42,282

Income from operations before income taxes and
cumulative effect of accounting change	1,861	-40%	3,103
Less: Income tax expense	570	-35%	878

Income before cumulative effect of accounting change	1,291	-42%	2,225

Less: Cumulative effect of accounting change	—	0%	—

Net income	$1,291	-42%	$2,225

Selected Direct Professional Liability
Claims Information
Net paid losses and LAE on professional
liability claims only	$23,611	18%	$20,000

Average net paid loss per professional
liability claim closed with indemnity
payment	$162	-5%	$171

Total professional liability claims and incidents
reported during the period	827	6%	782

Total professional liability claims
with indemnity payment	69	-3%	71

Total professional liability claims and incidents
closed without indemnity payment	343	-8%	372

Selected Policyholder Counts
Professional liability policyholders (Excludes
policyholders under professional liability fronting
arrangements of 3,887and 5,369, respectively)	15,969	5%	15,213

18

Direct and assumed premiums written increased 17% to $104.5 million for the three months ended March 31, 2003 from $89.3 million for the three months ended March 31, 2002. The increase is primarily in our core MPL business and generally results from rate increases realized by our insurance subsidiaries and to a lesser extent growth in the number of policyholders. First Professionals, APAC and Intermed have each implemented significant rate increases since 2001.

Net premiums written decreased 31% to $39.0 million for the three months ended March 31, 2003 from $56.2 million for the three months ended March 31, 2002. The decline in net premiums written is related to the finite quota share reinsurance agreement effective July 1, 2002 between our largest subsidiary, First Professionals, and Hannover Re. First Professionals ceded $24.8 million of its direct written premiums, net of other reinsurance, to Hannover Re during the three months ended March 31, 2003. Net premiums written increased $7.6 million, or 14%, before the effects of the Hannover Re cession.

Net premiums earned decreased 27% to $28.9 million for the three months ended March 31, 2003 from $39.3 million for the three months ended March 31, 2002. The decrease is primarily due to the finite quota share reinsurance agreement with Hannover Re. Under the terms of the agreement, First Professionals ceded approximately $24.6 million of its earned premium to Hannover Re during the three months ended March 31, 2003. Excluding the impact of the finite quota share agreement, net premiums earned increased $14.2 million, or 36%, to $53.5 million for the three months ended March 31, 2003 from $39.3 million for the three months ended March 31, 2002.

Net investment income declined 25% to $3.7 million for the three months ended March 31, 2003 from $4.8 million for the three months ended March 31, 2002. The decline in net investment income is primarily due to $0.8 million in interest credited to Hannover Re on the funds we have withheld under the terms of the finite quota share reinsurance agreement, which are accounted for as investment-related expenses and a reduction to our net investment income. Net investment income is also lower due to the prolonged status of prevailing interest rates at historically low levels. As a result, we have invested primarily in fixed income securities with shorter maturities and durations and maintained significant short term invested cash. While these holdings reduce our exposure to losses should the interest environment change and rates begin to rise, these holdings also produce lower current income. Our cash and invested assets available for investment continued to grow as a result of growth in insurance premiums and related operating cash flows. On a consolidated basis cash and investments grew to $566.9 million as of March 31, 2003 from $538.7 million as of December 31, 2002.

Net losses and LAE incurred decreased 21% to $26.6 million for the three months ended March 31, 2003 from $33.8 million for the three months ended March 31, 2002. Net losses and LAE incurred were reduced by an increase in ceded losses and LAE incurred under the Hannover Re reinsurance agreement of $19.9 million. Net losses and LAE incurred increased $12.7 million, or 38%, to $46.5 million for the three months ended March 31, 2003 from $33.8 million for the three months ended March 31, 2002 before the cession under our finite reinsurance agreement with Hannover Re. The increase in net losses and LAE incurred reflects growth in business, taking into consideration expected loss trends. Our loss ratios for the three months ended March 31, 2003 and 2002 were 92% and 86%, respectively. The increase in our loss ratio primarily reflects the effect of our finite reinsurance agreement with Hannover Re and an increase in the level of reserves we are establishing for our business in Kansas and Missouri this year. Based upon our recently completed actuarial studies for the year ended December 31, 2002, and loss data available for the first quarter of 2003, we believe our loss and LAE reserves are adequate to cover the costs of all our claims and related expenses that have been incurred through March 31, 2003.

The liability for losses and LAE represent our best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, our loss retention levels and the expected frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as the current legal environment affecting the settlement of our liability claims changes. Any such changes could result in future revisions in the estimates of losses or reinsurance recoverables, and would be reflected in our results of operations for the most recent period being reported when the change occurs. We believe our liability for losses and LAE is adequate; however, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such difference, either positive or negative, could have a material effect on our results of operations and financial position.

For the purposes of setting aside reserves on risks insured during the current year and interim periods, for which very little experience is present, forecasted loss ratios are applied to earned premiums. The forecasted loss ratios applied are judgmentally determined taking into account the results of the most recent actuarial studies performed, current pricing and underwriting trends, expected loss and LAE trends and other pertinent considerations. In addition, we monitor and analyze key loss and LAE indicators and trends throughout the year. These include paid losses, newly reported claims and incidents, closed claim activity and other metrics. These indicators are taken into account in assessing the reasonableness of our loss reserve estimates throughout the year and the forecasted loss and LAE ratios being applied during each interim period.

Based on analysis performed through the first three months of 2003, our key loss and LAE indicators and trends appear to be in line and consistent with corresponding assumptions comprehended in our pricing and reserve estimates. It should be noted that the level of analysis performed by us for interim periods is significantly less in scope than the more complete actuarial studies performed annually as of the end of each calendar year. Therefore, the inherent uncertainties in our reserve estimates can be expected to be even more prevalent for interim periods.

Other underwriting expenses decreased 57% to $2.9 million for the three months ended March 31, 2003 from $6.7 million for the three months ended March 31, 2002. The decline in other underwriting expenses is primarily attributable to ceding commissions and other expenses recognized under the terms of the finite quota share reinsurance agreement between First Professionals and Hannover Re in the amount of $6.8 million. Excluding the impact of the finite quota share agreement, other underwriting expenses increased $2.7 million to $9.4 million for the three months ended March 31, 2003 from $6.7 million for the three months ended March 31, 2002. The increase in other underwriting expense primarily results from expenses incurred as a result of growth in our insurance business.

Income tax expense decreased 35% to $0.6 million for the three months ended March 31, 2003 from $0.9 million for the three months ended March 31, 2002. The decrease in income tax expense is essentially proportional to the decrease in income from operations before income taxes.

Reciprocal Management Segment
Our reciprocal management segment is made up of Administrators For The Professions, Inc. (“AFP”), our New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries (“Intermediaries”) and Group Data Corporation (“Group Data”). The segment also includes the business of Professional Medical Administrators, LLC (“PMA”), an 80% owned subsidiary. PMA provides brokerage and administration services for professional liability insurance programs. Unaudited financial and selected other data for the reciprocal management segment for the three months ended March 31, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended

	Mar 31, 2003	Percentage Change	Mar 31, 2002

Claims administration and management fees	$4,988	8%	$4,600
Net investment income	33	-18%	40
Commission income	1,268	164%	481
Other income	19	-10%	21
Intersegment revenues	823	69%	486

Total revenues	7,131	27%	5,628

Claims administration and management expenses	4,624	14%	4,068
Interest expense	53	100%	—
Intersegment expenses	352	-5%	372

Total expenses	5,029	13%	4,440

Income from operations before income taxes and
cumulative effect of accounting change	2,102	77%	1,188

Less: Income taxes	764	71%	447

Income before cumulative effect of accounting
change	1,338	81%	741

Less: Cumulative effect of accounting change	—	-100%	24,363

Net income (loss)	$1,338	106%	$(23,622)

Selected Information Regarding Management of PRI
Reciprocal premiums written under management	$30,646	11%	$27,635

	As of Mar 31, 2003	Percentage Change	As of Mar 31, 2002

Reciprocal statutory assets under management	$815,404	1%	$808,061

Professional liability policyholders under management	10,642	4%	10,197

Claims administration and management fees increased 8% to $5.0 million for the three months ended March 31, 2003 from $4.6 million for the three months ended March 31, 2002. The claims administration and management fees earned by AFP are comprised entirely of management fees from PRI and the increase is due to the growth in premiums written by PRI.

In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums. As such, our revenues and results of operations are financially sensitive to the revenues and financial condition of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally, including those risks described under “Safe Harbor Disclosure.” In addition, PRI is regulated by the New York State Insurance Department and files annual and quarterly statements containing its financial statements with the department prepared on the statutory-basis of accounting and other data. Growth at PRI is subject to surplus constraints; however, as a reciprocal, PRI operates at higher leverage ratios than non-reciprocals such as our insurance subsidiaries. Further, as allowed under New York insurance laws, PRI has requested and received permission from the New York State Insurance Department to follow the permitted practice of discounting its loss and LAE reserves. The New York State Insurance Department mandates PRI’s rates, including rates charged for policies in excess of $1.3 million, which have been reinsured to First Professionals.

Commission income increased 164% to $1.3 million for the three months ended March 31, 2003 from $0.5 million for the three months ended Mach 31, 2002. The increase in commission income is due to an increase in brokerage commissions earned by Intermediaries from third-party reinsurers for the placement of reinsurance, which is the result of growth in our business and an increase in our rates for reinsurance and the corresponding increases in reinsurance premiums ceded.

Claims administration and management expenses increased 14% to $4.6 million for the three months ended March 31, 2003 from $4.1 million for the three months ended March 31, 2002. The increase in claims administration and management expenses is due to an increase in operating expenses incurred primarily as a result of growth in business at PRI.

The reciprocal management segment recorded a transitional impairment charge of $24.4 million, after-tax, during the three months ended March 31, 2002, as a result of the adoption of FAS 142. This transitional impairment charge is accounted for as the cumulative effect of accounting change. The non-cash transitional impairment charge primarily reflects certain intangibles and synergies, which, in our opinion, are opportunistic in nature and carry a significant degree of uncertainty; therefore, we treated these intangibles conservatively in the valuation required by FAS 142.

Third Party Administration Segment
Our TPA segment is comprised of the business of our subsidiary, Employers Mutual, Inc. (“EMI”). Unaudited financial and selected other data for our TPA segment for the three months ended March 31, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended

	Mar 31, 2003	Percentage Change	Mar 31, 2002

Claims administration and management fees	$3,676	21%	$3,031
Net investment income	4	-33%	6
Commission income	316	-19%	390
Other income	3	0%	3
Intersegment revenues	9	-74%	35

Total revenues	4,008	16%	3,465

Claims administration and management expenses	3,717	11%	3,342
Intersegment expenses	78	-62%	204

Total expenses	3,795	7%	3,546

Income (loss) from operations before income taxes and
cumulative effect of accounting change	213	363%	(81)
Less: Income tax expense	82	310%	20

Income before cumulative effect of accounting change	131	230%	(101)

Less: Cumulative effect of accounting change	—	-100%	5,215

Net income (loss)	$131	102%	$(5,316)

	As of Mar 31, 2003	Percentage Change	As of Mar 31, 2002

Selected TPA Segment Customer Data
Covered lives under employee benefit programs	111,301	4%	107,160

Covered lives under workers compensation programs	38,100	1%	37,700

Claims administration and management fees increased 21% to $3.7 million for the three months ended March 31, 2003 from $3.0 million for the three months ended March 31, 2002. The increase the claims administration and management fees is due to an increase in the number of members serviced by our TPA segment and to a lesser extent, improvements in pricing per covered life.

Commission income decreased 19% to $0.3 million for the three months ended March 31, 2003 from $0.4 million for the three months ended March 31, 2002. The decrease in commission income is primarily due to the termination of one of the APAC fronting arrangements for workers’ compensation business for which EMI provided administration and brokerage services.

Claims administration and management expenses increased 11% to $3.7 million for the three months ended March 31, 2003 from $3.3 million for the three months ended March 31, 2002. The increase in claims administration and management expenses is due to an increase in operating expenses incurred primarily as a result of growth in business.

The TPA segment recorded a transitional impairment charge of $5.2 million, after-tax, during the three months ended March 31, 2002 as the result of the adoption of FAS 142. This transitional impairment charge is accounted for as the cumulative effect of accounting change. In our opinion, the non-cash transitional impairment charge primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the TPA segment.

Management’s Discussion and Analysis of Financial Position: March 31, 2003 Compared to December 31, 2002
Cash and invested assets increased $28.2 million to $566.9 million as of March 31, 2003 from $538.7 million as of December 31, 2002. The increase in cash and invested assets is primarily due to growth in premiums and related operating cash flows for the first quarter of 2003.

Premiums receivable increased $6.3 million to $114.8 million as of March 31, 2003 from $108.5 million as of December 31, 2002. Approximately $7.1 million of the increase in premiums receivable is associated with growth in premiums written as a result of price improvements and growth with regard to our core MPL insurance business.

Due from reinsurers on unpaid losses and advance premiums increased $29.4 million to $197.6 million as of March 31, 2003 from $168.2 million as of December 31, 2002. Approximately $19.0 million of the increase is associated with reserves ceded under the finite reinsurance agreement with Hannover Re. The remaining increase is primarily the result of growth in our core MPL business and underlying reserves ceded to reinsurers.

Ceded unearned premiums increased $8.6 million to $87.5 million as of March 31, 2003 from $78.9 million as of December 31, 2002. The increase in ceded unearned premiums is due to growth in the direct premiums written on our core MPL business and the corresponding portions ceded to other insurance carriers under our reinsurance programs.

On August 2, 2002, Gerling Global Reinsurance Corporation of America (“Gerling”), one of our reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). On December 20, 2002, Gerling’s A.M. Best rating was further downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed its U.S. non-life reinsurance business into voluntary run-off. A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. Gerling has participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. Gerling has also provided facultative reinsurance coverage for non-standard risks. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal as of January 1, 2003. As of March 31, 2003, the estimated amount of net reinsurance recoverables from Gerling was approximately $14.0 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $0.7 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables.

Gerling’s actions, including placing its U.S. reinsurance companies in run-off with respect to its U.S. non-life reinsurance business, have been voluntary and as recently as March 2003, it has publicly stated that it is paying its outstanding claims. Consequently, we currently expect that Gerling will fully meet its obligations to us. We will continue to monitor developments at Gerling and should its financial condition worsen, we could, in-turn, recognize a charge for uncollectible reinsurance recoverables.

Deferred policy acquisition costs (“DPAC”) decreased $1.2 million to $3.2 million as of March 31, 2003 from $4.5 million as of December 31, 2002. The decline in DPAC is primarily related to a corresponding reduction in unearned premiums on our assumed reinsurance business, which has higher commissions and higher DPAC.

Federal income tax receivable increased $2.2 million to $2.1 million as of March 31, 2003 from a payable of ($0.1) million as of December 31, 2002. The increase in the federal income tax receivable is primarily due to the deposit of estimated federal income taxes with the Internal Revenue Service exceeding the related tax provision for the first quarter.

Other assets decreased $38.3 million to $16.2 million as of March 31, 2003 from $54.6 million as of December 31, 2002. The decrease in other assets is primarily due to the collection of proceeds for the sale of investments that had been made as of December 31, 2002, but for which the proceeds had not been transferred from our broker. In addition, the proceeds from the sale of one of our investments in a limited partnership were collected in the first quarter of 2003.

The liability for loss and LAE increased $33.0 million to $473.2 million as of March 31, 2003 from $440.2 million as of December 31, 2002. The increase in the liability for loss and LAE is primarily attributable to growth in our core MPL insurance premiums earned during the first quarter and the establishment of reserves for this business, taking into consideration expected loss trends and other pertinent considerations. It was not necessary to significantly strengthen or reduce reserves established in prior years that remained open as of March 31, 2003.

The liability loss and LAE represents our best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends, our loss retention levels and the expected frequency and severity of claims. The process of establishing reserves for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as the current legal environment affecting the settlement of our liability claims changes. Any such changes could result in future revisions in the estimates of losses or reinsurance recoverables, and would be reflected in our results of operations for the most recent period being reported when the change occurs. We believe our liability for losses and LAE is adequate; however, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such difference, either positive or negative, could have a material effect on our results of operations and financial position.

Unearned premiums increased $18.7 million to $192.1 million as of March 31, 2003 from $173.4 million as of December 31, 2002. The increase in unearned premiums is primarily the result of growth in premiums written in our core MPL insurance business.

Reinsurance payable increased $10.9 million to $107.4 million as of March 31, 2003 from $96.5 million as of December 31, 2002. Reinsurance payable increased approximately $19.2 million as a result of the finite quota share agreement between First Professionals and Hannover Re and premiums written under a fronting arrangement for workers’ compensation business. This increase was partially offset by the payment of premiums due under FPIC’s primary reinsurance agreement.

Premiums paid in advance and unprocessed premiums decreased $8.0 million to $6.1 million as of March 31, 2003 from $14.1 million as of December 31, 2002. The decrease in paid in advance and unprocessed premiums reflects the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with a majority of the policies being renewed on January 1. Thus, unprocessed and advanced premiums are expected to be higher as of December 31 of the prior year.

Accrued expenses and other liabilities decreased $21.4 million to $54.2 million as of March 31, 2003 from $75.7 million as of December 31, 2002. The decrease in accrued expenses and other liabilities is primarily due to payment for investments purchased prior to December 31, 2002, but for which we had not transferred funds to our broker. In addition, approximately $3.5 million of the increase is attributable to the receipt of funds by our reciprocal management segment for brokerage services that are payable to other insurance carriers.

Stock Repurchase Plans
Under our stock repurchase programs, we may repurchase shares at such times, and in such amounts, as management deems appropriate, subject to the requirement of our credit facility. In accordance with an amendment to our credit facility dated November 21, 2002, we must obtain the consent of our lenders to repurchase any of our stock. We did not repurchase any shares during the first quarter of 2003 and a total of 365,500 shares remains available to be repurchased under the programs.

Liquidity and Capital Resources
As reported in the consolidated statement of cash flows, we generated positive net cash from operating activities of $23.3 million for the three months ended March 31, 2003, up $10.3 million, or 79%, from the first quarter of 2002. At March 31, 2003, we had cash and cash equivalents of $87.4 million and held fixed income debt securities with a fair value of approximately $8.2 million scheduled to mature during the next twelve months. We believe that cash and cash equivalents as of March 31, 2003, and cash from other sources, such as operating activities or investments scheduled to mature in 2003, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months. A number of factors could cause unexpected changes in liquidity and capital resources available, including but not limited to the following:

i)	Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force;
ii)	Unexpected changes in the amounts needed to defend and settle claims and changes in the terms of such payments;
iii)	Unexpected changes in operating costs, including new or increased taxes;
iv)	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables;
v)	Possible impairments of our long term investments; and
vi)	Uncertainties surrounding the availability and costs associated with our bank credit financing or other suitable financing.

Liquidity and capital risks can also come about as the result of the broader business and financial risks facing us including the uncertainties and factors disclosed in the Safe Harbor Disclosure. Many, if not most of these types of uncertainties, could have a corresponding and materially negative affect on our liquidity and capital resources, as well as our financial condition and results of operations. In order to compensate for such risks, we:

i)	Maintain what management considers to be actuarially sound pricing, appropriate risk selection and adequate reinsurance;
ii)	Monitor our reserve positions and regularly perform actuarial reviews of loss and LAE reserves; and
iii)	Manage asset diversification and liquidity (by managing our cash flow from operations coupled with the maturities from our fixed income portfolio investments).

As of March 31, 2003, we had an outstanding principal balance of $45.8 million under a senior credit facility with five banks. The senior credit facility is comprised of (i) a $37.5 million revolving credit facility (with a $15 million letter of credit sub-facility), which matures on August 31, 2004, and (ii) a term loan with a remaining balance of $8.8 million as of March 31, 2003, repayable in quarterly installments of approximately $1.5 million. The senior credit facility is collateralized by substantially all of the holding company’s assets, which are comprised mostly of the common stock of our subsidiaries plus selected other invested assets and liquid collateral on deposit. The credit facility is also guaranteed by our non-insurance subsidiaries. Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus a current margin of 3.0 percentage points, which may be reduced to a minimum of 2.75 percentage points as we reduce our outstanding indebtedness. In connection with our credit facility, we also entered into two-interest rate swap agreements (the “swap agreements”). We use the swap agreements to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of our floating-rate debt to fixed-rate debt.

The senior credit facility also contains certain financial and other covenants. To the best of our knowledge, we were in full compliance with all such covenants as of March 31, 2003.

Subsequent to March 31, 2003, we have entered into two placement agreements for the private placement of up to $20 million of thirty-year floating rate trust preferred securities and $10 million in thirty-year unsecured senior notes. Closings of both are anticipated to occur during May 2003. Assuming the offerings are successfully completed, we plan to use the net proceeds from the first to fully repay the term loan portion of our credit facility (approximately $8.8 million), make a partial payment (approximately $1.3 million) on our revolving credit facility and contribute the remainder (up to approximately $4.5 million) to the capital of our insurance operations. The net proceeds from the second offering would be used primarily to further pay down the revolving credit facility. Part of the net proceeds of each would also be used to unwind or partially unwind swap agreements related to the term loan and revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our 2002 annual report on Form 10-K, since the end of the most recent fiscal year.

Item 4. Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Act”), was completed as of May 9, 2003 (the “Evaluation Date”) (as defined by Rule 13a-14(b)(4)(ii) of the Act), by the Company’s Chief Executive Officer and Chief Financial Officer, as “Certifying Officers” (as defined by Rule 13a-14(a) of the Act. Based on such evaluation, the Company’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to the Company and its consolidated subsidiaries, as required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Certifying Officers, and other management, as appropriate, to allow for timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date and up to and including the date of this report, and no corrective actions with regard to significant deficiencies or material weaknesses were required to be performed.

Part II – Other Information

Item 1. Legal Proceedings – None
 Item 2. Changes in Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None
Item 4. Submission of Matters to a Vote of Security Holders – None
Item 5. Other Information – None
Item 6. Exhibits and Reports on Form 8-K

•	10(vv) FPIC Insurance Group, Inc. Casualty Awards Made Excess of Loss Reinsurance Agreement – 2003 Final Reinsurance Placement Slip
•	10(ww) First Professionals Insurance Company, Inc. Net Account Quota Share Reinsurance Agreement Amendment No. 1 to the 2002 Final Placement Slip
•	Exhibit 99.1 — Certification of John R. Byers pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 99.2 — Certification of Kim D. Thorpe pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003

FPIC Insurance Group, Inc. /s/ Kim D. Thorpe ———————————————————— Kim D. Thorpe, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

27

CERTIFICATION

I, John R. Byers, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of FPIC Insurance Group, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:
a.	Designed such disclosure controls and procedures to ensure that material information relating to the registration relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ John R. Byers ———————————————— John R. Byers President and Chief Executive Officer

28

CERTIFICATION

I, Kim D. Thorpe, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of FPIC Insurance Group, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:
a.	Designed such disclosure controls and procedures to ensure that material information relating to the registration relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Kim D. Thorpe ———————————————— Kim D. Thorpe Executive Vice President and Chief Financial Officer

29