Form 10-K/A
period 2002-12-31
FPIC INSURANCE GROUP INC
filed 2003-06-05
CIK 1010247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K / A

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2002 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____________to ___________

                         Commission file number 1-11983

                           FPIC Insurance Group, Inc.
             (Exact Name of Registrant as Specified in its Charter)

             Florida                                     59-3359111
--------------------------------                  --------------------------
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                       Identification No.)

            225 Water Street, Suite 1400, Jacksonville, Florida 32202
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (904) 354-2482
            ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                  www.fpic.com
            ----------------------------------------------------------
                         (Registrant's Internet Address)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes      X         No
   ---------------     -------------

The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2002 was $139,120,725.

As of March 20, 2003, there were 9,415,548 shares of the Registrant's Common Stock, $.10 Par Value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
            Document                                  Incorporated in
-------------------------------              -----------------------------------
Proxy Statement for Registrant's                         Part III
Annual Shareholders' Meeting to
be held on June 4, 2003

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
This amendment to Form 10-K is being filed for the purpose of submitting to the Securities and Exchange Commission (the "Commission") by EDGAR as Exhibits 99.3 and 99.4 the written statements of the Chief Executive Officer and Chief Financial Officer of FPIC Insurance Group, Inc. required by Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1850). This amendment is being filed for the purpose of making these signed statements, which were previously filed in paper form with the Commission, available by EDGAR.

There are no changes to any other portion of FPIC's Form 10-K for the year ended December 31, 2002 other than to this Item 15. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this amendment sets forth Item 15 in full below.

FPIC's financial statements and schedules listed below are included in Item 8. Financial Statements and Supplementary Data, beginning on page 40 of its Form 10-K filed on March 28, 2003.

(a) 1. Financial Statements:
       --------------------

       FPIC Insurance Group, Inc.:
       o  Report of Independent Certified Public Accountants
       o Consolidated Statements of Financial Position as of December 31, 2002 and 2001
       o  Consolidated Statements of (Loss) Income and Comprehensive
          (Loss) Income for the years ended December 31, 2002, 2001 and
          2000
       o Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
       o  Consolidated Statements of Cash Flows for the years ended
          December 31, 2002, 2001 and 2000
       o  Notes to the Consolidated Financial Statements

    2. Financial Statement Schedules:
       -----------------------------
       All Financial Statement Schedules listed below are hereby incorporated by reference to the Company's Form 10K filed with the Securities Exchange Commission on March 28, 2003.

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

    3. Exhibits:
       --------

       3.1 Restated Articles of Incorporation of FPIC Insurance Group, Inc., incorporated by reference to FPIC's Form 10-Q (Commission File No. 1-11983) filed on August 16, 1999.
       3.2        Amended and Restated Bylaws of FPIC Insurance Group, Inc.
                  dated July 20, 2002, incorporated by reference to FPIC's Form 10-Q (Commission File No. 1-11983) filed on August 13, 2002.
       10(a)* Form of Employment Agreement dated December 30, 1992, amended November 4, 1995, and amended February 28, 1996 and extended on November 7, 1998, between FPIC and William
                  R. Russell, incorporated by reference to FPIC's
                  Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996 and FPIC's Form
                  10-Q, incorporated by reference to FPIC's definitive proxy statement (Commission File No. 1-11983) filed on May 7,
                  1999.

       10(b)* Form of Severance Agreements dated February 28, 1996, between FPIC and William R. Russell, incorporated by reference to FPIC's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.
       10(c)* Form of Indemnity Agreement dated February 28, 1996 between the Registrant and Drs. Acosta-Rua, Gause, Shapiro, Selander, White, Bagby, Baratta, Murray, Bridges, Hagen, Van Eldik, Yonge; Messrs. Russell, Rosenbloom, Sabia, Carey, Driscoll and Ms. Whitter, incorporated by reference to FPIC's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.
       10(d)* Omnibus Incentive Plan, as amended, incorporated by reference to FPIC's definitive proxy statement (Commission File No. 1-11983) filed on April 30, 2002.
       10(e)* Director Stock Option Plan, as amended, incorporated by reference to FPIC's definitive proxy statement (Commission File No. 1-11983) filed on April 30, 2002.
       10(f)* Supplemental Executive Retirement Plan, as amended, incorporated by reference to FPIC's Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
       10(g)* Excess Benefit Plan, incorporated by reference to FPIC's Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.
       10(h)* Deferred Compensation Plan, incorporated by reference to FPIC's Registration Statement on Form S-1 (Registration No. 333-04585) first filed on May 24, 1996.
       10(i) Agreement and Plan of Merger dated as of April 14, 1998 among FPIC, Anesthesiologists Professional Assurance Association, Inc., the APAA Liquidating Trust and Anesthesiologists Professional Assurance Company, incorporated by reference to FPIC's filing on Form 10-K (Commission File No. 1-11983) filed on March 31, 1999.
       10(j) Stock Purchase Agreement dated as of November 25, 1998 and First Amendment to Stock Purchase Agreement dated as of December 23, 1998 among FPIC and the Shareholders of Administrators For the Professions, Inc., incorporated by reference to FPIC's filing on Form 8-K, first filed on January 21, 1999.
       10(k) Agreement and Plan of Merger dated as of October 2, 1998 and First Amendment to Agreement and Plan of Merger dated as of January 1999 and Second Amendment to Agreement and Plan of Merger dated as of March 17, 1999 among First Professionals Insurance Company, Inc., TGI Acquisition Corporation and Tenere Group, Inc., incorporated by reference to FPIC's filing on Form 10-K (Commission File
                  No. 1-11983) filed on March 31, 1999.
       10(l)* Form of Severance Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to FPIC's Form 10-Q (Commission File No. 1-11983) filed on
                  May 17, 1999.
       10(l)(1)*  Form of Amendment to Severance Agreement between the
                  Registrant and John R. Byers dated December 14, 2001, incorporated by reference to FPIC's Form 10-K (Commission
                  File No. 1-11983) filed on March 27, 2002.
       10(m)* Form of Employment Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to FPIC's Form 10-Q (Commission File No. 1-11983) filed on
                  May 17, 1999.
       10(m)(1)*  Form of Amendment to Employment Agreement between the
                  Registrant and John R. Byers dated December 14, 2001, incorporated by reference to FPIC's Form 10-K (Commission
                  File No. 1-11983) filed on March 27, 2002.
       10(n)* Form of Employment Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to FPIC's Form 10-K (Commission File No.
                  1-11983) filed on March 30, 2000.
       10(n)(1)*  Form of Amendment to Employment Agreement between the
                  Registrant and Kim D. Thorpe dated December 14, 2001, incorporated by reference to FPIC's Form 10-K (Commission
                  File No. 1-11983) filed on March 27, 2002.
       10(o)* Form of Severance Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to FPIC's Form 10-K (Commission File No.
                  1-11983) filed on March 30, 2000.

       10(o)(1)*  Form of Amendment to Severance Agreement between the
                  Registrant and Kim D. Thorpe dated December 14, 2001, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
       10(p)* Form of Indemnity Agreements dated January 1, 1999 between the Registrant and Frank Moya, M.D. and John R. Byers incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
       10(q)* Form of Indemnity Agreements dated May 8, 1999 between the Registrant and Ms. Deyo, Parks and Ryan incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
       10(r)* Form of Indemnity Agreement dated August 22, 1999 between the Registrant and Steven Coniglio incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
       10(s)* Form of Indemnity Agreements dated November 6, 1999 between the Registrant and Messrs. Cetin and Thorpe incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
       10(t) Reinsurance agreement between Physicians' Reciprocal Insurers and First Professionals Insurance Company, Inc. incorporated by reference to FPIC's Form 10-Q (Commission File No. 1-11983) filed on May 15, 2000.
       10(u)* Form of Employment Agreement dated November 6, 1999 between the Registrant and Kurt Cetin, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
       10(u)(1)*  Form of Amendment to Employment Agreement between the
                  Registrant and Kurt Cetin dated December 14, 2001, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
       10(v)* Form of Employment Agreement dated May 1, 2000 between the Registrant and David L. Rader, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
       10(v)(1)*  Form of Amendment to Employment Agreement between the
                  Registrant and David L. Rader dated December 16, 2000, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
       10(w)* Form of Employment Agreement dated May 1, 2000 between the Registrant and Gary M. Dallero, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
       10(w)(1)*  Form of Amendment to Employment Agreement between the
                  Registrant and Gary M. Dallero dated December 16, 2000, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
       10(x)* Form of Severance Agreement dated June 19, 2000 between the Registrant and Charles Divita, III, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
       10(y)* Form of Indemnity Agreement dated July 15, 2000 between the Registrant and Messrs. Dallero and Divita, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
       10(z)* Form of Indemnity Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
       10(aa)* Form of Severance Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
       10(bb)* Form of Severance Agreement dated December 22, 2000 between the Registrant and Pamela D. Deyo, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
       10(cc) Waiver and Modification Agreement dated as of March 30, 2001, by and among FPIC Insurance Group, Inc., and The Banks Listed Herein, and SunTrust Bank, as Issuing Bank, Administrative Agent and as Collateral Agent, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.

       10(dd) Revolving Credit and Term Loan Agreement dated August 31, 2001 among FPIC Insurance Group, Inc., as Borrower, the Lenders named therein, and SunTrust Bank, as Administrative Agent and Collateral Agent, incorporated by reference to FPIC's Form 8-K (Commission File No. 1-11983) filed on September 6, 2001 as Exhibit 10(ff).
       10(ee) International Swap Dealers Association, Inc. Master Agreement dated June 15, 1998 between FPIC Insurance
                  Group, Inc. and SunTrust Bank, Atlanta, as amended by the Confirmations of Interest Rate Transactions dated August 29, 2001, incorporated by reference to FPIC's Form 8-K (Commission File No. 1-11983) filed on September 6, 2001 as Exhibit 10(gg).
       10(ff)* Form of Indemnity Agreement dated June 6, 2001 between the Registrant and John K. Anderson, Jr., incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
       10(gg)* Form of Indemnity Agreement dated June 6, 2001 between the Registrant and M.C. Harden, III, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
       10(hh)* Form of Indemnity Agreement dated July 14, 2001 between the Registrant and Gene C. Witherspoon, incorporated by reference to FPIC's Form 10-K (Commission File No.
                  1-11983) filed on March 27, 2002.
       10(ii)* Form of Indemnity Agreement dated September 18, 2001 between the Registrant and Lori A. Mackey, incorporated by reference to FPIC's Form 10-K (Commission File No.
                  1-11983) filed on March 27, 2002.
       10(jj)* Form of Employment Agreement dated December 14, 2001 between the Registrant and Roberta G. Cown, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
       10(kk)     Amendment No. 1 to Revolving Credit and Term Loan
                  Agreement dated March 25, 2002, incorporated by reference to FPIC's Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
       10(ll) First Professionals Insurance Company, Inc. Net Account Quota Share Reinsurance Agreement dated August 1, 2002, incorporated by reference to FPIC's Form 8-K filed on August 7, 2002.
       10(mm)* Form of employment agreement dated January 1, 1999 between the Administrators for the Professions, Inc. and Anthony Bonomo, as amended, incorporated by reference to FPIC's Form 10-Q (Commission File No. 1-11983) filed on August
                  13, 2002.
       10(nn)* Consulting Agreement dated as of November 1, 2002 between FPIC Insurance Group, Inc. and David L. Rader, incorporated by reference to FPIC's Form 8-K filed on October 15, 2002.
       10(oo) Forbearance of covenant violation dated October 24, 2002 on behalf of FPIC Insurance Group, Inc. pursuant to the terms and conditions of Section 5.12 of the Revolving Credit and Term Loan Agreement dated as of August 31, 2001 by and among FPIC Insurance Group, Inc., as Borrower, and several banks and financial institutions, as Lenders, as amended by Amendment No. 1 dated as of March 25, 2002, incorporated by reference to FPIC's Form 8-K filed on October 29, 2002.
       10(pp) Amendment of the Management Agreement between AFP and PRI dated January 1, 1999, incorporated by reference to FPIC's Form 10-Q (Commission File No. 1-11983) filed on November 13, 2002.
       10(qq) Collateral Assignment Of Certificate Of Deposit dated November 13, 2002, incorporated by reference to FPIC's
                  Form 10-Q (Commission File No. 1-11983) filed on November 13, 2002.
       10(rr) Amendment No. 2 to the Revolving Credit and Term Loan Agreement entered into as of November 21, 2002, by and among FPIC, the several banks and other financial institutions from time to time party thereto (the "Lenders"), SunTrust Bank, in its capacity as Administrative Agent for the Lenders and in its capacity as Collateral Agent for the Lenders and joined by certain subsidiaries of the Borrower as Subsidiary Guarantors, incorporated by reference to FPIC's Form 8-K filed on November 22, 2002.

       10(ss) Form of Assignment Agreement dated January 1, 2003 between Anthony Bonomo, FPIC Insurance Group, Inc. and Physicians' Reciprocal Insurers, incorporated by reference to Form
                  10-K for the year ended December 31, 2002, filed on March
                  28, 2003.
       10(tt) FPIC Insurance Group, Inc. Medical Malpractice Liability Excess of Loss Reinsurance Agreement effective January 1, 2003 to January 1, 2004, incorporated by reference to Form 10-K for the year ended December 31, 2002, filed on March
                  28, 2003.
       10(uu) Form of Second Amendment to the Management Agreement effective January 1, 2002 among Anesthesiologists Professional Assurance Company, APA Management, Inc. and
                  FPIC Insurance Group, Inc., incorporated by reference to Form 10-K for the year ended December 31, 2002, filed on March 28, 2003.
       21 Subsidiaries of the Registrant, incorporated by reference to Form 10-K for the year ended December 31, 2002, filed on March 28, 2003
       23 Consent of PricewaterhouseCoopers LLP, incorporated by reference to Form 10-K for the year ended December 31, 2002, filed on March 28, 2003.
       99.1 Certification of John R. Byers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Form 10-K for the year ended December 31, 2002, filed on March 28, 2003.
       99.2 Certification of Kim D. Thorpe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Form 10-K for the year ended December 31, 2002, filed on March 28, 2003.
       99.3 Certification of John R. Byers pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       99.4 Certification of Kim D. Thorpe pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      ----------------------

      *         Management contract or compensatory plan or arrangement.


(b)    Reports on Form 8-K:
       -------------------
       o On October 14, 2002, FPIC filed a Form 8-K with the Securities Exchange Commission ("SEC") announcing that FPIC had entered into a consulting agreement with David L. Rader, whereby Mr. Rader will provide consulting services to FPIC, effective November 1, 2002. Mr. Rader retired from his position as President and Chief Executive Officer of First Professionals effective October 31, 2002. Mr. Robert
           E. White, Jr., who served as Executive Vice President and Chief Operating Officer of First Professionals, became President of First Professionals effective November 1, 2002.

       o On October 29, 2002, FPIC filed a Form 8-K notifying the SEC that A.M. Best Company had announced its decision to change FPIC's group rating from A- (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. As a result of the rating change, FPIC was in non-compliance with its loan agreement. As a result of such non-compliance, FPIC requested and received from its Lenders a forbearance dated October 24, 2002 under which the Lenders agreed not to take any action with regard to this covenant violation for a 30-day period, until November 23, 2002, to allow adequate time for FPIC and its Lenders to agree and finalize appropriate revisions to the Loan Agreement.

       o On November 21, 2002, FPIC filed a Form 8-K notifying the SEC that FPIC had reached an agreement with its lenders regarding an amendment to its Revolving Credit and Term Loan Agreement dated August 31, 2001, as amended.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 5th day of June, 2003.
                                        FPIC Insurance Group, Inc.
                                        By          /s/ Kim D. Thorpe
                                            ------------------------------------
                                               Kim D. Thorpe
                                             Executive Vice President and
                                             Chief Financial Officer

                                  CERTIFICATION

I, John R. Byers, certify that:

1) I have reviewed this amended annual report on Form 10-K/A of FPIC Insurance Group, Inc.;

2) Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared.

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 5, 2003
                                               /s/ John R. Byers
                                       -----------------------------------------
                                       President and Chief Executive Officer

                                 CERTIFICATION

I, Kim D. Thorpe, certify that:

1) I have reviewed this amended annual report on Form 10-K/A of FPIC Insurance Group, Inc.;

2) Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared.

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 5, 2003
                                            /s/ Kim D. Thorpe
                                       ---------------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer