Form 10-Q
period 2003-06-30
FPIC INSURANCE GROUP INC
filed 2003-08-13
CIK 1010247

United States SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to ___________.

Commission file number 1-11983 FPIC Insurance Group, Inc. —————————————————————— (Exact Name of Registrant as Specified in its Charter)

Florida ——————————————————— (State or Other Jurisdiction of Incorporation or Organization)	59-3359111 ———————————— (IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, Florida 32202
———————————————————————
(Address of Principal Executive Offices)     (Zip Code)

(904) 354-2482
———————————————————————
(Registrant’s Telephone Number, Including Area Code)

www.fpic.com
—————————————
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

As of August 4, 2003, there were 9,490,669 shares of the registrant’s common stock outstanding.

FPIC Insurance Group, Inc. Index to Quarterly Report on Form 10-Q

Part I	Financial Information	Page

Item 1	Condensed Consolidated Financial Statements of FPIC Insurance Group, Inc.
	and Subsidiaries:
	Condensed Consolidated Statements of Financial Position	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive
	Income (Loss)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Disclosure Controls and Procedures	33
Part II	Other Information	Page

Item 1	Legal Proceedings	33
Item 2	Changes in Securities and Use of Proceeds	33
Item 3	Defaults Upon Senior Securities	33
Item 4	Submission of Matters to a Vote of Security Holders	33
Item 5	Other Information	34
Item 6	Exhibits and Reports on Form 8-K	34
Signature		36

Certification of John R. Byers pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934		Exhibit 31.1
Certification of Kim D. Thorpe pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934		Exhibit 31.2
Certification of John R. Byers and Kim D. Thorpe pursuant to 18 U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Exhibit 32

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Financial Position As of June 30, 2003 and December 31, 2002 (In Thousands, Except Share-related Data)

	(unaudited) June 30, 2003	Dec 31, 2002
Assets
Cash and cash equivalents	$80,250	86,589
Bonds and U.S. Government securities, available for sale	482,345	436,970
Equity securities, available for sale	7	6
Other invested assets (Note 8)	6,001	10,801
Real estate	4,141	4,354

Total cash and investments	572,744	538,720

Premiums receivable, net (Note 8)	120,073	108,494
Accrued investment income	5,657	5,998
Reinsurance recoverable on paid losses (Note 8)	8,601	6,529
Due from reinsurers on unpaid losses and advance
premiums ((Includes amounts due from related
parties of $80,375 and $71,299) Note 8)	218,466	168,159
Ceded unearned premiums (Note 8)	86,054	78,889
Property and equipment, net	5,213	4,334
Deferred policy acquisition costs	3,851	4,452
Deferred income taxes	33,939	34,653
Prepaid expenses	3,104	1,744
Goodwill	18,870	18,870
Intangible assets	893	1,034
Federal income tax receivable	1,259	—
Other assets (Note 8)	13,996	54,555

Total assets	$1,092,720	1,026,431

Liabilities and Shareholders’ Equity
Losses and loss adjustment expenses	$495,306	440,166
Unearned premiums ((Includes amounts due to related
parties of $40,295 and $43,506) Note 8)	194,683	173,421
Reinsurance payable (Note 8)	118,769	96,470
Paid in advance and unprocessed premiums	8,038	14,060
Revolving credit facility	19,500	37,000
Trust preferred securities	20,000	—
Senior notes	10,000	—
Term loan	—	10,208
Deferred credit	8,239	8,749
Deferred ceding commission	3,445	4,669
Federal income tax payable	—	120
Accrued expenses and other liabilities (Note 8)	38,707	75,655

Total liabilities	916,687	860,518

Commitments and contingencies (Note 10)
Common stock, $.10 par value, 50,000,000 shares authorized;
9,448,882 and 9,390,795 shares issued and outstanding at
June 30, 2003 and December 31, 2002, respectively	945	939
Additional paid-in capital	38,738	38,322
Accumulated other comprehensive income	8,965	5,525
Retained earnings	127,385	121,127

Total shareholders’ equity	176,033	165,913

Total liabilities and shareholders’ equity	$1,092,720	1,026,431

See accompanying notes to the condensed consolidated financial statements. 3

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (In Thousands, Except Share-related Data)

	(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Net premiums earned (Note 8)	$31,870	47,560	60,779	86,902
Claims administration and management fees (Note 8)	9,098	8,291	17,762	15,921
Net investment income	4,719	5,813	9,221	10,701
Commission income	2,789	1,162	4,373	2,036
Net realized investment gains (losses)	418	(324)	656	144
Finance charges and other income (Note 8)	247	257	479	486

Total revenues	49,141	62,759	93,270	116,190

Expenses
Net losses and loss adjustment expenses (Note 8)	29,666	41,358	56,300	75,183
Other underwriting expenses (Note 8)	2,167	6,687	5,032	13,386
Claims administration and management expenses	8,171	7,947	16,513	15,357
Interest expense (Note 8)	3,530	1,254	5,571	2,470
Other expenses (Note 8)	71	106	141	177

Total expenses	43,605	57,352	83,557	106,573

Income from operations before income taxes and cumulative effect of accounting change	5,536	5,407	9,713	9,617
Less: Income taxes	2,038	2,798	3,455	4,143

Income before cumulative effect of accounting change	3,498	2,609	6,258	5,474
Less: Cumulative effect of accounting change
(net of an $18,784 income tax benefit) (Note 3)	—	—	—	29,578

Net income (loss)	$3,498	2,609	6,258	(24,104)

Basic earnings (loss) per common share	$0.37	0.28	0.66	(2.57)

Diluted earnings (loss) per common share	$0.37	0.27	0.66	(2.54)

Basic weighted average common shares outstanding	9,425	9,390	9,417	9,382

Diluted weighted average common shares outstanding	9,533	9,516	9,474	9,507

Comprehensive Income (Loss)
Net income (loss)	$3,498	2,609	6,258	(24,104)

Other comprehensive income:
Unrealized holding gains on debt and equity securities	4,173	6,457	3,829	1,061
Unrealized holding (losses) gains on derivative
financial instruments	(239)	(91)	197	80
Settlement of derivative financial instruments	989	—	989	—
Income tax expense related to unrealized
gains and losses	(1,562)	(2,397)	(1,575)	(375)

Other comprehensive income	$3,361	3,969	3,440	766

Comprehensive income (loss)	$6,859	6,578	9,698	(23,338)

See accompanying notes to the condensed consolidated financial statements. 4

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2003 and Year Ended December 31, 2002 (In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balances at December 31, 2001	$934	37,837	(26)	135,829	174,574

Net loss	—	—	—	(14,702)	(14,702)
Unrealized gain on debt and
equity securities, net	—	—	5,565	—	5,565
Unrealized loss on derivative
financial instruments, net	—	—	(270)	—	(270)
Amortization of unrealized loss on
derivative financial instruments	—	—	256	—	256
Issuance of shares	5	485	—	—	490

Balances at December 31, 2002	939	38,322	5,525	121,127	165,913

Net income	—	—	—	6,258	6,258
Unrealized gain on debt and
equity securities, net	—	—	2,369	—	2,369
Unrealized gain on derivative
financial instruments, net	—	—	183	—	183
Settlement of derivative financial instrument	—	—	989	—	989
Amortization of unrealized loss on
derivative financial instruments	—	—	(101)	—	(101)
Issuance of shares	6	416	—	—	422

Balances at June 30, 2003 (unaudited)	$945	38,738	8,965	127,385	176,033

See accompanying notes to the condensed consolidated financial statements. 5

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In Thousands)

	(unaudited)
	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,258	(24,104)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change	—	29,578
Depreciation, amortization and accretion	(1,073)	5,932
Realized gains on investments	(656)	(144)
Realized losses on sale of property and equipment	79	12
Net losses from equity investments	15	271
Bad debt expense	4	—
Deferred income tax benefit	(1,481)	(895)
Changes in assets and liabilities:
Premiums receivable, net	(11,583)	(32,307)
Accrued investment income	341	(498)
Reinsurance recoverable on paid losses	(2,072)	1,237
Due from reinsurers on unpaid losses and advance premiums	(50,307)	(23,520)
Ceded unearned premiums	(7,165)	(12,978)
Deferred policy acquisition costs	(556)	(6,048)
Prepaid expenses	(1,360)	326
Federal income tax receivable / payable	(1,379)	5,533
Other assets	3,436	1,141
Losses and loss adjustment expenses	55,140	37,764
Unearned premiums	21,262	39,468
Reinsurance payable	22,299	(2,620)
Paid in advance and unprocessed premiums	(6,022)	(1,369)
Deferred ceding commission	4,328	—
Accrued expenses and other liabilities	(2,539)	5,820

Net cash provided by operating activities	26,969	22,599

Cash flows from investing activities:
Proceeds from sale or maturity of bonds and U.S. Government securities	222,876	88,149
Purchase of bonds and U.S. Government securities	(255,155)	(121,055)
Proceeds from sale of other invested assets	272	328
Purchase of other invested assets	—	(48)
Proceeds from sale of real estate investments	291	—
Purchase of real estate investments	(15)	(330)
Purchase of property and equipment	(2,087)	(647)

Net cash used in investing activities	(33,818)	(33,603)

Cash flows from financing activities:
Receipt of trust preferred and senior notes proceeds	30,000	—
Payment of revolving credit facility and term loan	(27,708)	(2,917)
Purchase derivative financial instruments	(595)	—
Settlement of derivative financial instruments	(1,609)	—
Issuance of common stock	422	438

Net cash provided by (used in) financing activities	510	(2,479)

Net decrease in cash and cash equivalents	(6,339)	(13,483)
Cash and cash equivalents at beginning of period	86,589	75,220

Cash and cash equivalents at end of period	$80,250	61,737

Supplemental disclosure of cash flow information:
Cash paid or received during the year for:
Interest	$3,510	2,291

Federal income taxes paid	$6,000	750

Federal income tax refunds received	$378	1,782

Supplemental disclosure of noncash investing activities:
Due (to) from broker on unsettled investment trades, net	$(1,752)	19,382

See accompanying notes to the condensed consolidated financial statements. 6

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

1.	Organization and Basis of Presentation
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

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair presentation of results for interim periods. Certain prior period data have been reclassified to conform to the current period presentation. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. For example, the timing and magnitude of claim losses incurred by our insurance subsidiaries due to the estimation process inherent in determining the liability for losses and loss adjustment expenses (“LAE”) can be relatively more significant to results of interim periods than to results for a full year. Also, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings as can the mix of taxable and non-taxable investment income.

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. (“FAS”) 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” to provide transition guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amend the disclosure requirements of FAS 123 “Accounting for Stock-Based Compensation” for both annual and interim financial statements. FAS 148 requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on FPIC’s consolidated financial statements; however, we have modified the disclosures as provided for in the new standard.

FPIC elected to adopt FAS 123 on a disclosure basis only and measure stock-based compensation in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees,” using intrinsic values with appropriate disclosures under the fair value based method as required by FAS 123 and FAS 148. In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to an employee equals the fair market value of FPIC common stock at the date of grant, thereby resulting in no recognition of compensation expense. For awards that generate compensation expense as defined under APB 25, FPIC calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income (loss) and basic and diluted earnings (loss) per common share would have been impacted as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Pro forma net income (loss):
Net income (loss), as reported	$3,498	2,609	6,258	(24,104)
Stock-based compensation expense determined under
fair value based method, net of income taxes	(268)	(235)	(557)	(462)

Pro forma net income (loss)	$3,230	2,374	5,701	(24,566)

Basic earnings (loss) per common share:
Net income (loss), as reported	$0.37	0.28	0.66	(2.57)
Stock-based compensation expense determined under
fair value based method, net of income taxes	(0.03)	(0.03)	(0.05)	(0.05)

Pro forma net income (loss)	$0.34	0.25	0.61	(2.62)

Diluted earnings (loss) per common share:
Net income (loss), as reported	$0.37	0.27	0.66	(2.54)
Stock-based compensation expense determined under
fair value based method, net of income taxes	(0.03)	(0.02)	(0.06)	(0.04)

Pro forma net income (loss)	$0.34	0.25	0.60	(2.58)

2.	Investments
Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other than temporary, if any, are recorded as realized losses in the consolidated statements of income.

Data with respect to bonds and U.S. Government and equity securities, available for sale, are shown below:

Six Months Ended	Proceeds from sales and maturities	Gross realized gains on sales	Gross realized losses on sales		Amortized cost of investments in bonds and U.S. Government and equity securities
June 30, 2003	$222,876	6,432	(1,078)	As of June 30, 2003	$467,117
June 30, 2002	$88,149	2,730	(2,586)	As of December 31, 2002	$425,184

Net realized investment gains on all investments for the six months ended June 30, 2003 totaled $656. Included in net realized investment gains for the six months ended June 30, 2003 are losses of $4,899 resulting from the recognition of other-than-temporary-impairments of two private equity holdings during the second quarter of 2003 and gains of $201 on the sale of real estate during the first quarter of 2003.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

3.	Goodwill
Effective January 1, 2002, FPIC adopted FAS 142 “Goodwill and Other Intangible Assets” and accordingly discontinued the amortization of goodwill. Independent valuation consultants were engaged to perform transitional impairment tests at each of FPIC’s operating segments: insurance, reciprocal management and third party administration (“TPA”). These operating segments meet the reporting unit requirements as defined by FAS 142.

Based on the results of the transitional impairment tests completed as of January 1, 2002, the carrying values of the reciprocal management and TPA segments exceeded their respective estimated fair values. Upon allocation of the fair values of these segments to their individual assets and liabilities, as required by FAS 142, impairments of goodwill were determined to exist in both segments. As a result, a non-cash transitional impairment charge of $29.6 million, in aggregate (net of an income tax benefit of $18.8 million), was recognized and recorded as a cumulative effect of accounting change. The following table provides comparative disclosures of net income excluding the cumulative effect of accounting change, net of income taxes, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss):
Net income (loss), as reported	$3,498	2,609	6,258	(24,104)
Cumulative effect of accounting change	—	—	—	29,578

Net income, comparative	$3,498	2,609	6,258	5,474

Basic earnings (loss) per common share:
Net income (loss), as reported	$0.37	0.28	0.66	(2.57)
Cumulative effect of accounting change	—	—	—	3.15

Net income, comparative	$0.37	0.28	0.66	0.58

Diluted earnings (loss) per common share:
Net income (loss), as reported	$0.37	0.27	0.66	(2.54)
Cumulative effect of accounting change	—	—	—	3.11

Net income, comparative	$0.37	0.27	0.66	0.57

As required by FAS 142, we completed annual impairment testing of our remaining goodwill as of December 31, 2002 during the first quarter of 2003, including obtaining an updated report from independent valuation consultants. Based on the results of such testing, we determined that the fair value of the goodwill exceeded the carrying value and that no impairment existed.

Reference is made to Notes 2 and 10 to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information about our accounting for goodwill.

4.	Reinsurance
Effective July 1, 2002, FPIC’s largest insurance subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”), entered into a finite reinsurance agreement with two insurance subsidiaries of the Hannover Re group of insurance and reinsurance companies (“Hannover Re”). The agreement, which calls for First Professionals to cede quota share portions of its written premiums, contains adjustable features, including a loss corridor, sliding scale ceding commissions, and a cap on the amount of losses that may be ceded to the reinsurer. The effect of these features is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals. While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. In addition to ceding a significant portion of its risks to Hannover Re, the agreement allows First Professionals to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to the reinsurers, would be retained by First Professionals. The decision of whether to commute the agreement and the timing of any such commutation will depend on the performance of the underlying business, the need for the agreement based on First Professionals’ capital position and other relevant considerations.

On May 6, 2003, we entered into an amendment to the agreement that, effective April 1, 2003, extends its expiration date to include policies written and renewed through December 31, 2004. The agreement has also been amended to remove the loss corridor on business written and ceded, beginning April 1, 2003, and to reduce the lower end of the sliding scale ceding commission range from 27.5% to 20%. A provision has also been added that will allow First Professionals to reduce the quota share amount of premiums to be ceded under the agreement in 2004. Cancellation provisions have also been added; one that gives First Professionals the option to cancel the agreement on or after January 1, 2004, with 30 days notice, and one that gives Hannover Re the option to cancel the agreement as of the effective date of any decrease in First Professionals’ base rate for its medical professional liability (“MPL”) insurance policies that exceeds 5%.

We have also renewed our excess of loss and supplemental extra contractual obligation and excess policy limit reinsurance programs, effective January 1, 2003 and April 1, 2003, respectively. The structure and coverage of such agreements are generally similar to those of our 2002 reinsurance programs as reported in our most recently filed Form 10-K.

On August 2, 2002, Gerling Global Reinsurance Corporation of America (“Gerling”), one of our reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). On December 20, 2002, Gerling’s A.M. Best rating was further downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed its U.S. non-life reinsurance business into voluntary run-off. A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. Gerling participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. Gerling has also provided facultative reinsurance coverage for non-standard risks. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal as of January 1, 2003. As of June 30, 2003, the estimated amount of net reinsurance recoverables from Gerling was approximately $13.3 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $0.3 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables.

Gerling issued a press release in March 2003, in which it stated its intention to pay its outstanding claims and, as of June 30, 2003, FPIC’s balances due from Gerling were current. Based on information available, we believe that Gerling will fully meet its obligations to us. We will continue to monitor developments with regard to Gerling and should its financial condition worsen or other circumstances change, we could, in turn, recognize a charge for uncollectible reinsurance recoverables.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

5.	Debt and Trust Preferred Securities
Our outstanding debt and trust-preferred securities as of June 30, 2003 and December 31, 2002, were as follows:

	As of June 30, 2003	As of Dec 31, 2002
Revolving credit and term loan agreement with five banks
due August 31, 2004; collateralized and bearing variable
interest at LIBOR plus 2.75% and 3.00% at June 30, 2003
and December 31, 2002, respectively (3.85% at June 30, 2003
and 6.25% at December 31, 2002; 4.38% at January 2, 2003).	$19,500	47,208
Trust preferred securities due May 15, 2033 (callable
beginning May 15, 2008); uncollateralized and bearing floating
rate interest at LIBOR plus 4.1% (5.41% at June 30, 2003).	15,000	—
Trust preferred securities due May 23, 2033 (callable
beginning May 23, 2008); uncollateralized and bearing floating
rate interest at LIBOR plus 4.2% (5.48% at June 30, 2003).	5,000	—
Senior notes due May 23, 2033 (callable beginning
May 23, 2008); uncollateralized and bearing floating rate
interest at LIBOR plus 4.2% (5.48% at June 30, 2003).	10,000	—

Total	$49,500	47,208

Effective April 10, 2003, we amended our revolving credit and term loan facility (“credit facility”) to accommodate the two private offerings of trust preferred securities and unsecured senior notes, including adding provisions for the use of specified portions of the net proceeds of the private offerings to make a capital contribution to First Professionals and for the payment of costs associated with the early settlement of interest rate swap agreements associated with the pay downs of the outstanding balances under the credit facility. The revolving credit facility was paid down to $19.5 million during the second quarter of 2003, and reduced from $37.5 million to $20 million, accordingly. Future requirements for scheduled mandatory pre-payments or liquid collateral deposits prior to August 31, 2004, have also been eliminated.

The credit facility contains financial and non-financial covenants and is collateralized by substantially all of the assets of the holding company, FPIC, including but not limited to, its direct common stock holdings in its wholly owned subsidiaries. The credit facility is also guaranteed by FPIC’s wholly owned non-insurance subsidiaries. The credit facility is not collateralized by the individual assets and liabilities of the insurance subsidiaries or guaranteed by them. As of June 30, 2003, we were in compliance with all financial covenants, and to the best of our knowledge, in compliance with all other affirmative and negative covenants. Reference is made to our most recently filed Form 10-K, which includes additional information concerning significant terms and conditions of the credit facility.

During May 2003, we completed two private offerings and issued $20 million of trust preferred securities and $10 million of unsecured senior notes. The securities have stated maturities of thirty years and may be called at our option beginning in May 2008. We have the option to call the securities at par beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and/or redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par.

We established two wholly owned trusts, FPIC Capital Trust I and FPIC Capital Statutory Trust II, for the sole purpose of issuing the trust preferred securities. The proceeds received by the two trusts were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features. The debentures issued by FPIC to the two trusts are subordinated to all senior indebtedness and pari passu, or equal, in standing to one another. FPIC’s investments in and debentures payable to the trusts have been eliminated in the consolidated financial statements.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Interest on all the securities is adjusted quarterly for changes in LIBOR. Under the terms of the securities, interest may not exceed 12.5% prior to May 15, 2008 for the $15 million trust preferred issue and May 22, 2008 for the $5 million trust preferred issue and the $10 million unsecured senior notes. We may, under certain conditions, also elect to defer payment of interest for up to twenty consecutive quarters on the trust-preferred securities only. Issuance costs for the two offerings in the aggregate amount of $953 have been capitalized and will be amortized over the stated maturity period of thirty years.

6.	Derivative Financial Instruments
As of June 30, 2003, FPIC had one interest rate swap agreement and three interest rate collar agreements. FPIC uses its interest rate swap to minimize fluctuations in cash flows caused by interest rate volatility on its floating-rate bank debt. Such agreements involve the contractual exchanges of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The interest rate swap has a notional amount of $19,500, an August 31, 2004 maturity date, a 1.10% receive rate based on the three month LIBOR rate and a 6.45% pay rate. We believe that the counterparty to the interest rate swap agreement is creditworthy. The interest rate collar agreements are designed to maintain the ultimate floating rate interest cost on FPIC’s trust preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities. The interest rate collar agreements and terms as of June 30, 2003 are presented below with their corresponding effects on the floating rate interest costs associated with the trust preferred securities and senior notes:

Notional Amount	Maturity Date	LIBOR Floor Rate	LIBOR Cap Rate	Floor Rate	Cap Rate
$15,000	05/15/2008	1.20%	4.40%	5.30%	8.50%
$10,000	05/23/2008	1.20%	4.40%	5.40%	8.60%
$5,000	05/23/2008	1.20%	4.40%	5.40%	8.60%

During the second quarter of 2003, we used a portion of the proceeds from the issuance of two trust preferred securities and unsecured senior notes to fully unwind our then existing interest rate swap agreement associated with our term loan and the payoff of this debt and to partially unwind our interest rate swap agreement associated with our credit facility and the paydown of this facility. We recognized losses of $1,609 as a result of unwinding the interest rate swap agreements, which are reflected in the income statement as interest expense.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

7.	Reconciliation of Basic and Diluted Earnings Per Common Share
Data with respect to FPIC’s basic and diluted earnings per common share are shown below.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss):
Income before cumulative effect of accounting change	$3,498	2,609	6,258	5,474
Cumulative effect of accounting change	—	—	—	(29,578)

Net income (loss)	$3,498	2,609	6,258	(24,104)

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.37	0.28	0.66	0.58
Cumulative effect of accounting change	—	—	—	(3.15)

Net income (loss)	$0.37	0.28	0.66	(2.57)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.37	0.27	0.66	0.57
Cumulative effect of accounting change	—	—	—	(3.11)

Net income (loss)	$0.37	0.27	0.66	(2.54)

Basic weighted average shares outstanding	9,425	9,390	9,417	9,382
Common stock equivalents	108	126	57	125

Diluted weighted average shares outstanding	9,533	9,516	9,474	9,507

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

8.	Related Party Transactions
Following is a summary of the related party transactions of FPIC and its consolidated subsidiaries for the three months and six months ended June 30, 2003 and 2002, or as of June 30, 2003 and December 31, 2002, as the case may be. Asset and liability amounts appearing in parenthesis represent decreases to assets and liabilities and non-parenthetical amounts represent increases to assets and liabilities. Income and expense amounts appearing in parenthesis represent charges or decreases to income and non-parenthetical amounts represent credits or increases to income. Reference is made to Note 22 of the consolidated financial statements included in our most recently filed Form 10-K for additional information regarding the nature and terms of these transactions with related parties.

	June 30, 2003	Dec 31, 2002
Statement of Financial Position:
Other invested assets	$3,139	7,398
Premiums receivable	$6,575	7,023
Reinsurance recoverable on paid losses	$1,215	1,398
Reinsurance recoverable on unpaid losses and advance premiums	$10,394	9,085
Reinsurance recoverable on unpaid losses and advance premiums,
fronting arrangements (1)	$69,981	62,214
Ceded unearned premiums	$5,137	2,978
Ceded unearned premiums, fronting arrangements (2)	$17,866	14,145
Deferred policy acquisition costs	$2,688	3,848
Deferred policy acquisition costs, fronting arrangements	$(1,722)	(574)
Other assets	$2,881	3,291
Liability for losses and LAE	$19,593	17,314
Unearned premiums	$40,295	43,506
Reinsurance payable	$2,555	1,054
Reinsurance payable, fronting arrangements	$11,175	7,392
Deferred credit	$8,239	8,749
Accrued expenses and other liabilities	$890	890

(1)	Corresponding liability for losses and LAE under fronting arrangements was $71,174 and $63,529 as of June 30, 2003 and December 31, 2002, respectively.

(2)	Corresponding unearned premiums under fronting arrangements was $17,866 and $14,145 as of June 30, 2003 and December 31, 2002, respectively.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Statement of Income:
Net premiums earned	$835	1,129	1,377	2,426
Net premiums earned (ceded), fronting arrangements (1)	$(10,607)	(16,872)	(22,863)	(26,223)
Claims administration and management fees	$5,518	5,143	10,505	9,743
Finance charge and other income	$13	13	25	25
Net losses and LAE	$(3)	(273)	246	(611)
Net losses and LAE (ceded), fronting arrangements (2)	$8,629	6,619	17,901	14,169
Other underwriting expenses	$(515)	(610)	(1,447)	(1,275)
Other underwriting expenses, fronting arrangements	$1,614	1,432	3,275	2,439
Interest expense	$(53)	—	(106)	—
Other expenses	$—	(35)	—	(35)

(1)	Corresponding direct premiums earned under fronting programs were $10,608 and $17,073 for the three months ended June 30, 2003 and 2002, respectively. Corresponding direct premiums earned were $22,861 and $26,531 for the six months ended June 30, 2003 and 2002, respectively.

(2)	Corresponding direct losses and LAE incurred under fronting programs were $8,629 and $6,820 for the three months ended June 30, 2003 and 2002, respectively. Corresponding direct losses and LAE incurred were $17,901 and $14,478 for the six months ended June 30, 2003 and 2002, respectively.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Management agreement with APA Management, Inc. (“APAM”) and Consulting Group of APA, Inc. (“CGA”)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Statement of Income:
Net losses and LAE:
Claims handling fees incurred	$(290)	(277)	(656)	(488)
Other underwriting expenses:
Management fees and consulting fees incurred	$(566)	(628)	(1,554)	(1,219)

25% Quota Share Reinsurance Agreement with American Professional Assurance, Ltd. (“APAL”)

	June 30, 2003	Dec 31, 2002
Statement of Financial Position:
Reinsurance recoverable on paid losses	$1,215	1,398
Reinsurance recoverable on unpaid losses and
advance premiums	$10,394	9,085
Ceded unearned premiums	$5,137	2,978
Reinsurance payable	$2,555	1,054

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Statement of Income:
Net premiums earned:
Ceded premiums earned	$(2,249)	(1,794)	(4,437)	(3,017)
Net losses and LAE:
Ceded losses and LAE incurred	$1,542	1,153	3,182	2,174
Other underwriting expenses:
Ceding commissions earned	$450	350	887	498

The management agreement with APAM is scheduled to terminate at December 31, 2003, subject to renewal as provided in the agreement. As of June 2003, FPIC provided notice to APAM of our intent to non-renew the management agreement. FPIC also provided notice to APAL of our intent to non-renew, effective December 31, 2003, the quota share reinsurance agreement whereby First Professionals and Anesthesiologists Professional Assurance Company (“APAC”) currently cede 25% of their anesthesiologists’ MPL business to APAL.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Fronting programs with APAL (SPC) Limited

	June 30, 2003	Dec 31, 2002
Statement of Financial Position:
Reinsurance recoverable on unpaid losses and advance premiums (1)	$7,108	4,976
Ceded unearned premiums (2)	$11,137	8,973
Reinsurance payable	$11,175	7,392

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Statement of Income:
Net premiums earned:
Ceded premiums earned (3)	$(5,992)	(3,929)	(12,329)	(7,103)
Net losses and LAE:
Ceded losses and LAE incurred (4)	$1,681	1,541	3,448	2,915
Other underwriting expenses:
Fronting fee income earned	$551	302	1,178	546

(1)	Corresponding liability for losses and LAE was $7,108 and $4,976 as of June 30, 2003 and December 31, 2002, respectively.

(2)	Corresponding unearned premiums were $11,137 and $8,973 as of June 30, 2003 and December 31, 2002, respectively.

(3)	Corresponding direct premiums earned were $5,992 and $3,929 for the three months ended June 30, 2003 and 2002, respectively. Corresponding direct premiums earned were $12,329 and $7,103 for the six months ended June 30, 2003 and 2002, respectively.

(4)	Corresponding direct losses and LAE incurred were $1,681 and $1,541 for the three months ended June 30, 2003 and 2002, respectively. Corresponding direct losses and LAE incurred were $3,448 and $2,915 for the six months ended June 30, 2003 and 2002, respectively.

Reinsurance Agreements with Physicians’ Reciprocal Insurers (“PRI”)

	June 30, 2003	Dec 31, 2002
Statement of Financial Position:
Premiums receivable	$6,575	7,023
Deferred policy acquisition costs	$2,688	3,848
Liability for losses and LAE	$19,593	17,314
Unearned premiums	$40,295	43,506
Deferred credit	$8,239	8,749

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Statement of Income:
Net premiums earned:
Assumed premiums earned	$3,084	2,923	5,814	5,443
Net losses and LAE:
Assumed losses and LAE incurred	$(1,255)	(1,150)	(2,279)	(2,296)
Other underwriting expenses:
Ceding commissions incurred	$(399)	(332)	(781)	(555)

      Management Agreement with PRI

Administrators For The Professions (“AFP”) has an exclusive ten-year management agreement with PRI with the current term ending December 31, 2008. During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. AFP has earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001. In accordance with the amended agreement, AFP has agreed to pay 6% annual interest on the 10% profit share amounts already earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, AFP is reimbursed for 50% of the costs associated with the risk management department it maintains for PRI insureds. The management agreement and amendments were reviewed and approved by the New York State Insurance Department.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

FPIC’s revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of FPIC’s insurance subsidiaries. In addition, PRI is regulated by the New York State Insurance Department and files annual and quarterly statements with the department containing its financial statements, prepared on the statutory-basis of accounting, and other data.

	June 30, 2003	Dec 31, 2002
Statement of Financial Position:
Other assets	$2,868	3,278

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Statement of Income:
Claims administration and management fees:
Management fees	$5,518	5,143	10,505	9,743
Claims administration and management expenses:
Reimbursed expenses	$4,310	3,226	8,223	6,196
Interest expense:
Interest expense	$(53)	—	(106)	—
Other expenses: Loss sharing	$—	(35)	—	(35)

Fronting Program with PRI

	June 30, 2003	Dec 31, 2002
Statement of Financial Position:
Reinsurance recoverable on unpaid losses
and advance premiums (1)	$30,384	19,360
Ceded unearned premiums (2)	$6,376	2,126
Deferred policy acquisitions costs	$(1,722)	(574)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Statement of Income: Net premiums earned: Ceded premiums earned (3)	$(3,934)	(4,484)	(7,756)	(6,709)
Net losses and LAE: Ceded losses and LAE incurred (4)	$6,949	1,167	12,582	3,393
Other underwriting expenses: Ceding commissions earned	$1,062	853	2,093	1,434

(1)	Corresponding liability for losses and LAE was $31,577 and $20,676 as of June 30, 2003 and December 31, 2002.

(2)	Corresponding unearned premiums was $6,376 and $2,126 as of June 30, 2003 and December 31, 2002.

(3)	Corresponding direct premiums earned were $3,934 and $4,684 for the three months ended June 30, 2003 and 2002. Corresponding direct premiums earned were $7,754 and $7,017 for the six months ended June 30, 2003 and 2002.

(4)	Corresponding direct losses and LAE incurred were $6,949 and $1,369 for the three months ended June 30, 2003 and 2002. Corresponding direct losses and LAE incurred were $12,581 and $3,701 for the six months ended June 30, 2003 and 2002.

Effective August 1, 2003, PRI engaged an unrelated fronting carrier and no new or renewal business is being written on First Professionals’ policy forms.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Fronting Program with American Physicians Insurance Exchange (“APIE”)
FPIC had an insurance program with APIE, a Texas medical professional liability insurance exchange, whereby, through December 31, 2002, business was written on First Professionals’ policy forms and substantially all the underlying insurance risks and premiums were ceded to APIE for a fronting fee. We own 20% of the outstanding common stock of APS Insurance Services, Inc. (“APS”), which serves as the exclusive management company for APIE. One of our senior officers also serves on the APS board of directors. This program was terminated effective December 31, 2002.

	June 30, 2003	Dec 31, 2002
Statement of Financial Position:
Reinsurance recoverable on unpaid losses and
advance premiums (1)	$32,488	37,878
Ceded unearned premiums (2)	$353	3,046

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Statement of Income:
Net premiums earned:
Ceded premiums earned (3)	$(682)	(8,459)	(2,778)	(12,411)
Net losses and LAE: Ceded losses and LAE incurred (4)	$—	3,910	1,871	7,862
Other underwriting expenses
Fronting fee income	$—	278	3	459

(1)	Corresponding liability for losses and LAE was $32,488 and $37,878 as of June 30, 2003 and December 31, 2002.

(2)	Corresponding unearned premiums was $353 and $3,046 as of June 30, 2003 and December 31, 2002.

(3)	Corresponding direct premiums earned were $682 and $8,459 for the three months ended June 30, 2003 and 2002, respectively. Corresponding direct premiums earned were $2,778 and $12,411 for the six months ended June 30, 2003 and 2002, respectively.

(4)	Corresponding direct losses and LAE incurred were $3,910 for the three months ended June 30, 2002. Corresponding direct losses and LAE incurred were $1,871 and $7,862 for the six months ended June 30, 2003 and 2002, respectively.

Other Related Party Transactions
The principal individual owner of one of FPIC’s insurance agents and brokers serves as a director of FPIC. This director’s firm also acts as FPIC’s agent in purchasing its internal insurance. In addition, FPIC obtains corporate legal services from time to time from an outside law firm, a partner of which is also a director of FPIC. Costs incurred during the six months ended June 30, 2003 by FPIC with respect to both of these firms were less than $0.3 million, in aggregate.

9.	Segment Information

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

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Selected financial information by segment is summarized in the tables below.

	As of June 30, 2003	As of Dec 31, 2002
Identifiable Assets:
Insurance	$1,050,687	983,023
Reciprocal management	41,137	40,032
Third party administration	5,730	6,283
Intersegment eliminations	(4,834)	(2,907)

Total assets	$1,092,720	1,026,431

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Total Revenues:
Insurance	$37,628	53,914	71,869	99,300
Reciprocal management	8,708	6,793	15,840	12,420
Third party administration	4,130	3,586	8,138	7,051
Intersegment eliminations	(1,325)	(1,534)	(2,577)	(2,581)

Total revenues	$49,141	62,759	93,270	116,190

Net Income (Loss):
Insurance	$983	1,582	2,275	3,807
Reciprocal management	2,206	1,067	3,544	(22,555)
Third party administration	309	(40)	439	(5,356)

Net income (loss)	$3,498	2,609	6,258	(24,104)

10.	Commitments and Contingencies
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

FPIC may also become involved in legal actions or become aware of possible unasserted claims not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of June 30, 2003, and in all cases, believes its positions and defenses are meritorious.

FPIC’s insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

While management has evaluated the incidents and circumstances surrounding asserted or unasserted legal claims and assessments of which it is aware and believes that these will not have materially adverse effects on FPIC beyond amounts already recognized and accrued, there can be no absolute assurance as to their ultimate outcomes.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

11.	New Accounting Pronouncements
In April 2003, the FASB issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of FAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivative or hybrid instruments. FAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions. All provisions of FAS 149 should be applied prospectively. FAS 149 is not expected to have a material impact on FPIC’s consolidated financial statements.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The issuer will be required to classify as liabilities three types of freestanding financial instruments, which are: mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 is not expected to have a material impact on FPIC’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

For purposes of this management discussion and analysis, the term “FPIC” refers to FPIC Insurance Group, Inc. and subsidiaries. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the six months and three months ended June 30, 2003, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2003.

Safe Harbor Disclosure
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by or on behalf of FPIC may include forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

i)	Uncertainties relating to government and regulatory policies (such as subjecting FPIC to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);

ii)	The occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;

iii)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;

iv)	Developments in global financial markets that could affect our investment portfolio and financing plans;

v)	The impact of surplus constraints on growth;

vi)	Developments in reinsurance markets that could affect our reinsurance programs;

vii)	The impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for our capital and the risk of undisclosed liabilities;

viii)	The ability to integrate Anesthesiologists Professional Assurance Company’s (“APAC”) operations into First Professionals Insurance Company, Inc.’s (“First Professionals”) and achieve associated cost savings;

ix)	Risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally;

x)	The competitive environment in which FPIC operates, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;

xi)	The actual amount of new and renewal business;

xii)	Rates, including rates on excess policies, being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;

xiii)	The loss of the services of any of our executive officers;

xiv)	The uncertainties of the loss reserving process;

xv)	The ability to collect reinsurance recoverables;

xvi)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on behalf of FPIC;

xvii)	The dependence of the reciprocal management segment upon a single major customer, Physicians’ Reciprocal Insurers (“PRI”), for the preponderance of its revenue; and other risk factors discussed elsewhere within this Form 10-Q, and in FPIC’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003.

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

Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes, loss and loss adjustment expense (“LAE”) reserves and related reinsurance assets, contingencies and litigation, and the carrying amount of certain assets for which estimates of their values are required. We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances. Of necessity, such evaluations may be less in scope for purposes of preparing interim financial statements; for example, we do not perform a complete reserve study every quarter, and instead, rely on other analytical procedures. The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, which are described more fully in the MD&A and in Note 2 to the consolidated financial statements included in our most recently filed Form 10-K, affect our more significant judgments and estimates used in the preparation of the consolidated financial statements: Reinsurance, Income Taxes, Goodwill and Intangible Assets, Revenue Recognition, Losses and LAE, and Commitments and Contingencies. In addition to these critical accounting policies that may affect our estimates, the following matters regarding our liability for losses and LAE and our management and other agreements with PRI are also pertinent risk considerations when reviewing these interim consolidated financial statements.

Liability for Losses and LAE
For the purposes of setting aside reserves on risks insured during the current year and interim periods, for which relatively little actual data is present, forecasted loss ratios are applied to earned premiums. The forecasted loss ratios applied are judgmentally determined taking into account the results of the most recent actuarial studies performed, current pricing and underwriting trends, expected loss and LAE trends and other pertinent considerations. In addition, we monitor and analyze key loss and LAE indicators and trends throughout the year. These include paid losses, newly reported claims and incidents, closed claim activity and other metrics. These indicators are taken into account in assessing the reasonableness of our loss reserve estimates throughout the year and the forecasted loss and LAE ratios being applied during each interim period. We believe our liability for losses and LAE is adequate; however, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such difference, either positive or negative, could have a material effect on our results of operations and financial position.

Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $477.1 million and $425.4 million, or 96% and 97%, of our total consolidated liability for losses and LAE as of June 30, 2003 and December 31, 2002, respectively. The remaining reserves represent other smaller lines, none of which individually exceeded 3% of our total reserves.

Management and Other Agreements with PRI
In accordance with the management agreement between Administrators for the Professions (“AFP”) and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written. Under the terms of the management agreement between AFP and PRI, AFP is entitled to a fee as a result of performing substantially all of the activities necessary to conduct and manage the entire operation of PRI. Such activities, or services, include all or substantially all marketing, underwriting, policy issuance, policy administration, investment management, claims handling, and general and administrative functions, including human resources, accounting, financial reporting, and others, on an on-going basis over the life of the agreement. The management fees are fixed and calculated annually as a percentage of premiums written by PRI and are estimated, billed and collected on a monthly basis. Our entitlement to such fees is ultimately based upon the provision of all of the services necessary to run PRI over the term of the contract. Revenues are recognized as earned when they are billed as this accounting treatment reasonably approximates and accomplishes a recognition pattern that corresponds with the provision of the required services during the quarters and the year. The fees estimated and billed, which are recognized in income, are reduced by an estimated provision for return premiums.

Our insurance subsidiaries also assume reinsurance from PRI, and two of our other subsidiaries act as brokers, intermediaries and managers of reinsurance ceded placements of PRI and a fronting program, whereby PRI assumes the premiums and risks insured. Business assumed by PRI under the fronting program was written on First Professionals’ policy forms through July 31, 2003. Effective August 1, 2003, PRI engaged an unrelated fronting carrier for this business and no new or renewal business is being written on First Professionals’ policy forms.

In addition to their contributions to our results of operations, our agreements and business arrangements with PRI also mean that our revenues and results of operations are financially sensitive to its revenues and financial condition. PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally, including those risks described under “Safe Harbor Disclosure.” In addition, PRI is regulated by the New York State Insurance Department and files annual and quarterly statements with the department containing its financial statements, prepared on the statutory-basis of accounting, and other data. PRI historically operates with lower surplus and higher relative leverage ratios than other insurers such as our insurance subsidiaries. Further, as allowed under New York insurance laws, PRI has requested and received permission from the New York State Insurance Department to follow the permitted practice of discounting its loss and LAE reserves. The New York State Insurance Department mandates PRI’s rates, including rates charged for policies in excess of $1.3 million, which have been reinsured to First Professionals.

Management’s Discussion and Analysis of Results of Operations: Three Months And Six Months Ended June 30, 2003 Compared to Three Months And Six Months Ended June 30, 2002

Overview
Our net income for the three months ended June 30, 2003 was $3.5 million, or $0.37 per diluted share, an increase of $0.9 million, or $0.10 per diluted share, when compared with a net income of $2.6 million, or $0.27 per diluted share, for the three months ended June 30, 2002.

Net income for the six months ended June 30, 2003 was $6.3 million, or $0.66 per diluted share, an increase of $30.4 million, or $3.20 per diluted share, when compared with a net loss of ($24.1) million, or ($2.54) per diluted share for the six months ended June 30, 2002. We took one-time non-cash charges in our two non-insurance segments during the first quarter of 2002 of $29.6 million, in aggregate, net of tax, for the cumulative effect of an accounting change in connection with the adoption of Financial Accounting Standard No. (“FAS”) 142, “Accounting for Goodwill and Other Intangibles.” Income before cumulative effect of the accounting change was $5.5 million, or $0.57 per diluted share, for the six months ended June 30, 2002.

Highlights of our results of operations for the three months and six months ended June 30, 2003, as compared with the comparable periods in 2002, were as follows:

•	Consolidated net income was higher for the second quarter and the first six months of 2003 due to income growth at the reciprocal management and TPA segments. Commission income and claims administration and management fees earned by our non-insurance subsidiaries in New York and Florida grew, contributing $4.2 million in revenue growth for the six months ended June 30, 2003. Insurance segment income was lower primarily due to additional costs associated with debt refinancing at the holding company in the second quarter of 2003, which is included in the insurance segment, and lower investment income. Insurance underwriting results were stable, showing slight improvement, and we continue to have a positive outlook for further improvement based on improved pricing and growth management initiatives.

•	Insurance revenues and costs, including net premiums written and earned, losses and LAE incurred, and underwriting expenses declined as expected following growth management initiatives put into place in 2002. Prominent among these initiatives was a new finite quota share reinsurance agreement whereby First Professionals cedes business to two insurance subsidiaries of the Hannover Re group of insurance and reinsurance companies (the “Hannover Re agreement”). The Hannover Re agreement became effective July 1, 2002.

•	Premiums earned and total revenues, as well as related net losses and LAE incurred and underwriting expenses, grew in the second quarter and first six months of 2003 before the 50% portions ceded under the Hannover Re agreement. This growth in premiums and related cost and expenses occurred primarily in our core MPL insurance business and is primarily the result of continued significant pricing improvements, and significant growth of MPL policyholders in Florida and Missouri in 2001 and 2002.

•	In 2003, we are maintaining our MPL policyholder base at approximately the same level or below the total number of policyholders we had at the end of 2002, another of our growth management initiatives, while shifting the mix of business from non-core states to our core Florida market.

•	Net investment income was lower due to lower prevailing interest rates on fixed income securities.

•	Underwriting ratios (GAAP “combined” ratios) were stable, showing slight improvement. Higher loss ratios and lower underwriting expense ratios were also the result of the transactions and terms under the Hannover Re agreement.

•	Second quarter 2003 interest expense includes charges of approximately $1.6 million related to the unwinding of swap agreements we incurred as we fully repaid our term loan and reduced our remaining revolving credit facility. Interest expense for the three months and six months ended June 30, 2003 also included interest costs associated with funds withheld by First Professionals under the Hannover Re agreement of $1.0 million and $1.8 million, respectively.

We also initiated plans during the second quarter of 2003 to transition in house the management and operations of our APAC insurance subsidiary, using the resources of First Professionals. In this regard, we will terminate, effective December 31, 2003, our existing management agreement with APAC’s current manager, APA Management, Inc. (“APAM”), as well as our 25% quota share reinsurance agreements with APAM’s parent, American Professional Assurance Ltd. (“APAL”), a Cayman Islands captive reinsurer, in which we own a 9.8% interest. The 25% quota share reinsurance agreements with APAL comprise a significant component of its revenues. Included in net realized investment gains was an other than temporary impairment charge of $4.1 million related to our 9.8% investment in APAL, which was recognized as a result of a decline in the value of this investment from its previous carrying amount. In addition to the anticipated decline in APAL’s future revenues resulting from our termination of its reinsurance agreements, APAL reported net losses and declines in shareholder’s equity in its most recent financial statements provided to FPIC during the second quarter of 2003. Management expects that the integration of APAC’s operations using resources at First Professionals will result in net cost savings beginning in 2004.

Insurance Segment
The insurance segment is made up of our four insurance subsidiaries, First Professionals, APAC and The Tenere Group, Inc. companies of Intermed Insurance Company (“Intermed”) and Interlex Insurance Company (“Interlex”). Holding company operations are also included in the insurance segment due to its size and prominence and the substantial attention devoted to the segment. Unaudited financial and selected other data for our insurance segment for the three months and six months ended June 30, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2003	Percentage Change	June 30, 2002	June 30, 2003	Percentage Change	June 30, 2002
Direct and assumed premiums written	$84,395	-7%	$90,426	$188,929	5%	$179,684

Net premiums written	$35,871	-37%	$57,164	$74,867	-34%	$113,359

Net premiums earned	$31,870	-33%	$47,560	$60,779	-30%	$86,902
Net investment income	4,683	-19%	5,754	9,148	-14%	10,597
Commission income	—	-100%	4	—	-100%	7
Net realized investment gains (losses)	418	229%	(324)	656	356%	144
Finance charges and other income	227	-2%	232	438	0%	437
Intersegment revenues	430	-38%	688	848	-30%	1,213

Total revenues	37,628	-30%	53,914	71,869	-28%	99,300

Net losses and LAE	29,666	-28%	41,358	56,300	-25%	75,183
Other underwriting expense	2,167	-68%	6,687	5,032	-62%	13,386
Interest expense	3,477	177%	1,254	5,465	121%	2,470
Other expenses	71	0%	71	141	0%	141
Intersegment expenses	883	4%	847	1,704	29%	1,319

Total expenses	36,264	-28%	50,217	68,642	-26%	92,499

Income from operations before income
taxes and cumulative effect of
accounting change	1,364	-63%	3,697	3,227	-53%	6,801
Less: Income tax expense	381	-82%	2,115	952	-68%	2,994

Income before cumulative effect of
accounting change	983	-38%	1,582	2,275	-40%	3,807
Less: Cumulative effect of accounting
change	—	0%	—	—	0%	—

Net income	$983	-38%	$1,582	$2,275	-40%	$3,807

Loss ratio	93%		87%	93%		87%
Underwriting ratio	7%		14%	8%		15%
GAAP underwriting (“Combined”) ratio	100%		101%	101%		102%

25

	Three Months Ended			Six Months Ended
	June 30, 2003	Percentage Change	June 30, 2002	June 30, 2003	Percentage Change	June 30, 2002
Selected Direct Professional Liability Claims Information

Net paid losses and LAE on professional
liability claims only	$27,914	-4%	$29,038	$50,740	3%	49,038

Average net paid loss per professional
liability claim with ideminity payment	$226	6%	$213	$195	2%	192

Total professional liability claims and
incidents reported during the period	745	-13%	861	1,572	-4%	1,643

Total professional liability claims
with indemnity payment	66	-27%	91	131	-19%	162

Total professional liability claims and
incidents closed without indeminty
payment	567	1%	560	910	-2%	932

Selected Policyholder Counts

Professional liability policyholders
(Excludes policyholders under
professional liability fronting
arrangements of 2,966 and 5,493, respectively)				14,951	-11%	16,753

The decrease in insurance segment net income in the second quarter and first six months of 2003 was primarily attributable to lower investment income and higher net intersegment expenses (intersegment revenues and expenses are eliminated in the consolidated financial statements). Insurance net income for the second quarter of 2003 also included charges of $1.0 million, after taxes ($1.6 million before tax), in costs incurred to unwind interest rate swap agreements in connection with the repayment of bank debt. These were partially offset by a small increase in underwriting margin, net realized investment gains and lower income tax expense.

Growth in direct and assumed premiums written and net premiums written subsided as expected during the first six months of 2003, reflecting our initiative to manage growth. These include maintaining or reducing our current total numbers of policyholders, while redirecting the mix of business from other states and fronting programs to our core MPL book of business in Florida.

The declines in insurance revenues and costs for the second quarter and first six months of 2003, which include net premiums earned, net losses and LAE incurred and underwriting expenses, are primarily the result of the additional reinsurance ceded under the Hannover Re agreement, which became effective July 1, 2002. Net premiums earned, net losses and LAE, and other underwriting expenses for the six months ended June 30, 2003 have been reduced by the corresponding amounts ceded under the Hannover Re agreement of $46.6 million, $37.9 million and $12.1 million, respectively. Excluding the effects of the Hannover Re agreement, net premiums earned, net losses and LAE and other underwriting expenses, increased 24%, 25% and 28%, respectively. The combined effects of the Hannover Re agreement on our insurance revenues and expenses is an increase to our income from operations before income taxes and cumulative effect of accounting change of $1.6 million for the first six months of 2003.

The growth in net premiums earned and related increase in loss costs and underwriting expenses before the Hannover Re cession were primarily the result of recent growth in policyholder counts, primarily in 2001 and 2002, and continuing pricing improvements. First Professionals, APAC and Intermed have implemented significant rate increases for 2001, 2002 and again for 2003.

Our loss ratios for the three and six months ended June 30, 2003 and 2002 were 93% and 87%, respectively. The increase in our loss ratio reflects the effects of the transactions and terms of the Hannover Re agreement, and to a lesser extent, an increase in the level of reserves we are establishing for our business in Kansas and Missouri this year. Ceding commissions accrued under the Hannover Re agreement also primarily accounted for our lower underwriting expense ratios, which declined from 14% in the second quarter of 2002, to 7% in the second quarter of 2003, and from 15% in the first six months of 2002, to 8% in the first six months of 2003. Overall, amounts ceded under the Hannover Re agreement for premiums, loss costs and ceding commissions resulted in a 3% improvement in our net underwriting ratio and a $1.6 million improvement in our underwriting margin for the second quarter of 2003, and a 3% improvement in our net underwriting ratio and a $3.4 million improvement in our underwriting margin for the first six months of 2003. Loss and LAE indicators and reserve trends analyzed for the first six months of 2003 appear to be in line and consistent with corresponding assumptions comprehended in our reserve estimates. We believe our loss and LAE reserves are adequate to cover the costs of all our claims and related expenses that have been incurred through June 30, 2003. It should be noted that the level of analysis performed by us for interim periods is significantly less in scope than the more complete actuarial studies performed annually as of the end of each calendar year. Consequently, this results in additional inherent uncertainty in our reserve estimates for interim periods.

The significant declines in net investment income during the three months and six months ended June 30, 2003, are primarily due to the prolonged status of prevailing interest rates at historically low levels. As a result, we continue to invest current funds primarily in fixed income securities with shorter maturities and durations and to maintain significant short-term invested cash. While these holdings reduce our exposure to losses should the interest environment change and rates begin to rise, they also produce lower current income.

We realized gains on investment securities sold of $5.3 million, during the first six months of 2003, resulting in net realized investment gains for the three months and six months ended June 30, 2003. We recognized charges of $4.9 million in the second quarter of 2003 for other-than-temporary impairments (“OTTI”) of two private equity holdings. Included in the OTTI charge was $4.1 million related to our 9.8% investment in APAL, which was recognized as a result of a decline in the value of this investment from its previous carrying amount. Plans were put into place during the second quarter of 2003 to transition management of our APAC insurance subsidiary to First Professionals and to non-renew our existing management agreement with APAM and our 25% quota share reinsurance agreements with APAL effective December 31, 2003. The 25% quota share reinsurance agreements with APAL comprise a significant component of its revenues. In addition to this anticipated decline in future revenues, APAL reported net losses and declines in shareholder’s equity in its most recent financial statements provided to FPIC during the second quarter of 2003. We also realized net gains of $0.2 million on the sale of real estate during the first quarter of 2003. As of June 30, 2003, our consolidated investment portfolios of bonds and U.S. Government securities and equity securities had net unrealized gains of $15.2 million.

The increase in interest expense primarily reflects the costs, approximately $1.6 million, of unwinding interest rate swap agreements associated with the pay down of bank debt during the second quarter of 2003 and interest costs associated with funds withheld by First Professionals under the Hannover Re agreement of $1.0 million and $1.8 million for the three months and six months ended June 30, 2003, respectively. We expect our total borrowing costs associated with the trust preferred securities and unsecured senior notes issued during the second quarter of 2003 and used to fund the reduction of bank debt and corresponding interest rate swap unwinds to be lower than that of the corresponding bank debt and interest rate swap agreements replaced.

The decrease in income tax expense is primarily due to the decrease in income before income taxes and cumulative effect of accounting change when compared with the prior year. The decrease was partially offset by the establishment of a reserve for potential tax contingencies arising from examination by the Internal Revenue Service of our 2000 and 2001 federal income tax returns.

Reciprocal Management Segment
Our reciprocal management segment is made up of AFP, our New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries (“Intermediaries”) and Group Data Corporation (“Group Data”). The segment also includes the business of Professional Medical Administrators, LLC (“PMA”), an 80% owned subsidiary. PMA provides brokerage and administration services for professional liability insurance programs. Unaudited financial and selected other data for the reciprocal management segment for the three months and six months ended June 30, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2003	Percentage Change	June 30, 2002	June 30, 2003	Percentage Change	June 30, 2002
Claims administration and
management fees	$5,518	7%	$5,143	$10,505	8%	$9,743
Net investment income	30	-33%	45	63	-26%	85
Commission income	2,249	188%	782	3,516	178%	1,263
Other income	20	0%	20	41	0%	41
Intersegment revenues	891	11%	803	1,715	33%	1,288

Total revenues	8,708	28%	6,793	15,840	28%	12,420

Claims administration and
management expenses	4,634	1%	4,592	9,258	7%	8,660
Interest expense	53	100%	—	106	100%	—
Other expenses	—	-100%	35	—	-100%	36
Intersegment expenses	352	-17%	426	705	-12%	797

Total expenses	5,039	0%	5,053	10,069	6%	9,493

Income from operations before income
taxes and cumulative effect of
accounting change	3,669	111%	1,740	5,771	97%	2,927
Less: Income taxes	1,463	117%	673	2,227	99%	1,119

Income before cumulative effect of
accounting change	2,206	107%	1,067	3,544	96%	1,808
Less: Cumulative effect of
accounting change	—	0%	—	—	-100%	24,363

Net income (loss)	$2,206	107%	$1,067	$3,544	116%	$(22,555)

28

	Three Months Ended			Six Months Ended
	June 30, 2003	Percentage Change	June 30, 2002	June 30, 2003	Percentage Change	June 30, 2002
Selected Information Regarding
Management of PRI

Reciprocal premiums written under
management	$50,165	2%	$49,147	$80,811	7%	$75,215

	As of June 30, 2003	Percentage Change	As of June 30, 2002
Reciprocal statutory assets
under management	$798,068	-2%	$811,145

Professional liability policyholders
under management	10,840	5%	10,364

Reciprocal management net income (income before the cumulative effect of accounting change) increased during the three months and six months ended June 30, 2003, primarily due to higher commission income. The reciprocal management segment recorded a transitional impairment charge of $24.4 million, after-tax, during the first quarter of 2002, as a result of the adoption of FAS 142. This transitional impairment charge is accounted for as the cumulative effect of accounting change. The non-cash transitional impairment charge primarily reflects certain intangibles and synergies, which, in our opinion, are opportunistic in nature and carry a significant degree of uncertainty; therefore, we treated these intangibles conservatively in the valuation required by FAS 142.

Claims administration and management fees earned by AFP are comprised entirely of management fees from PRI and the increases are due to the growth in premiums written by PRI. The increases in commission income are primarily due to increases in brokerage commissions earned by Intermediaries from third party reinsurers for the placement of reinsurance. Intermediaries’ brokerage commissions are determined as a percentage of reinsurance premiums ceded and have increased as the ceded premiums at both our insurance subsidiaries and PRI, for which Intermediaries participates in the placement of reinsurance, have grown.

The increases reported in claims administration and management expenses are due to the combination of an increase in operating expenses at AFP to manage growth at PRI and an increase in operating and commission expenses at PMA associated with an increase in premiums written and placed for insurance.

Third Party Administration (“TPA”) Segment
Our TPA segment is comprised of the business of our subsidiary, Employers Mutual, Inc. (“EMI”). Unaudited financial and selected other data for our TPA segment for the three months and six months ended June 30, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2003	Percentage Change	June 30, 2002	June 30, 2003	Percentage Change	June 30, 2002
Claims administration and
management fees	$3,580	14%	$3,148	$7,257	17%	$6,178
Net investment income	6	-57%	14	10	-47%	19
Commission income	540	44%	376	857	12%	766
Other income	—	-100%	5	—	-100%	8
Intersegment revenues	4	-91%	43	14	-83%	80

Total revenues	4,130	15%	3,586	8,138	15%	7,051

Claims administration and
management expenses	3,537	5%	3,355	7,255	8%	6,697
Intersegment expenses	90	-66%	261	168	-64%	465

Total expenses	3,627	0%	3,616	7,423	4%	7,162

Income (loss) from operations before
income taxes and cumulative effect
of accounting change	503	1777%	(30)	715	744%	(111)
Less: Income tax expense	194	1840%	10	276	820%	30

Income (loss) before cumulative effect of
accounting change	309	873%	(40)	439	411%	(141)
Less: Cumulative effect of
accounting change	—	0%	—	—	-100%	5,215

Net income (loss)	$309	873%	$(40)	$439	108%	$(5,356)

	As of June 30, 2003	Percentage Change	As of June 30, 2002
Selected TPA Segment Customer Data

Covered lives under employee
benefit programs	105,950	-2%	108,445
Covered lives under workers
compensation programs	38,300	2%	37,700

TPA net income (income before the cumulative effect of accounting change) increased during the three months and six months ended June 30, 2003, primarily due to higher claims administration and management fees and improved operating margins. The TPA segment recorded a transitional impairment charge of $5.2 million, after-tax, during the first quarter of 2002, as a result of the adoption of FAS 142. This transitional impairment charge is accounted for as the cumulative effect of accounting change. The non-cash transitional impairment charge primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the TPA segment.

The increase in claims administration and management fees is primarily due to an increase in the number of members serviced by the ambulance service organization to which we provide administration services and to a lesser extent, improvements in pricing.

The increase in commission income is the result of the new business and renewal pattern and recognition of commission income from our clients for the placement of insurance where commission income is earned when received.

The lower increases in claims administration and management expenses are the result of certain expense saving initiatives and productivity improvements achieved by servicing growth in covered lives with our existing personnel and service platforms. These initiatives and others have also accounted for the restoration of margins in 2003 versus 2002.

Management’s Discussion and Analysis of Financial Position: June 30, 2003 Compared to December 31, 2002

Cash and invested assets increased $34.0 million to $572.7 million as of June 30, 2003 from $538.7 million as of December 31, 2002. The increase in cash and invested assets is primarily due to growth in premiums and resulting operating cash flows for the first six months of 2003.

Insurance assets, including premiums receivable and reinsurance recoverables and related assets, all increased primarily as the result of growth experienced in our insurance business. Approximately $36.0 million of the increase in due from reinsurers on unpaid losses and advance premiums is attributable to reserves ceded under the Hannover Re agreement during the first six months of 2003.

One of our former reinsurers, Gerling Global Reinsurance Corporation of America (“Gerling”), has ceased writing business in the United States and has placed its U.S. book of non-life business, into run-off. Gerling has experienced downgrades of its financial strength rating by A.M. Best, and as of December 20, 2002, it’s A.M. Best rating had been downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed its U.S. non-life reinsurance business into voluntary run-off. A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. As of June 30, 2003, the estimated amount of net reinsurance recoverables from Gerling was approximately $13.3 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $0.3 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables. Gerling is current on its obligations payable to us and we expect that it will fully meet its obligations to us. We will continue to monitor developments at Gerling and should its financial condition worsen, we could, in-turn, recognize a charge for uncollectible reinsurance recoverables.

The increases in our insurance liabilities, including the liability for losses and LAE, unearned premiums and reinsurance payable are also primarily attributable to growth in our core MPL insurance business. It was not necessary to significantly strengthen or reduce reserves established in prior years that remained open as of June 30, 2003. Approximately $32.9 million of the increase in reinsurance payable was the result of business ceded under the Hannover Re agreement and approximately $2.0 million is the result of premiums written under a fronting arrangement for workers’ compensation business. This increase in reinsurance payable was partially offset by the payment of premiums due under FPIC’s primary reinsurance agreement. The decrease in premiums paid in advance and unprocessed premiums reflects the larger number of policy renewals that fall on January 1 as compared with July 1.

During May 2003, we completed two private offerings and issued $20 million of trust preferred securities and $10 million of unsecured senior notes. We used the majority of the net proceeds from these offerings along with funds we held as liquid collateral at the time to pay off our bank term loan, reduce our bank revolving credit facility, make a capital contribution to our insurance operations and partially unwind hedge agreements related to the revolving credit facility and term loan. The new securities issued mature in 30 years and are described more fully under the section, Liquidity and Capital Resources, below.

The significant decreases in other assets and accrued expenses and other liabilities of approximately $40.6 million and $36.9 million, respectively as of June 30, 2003, are primarily attributable to purchase and sale transactions involving investment securities, which were entered into prior to December 31, 2002, but for which settlements occurred afterwards.

Stock Repurchase Plans
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate, subject to the requirements of our credit facility. In accordance with an amendment to our credit facility dated April 10, 2003, we may repurchase shares during 2003 in an amount not to exceed $2 million and may repurchase shares during 2004 in an amount not to exceed the greater of 50% of consolidated net income of the immediately preceeding year or $2 million. We did not repurchase any shares during the first six months of 2003 and a total of 365,500 shares remain available to be repurchased under the program.

Liquidity and Capital Resources
As reported in the consolidated statement of cash flows, we generated positive net cash from operating activities of $27.0 million for the six months ended June 30, 2003, up $4.4 million, or 19%, from the first six months of 2002. At June 30, 2003, we had cash and cash equivalents of $80.3 million and held fixed income debt securities with a fair value of approximately $14.0 million scheduled to mature during the next twelve months. We believe that cash and cash equivalents as of June 30, 2003, and cash from other sources, such as operating activities or investments scheduled to mature during the remainder of 2003 and the first six months of 2004, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months. Reference should be made to the corresponding section, Liquidity and Capital Resources, of the Management’s Discussion and Analysis appearing in FPIC’s Form 10K for the year ended December 31, 2002 for further discussion regarding risk factors that could cause unexpected changes in liquidity and capital resources available to FPIC.

We have a senior credit facility with five banks that is comprised of a $20 million revolving credit facility (reduced from $37.5 million as of December 31, 2002) with a $15 million letter of credit sub-facility, which matures on August 31, 2004. As of June 30, 2003, we had an outstanding principal balance of $19.5 million under the senior credit facility. The senior credit facility is collateralized by substantially all of the holding company’s assets, which are comprised mostly of the common stock of our subsidiaries plus selected other invested assets. The credit facility is also guaranteed by our non-insurance subsidiaries. The credit facility is not collateralized by the individual assets and liabilities of the insurance subsidiaries or guaranteed by them. Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon LIBOR plus a margin of 2.75 percentage points. The senior credit facility also contains certain financial and other covenants. To the best of our knowledge, we were in full compliance with all such covenants as of June 30, 2003. In connection with our credit facility, we also entered into an interest rate swap agreement. We use the interest rate swap agreement to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of our floating-rate debt to fixed-rate debt.

The remaining balance of $19.5 million under the bank revolving credit facility becomes due in its entirety on August 31, 2004. FPIC currently expects that it will fund the pay-off of the revolving credit facility from its operating funds or other internally generated funds, the net proceeds of a refinancing, through the issuance of debt or other capital, or a combination of such sources.

During May 2003, we completed two private placements in which we issued $20 million of trust preferred securities and $10 million of unsecured senior notes. The securities were issued to two investment pools, each of which mature in 30 years, and bear a floating interest rate equal to LIBOR plus a spread (4.1% and 4.2%), for an initial rate of approximately 5.4% and 5.5%. The floating interest rate will be adjustable quarterly with changes in LIBOR, and the maximum rate that may be charged under the securities within the first five years is 12.5%. We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on the securities within a stated range for five years from closing. We have the option to call the securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and/or redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par.

The net proceeds from the trust preferred securities and unsecured senior notes and the redemption of liquid collateral previously held under the terms of our bank debt were used to fully repay the term loan portion of our credit facility (approximately $8.8 million), partially reduce our revolving credit facility ($17.5 million), make a capital contribution to our insurance operations ($4.2 million), and unwind and partially unwind hedge agreements related to the term loan and revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our 2002 annual report on Form 10-K, since the end of the most recent fiscal year.

Item 4. Disclosure Controls and Procedures

(a)	An evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Act”)), was completed as of June 30, 2003 by the Company’s Chief Executive Officer and Chief Financial Officer, as “Certifying Officers” (as defined by Rule 13a-14(a) of the Act.) Based on such evaluation, the Company’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to the Company and its consolidated subsidiaries, as required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Certifying Officers, and other management, as appropriate, to allow for timely decisions regarding required disclosure.

(b)	There has been no significant change in the Company’s internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings – None

Item 2. Changes in Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders –

The Company’s Annual Meeting of Shareholders (the “Meeting”) was held on June 4, 2003. At the Meeting, the following items were passed by the vote shown.

I.	Directors Elected at the Meeting:	For	Against	Withheld

	Richard J. Bagby, M.D.	6,762,617	—	707,117
	Robert O. Baratta, M.D.	6,769,696	—	700,038
	John R. Byers	5,711,190	—	1,758,544
	Terence P. McCoy, M.D.	6,764,517	—	705,217
33

Incumbent Directors continuing after the Meeting:
John K. Anderson	James W. Bridges, D.D.S.
M.C. Harden, III,	Kenneth M. Kirschner
Joan D. Ruffier	Guy T. Selander, M.D.
David M. Shapiro, M.D.	James G. White, M.D.
Gene C. Witherspoon

II.	Approval of Amendments to	For	Against	Abstain
	Employee Stock Purchase Plan	7,012,478	392,961	64,294

Section 3.1 of the Plan shall be amended to read as follows:
“3.1 Subject to Sections 3.2 and 3.3, prior to the Restructure the maximum number of Shares that may be issued upon the exercise of options granted herein shall be 24,000 Shares and on and after the Restructure the maximum number of Shares that may be issued upon the exercise of Options granted herein shall initially be 120,000 Shares, as increased from time to time by shareholder approval, not to exceed 220,000 shares.”

Item 5. Other Information –
In accordance with the requirements of the Federal Securities Laws, FPIC recognizes blackout periods during which directors, officers and certain employees with an awareness of material, nonpublic information are prohibited from transacting in FPIC’s stock. FPIC will maintain a blackout period for such persons until 48 hours after the filing of this Form 10-Q with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K
10(xx)	Placement Agreement dated April 25, 2003, among FPIC Insurance Group, Inc. and its financing subsidiary, FPIC Capital Statutory Trust II, together as offerors, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 16, 2003.

10(yy)	Subscription Agreement dated May 15, 2003 among FPIC Insurance Group, Inc. and FPIC Capital Statutory Trust II, together as offerors, and I-Preferred Term Securities II, Ltd., as purchaser, incorporated by reference to FPIC’s Form 8-K (Commission File No. 001-11983) filed on May 16, 2003.

10(zz)	Amended and Restated Declaration of Trust of FPIC Capital Statutory Trust II dated May 15, 2003 by and among FPIC Insurance Group, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and Kim D. Thorpe, Roberta Goes Cown and Pamela D. Deyo, as administrators, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 16, 2003.

10(aaa)	Guarantee Agreement dated May 15, 2003 by and between FPIC Insurance Group, Inc., as guarantor, and U.S. Bank National Association, as guarantee trustee, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 16, 2003.

10(bbb)	Indenture dated May 15, 2003 between FPIC Insurance Group, Inc. and U.S. Bank National Association, as debenture trustee, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 16, 2003.

10(ccc)	Amendment No. 3 to Revolving Credit and Term Loan Agreement dated April 10, 2003 by and among FPIC Insurance Group Inc., as the borrower, and several banks and other financial institutions from time to time party thereto, as lenders, and SunTrust Bank, as administrative agent and collateral agent for the lenders, and joined by certain subsidiaries of the borrower as subsidiary guarantors, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 16, 2003.

10(ddd)	Placement Agreement dated May 13, 2003 among FPIC Insurance Group, Inc. and its financing subsidiary, FPIC Capital Trust I, together as offerors, and Sandler O’Neill & Partners, L.P., as placement agent, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 29, 2003.

34

10(eee)	Capital Securities Subscription Agreement dated May 13, 2003 among FPIC Insurance Group, Inc. and FPIC Capital Trust I, together as offerors, and InCapS Funding I, Ltd., as purchaser, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 29, 2003.

10(fff)	Amended and Restated Declaration of Trust of FPIC Capital Trust I dated May 22, 2003 by and among FPIC Insurance Group, Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Kim D. Thorpe, Roberta Goes Cown and Pamela D. Deyo, as administrators, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 29, 2003.

10(ggg)	Guarantee Agreement dated as of May 22, 2003 by and between FPIC Insurance Group, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 29, 2003.

10(hhh)	Indenture dated as of May 22, 2003 between FPIC Insurance Group, Inc., as issuer and Wilmington Trust Company, as trustee, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 29, 2003.

10(iii)	Placement Agreement dated May 13, 2003 between FPIC Insurance Group, Inc., as offeror, and Sandler O’Neill & Partners, L.P., as placement agent, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 29, 2003.

10(jjj)	Senior Notes Subscription Agreement dated May 13, 2003 between FPIC Insurance Group, Inc. and InCapS Funding I, Ltd., as purchaser, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 29, 2003.

10(kkk)	Indenture dated as of May 22, 2003 between FPIC Insurance Group, Inc., as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on May 29, 2003.

10(lll)	Employee Stock Purchase Plan, as amended on June 4, 2003 by shareholder approval, incorporated herein by reference to FPIC Insurance Group, Inc’s Definitive Proxy Materials filed (Commission File No. 1-11983) on April 30, 2003.

31.1	Certification of John R. Byers pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kim D. Thorpe pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification of John R. Byers and Kim D. Thorpe pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:
On May 14, 2003, the Company furnished a Form 8-K notifying the SEC that the Company issued an earning press release announcing selected financial data concerning first quarter 2003 unaudited consolidated results of operations and financial condition presented in accordance with accounting principles generally accepted in the United States of America.

On May 16, 2003, the Company furnished a Form 8-K notifying the SEC that the Company had entered into a placement agreement with FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., acting as placement agents, for the private placement of $15 million of trust preferred securities.

On May 29, 2003, the Company furnished a Form 8-K notifying the SEC that the Company had entered into a placement agreement with Sandler O’Neill & Partners, L.P., acting as placement agent, for the private placement of $5 million of trust preferred securities and $10 million of unsecured senior notes.

35

Signature Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2003	FPIC Insurance Group, Inc. /s/ Kim D. Thorpe —————————————— Kim D. Thorpe, Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

36