Form 10-Q
period 2003-09-30
FPIC INSURANCE GROUP INC
filed 2003-11-12
CIK 1010247

United States SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to ___________.

Commission file number 1-11983 FPIC Insurance Group, Inc. (Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, Florida   32202
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

As of November 4, 2003, there were 9,544,335 shares of the registrant’s common stock outstanding.

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

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Financial Position As of September 30, 2003 and December 31, 2002 (In Thousands, Except Share-related Data)

	(unaudited) Sept 30, 2003	Dec 31, 2002

Assets
Cash and cash equivalents	$104,595	86,589
Bonds and U.S. Government securities, available for sale	478,765	436,970
Equity securities, available for sale	8	6
Other invested assets (Note 8)	6,115	10,801
Real estate	4,224	4,354

Total cash and investments	593,707	538,720

Premiums receivable, net (Note 8)	119,703	108,494
Accrued investment income	5,699	5,998
Reinsurance recoverable on paid losses (Note 8)	7,765	6,529
Due from reinsurers on unpaid losses (Includes amounts
due from related parties of $86,075 and $71,299) (Note 8)	239,053	168,159
Ceded unearned premiums (Note 8)	79,614	78,889
Property and equipment, net	5,473	4,334
Deferred policy acquisition costs (Note 8)	6,343	4,452
Deferred income taxes	35,324	34,653
Prepaid expenses	3,652	1,744
Goodwill	18,870	18,870
Intangible assets	838	1,034
Federal income tax receivable	1,792	—
Other assets (Note 8)	21,814	54,555

Total assets	$1,139,647	1,026,431

Liabilities and Shareholders’ Equity
Losses and loss adjustment expenses (Note 8)	$527,634	440,166
Unearned premiums (Includes amounts due to related
parties of $49,419 and $43,506) (Note 8)	193,963	173,421
Reinsurance payable (Note 8)	126,486	96,470
Paid in advance and unprocessed premiums	4,066	14,060
Revolving credit facility	19,500	37,000
Mandatorily redeemable trust preferred securities	20,000	—
Senior notes	10,000	—
Term loan	—	10,208
Deferred credit (Note 8)	7,984	8,749
Deferred ceding commission	3,160	4,669
Federal income tax payable	—	120
Accrued expenses and other liabilities (Note 8)	47,212	75,655

Total liabilities	960,005	860,518

Commitments and contingencies (Note 10)

Common stock, $.10 par value, 50,000,000 shares authorized;
9,539,335 and 9,390,795 shares issued and outstanding at
September 30, 2003 and December 31, 2002, respectively	954	939
Additional paid-in capital	39,657	38,322
Accumulated other comprehensive income	6,265	5,525
Retained earnings	132,766	121,127

Total shareholders’ equity	179,642	165,913

Total liabilities and shareholders’ equity	$1,139,647	1,026,431

See accompanying notes to the condensed consolidated financial statements. 3

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (In Thousands, Except Share-related Data)

	(unaudited)

	Three Months		Nine Months
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Revenues
Net premiums earned (Note 8)	$40,895	30,435	101,674	117,337
Claims administration and management fees (Note 8)	10,760	9,640	28,523	25,561
Net investment income	4,672	5,688	13,893	16,389
Commission income	2,192	2,391	6,565	4,426
Net realized investment gains	1,286	1,969	1,942	2,113
Finance charges and other income (Note 8)	279	284	757	770

Total revenues	60,084	50,407	153,354	166,596

Expenses
Net losses and loss adjustment expenses (Note 8)	36,985	30,549	93,285	105,733
Other underwriting expenses (Note 8)	3,489	2,226	8,521	15,612
Claims administration and management expenses	8,668	7,987	25,182	23,344
Interest expense on long term debt	899	1,211	4,498	3,647
Other expenses (Note 8)	1,383	849	3,496	1,059

Total expenses	51,424	42,822	134,982	149,395

Income from operations before income taxes and cumulative
effect of accounting change	8,660	7,585	18,372	17,201
Less: Income taxes	3,279	3,170	6,733	7,312

Income before cumulative effect of accounting change	5,381	4,415	11,639	9,889

Less: Cumulative effect of accounting change
(net of an $18,784 income tax benefit) (Note 3)	—	—	—	29,578

Net income (loss)	$5,381	4,415	11,639	(19,689)

Basic earnings (loss) per common share	$0.57	0.47	1.23	(2.10)

Diluted earnings (loss) per common share	$0.55	0.47	1.22	(2.08)

Basic weighted average common shares outstanding	9,493	9,391	9,443	9,385

Diluted weighted average common shares outstanding	9,831	9,404	9,578	9,476

Comprehensive Income (Loss)
Net income (loss)	$5,381	4,415	11,639	(19,689)

Other comprehensive income:
Unrealized holding (losses) gains on debt and equity securities	(4,909)	3,274	(1,080)	4,335
Unrealized holding gains (losses) on derivative
financial instruments	543	(600)	740	(520)
Settlement of derivative financial instruments	—	—	1,609	—
Income tax benefit (expense) related to unrealized
gains and losses	1,666	(982)	(529)	(1,357)

Other comprehensive (loss) income	(2,700)	1,692	740	2,458

Comprehensive income (loss)	$2,681	6,107	12,379	(17,231)

See accompanying notes to the condensed consolidated financial statements. 4

FPIC Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2003 and Year Ended December 31, 2002
(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

Balances at December 31, 2001	$934	37,837	(26)	135,829	174,574

Net loss	—	—	—	(14,702)	(14,702)
Unrealized gain on debt and
equity securities, net	—	—	5,565	—	5,565
Unrealized loss on derivative
financial instruments, net	—	—	(270)	—	(270)
Amortization of unrealized loss on
derivative financial instruments	—	—	256	—	256
Issuance of shares	5	485	—	—	490

Balances at December 31, 2002	939	38,322	5,525	121,127	165,913

Net income	—	—	—	11,639	11,639
Unrealized loss on debt and
equity securities, net	—	—	(674)	—	(674)
Unrealized gain on derivative
financial instruments, net	—	—	500	—	500
Settlement of derivative financial instrument	—	—	989	—	989
Amortization of unrealized loss on
derivative financial instruments	—	—	(75)	—	(75)
Issuance of shares	15	1,335	—	—	1,350

Balances at September 30, 2003 (unaudited)	$954	39,657	6,265	132,766	179,642

See accompanying notes to the condensed consolidated financial statements. 5

FPIC Insurance Group, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In Thousands)

	(unaudited)

	Nine months ended Sept 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$11,639	(19,689)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change	—	29,578
Depreciation, amortization and accretion	(425)	8,720
Realized gains on investments	(1,942)	(2,113)
Realized losses on sale of real estate	101	—
Realized losses on sale of property and equipment	—	12
Net (gains) losses from equity investments	(59)	180
Bad debt expense	4	—
Deferred income tax (benefit) expense	(1,201)	367
Changes in assets and liabilities:
Premiums receivable, net	(11,213)	(33,730)
Accrued investment income	299	(2,135)
Reinsurance recoverable on paid losses	(1,236)	1,166
Due from reinsurers on unpaid losses	(70,894)	(62,898)
Ceded unearned premiums	(725)	(54,304)
Deferred policy acquisition costs	(4,035)	(4,596)
Prepaid expenses	(1,908)	732
Federal income taxes	(1,912)	4,444
Other assets	296	(1,225)
Losses and loss adjustment expenses	87,468	84,647
Unearned premiums	20,542	43,926
Reinsurance payable	30,016	50,895
Paid in advance and unprocessed premiums	(9,994)	(4,950)
Deferred ceding commission	6,229	8,446
Accrued expenses and other liabilities	(1,760)	4,572

Net cash provided by operating activities	49,290	52,045

Cash flows from investing activities:
Proceeds from sale or maturity of bonds and U.S. Government securities	427,938	180,457
Purchase of bonds and U.S. Government securities	(458,094)	(226,069)
Proceeds from sale of other invested assets	313	366
Purchase of other invested assets	—	(54)
Proceeds from sale of real estate investments	291	—
Purchase of real estate investments	(168)	(336)
Proceeds from sale of property and equipment	3	—
Purchase of property and equipment	(3,005)	(1,274)

Net cash used in investing activities	(32,722)	(46,910)

Cash flows from financing activities:
Proceeds from trust preferred securities and senior notes	30,000	—
Payment of revolving credit facility and term loan	(27,708)	(4,375)
Purchase derivative financial instruments	(595)	—
Settlement of derivative financial instruments	(1,609)	—
Issuance of common stock	1,350	438

Net cash provided by (used in) financing activities	1,438	(3,937)

Net increase in cash and cash equivalents	18,006	1,198
Cash and cash equivalents at beginning of period	86,589	75,220

Cash and cash equivalents at end of period	$104,595	76,418

Supplemental disclosure of cash flow information:
Interest paid on long term debt	$2,778	3,447

Federal income taxes paid	$9,200	3,250

Federal income tax refunds received	$346	1,782

Supplemental disclosure of noncash investing activities:
Due (to) from broker on unsettled investment trades, net	$(4,824)	7,848

See accompanying notes to the condensed consolidated financial statements. 6

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

1.	Organization and Basis of Presentation

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

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair presentation of results for interim periods. Certain prior period data has been reclassified to conform to the current period presentation. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. For example, the timing and magnitude of claim losses incurred by our insurance subsidiaries due to the estimation process inherent in determining the liability for losses and loss adjustment expenses (“LAE”) can be relatively more significant to results of interim periods than to results for a full year. Also, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net income as can the mix of taxable and non-taxable investment income.

Certain prior period amounts presented in the condensed consolidated financial statements for the three months and nine months ended September 30, 2002 have been reclassified to conform with the current presentation.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. (“FAS”) 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” to provide transition guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amend the disclosure requirements of FAS 123 “Accounting for Stock-Based Compensation” for both annual and interim financial statements. FAS 148 requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on FPIC’s consolidated financial position or results of operations.

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

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income (loss) and basic and diluted earnings (loss) per common share would have been impacted as follows:

	Three Months Ended		Nine Months Ended

	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Pro forma net income (loss):
Net income (loss), as reported	$5,381	4,415	11,639	(19,689)
Stock-based compensation expense determined under
fair value based method, net of income taxes	(245)	(252)	(802)	(714)

Pro forma net income (loss)	$5,136	4,163	10,837	(20,403)

Basic earnings (loss) per common share:
Net income (loss), as reported	$0.57	0.47	1.23	(2.10)
Stock-based compensation expense determined under
fair value based method, net of income taxes	(0.03)	(0.03)	(0.08)	(0.08)

Pro forma net income (loss)	$0.54	0.44	1.15	(2.18)

Diluted earnings (loss) per common share:
Net income (loss), as reported	$0.55	0.47	1.22	(2.08)
Stock-based compensation expense determined under
fair value based method, net of income taxes	(0.02)	(0.03)	(0.08)	(0.08)

Pro forma net income (loss)	$0.53	0.44	1.14	(2.16)

2.	Investments

Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other than temporary, if any, are recorded as realized losses in the consolidated statements of income.

Data with respect to bonds and U.S. Government and equity securities, available for sale, are shown below:

Nine Months Ended	Proceeds from sales and maturities	Gross realized gains on sales	Gross realized losses on sales		Amortized cost of investments in bonds and U.S. Government and equity securities

Sept 30, 2003	$427,938	9,484	2,844	As of Sept 30, 2003	$468,529
Sept 30, 2002	$180,457	5,662	3,549	As of Dec 31, 2002	$425,184

Net realized investment gains on all investments for the nine months ended September 30, 2003 totaled $1.9 million. Included in net realized investment gains for the nine months ended September 30, 2003 are losses of $4.9 million resulting from the recognition of other-than-temporary-impairments of two private equity holdings during the second quarter of 2003 and gains of $0.2 million on the sale of real estate during the first quarter of 2003.

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

	Three Months Ended		Nine Months Ended

	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Net income (loss):
Net income (loss), as reported	$5,381	4,415	11,639	(19,689)
Cumulative effect of accounting change	—	—	—	29,578

Net income, comparative	$5,381	4,415	11,639	9,889

Basic earnings (loss) per common share:
Net income (loss), as reported	$0.57	0.47	1.23	(2.10)
Cumulative effect of accounting change	—	—	—	3.15

Net income, comparative	$0.57	0.47	1.23	1.05

Diluted earnings (loss) per common share:
Net income (loss), as reported	$0.55	0.47	1.22	(2.08)
Cumulative effect of accounting change	—	—	—	3.12

Net income, comparative	$0.55	0.47	1.22	1.04

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

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Under the terms of the agreement, all amounts due to Hannover Re, less a 4.2% risk charge, are maintained in a notional funds withheld account. As of September 30, 2003, the funds withheld account had a balance of $107.1 million. In addition, Hannover Re has provided letters of credit to First Professionals in the amount of $16.0 million. At the end of each calendar year, the letter of credit is adjusted to reflect the total net exposure under the agreement. The total credit exposure in terms of the amount by which our net reinsurance assets attributable to Hannover Re exceeded the funds withheld and other related collateral was approximately $2.1 million as of September 30, 2003.

First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less the 4.2% risk charge to the reinsurers, would be retained by First Professionals. The decision of whether to commute the agreement and the timing of any such commutation will depend on the performance of the underlying business, the need for the agreement based on First Professionals’ capital position and other relevant considerations.

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

On August 2, 2002, Gerling Global Reinsurance Corporation of America (“Gerling”), one of our reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). On December 20, 2002, Gerling’s A.M. Best rating was further downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed its U.S. non-life reinsurance business into voluntary run-off. A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. Gerling participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. Gerling has also provided facultative reinsurance coverage for non-standard risks. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal as of January 1, 2003. As of September 30, 2003, the estimated amount of net reinsurance recoverables from Gerling was approximately $12.7 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $1.1 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables.

Gerling issued a press release in March 2003, in which it stated its intention to pay its outstanding claims and, as of September 30, 2003, FPIC’s balances due from Gerling were current. Based on information available, we believe that Gerling will fully meet its obligations to us. We will continue to monitor developments with regard to Gerling and should its financial condition worsen or other circumstances change, we could, in turn, recognize a charge for uncollectible reinsurance recoverables.

For additional information regarding reinsurance involving related parties, see Note 8 – Related Party Transactions.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

5.	Debt, Mandatorily Redeemable Trust Preferred Securities and Senior Notes

Our outstanding debt, mandatorily redeemable trust-preferred securities and senior notes as of September 30, 2003 and December 31, 2002, were as follows:

	As of Sept 30, 2003	As of Dec 31, 2002

Revolving credit and term loan agreement with five banks due August 31, 2004; collateralized and bearing variable interest at three month LIBOR plus 2.75% and 3.00% at September 30, 2003 and December 31, 2002, respectively (3.89% at September 30, 2003and 6.25% at December 31, 2002; 4.38% at January 2, 2003)	$19,500	47,208

Trust preferred securities due May 15, 2033 (callable beginning May 15, 2008); uncollateralized and bearing floating rate interest at three month LIBOR plus 4.1% (5.23% at September 30, 2003)	15,000	—

Trust preferred securities due May 23, 2033 (callable beginning May 23, 2008); uncollateralized and bearing floating rate interest at three month LIBOR plus 4.2% (5.34% at September 30, 2003)	5,000	—

Senior notes due May 23, 2033 (callable beginning May 23, 2008); uncollateralized and bearing floating rate interest at three month LIBOR plus 4.2% (5.34% at September 30, 2003)	10,000	—

Total	$49,500	47,208

Effective April 10, 2003, we amended our revolving credit and term loan facility (“the credit facility”) to accommodate two private offerings of trust preferred securities and unsecured senior notes, including adding provisions for the use of specified portions of the net proceeds of the private offerings to make a capital contribution to First Professionals and for the payment of costs associated with the early settlement of interest rate swap agreements associated with the pay downs of the outstanding balances under the credit facility. The revolving credit facility was paid down to $19.5 million during the second quarter of 2003, and reduced from $37.5 million to $20 million ($19.5 million revolving credit facility and a $0.5 million letter of credit), accordingly. Future requirements for scheduled mandatory pre-payments or liquid collateral deposits prior to August 31, 2004, have also been eliminated.

The credit facility contains financial and non-financial covenants and is collateralized by substantially all of the assets of the holding company, FPIC, including but not limited to, its direct common stock holdings in its wholly owned subsidiaries. The credit facility is also guaranteed by FPIC’s wholly owned non-insurance subsidiaries. The credit facility is not collateralized by the individual assets and liabilities of the insurance subsidiaries or guaranteed by them. As of September 30, 2003, we were in compliance with all financial covenants, and to the best of our knowledge, in compliance with all other affirmative and negative covenants. Reference is made to our most recently filed Form 10-K, which includes additional information concerning significant terms and conditions of the credit facility.

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

We established two wholly owned trusts, FPIC Capital Trust I and FPIC Capital Statutory Trust II, for the sole purpose of issuing the trust-preferred securities. The proceeds received by the two trusts were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features. The debentures issued by FPIC to the two trusts are subordinated to all senior indebtedness and pari passu, or equal, in standing to one another.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Interest on all the securities is adjusted quarterly for changes in three month LIBOR. Under the terms of the securities, interest may not exceed 12.5% prior to May 15, 2008 for the $15 million trust preferred issue and May 22, 2008 for the $5 million trust preferred issue and the $10 million unsecured senior notes. For additional information on the Company’s interest costs, see the discussion below under Note 6, Derivative Financial Instruments. Issuance costs for the two offerings in the aggregate amount of $0.95 million have been capitalized and will be amortized over the stated maturity period of thirty years.

For information regarding our third private offering of trust preferred securities, see Note 12 – Subsequent Events.

6.	Derivative Financial Instruments

As of September 30, 2003, FPIC had one interest rate swap agreement and three interest rate collar agreements. FPIC uses its interest rate swap to minimize fluctuations in cash flows caused by interest rate volatility on its floating-rate bank debt. Such agreements involve the contractual exchanges of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The interest rate swap has a notional amount of $19.5 million, an August 31, 2004 maturity date, a 1.14% receive rate based on the three month LIBOR rate and a 6.45% pay rate. We believe that the counterparty to the interest rate swap agreement is creditworthy. The interest rate collar agreements are designed to maintain the ultimate floating rate interest cost on FPIC’s trust preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities. The interest rate collar agreements and terms as of September 30, 2003 are presented below with their corresponding effects on the floating rate interest costs associated with the trust preferred securities and senior notes:

Notional Amount	Maturity Date	Three Month LIBOR Floor Rate	Three Month LIBOR Cap Rate	Floor Rate	Cap Rate

$15,000	05/15/2008	1.20%	4.40%	5.30%	8.50%
$10,000	05/23/2008	1.20%	4.40%	5.40%	8.60%
$5,000	05/23/2008	1.20%	4.40%	5.40%	8.60%

During the second quarter of 2003, we used a portion of the proceeds from the issuance of two private offerings of trust-preferred securities and unsecured senior notes to fully unwind our then existing interest rate swap agreement associated with our term loan and to payoff this debt and to partially unwind our interest rate swap agreement associated with our credit facility and to paydown this facility. We recognized losses of $1.6 million as a result of unwinding the interest rate swap agreements, which are reflected in the income statement as interest expense.

For additional information regarding FPIC’s derivative securities, see Note 12 – Subsequent Events.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

7.	Reconciliation of Basic and Diluted Earnings Per Common Share

Data with respect to FPIC’s basic and diluted earnings per common share are shown below.

	Three Months Ended		Nine Months Ended

	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Net income (loss):
Income before cumulative effect of accounting change	$5,381	4,415	11,639	9,889
Cumulative effect of accounting change	—	—	—	(29,578)

Net income (loss)	$5,381	4,415	11,639	(19,689)

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.57	0.47	1.23	1.05
Cumulative effect of accounting change	—	—	—	(3.15)

Net income (loss)	$0.57	0.47	1.23	(2.10)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.55	0.47	1.22	1.04
Cumulative effect of accounting change	—	—	—	(3.12)

Net income (loss)	$0.55	0.47	1.22	(2.08)

Basic weighted average shares outstanding	9,493	9,391	9,443	9,385
Common stock equivalents	338	13	135	91

Diluted weighted average shares outstanding	9,831	9,404	9,578	9,476

8.	Related Party Transactions

Following is a summary of the related party transactions of FPIC and its consolidated subsidiaries included in the condensed consolidated financial statements as of September 30, 2003 and December 31, 2002, and for the three months and the nine months ended September 30, 2003 and 2002. Credit balances are presented parenthetically. The following information should be read in conjunction with Note 22 of the consolidated financial statements included in our most recently filed Form 10-K.

Statements of Financial Position:	As of Sept 30, 2003	As of Dec 31, 2002

Other invested assets	$3,213	7,398
Premiums receivable	$12,308	7,023
Reinsurance recoverable on paid losses	$1,088	1,398
Reinsurance recoverable on unpaid losses	$8,958	9,085
Reinsurance recoverable on unpaid losses, fronting arrangements (1)	$77,117	62,214
Ceded unearned premiums	$4,863	2,978
Ceded unearned premiums, fronting arrangements (2)	$16,970	14,145
Deferred policy acquisition costs	$4,644	3,848
Deferred policy acquisition costs, fronting arrangements	$(1,080)	(574)
Other assets	$5,151	3,291
Liability for losses and LAE	$(20,643)	(17,314)
Unearned premiums	$(49,419)	(43,506)
Reinsurance payable	$(2,352)	(1,054)
Reinsurance payable, fronting arrangements	$(13,808)	(7,392)
Deferred credit	$(7,984)	(8,749)
Accrued expenses and other liabilities	$(890)	(890)

(1)	Corresponding liability for losses and LAE under fronting arrangements was $78,310 and $63,529 as of September 30, 2003 and December 31, 2002, respectively.

(2)	Corresponding unearned premiums under fronting arrangements was $16,970 and $14,145 as of September 30, 2003 and December 31, 2002, respectively.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

	Three Months Ended		Nine Months Ended

	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Statements of Income (Loss):
Net premiums earned	$(42)	(980)	(1,418)	(3,448)
Net premiums earned, fronting arrangements (1)	$11,837	15,802	34,700	42,025
Claims administration and management fees	$(7,256)	(6,571)	(17,762)	(16,313)
Finance charge and other income	$(25)	(13)	(50)	(38)
Net losses and LAE	$1,240	1,291	994	(680)
Net losses and LAE, fronting arrangements (2)	$(9,858)	(7,893)	(27,759)	(22,062)
Other underwriting expenses	$667	510	2,115	1,688
Other underwriting expenses, fronting arrangements	$(1,596)	(1,211)	(4,870)	(3,650)
Other expenses	$53	160	160	195

(1)	Corresponding direct premiums earned under fronting arrangements were $11,837 and $15,828 for the three months ended September 30, 2003 and 2002, respectively. Corresponding direct premiums earned under fronting arrangements were $34,698 and $42,358 for the nine months ended September 30, 2003 and 2002, respectively.

(2)	Corresponding direct losses and LAE incurred under fronting arrangements were $9,879 and $8,018 for the three months ended September 30, 2003 and 2002, respectively. Corresponding direct losses and LAE incurred under fronting arrangements were $27,780 and $22,496 for the nine months ended September 30, 2003 and 2002, respectively.

25% Quota Share Reinsurance Agreement with American Professional Assurance, Ltd. (“APAL”)

The management agreement with APA Management, Inc. (“APAM”) is scheduled to terminate at December 31, 2003, subject to renewal as provided in the agreement. As of June 2003, FPIC provided notice to APAM of our intent to non-renew the management agreement. FPIC also provided notice to APAL of our intent to non-renew, effective December 31, 2003, the quota share reinsurance agreement whereby First Professionals and Anesthesiologists Professional Assurance Company (“APAC”) currently cede 25% of their anesthesiologists’ MPL business to APAL.

APAC Fronting Programs

During the three months ended September 30, 2003, the primary reinsurance of one of FPIC’s former fronting programs has been effectively commuted due to credit concerns with respect to the reinsurer. Reinsurance recoverables net of related funds held (amounts payable to the reinsurer) were written off resulting in a net pre-tax charge of $1.4 million ($0.9 million after tax effects). This program was terminated effective December 31, 2002. APAM and Employers Mutual, Inc. (“EMI”), have taken over the administration of the entire program. FPIC has made an assessment of the potential exposure to loss above amounts currently reserved on the program and does not believe that such exposure is material to its consolidated results of operations or financial position.

Fronting Program with Physicians Reciprocal Insurers (“PRI”)

Effective August 1, 2003, PRI engaged an unrelated fronting carrier and, with the exception of tail coverage, no new or renewal business is being written on First Professionals’ policy forms.

Fronting Program with American Physicians Insurance Exchange (“APIE”)

FPIC had an insurance program with APIE, a Texas medical professional liability insurance exchange, whereby, through December 31, 2002, business was written on First Professionals’ policy forms and substantially all the underlying insurance risks and premiums were ceded to APIE for a fronting fee. FPIC owns 20% of the outstanding common stock of APS Insurance Services, Inc. (“APS”), which serves as the exclusive management company for APIE. One of our senior officers also serves on the APS board of directors. This program was terminated effective December 31, 2002. See Note 12 – Subsequent Events for additional information on the sale of our investment in APS.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

Other Related Party Transactions

The principal individual owner of one of our insurance agents and brokers serves as a director of FPIC. This director’s firm also acts as one of our agents in purchasing our internal insurance, from which it earns commission income as a result of such agency relationship. In addition, we obtain corporate legal services from time to time from an outside law firm, a partner of which is also a director of FPIC. Direct costs incurred during the nine months ended September 30, 2003 with respect to both of these firms were less than $0.2 million, in aggregate.

9.	Segment Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 2 to the consolidated financial statements included in our most recently filed Form 10-K. We evaluate a segment’s performance based on net income or loss and accounts for intersegment sales and transfers as if the sales or transfers were to a third party. Holding company operations are included within the insurance segment due to its size and prominence and the substantial attention devoted to the segment. Management believes that intersegment revenues associated with transactions between the segments would be reasonably approximate with similar products or services that may have been obtained from or provided to unrelated third parties. All segments are managed separately because each respective business is distinct in terms of markets served, products and services, technology, and required business resources and strategies. Selected financial information by segment is summarized in the tables below.

	As of Sept 30, 2003	As of Dec 31, 2002

Identifiable Assets:
Insurance	$1,095,489	983,023
Reciprocal management	41,067	40,032
Third party administration	6,035	6,283
Intersegment eliminations	(2,944)	(2,907)

Total assets	$1,139,647	1,026,431

	Three Months Ended		Nine Months Ended

	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Total Revenues:
Insurance	$47,589	38,933	119,457	138,232
Reciprocal management	10,620	9,432	26,460	21,852
Third party administration	4,210	4,157	12,349	11,208
Intersegment eliminations	(2,335)	(2,115)	(4,912)	(4,696)

Total revenues	$60,084	50,407	153,354	166,596

Income Before Cumulative Effect of
Accounting Change:
Insurance	$2,001	1,373	4,276	5,180
Reciprocal management	3,032	2,635	6,576	4,443
Third party administration	348	407	787	266

Income before cumulative effect of
accounting change	$5,381	4,415	11,639	9,889

Net Income (Loss):
Insurance	$2,001	1,373	4,276	5,180
Reciprocal management	3,032	2,635	6,576	(19,920)
Third party administration	348	407	787	(4,949)

Net income (loss)	$5,381	4,415	11,639	(19,689)

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

10.	Commitments and Contingencies

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

FPIC may also become involved in legal actions or become aware of possible unasserted claims not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of September 30, 2003, and in all cases, believes its positions and defenses are meritorious.

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

In April 2003, the FASB issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of FAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivative or hybrid instruments. FAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions. All provisions of FAS 149 should be applied prospectively. We have reviewed FAS 149 and complied with the reporting requirements therein for the period ended September 30, 2003.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The issuer will be required to classify as liabilities three types of freestanding financial instruments, which are: mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have reviewed FAS 150 and complied with the reporting requirements therein for the period ended September 30, 2003.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46 or the “Interpretation”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of ARB No. 51, Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46, as amended by FASB Staff Position 46-E, is effective immediately for all VIE’s created or acquired after January 31, 2003 and is effective for all other VIE’s for interim and annual reporting periods ending on or after December 15, 2003. Adoption of the effective portions of this Interpretation did not have a significant impact on our consolidated financial statements.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (In Thousands, Except as Noted)

12.	Subsequent Events

Private Offering of $15 Million Trust Preferred Securities

On October 29, 2003, we completed a third private placement offering and issued $15 million of trust preferred securities. The securities have stated maturities of thirty years and are due October 29, 2033. They are not collateralized and bear floating rate interest at the three month LIBOR plus 3.85%. Interest on the securities is adjustable quarterly with changes in the three month LIBOR. The securities may be called at our option beginning on October 29, 2008 and thereafter at 100% of the unpaid principal balance. The securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first call date in five years.

We established a third wholly owned trust, FPIC Capital Statutory Trust III, for the sole purpose of issuing the securities. The proceeds received by the trust were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features. The debentures issued by FPIC to the trust are subordinated to all senior indebtedness and pari passu, or equal, in standing to FPIC’s existing junior subordinated debentures previously issued in connection with its existing trust preferred securities.

Issuance costs for the offering in the aggregate amount of approximately $0.5 million has been capitalized and will be amortized over the stated maturity period of thirty years. In addition, a hedge agreement has been purchased which effectively places a floor and a cap on the three month LIBOR floating interest of approximately 1.0% and 4.65%, respectively, on a notional principal of $15 million, corresponding with the principal amount of the offering, for 5 years. The instrument will effectively hedge FPIC’s floating interest rate obligation under the securities to within a range of 4.85% to 8.5% for five years, which corresponds with the first date at which we may call the securities. The initial cost of the instrument of $0.5 million will be capitalized and amortized over the stated maturity of five years.

Repayment In Full and Retirement of Revolving Credit Facility

On November 10, 2003, we repaid the remaining outstanding balance of our revolving credit facility and retired the credit facility. With the repayment and retirement of the credit facility, FPIC and its subsidiaries will receive full release from the corresponding liens on their assets that served as collateral under the credit facility and from their respective guarantee agreements. We are also no longer subject to the credit facility’s covenants and restrictions.

We used the net proceeds of the third private placement offering of trust preferred securities completed in October 2003 of approximately $14.5 million to pay down our revolving credit facility and the related portion of an interest rate swap agreement used as a hedge for the credit facility’s floating rate interest. A corresponding charge to interest expense of approximately $0.5 million after taxes will be recognized in the fourth quarter of this year for the termination of the interest rate swap agreement. The remaining credit facility balance of approximately $5.5 million was repaid using internally generated funds, including proceeds from the sale of FPIC’s 20% interest in American Physicians’ Insurance Services, Inc., a Texas corporation (“APS”). We completed the sale of our investment in APS, at a small gain, to that company’s majority shareholder on October 30, 2003, and received the total consideration of $2.05 million in cash.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

For purposes of this management discussion and analysis, the term “FPIC” refers to FPIC Insurance Group, Inc. and subsidiaries. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2003, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2003.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by or on behalf of FPIC may include forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

i)	Uncertainties relating to government and regulatory policies (such as subjecting FPIC to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);

ii)	The occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;

iii)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;

iv)	Developments in global financial markets that could affect our investment portfolio and financing plans;

v)	The impact of surplus constraints on growth;

vi)	Developments in reinsurance markets that could affect our reinsurance programs;

vii)	The impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for our capital and the risk of undisclosed liabilities;

viii)	The ability to integrate Anesthesiologists Professional Assurance Company’s (“APAC”) operations into First Professionals Insurance Company, Inc.’s (“First Professionals”) operations and achieve associated cost savings;

ix)	Risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally;

x)	The competitive environment in which FPIC operates, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;

xi)	The actual amount of new and renewal business;

xii)	Rates, including rates on excess policies, being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;

xiii)	The loss of the services of any of our executive officers;

xiv)	The uncertainties of the loss reserving process;

xv)	The ability to collect reinsurance recoverables;

xvi)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on behalf of FPIC;

xvii)	The dependence of the reciprocal management segment upon a single major customer, Physicians’ Reciprocal Insurers (“PRI”), for the preponderance of its revenue; and

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

Liability for Losses and LAE

Medical Professional Liability “MPL” insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $505.4 million and $425.4 million, or 96% and 97%, of our total consolidated liability for losses and LAE as of September 30, 2003 and December 31, 2002, respectively. The remainder of our reserves represent other smaller lines and products.

We set our loss and LAE reserves with due consideration to the results of the generally accepted actuarial reserving techniques complemented with other assumptions, some of which are not strictly mathematical in nature. Multiple actuarial techniques are applied and a range of projected values is produced from this process. We select our best point estimates, compare them with our carried reserves, and make adjustments where differences are significant. Our actuarial techniques and those used by other property and casualty insurers rely heavily on historical loss experience adjusted for current environmental conditions. It is assumed and generally accepted that historical experience provides a reliable starting point for estimating future loss experience even though uncertainties are always present where future loss cost trends are concerned. MPL insurance is considered a long-tail line of business. This results from the considerable length of time from the actual occurrence of the injury to final settlement, when compared to other lines of insurance such as property and automobile physical damage. A claim can be materially impacted by subsequent events occurring long after the claim is reported to the insuring company, such as sudden severe inflation or adverse judicial decisions in similar cases. As claims are settled and additional information becomes available, estimates of the loss and LAE reserves may be revised. Because of the size and prominence of loss and LAE reserves, any revision to these estimates could be material to operating results. All changes in loss and LAE reserves, including adjustments to prior year loss and LAE reserves, are accounted for as a charge (or credit) to income in the most recent period presented.

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

Our insurance subsidiaries also assume reinsurance from PRI, and two of our other subsidiaries act as brokers, intermediaries and managers of reinsurance ceded placements of PRI and a fronting program, whereby PRI assumes the premiums and risks insured. Business assumed by PRI under the fronting program was written on First Professionals’ policy forms through July 31, 2003. Effective August 1, 2003, PRI engaged an unrelated fronting carrier for this business and, with the exception of tail coverage, no new or renewal business is being written on First Professionals’ policy forms.

In addition to their contributions to our results of operations, our agreements and business arrangements with PRI also mean that our revenues and results of operations are financially sensitive to its revenues and financial condition. PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies in general, including those risks described under “Safe Harbor Disclosure.” In addition, PRI is regulated by the New York State Insurance Department and files annual and quarterly statements with the department containing its financial statements, prepared on the statutory-basis of accounting, and other data. PRI historically operates with lower surplus and higher relative leverage ratios than other insurers such as our insurance subsidiaries. Further, as allowed under New York insurance laws, PRI has requested and received permission from the New York State Insurance Department to follow the permitted practice of discounting its loss and LAE reserves. The New York State Insurance Department mandates PRI’s rates, including rates charged for policies in excess of $1.3 million, which have been reinsured to First Professionals.

Management’s Discussion and Analysis of Results of Operations: Three Months And Nine Months Ended September 30, 2003 Compared to Three Months And Nine Months Ended September 30, 2002

Overview

Net income for the three months ended September 30, 2003 was $5.4 million or $0.55 per diluted share, an increase of $1.0 million or $0.08 per diluted share, when compared with net income of $4.4 million or $0.47 per diluted share, for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $11.6 million or $1.22 per diluted share, an increase of $31.3 million or $3.30 per diluted share, when compared with a net loss of ($19.7) million or ($2.08) per diluted share for the nine months ended September 30, 2002. We took one-time non-cash charges in our two non-insurance segments during the first quarter of 2002 of $29.6 million, in aggregate, net of income taxes, for the cumulative effect of an accounting change in connection with the adoption of Financial Accounting Standard No. (“FAS”) 142, “Accounting for Goodwill and Other Intangibles.” Income before cumulative effect of the accounting change was $9.9 million or $1.04 per diluted share for the nine months ended September 30, 2002.

Highlights of our results of operations for the three months and nine months ended September 30, 2003, as compared with the comparable periods in 2002, were as follows:

•	The increases in income before cumulative effect of accounting change for the quarter and nine months ended September 30, 2003, were attributable to higher earnings in the reciprocal management and third party administration (“TPA”) segments (reciprocal management up 15% in the quarter and 48% for the first nine months; TPA up 196% for the first nine months). Reciprocal management’s higher earnings were the result of growth in claims administration and management fees on growing PRI business and higher reinsurance brokerage commissions associated with growth in ceded reinsurance premiums at the FPIC insurance subsidiaries and PRI. Growth in TPA earnings for the first nine months of 2003 largely reflects margin improvements driven by cost savings and productivity initiatives.

•	Insurance segment net income increased 46% in the third quarter of 2003 as compared to the third quarter of 2002. A significant portion of the quarter over quarter increase in earnings is due to lower income tax expense so far in 2003. Income tax expense for the first nine months of 2002 was higher due to additional tax expense associated with the examination of FPIC’s 1998 and 1999 Federal income tax returns.

•	Insurance segment net income was lower for the first nine months of 2003 by $0.9 million, or 17%. Included in the 2003 year-to-date results were $1.0 million in charges, after income taxes, from partially unwinding and settling swap agreements associated with pay downs made on FPIC’s credit facility during the second quarter.

•	Insurance revenues increased 22% in the third quarter of 2003 as compared with the third quarter of 2002, primarily as a result of an increase in net premiums earned. Insurance revenues and costs, including net premiums earned, net losses and LAE incurred, and other underwriting expenses for the first nine months of 2003 declined as expected as a result of growth management initiatives put into place in 2002. Prominent among these initiatives was the Hannover Re agreement under which First Professionals began to cede business to two insurance subsidiaries of the Hannover Re group. The Hannover Re agreement became effective July 1, 2002.

•	Losses ceded under the Hannover Re agreement have a lower loss ratio than the aggregate loss ratio on all FPIC’s retained business, resulting in a higher net consolidated loss ratio overall. However, the higher losses retained by FPIC to date have been offset by higher ceding commissions under the Hannover Re agreement relative to FPIC’s actual acquisition and other reimbursed underwriting costs resulting in the higher underwriting margins. Finance charges in the form of interest on the funds withheld by us under the agreement of $1.2 million and $3.1 million for the quarter and nine months ended September 30, 2003, respectively, are included in other expenses. The net impact of transactions under the Hannover Re agreement during the third quarter of 2003 was an increase to the insurance segment’s income after taxes by approximately $0.1 million, as compared to an increase of approximately $0.6 million during the third quarter of 2002. The net impact of the agreement during the first nine months of 2003 was an increase to the insurance segment’s income after taxes of approximately $1.0 million, as compared to an increase of approximately $0.6 million in the first nine months of 2002.

21

•	The number of our professional liability policyholders is down significantly since year-end due mainly to the sale of our legal professional liability insurance policy renewals, beginning in December of last year. The MPL policyholder base for 2003 has also been maintained at a level slightly below the total number of policyholders at the end of 2002, another result of the growth management initiatives put into place in 2002. The number of MPL policyholders in Florida has grown reflecting the re-direction of business from non-core states to our core Florida market.

•	We have terminated all but one of our fronting arrangements, which we are also in the process of exiting, effectively placing them into run-off, another of our growth management initiatives. Included in underwriting results in the third quarter was a net charge taken of approximately $0.9 million, after income taxes, resulting from the commutation of reinsurance under one of our terminated fronting programs.

•	Net investment income declined primarily due to lower prevailing interest rates on fixed income securities.

•	Lower interest expense on debt instruments reflects FPIC’s pay down of a significant portion of the bank credit facility, effectively replacing it during the second quarter of 2003 with trust preferred securities and unsecured senior notes with lower all-in borrowing costs. Interest expense for the first nine months of 2003 includes charges of approximately $1.6 million as a result of unwinding the swap agreements associated with pay downs of our term loan and revolving credit facility.

•	Subsequent to the end of the third quarter, we completed a third private offering of $15 million of trust preferred securities and fully repaid our revolving credit facility using the net proceeds of the offering and other internally generated funds, and retired the credit facility.

We also initiated plans during the second quarter of 2003 to integrate the management and operations of our APAC insurance subsidiary, using the resources of First Professionals. In this regard, we will terminate, effective December 31, 2003, our existing management agreement with APAC’s current manager, APA Management, Inc. (“APAM”), as well as our 25% quota share reinsurance agreements with APAM’s parent, American Professional Assurance Ltd. (“APAL”), a Cayman Islands captive reinsurer, in which we own a 9.8% interest. The 25% quota share reinsurance agreements with APAL comprise a significant component of its revenues. Included in net realized investment gains was an other than temporary impairment charge of $4.1 million incurred during the second quarter of 2003 related to our investment in APAL, which was recognized as a result of a decline in the value of this investment from its previous carrying amount. In addition to the anticipated decline in APAL’s future revenues resulting from our termination of its reinsurance agreements, APAL reported net losses and declines in shareholder’s equity in its most recent financial statements provided to FPIC during the second quarter of 2003. Management expects that the integration of APAC’s operations using resources at First Professionals will result in net cost savings beginning in 2004.

Insurance Segment
The insurance segment is made up of our four insurance subsidiaries, First Professionals, APAC and The Tenere Group, Inc. companies of Intermed Insurance Company (“Intermed”) and Interlex Insurance Company (“Interlex”). Holding company operations are also included in the insurance segment due to its size and prominence and the substantial attention devoted to the segment. Unaudited financial and selected other data for our insurance segment for the three months and nine months ended September 30, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended

	Sept 30, 2003	Percentage Change	Sept 30, 2002	Sept 30, 2003	Percentage Change	Sept 30, 2002

Direct and assumed premiums written	$87,808	-3%	$90,856	$276,738	2%	$270,540

Net premiums written	$46,624	823%	$(6,448)	$121,491	14%	$106,912

Net premiums earned	$40,895	34%	$30,435	$101,674	-13%	$117,337
Net investment income	4,645	-18%	5,632	13,793	-15%	16,229
Commission income	—	-100%	1	—	-100%	7
Net realized investment gains	1,286	-35%	1,969	1,942	-8%	2,113
Finance charges and other income	258	-2%	263	695	-1%	700
Intersegment revenues	505	-20%	633	1,353	-27%	1,846

Total revenues	47,589	22%	38,933	119,457	-14%	138,232

Net losses and LAE	36,985	21%	30,549	93,285	-12%	105,733
Other underwriting expense	3,489	57%	2,226	8,521	-45%	15,612
Interest expense on long term debt	899	-26%	1,211	4,498	23%	3,647
Other expenses	1,330	93%	689	3,337	286%	864
Intersegment expenses	1,817	23%	1,482	3,521	26%	2,800

Total expenses	44,520	23%	36,157	113,162	-12%	128,656

Income from operations before income
taxes and cumulative effect of
accounting change	3,069	11%	2,776	6,295	-34%	9,576
Less: Income taxes	1,068	-24%	1,403	2,019	-54%	4,396

Income before cumulative effect of
accounting change	2,001	46%	1,373	4,276	-17%	5,180
Less: Cumulative effect of accounting
change	—	0%	—	—	0%	—

Net income	$2,001	46%	$1,373	$4,276	-17%	$5,180

Loss ratio	90%		100%	92%		90%
Underwriting ratio	9%		7%	8%		13%
GAAP underwriting (“combined”) ratio	99%		107%	100%		103%

23

	Three Months Ended			Nine Months Ended

Selected Direct Professional Liability Claims Information	Sept 30, 2003	Percentage Change	Sept 30, 2002	Sept 30, 2003	Percentage Change	Sept 30, 2002

Net paid losses and LAE on professional
liability claims only	$26,786	18%	$22,745	$77,527	8%	$71,784

Average net paid loss per professional
liability claim with ideminity payment	$196	2%	$192	$195	2%	$192

Total professional liability claims and
incidents reported during the period	834	3%	813	2,406	-2%	2,456

Total professional liability claims
with indemnity payment	71	6%	67	202	-12%	229

Total professional liability claims and
incidents closed without indemnity
payment	358	-2%	366	1,268	-2%	1,298

				Nine Months Ended

Selected Policyholder Counts				Sept 30, 2003	Percentage Change	Sept 30, 2002

Professional liability policyholders (Excludes policyholders under
professional liability fronting arrangements of 2,444 and 5,104, respectively)				14,335	-18%	17,447

Insurance segment net income increased 46% in the third quarter of 2003, as compared with the third quarter of 2002. Higher net premiums earned, a lower combined ratio, lower interest expense on debt, and lower income tax expense contributed to the growth in earnings in the quarter. These increases were somewhat offset by lower net investment income and higher other expense. The increase in other expense was driven by financing costs on growing funds withheld under the Hannover Re agreement ($1.2 million for the third quarter of 2003 versus $0.4 million during last year’s third quarter).

Insurance segment net income decreased 17% for the nine months ended September 30, 2003, primarily attributable to lower investment income and higher net intersegment expenses (intersegment revenues and expenses are eliminated in the consolidated financial statements). The insurance segment also incurred costs of $1.0 million after income taxes ($1.6 million before income taxes) during the second quarter of 2003 to unwind interest rate swap agreements in connection with the repayment of bank debt at the holding company. These costs were partially offset by improvement in our underwriting margin and lower income tax expense.

Insurance revenues and costs, which include net premiums earned, net losses and LAE incurred and other underwriting expenses, declined for the first nine months of 2003, primarily as a result of the additional reinsurance ceded under the Hannover Re agreement, which became effective July 1, 2002, and other growth management initiatives. Net premiums earned, net losses and LAE, and other underwriting expenses for the nine months ended September 30, 2003 have been reduced by the corresponding amounts ceded under the Hannover Re agreement of $67.2 million, $54.8 million and $17.2 million, respectively. Excluding the effects of the Hannover Re agreement, net premiums earned, net losses and LAE and other underwriting expenses, increased 21%, 19% and 20%, respectively. The growth in net premiums earned and related increase in loss costs and underwriting expenses before the Hannover Re cession were primarily the result of pricing improvements. First Professionals, APAC and Intermed implemented significant rate increases in 2001, 2002 and again in 2003. The combined effects of the Hannover Re agreement on our insurance revenues and expenses is an increase to our income from operations before income taxes and cumulative effect of accounting change of $1.7 million ($1.0 million after taxes) for the first nine months of 2003.

Our loss ratios for the nine months ended September 30, 2003 and 2002 were 92% and 90%, respectively. The increase in our loss ratio for the first nine months of 2003 reflects the effects of the transactions and terms of the Hannover Re agreement, and to a lesser extent, an increase in the level of reserves we are establishing this year for our business in Kansas and Missouri. The decline in the loss ratio to 90% in the third quarter of 2003 from 100% in the third quarter of 2002 is primarily due to growth in net premiums earned at higher rates resulting in a lower loss ratio, accordingly. Conversely, ceding commissions accrued under the Hannover Re agreement accounted for our lower underwriting expense ratios, which were 13% for the first nine months of 2002 and 8% for the first nine months of 2003. The decline from 13% to 8% was largely due to the fact that the Hannover Re agreement was not in affect and therefore these ceding commissions were not present during the first two quarters of 2002. Offsetting this improvement in the expense ratio was a net charge taken of approximately $0.6 million after taxes ($1.1 million before taxes) to effectively commute a reinsurance agreement under a former fronting program. Overall, amounts ceded under the Hannover Re agreement for premiums, loss costs and ceding commissions resulted in a 3% improvement in our GAAP combined ratio and a $4.8 million improvement in our net underwriting margin for the first nine months of 2003.

Loss and LAE indicators and reserve trends analyzed for the first nine months of 2003 appear to be in line and consistent with corresponding assumptions comprehended in our reserve estimates. We believe our loss and LAE reserves are adequate to cover the costs of all our claims and related expenses that have been incurred through September 30, 2003. It should be noted that the level of analysis we perform for interim periods is significantly less in scope than the more complete actuarial studies performed annually as of the end of each calendar year. Consequently, this results in additional inherent uncertainty in our reserve estimates for interim periods. We did, however, perform mid-year actuarial testing of our core MPL reserves during the third quarter of 2003, using data though June 30, 2003. Please refer to applicable portions of the section of our MD&A on financial position, which follows, for additional discussion regarding our mid-year reserve testing and our loss and LAE reserves.

The significant declines in net investment income during the three months and nine months ended September 30, 2003 are primarily due to the prolonged status of interest rates at historically low levels. As a result, we continue to invest current funds primarily in fixed income securities with shorter maturities and durations and maintain significant short-term invested cash. While these holdings reduce our exposure to losses should the interest environment change and rates begin to rise, they also produce lower current income.

We realized gains of $9.4 million and losses of $2.8 on investment securities sold during the first nine months of 2003, resulting in net realized investment gains for the three months and nine months ended September 30, 2003. We recognized charges of $4.9 million in the second quarter of 2003 for other-than-temporary impairments (“OTTI”) of two private equity holdings. Included in the OTTI charge was $4.1 million related to our investment in APAL, which was recognized as a result of a decline in the value of this investment from its previous carrying amount. Plans were put into place during the second quarter of 2003 to transition management of our APAC insurance subsidiary to First Professionals and to non-renew our existing management agreement with APAM and our 25% quota share reinsurance agreements with APAL effective December 31, 2003. The 25% quota share reinsurance agreements with APAL comprise a significant component of its revenues. In addition to this anticipated decline in future revenues, APAL reported net losses and declines in shareholder’s equity in its most recent financial statements provided to FPIC during the second quarter of 2003. We also realized gains of $0.2 million on the sale of real estate during the first quarter of 2003.

As of September 30, 2003, our consolidated investment portfolios of bonds and U.S. Government securities and equity securities had net unrealized gains of $10.2 million (comprised of gross unrealized gains of $12.2 million and gross unrealized losses of $2.0 million.)

The decrease in interest expense on long-term debt in the third quarter of 2003, as compared with the third quarter of 2002, reflects the effective replacement of bank debt and related swap agreements with newly issued mandatorily redeemable trust preferred securities, unsecured senior notes and new hedge agreements with lower combined borrowing costs. The increase in interest expense on long-term debt for the first nine months of 2003, primarily reflects the costs, approximately $1.6 million, of unwinding interest rate swap agreements associated with the pay down of bank debt during the second quarter of 2003.

The increase in other expenses is due to growth of the funds withheld by us under the Hannover Re agreement and the corresponding finance cost in the form of interest credited of $1.2 million and $3.1 million for the quarter and nine months ended September 30, 2003, respectively. The corresponding funds withheld costs during the third quarter and first nine months of 2002 was $0.4 million.

The decrease in income tax expense for the quarter and nine months ended September 30, 2003 is primarily due to the decrease in income before income taxes and cumulative effect of accounting change when compared with the prior year and the additional tax expense recognized during the first nine months of 2002 associated with the examination of FPIC’s 1998 and 1999 Federal income tax returns by the Internal Revenue Service. Partially offsetting the decrease is a reserve established in the current year for potential tax contingencies arising from the examination of our 2000 and 2001 federal income tax returns.

Reciprocal Management Segment
Our reciprocal management segment is made up of AFP, our New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries (“Intermediaries”) and Group Data Corporation (“Group Data”). The segment also includes the business of Professional Medical Administrators, LLC (“PMA”), an 80% owned subsidiary. PMA provides brokerage and administration services for professional liability insurance programs. Unaudited financial and selected other data for the reciprocal management segment for the three months and nine months ended September 30, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended

	Sept 30, 2003	Percentage Change	Sept 30, 2002	Sept 30, 2003	Percentage Change	Sept 30, 2002

Claims administration and
management fees	$7,256	10%	$6,571	$17,762	9%	$16,314
Net investment income	26	-30%	37	88	-28%	122
Commission income	1,491	13%	1,321	5,007	94%	2,584
Other income	21	0%	21	62	0%	62
Intersegment revenues	1,826	23%	1,482	3,541	28%	2,770

Total revenues	10,620	13%	9,432	26,460	21%	21,852

Claims administration and
management expenses	5,107	13%	4,511	14,366	9%	13,171
Other expenses	53	-67%	160	159	-18%	195
Intersegment expenses	435	9%	399	1,140	-5%	1,197

Total expenses	5,595	10%	5,070	15,665	8%	14,563

Income from operations before income
taxes and cumulative effect of
accounting change	5,025	15%	4,362	10,795	48%	7,289
Less: Income taxes	1,993	15%	1,727	4,219	48%	2,846

Income before cumulative effect of
accounting change	3,032	15%	2,635	6,576	48%	4,443

Less: Cumulative effect of
accounting change	—	0%	—	—	-100%	24,363

Net income (loss)	$3,032	15%	$2,635	$6,576	133%	$(19,920)

Selected Information Regarding
Management of PRI
Reciprocal premiums written under
management	$77,831	-3%	$79,828	$158,642	2%	$155,043

				As of Sept 30, 2003	Percentage Change	As of Sept 30, 2002

Reciprocal statutory assets
under management				$859,368	3%	$831,218

Professional liability policyholders
under management				11,094	6%	10,474

Reciprocal management income before cumulative effect of accounting change increased during the three months and nine months ended September 30, 2003, primarily due to higher commission income and intersegment revenues (intersegment revenues and expenses are eliminated in the consolidated financial statements). The reciprocal management segment recorded a transitional impairment charge of $24.4 million, after income taxes, during the first quarter of 2002, as a result of the adoption of FAS 142. This transitional impairment charge is accounted for as a cumulative effect of accounting change. The non-cash transitional impairment charge primarily reflects certain intangibles and synergies, which, in our opinion, are opportunistic in nature and carry a significant degree of uncertainty; therefore, we treated these intangibles conservatively in the valuation required by FAS 142.

Claims administration and management fees earned by AFP are comprised entirely of management fees from PRI and the increases for the quarter and nine months ended September 30, 2003 are due to an increase in the direct premiums written by PRI for the nine months ended. The increases in commission income are primarily due to increases in brokerage commissions earned by Intermediaries from third party reinsurers for the placement of reinsurance. Intermediaries’ brokerage commissions are determined as a percentage of reinsurance premiums ceded and have increased as the ceded premiums have grown at both our insurance subsidiaries and PRI, for which Intermediaries participates in the placement of reinsurance.

The increases reported in claims administration and management expenses for the quarter and nine months ended September 30, 2003 are due to the combination of an increase in operating expenses at AFP to manage growth at PRI and an increase in operating and commission expenses at PMA associated with an increase in premiums written and placed for insurance.

Third Party Administration (“TPA”) Segment
Our TPA segment is comprised of the business of our subsidiary, Employers Mutual, Inc. (“EMI”). Unaudited financial and selected other data for our TPA segment for the three months and nine months ended September 30, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended

	Sept 30, 2003	Percentage Change	Sept 30, 2002	Sept 30, 2003	Percentage Change	Sept 30, 2002

Claims administration and
management fees	$3,504	14%	$3,069	$10,761	16%	$9,247
Net investment income	1	-95%	19	12	-68%	38
Commission income	701	-34%	1,069	1,558	-15%	1,835
Other income	—	0%	—	—	-100%	8
Intersegment revenues	4	100%	—	18	-78%	80

Total revenues	4,210	1%	4,157	12,349	10%	11,208

Claims administration and
management expenses	3,561	2%	3,476	10,816	6%	10,173
Intersegment expenses	83	-65%	234	251	-64%	699

Total expenses	3,644	-2%	3,710	11,067	2%	10,872

Income from operations before
income taxes and cumulative effect
of accounting change	566	27%	447	1,282	282%	336
Less: Income taxes	218	445%	40	495	607%	70

Income before cumulative effect of
accounting change	348	-14%	407	787	196%	266
Less: Cumulative effect of
accounting change	—	0%	—	—	-100%	5,215

Net income (loss)	$348	-14%	$407	$787	116%	$(4,949)

				As of Sept 30, 2003	Percentage Change	As of Sept 30, 2002

Selected TPA Segment Customer Data
Covered lives under employee
benefit programs				106,925	0%	106,411

Covered lives under workers
compensation programs				38,400	1%	38,100

TPA income before cumulative effect of accounting change increased during the nine months ended September 30, 2003, primarily due to higher claims administration and management fees and improved operating margins. The TPA segment recorded a transitional impairment charge of $5.2 million, after income taxes, during the first quarter of 2002, as a result of the adoption of FAS 142. This transitional impairment charge is accounted for as a cumulative effect of accounting change. The non-cash transitional impairment charge primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the TPA segment.

The increase in claims administration and management fees for the quarter and nine months ended September 30, 2003 is primarily due to an increase in the number of members serviced by the ambulance service organization to which we provide administration services and to a lesser extent, improvements in pricing.

The decline in commission income for the quarter and nine months ended September 30, 2003 is the result of a change in contract terms with a major client. The contract was changed from receiving commission income based on a percentage of premiums to a fixed fee for service basis. In addition, the decline in commission income is also related to the timing of the receipt of commissions related to the placement of property insurance for another client.

The lower increases in claims administration and management expenses for the quarter and nine months ended September 30, 2003 are the result of certain expense saving initiatives and productivity improvements achieved by servicing growth in covered lives with our existing personnel and service platforms. These initiatives and others have also accounted for the restoration of margins in 2003 versus 2002.

Management’s Discussion and Analysis of Financial Position: September 30, 2003 Compared to December 31, 2002

Cash and invested assets increased $55.0 million to $593.7 million as of September 30, 2003 from $538.7 million as of December 31, 2002. The increase in cash and invested assets is primarily due to growth in premiums and the resulting operating cash flows for the first nine months of 2003.

Insurance assets, including premiums receivable and reinsurance recoverables and related assets, all increased as of September 30, 2003 primarily as the result of growth experienced in our insurance business. Approximately $51.2 million of the increase in due from reinsurers on unpaid losses and advance premiums is attributable to reserves ceded under the Hannover Re agreement during the first nine months of 2003.

One of our former reinsurers, Gerling Global Reinsurance Corporation of America (“Gerling”), has ceased writing business in the United States and has placed its U.S. book of non-life business, into run-off. Gerling has experienced downgrades of its financial strength rating by A.M. Best, and as of December 20, 2002, its A.M. Best rating had been downgraded to B- (Fair). These rating actions by A.M. Best followed an announcement by Gerling of its intention to exit the U.S. non-life reinsurance market. Since then, Gerling has essentially placed its U.S. non-life reinsurance business into voluntary run-off. A.M. Best has withdrawn Gerling’s financial strength rating and replaced it with the designation “NR-3,” which means that A.M. Best’s rating methodology no longer applies. As of September 30, 2003, the estimated amount of net reinsurance recoverables from Gerling was approximately $12.7 million, comprised of the gross recoverables from Gerling, less reinsurance payables to Gerling of approximately $1.1 million. Gerling is an authorized reinsurer in our markets; therefore, we do not hold collateral for these reinsurance recoverables.

Gerling issued a press release in March 2003, in which it stated its intention to pay its outstanding claims and, as of September 30, 2003, FPIC’s balances due from Gerling were current. Based on information available, we believe that Gerling will fully meet its obligations to us. We will continue to monitor developments with regard to Gerling and should its financial condition worsen or other circumstances change, we could, in turn, recognize a charge for uncollectible reinsurance recoverables.

The increases in our insurance liabilities as of September 30, 2003, including the liability for losses and LAE, unearned premiums and reinsurance payable are attributable to growth in our core MPL insurance business. During the third quarter of 2003, we conducted an in-house reserve study of our liabilities for losses and LAE using data as of June 30, 2003. The results of our interim actuarial review confirm that our loss and LAE reserves are adequate as of September 30, 2003. In addition, our independent actuaries performed mid-year testing of our core MPL reserves, which also confirmed our findings. The implied range of reasonable loss reserves net of related reinsurance recoverables estimated by the Company in connection with the interim study is $255.6 million to $310.7 million as of September 30, 2003. Our consolidated loss and LAE reserves, net of reinsurance recoverables, of $288.6 million as of September 30, 2003 were situated at approximately $5.4 million above the middle of the range and $6.1 million above the point estimate based upon our in-house actuarial review.

As more fully discussed in the preceding MD&A section on Critical Accounting Policies, Liability for Losses and LAE, multiple methods and assumptions are made in actuarial testing of reserves. FPIC’s only significant line of business is medical professional liability insurance, which insures physicians against professional liability claims associated with the practice of medicine. The number of claims are relatively few in number and the number that actually result in an indemnity (loss) payment are fewer and tend to be significant in amount (as opposed to a large number of small claims, relatively speaking), as they comprise compensation and damages to injured patients.

The primary factors affecting FPIC’s MPL reserves can be summarized in terms of frequency and severity trends, including the frequency of indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment), the timing or pattern of future payments, the average cost of indemnity (loss cost) per claim, and defense cost trends. These factors, in turn, can be affected by the future judicial environment and tort-related trends. It is also important to note that all the actuarial methods used do not rely on specific assumptions for these factors; rather, these assumptions are developed as a by-product of the application of the methods, which may then be monitored and factored into the final judgmental considerations of the selection of the point estimate and range of reasonable values around the point estimate from among the methods.

All of these factors individually can and will vary from one period to the next over time but are estimated to approximate their ultimate assumed or average per claim values in setting reserve estimates. In addition, due to the relatively small number of claims and the average cost per claim, any change in trend determined with regard to any of the ultimate values assumed for these factors may be expected to result in a significant change in the reserve estimates. Also, given the size of our loss and LAE reserves, virtually any change in the level of carried reserves will be material to results of operations and may be material to our financial position. For example, a 1% increase or decrease in carried reserves as of September 30, 2003, would result in an after-tax addition or reduction in reported income of approximately $1.8 million ($2.9 million, pre-tax), which would comprise 33% of FPIC’s consolidated net income for the third quarter and 15% of its consolidated net income for nine months ended September 30, 2003.

Approximately $46.9 million of the increase in reinsurance payable was the result of business ceded under the Hannover Re agreement. This increase in reinsurance payable was partially offset by the payment of premiums due under FPIC’s primary reinsurance agreement. The decrease in premiums paid in advance and unprocessed premiums reflects the number of policy renewals that fall on January 1.

During May 2003, we completed two private offerings and issued $20 million of trust-preferred securities and $10 million of unsecured senior notes. On October 29, 2003, we completed a third private offering and issued an additional $15 million of trust-preferred securities. We used the majority of the net proceeds from these offerings along with funds we held as liquid collateral at the time to pay off our bank term loan, reduce our bank revolving credit facility, make a capital contribution to our insurance operations and partially unwind hedge agreements related to the revolving credit facility and term loan. The new securities issued mature in 30 years and are described more fully under the section, Liquidity and Capital Resources, below.

The significant decreases in other assets and accrued expenses and other liabilities of approximately $32.7 million and $28.4 million, respectively as of September 30, 2003, are primarily attributable to purchase and sale transactions involving investment securities, which were entered into prior to December 31, 2002, but for which settlements occurred in January 2003.

Stock Repurchase Plans

Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate, subject to the requirements of our credit facility. In accordance with an amendment to our credit facility dated April 10, 2003, we may repurchase shares during 2003 in an amount not to exceed $2 million and may repurchase shares during 2004 in an amount not to exceed the greater of 50% of consolidated net income of the immediately preceeding year or $2 million. We did not repurchase any shares during the first nine months of 2003 and a total of 365,500 shares remain available to be repurchased under the program. On November 10, 2003, we repaid the remaining outstanding balance of our revolving credit facility and retired the credit facility. With the repayment and retirement of the credit facility, FPIC and its subsidiaries will receive full release from the corresponding liens on their assets that served as collateral under the credit facility and from their respective guarantee agreements. We are also no longer subject to the credit facility’s covenants and restrictions, including the restrictions on stock repurchases described above. For additional information, see the discussion of Liquidity and Capital Resources, below.

Liquidity and Capital Resources

The information contained in this section regarding our bank credit facility is as of September 30, 2003. See “Subsequent Events” below for information concerning the repayment in full and retirement of the credit facility.

As reported in the consolidated statement of cash flows, we generated positive net cash from operating activities of $49.3 million for the nine months ended September 30, 2003. As of September 30, 2003, we had cash and cash equivalents of $104.6 million and held fixed income debt securities with a fair value of approximately $13.5 million scheduled to mature during the next twelve months. We believe that cash and cash equivalents as of September 30, 2003, and cash from other sources, such as operating activities or investments scheduled to mature during the remainder of 2003 and the first nine months of 2004, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months. Reference should be made to the corresponding section, Liquidity and Capital Resources, of Management’s Discussion and Analysis appearing in FPIC’s Form 10K for the year ended December 31, 2002 for further discussion regarding risk factors that could cause unexpected changes in liquidity and capital resources available to FPIC.

During May 2003, we completed two private placements in which we issued $20 million of trust-preferred securities and $10 million of unsecured senior notes. The securities were issued to two investment pools, each of which matures in 30 years, and bear a floating interest rate equal to three month LIBOR plus a spread (4.1% and 4.2%), for an initial rate of approximately 5.4% and 5.5%. The floating interest rate will be adjustable quarterly with changes in three month LIBOR, and the maximum rate that may be charged under the securities within the first five years is 12.5%. We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on the securities within a stated range for five years from closing. We have the option to call the securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par.

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

We have a senior credit facility with five banks that is comprised of a $20 million revolving credit facility with a $15 million letter of credit sub-facility, which matures on August 31, 2004. As of September 30, 2003, we had an outstanding principal balance of $19.5 million under the senior credit facility. The senior credit facility is collateralized by substantially all of the holding company’s assets, which are comprised mostly of the common stock of our subsidiaries plus selected other invested assets. The credit facility is also guaranteed by our non-insurance subsidiaries. The credit facility is not collateralized by the individual assets and liabilities of the insurance subsidiaries or guaranteed by them. Amounts outstanding under the credit facility bear interest at a variable rate, primarily based upon three month LIBOR plus a margin of 2.75 percentage points. The senior credit facility also contains certain financial and other covenants. To the best of our knowledge, we were in full compliance with all such covenants as of September 30, 2003. In connection with our credit facility, we also entered into an interest rate swap agreement. We use the interest rate swap agreement to minimize fluctuations in cash flows caused by interest rate volatility and to effectively convert all of our floating-rate debt to fixed-rate debt.

The remaining balance of $19.5 million under the bank revolving credit facility becomes due in its entirety on August 31, 2004. FPIC currently expects that it will fund the pay-off of the revolving credit facility from its operating funds or other internally generated funds, the net proceeds of a refinancing, through the issuance of debt or other capital, or a combination of such sources.

Subsequent Events

On October 29, 2003, we completed a third private placement offering and issued $15 million of trust preferred securities. The securities have stated maturities of thirty years and are due October 29, 2033. They are not collateralized and bear floating rate interest at the three month LIBOR plus 3.85%. Interest on the securities is adjustable quarterly with changes in the three month LIBOR. The securities may be called at our option beginning on October 29, 2008 and thereafter at 100% of the unpaid principal balance. The securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first call date in five years.

We established a third wholly owned trust, FPIC Capital Statutory Trust III, for the sole purpose of issuing the securities. The proceeds received by the trust were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features. The debentures issued by FPIC to the trust are subordinated to all senior indebtedness and pari passu, or equal, in standing to FPIC’s existing junior subordinated debentures previously issued in connection with its existing trust preferred securities.

Issuance costs for the offering in the aggregate amount of approximately $0.5 million has been capitalized and will be amortized over the stated maturity period of thirty years. In addition, a hedge agreement has been purchased which effectively places a floor and a cap on the three month LIBOR floating interest of approximately 1.0% and 4.65%, respectively, on a notional principal of $15 million, corresponding with the principal amount of the offering, for 5 years. The instrument will effectively hedge FPIC’s floating interest rate obligation under the securities to within a range of 4.85% to 8.5% for five years, which corresponds with the first date at which we may call the securities. The initial cost of the instrument of $0.5 million will be capitalized and amortized over the stated maturity of five years.

On November 10, 2003, we repaid the remaining outstanding balance of our revolving credit facility and retired the credit facility. With the repayment and retirement of the credit facility, FPIC and its subsidiaries will receive full release from the corresponding liens on their assets that served as collateral under the credit facility and from their respective guarantee agreements. We are also no longer subject to the credit facility’s covenants and restrictions.

We used the net proceeds of the third private placement offering of securities completed in October 2003 of approximately $14.5 million to pay down our revolving credit facility and the remaining portion of an interest rate swap agreement used as a hedge for the credit facility’s floating rate interest. A corresponding charge to interest expense of approximately $0.5 million after taxes will be recognized in the fourth quarter of this year for the termination of the interest rate swap agreement. The remaining credit facility balance of approximately $5.5 million was repaid using internally generated funds, including proceeds from the sale of FPIC’s 20% interest in American Physicians’ Insurance Services, Inc., a Texas corporation (“APS”). We completed the sale of our investment in APS, at a small gain, to that company’s majority shareholder on October 30, 2003, and received the total consideration of $2.05 million in cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the reported market risks, as described in our 2002 annual report on Form 10-K, since the end of the most recent fiscal year.

Item 4. Controls and Procedures

(a)	An evaluation of FPIC’s controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)), was completed as of September 30, 2003 by FPIC’s Chief Executive Officer and Chief Financial Officer, as “Certifying Officers”. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Certifying Officers, and other management, as appropriate, to allow for timely decisions regarding required disclosure.

(b)	There has been no significant change in FPIC’s internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, FPIC’s internal controls over financial reporting.

Part II — Other Information

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

Reports on Form 8-K:

On August 13, 2003, FPIC furnished a Form 8-K notifying the SEC that FPIC issued an earnings press release announcing selected financial data concerning second quarter 2003 unaudited consolidated results of operations and financial condition presented in accordance with accounting principles generally accepted in the United States of America.

On November 3, 2003, FPIC furnished a Form 8-K notifying the SEC that FPIC had completed a third private placement of $15 million of trust preferred securities.

On November 10, 2003, FPIC furnished a Form 8-K notifying the SEC that FPIC appointed John G. Rich to its board of directors to serve on the Company’s board until the 2004 annual meeting of shareholders, filling the vacancy created by the death of Gaston Acosta-Rua, M.D. in May 2003.

On November 12, 2003, FPIC furnished a Form 8-K notifying the SEC that FPIC fully repaid and retired early it’s commercial bank credit facility using the net proceeds from it’s previously completed private placements, together with internally generated funds from the holding company.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003	FPIC Insurance Group, Inc. /s/ Kim D. Thorpe —————————————— Kim D. Thorpe, Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

35