Form 10-K
period 2003-12-31
FPIC INSURANCE GROUP INC
filed 2004-03-15
CIK 1010247

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
|x|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003.
or
|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________to ___________.

Commission file number 1-11983

FPIC Insurance Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, Florida    32202
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
Yes  |X| No  |_|

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2003 was $128,960,428.

As of March 1, 2004, there were 9,920,865 shares of the Registrant’s Common Stock, $.10 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated in

Proxy Statement for Registrant’s Annual Shareholders’ Meeting to be held on June 2, 2004.	Part III

FPIC Insurance Group, Inc.
2003 Annual Report on Form 10-K
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

Segment		Nature of Business, Products and Services and Companies

Insurance	•	Specializes in professional liability insurance products and related risk management services for physicians, dentists, and other healthcare providers.
	•	FPIC subsidiaries (FPIC, the holding company, is also grouped within the insurance segment.):
		•	First Professionals
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

Provides management, administrative and brokerage services to Physicians’ Reciprocal Insurers (“PRI”), a professional liability insurance reciprocal that conducts business in the state of New York.  PRI is not a subsidiary of FPIC.  Reciprocal Management also provides reinsurance brokerage and administrative services to FPIC.

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

Insurance Segment

Principal Business.  First Professionals, APAC, and Intermed insure doctors, dentists and other healthcare providers for professional liability claims and also offer coverage for their professional corporations.  On October 3, 2002, Interlex entered into an agreement with an unrelated insurance organization to sell the renewal rights to all of its LPL policies.  Prior to December 1, 2002, Interlex provided lawyers with LPL insurance.  The following table summarizes (in thousands) direct and assumed premiums written subdivided by state for the years ended December 31, 2003, 2002 and 2001:

	Direct and Assumed Premiums Written by State

	2003	% of Total	2002	% of Total	2001	% of Total

Florida	$210,155	61.7%	186,455	54.1%	134,587	54.8%
Tennessee	25,791	7.6%	20,185	5.9%	6,961	2.8%
Missouri	24,701	7.2%	32,814	9.5%	23,468	9.6%
Pennsylvania	17,886	5.2%	14,212	4.1%	13,578	5.5%
New York	15,423	4.5%	17,472	5.1%	15,654	6.4%
Georgia	13,049	3.8%	12,445	3.6%	6,303	2.6%
Texas	8,323	2.4%	20,452	5.9%	26,318	10.7%
Arkansas	7,632	2.2%	6,827	2.0%	24	0.0%
Ohio	5,728	1.7%	10,349	3.0%	3,039	1.2%
Alabama	4,945	1.5%	4,054	1.2%	1,669	0.7%
All other	7,108	2.2%	19,462	5.6%	13,802	5.7%

All states	$340,741	100.0%	344,727	100.0%	245,403	100.0%

Florida and Missouri represent the core states for direct insurance business.  New York primarily represents assumed reinsurance from PRI.  Insurance business in Tennessee and Pennsylvania is conducted mainly under the fronting programs of First Professionals and APAC.  Under these fronting programs, the direct insurance is written on First Professionals or APAC policy forms and reinsured to other insurance or reinsurance carriers in exchange for fee income.  These other insurance or reinsurance carriers assume through those ceded reinsurance agreements all or most of the insurance or underwriting risks.  This does not mean the fronting programs are risk free to us.  First Professionals and APAC do remain primarily liable to the policyholders under fronting programs should the assuming insurers or reinsurers not meet their obligations to us under the programs.

Net premiums written, including premiums under fronting programs, are net of reinsurance ceded and represent the direct and assumed premiums we retain.  The following table summarizes (in thousands) net premiums written by state and presents a more representative picture of the insurance business and underwriting risks we retain for our own account after all the reinsurance ceded to others for the years ended December 31, 2003, 2002 and 2001:

	Net Premiums Written by State

	2003	% of Total	2002	% of Total	2001	% of Total

Florida	$91,570	64.0%	72,319	51.6%	99,069	67.4%
Missouri	17,014	11.9%	27,506	19.6%	18,418	12.5%
New York	15,423	10.8%	17,472	12.5%	15,653	10.6%
Georgia	5,585	3.9%	4,558	3.2%	4,075	2.8%
Texas	4,653	3.3%	4,387	3.1%	2,190	1.5%
Arkansas	2,786	1.9%	3,015	2.1%	2	0.0%
All other	2,734	1.9%	3,873	2.8%	3,409	2.3%
Ohio	1,826	1.3%	3,099	2.2%	1,656	1.1%
Kansas	1,543	1.0%	4,019	2.9%	2,612	1.8%

All states	$143,134	100.0%	140,248	100.0%	147,084	100.0%

Our principal products and services are described in the following sections.

MPL Insurance.  Our primary product is MPL insurance for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs as a result of patient injuries in which it is alleged that medical error or malpractice has occurred.  The policy limits or amounts of coverage we offer are predominantly $250,000, $500,000 or $1,000,000 per claim with aggregate coverage for all claims within a policy period of up to $750,000, $1,500,000 and $3,000,000, respectively.  Optional coverage is available for the professional corporations under which physicians or dentists practice.

Direct premiums written for our core MPL insurance, excluding premiums written under fronting programs, were $267.1 million, $251.6 million and $154.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Claims-Made Policy Forms.  A substantial majority of our MPL insurance policies are issued on a claims-made basis. Under the claims-made policy form, only claims reported to us prior to the expiration of the policy are covered.  Claims made after the expiration of the policy are not covered unless the underlying incident or act was reported before the expiration of the policy.  This is unlike most other property and casualty insurance policy forms, which cover accidents or perils occurring during the policy period regardless of whether they are reported before or after the end of the policy period.

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

We also offer tail coverage, which covers claims reported after the expiration of our claims-made policies for incidents occurring within the policy period.  The prices of successive renewals of claims-made policies and tail coverage become higher as the length of time an insured has been covered under the claims-made policy grows.  Renewals are also subject to re-underwriting and re-pricing except in the event of the death, disability or retirement of the insured.  The claims-made policy includes free tail coverage to protect the insured, or his or her estate, in the event of death, disability or retirement.  To qualify for the free retirement coverage at First Professionals and APAC, a claims-made policyholder must have been insured for at least five consecutive years prior to retirement.  At Intermed, policyholders must be at least fifty years of age and have been insured for at least three years.

Assumed MPL Reinsurance from PRI.  Our largest insurance subsidiary, First Professionals, has assumed reinsurance from PRI under two contracts.  One contract is an excess cessions contract under which First Professionals assumes all of the risks under occurrence form excess professional liability insurance policies with coverage of $1,000,000 per claim and $3,000,000 in aggregate in excess of $1,300,000 per claim and $3,900,000 in aggregate issued by PRI to insureds requesting excess limits.  The second contract is a 100% quota share reinsurance agreement under which First Professionals assumes all of PRI’s risks under covered extended reporting endorsements issued under claims-made policies in the event of death, disability or retirement of the insured.

Assumed premiums written under these reinsurance contracts were $15.4 million, $17.5 million and $15.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Fronting Programs.  Fronting programs represent business under eight different arrangements whereby First Professionals and APAC have issued MPL and workers’ compensation insurance and transferred, through ceded reinsurance, all or substantially all of the insured risks to other insurers or reinsurers in exchange for a fee.  The fronting fees earned by our companies generally ranged from 4% to 7% of the underlying premiums written.  Most of these programs have been entered into with related parties of ours, including PRI, which we manage, or in connection with services provided by our reciprocal management and TPA segments.

Direct premiums written under fronting programs were $57.8 million, $72.6 million and $60.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.   Ceded premiums under fronting programs were $56.9 million, $71.4 million and $58.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As a result of the hardening of our core insurance markets, we began to exit our fronting programs in 2002 in order to free up capital and capacity to accommodate our core MPL business.  Of the eight original fronting programs, only one continues to be active and is scheduled to expire by June 30, 2004.  The remaining seven inactive programs are now in run-off.

Just like our core insurance and ceded reinsurance programs, our companies remain primarily liable to the underlying policyholders should one or more of the companies for which we have fronted insurance business fail to fulfill their corresponding reinsurance obligations to us.  To mitigate this risk, we obtain collateral under the reinsurance agreements in the form of irrevocable letters of credit or investment securities held in trust corresponding with our net assets recoverable under these programs.

Other Products.  In addition to our direct MPL insurance and assumed reinsurance, we have also written LPL insurance, small group accident and health (“A&H”), and workers’ compensation insurance in the past.  We sold the renewal rights to our LPL book of business, which was formerly written by our subsidiary, Interlex, effective October 3, 2002.  In 2001, we exited the small group A&H and workers’ compensation lines, both of which were also marketed to physicians, dentists and their practices.

Direct and assumed premiums written under these products, which we have exited, were $0.4 million, $3.4 million and $12.2 million for the years December 31, 2003, 2002 and 2001, respectively.

Ceded Reinsurance.  FPIC’s insurance subsidiaries reinsure portions of their business.  The following table summarizes our ceded reinsurance programs for the years ended December 31, 2003, 2002 and 2001.

	Ceded Premiums Written ($ in Thousands)
Ceded Reinsurance Program and Description	2003	2002	2001

Excess of Loss Reinsurance	$(56,490)	(47,540)	(40,313)
Net Account Quota Share Reinsurance	$(84,255)	(85,531)	—
Fronting Programs	$(56,862)	(71,408)	(58,006)

Total Ceded Premiums - All Reinsurance Programs	$(197,607)	(204,479)	(98,319)

Although reinsurance does not legally discharge our insurance subsidiaries from their obligations to policyholders as the primary insurer, it does make the reinsurer liable to us to the extent of the risks ceded.  The placement of reinsurance with a number of individual companies and syndicates mitigates the concentration of credit risks under our excess of loss reinsurance programs.  We monitor the financial condition and creditworthiness of our reinsurers periodically and use reinsurance brokers and intermediaries to assist in the process of the placement of our reinsurance.  Most of FPIC’s reinsurers under its excess of loss and net account quota share agreements are rated A- or better by A.M. Best Company (“A.M. Best”).  Reinsurers that are not authorized or accredited, which are primarily those under fronting programs, are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to secure their respective balances due.

Excess of Loss Reinsurance.  Our excess of loss ceded reinsurance program is used to limit the amount of risks with respect to individual and aggregate MPL claims to pre-determined retentions.   The reinsurance of claims in excess of our retention is intended to protect us from larger losses.  It also helps reduce volatility in our underwriting results.

During most years, including 2003 and 2002, our retention generally has been $500,000 per loss.  Our retention on our anesthesiologists’ MPL insurance generally has been $375,000 per loss because we already ceded a 25% quota share portion of this business to American Professional Assurance, Ltd. (“APAL”), of which we own 9.8%.  We did not renew our 25% quota share reinsurance agreement with APAL for 2004, so our retention on all our MPL business will be $500,000 per loss.  During 2001 and 2000, our retention was $250,000 per loss ($187,500 per loss on anesthesiologist’s MPL insurance), but with large annual aggregate deductibles in both years ($12.9 million and $9.0 million, in 2001 and 2000, respectively.) Business is ceded under our excess of loss program to a group of large foreign and domestic reinsurers and several Lloyds of London syndicates.

Our excess of loss program also covers extra contractual obligations (“ECO”) and excess policy limit (“XPL”) losses that can occur in certain situations and represent individual losses in excess of the underlying policy limit.  Our excess of loss program also contains a second ECO/XPL supplement, which is an awards made contract.  The supplement covers ECO/XPL losses associated with claims for which the awards are made during the coverage period, regardless of when the actual claim or incident occurred.  With certain exceptions, this reinsurance covers 90% of an ECO/XPL individual loss in excess of $1.5 million and up to $10.0 million.  If a covered loss occurs, the supplement allows for one reinstatement of coverage during the policy period and calls for the payment of a reinstatement premium equal to the original premium.

On November 25, 2003, FPIC received $23.5 million in exchange for commuting its reinsurance treaties with Gerling Global Reinsurance Corporation of America (“Gerling”), one of its reinsurers.  The amount collected includes payments for commutation of Gerling’s quota share treaty for facultative reinsurance coverage on non-standard risks, Gerling’s portion of the excess of loss reinsurance program and payments for estimated future claims under the Gerling treaties.  Gerling participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%.   We replaced Gerling’s participation in our reinsurance programs effective with our renewal as of January 1, 2003.  No gain or loss was recognized on the commutation transaction.  As a result of the commutation, we have no reinsurance recoverable from Gerling as of December 31, 2003.

Net Account Quota Share Reinsurance.  Effective July 1, 2002, First Professionals entered into a net account quota share reinsurance agreement with two subsidiaries of Hannover Re.  The agreement, which calls for First Professionals to cede quota share portions of its written premiums, contains adjustable features, including sliding scale ceding commissions and a cap on the amount of losses that may be ceded to the reinsurer, all of which serve to make it what is commonly referred to as a finite-type reinsurance contract.  The original agreement also contained a loss corridor on business ceded through March 31, 2003, which was removed along with other modifications made in connection with the amendment and extension of the agreement discussed below.   While First Professionals does not receive pro rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and accounting principles generally accepted in the United States of America (“GAAP”).  In addition to ceding a significant portion of its risks to Hannover Re, the agreement also allows First Professionals to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity.  First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to the reinsurer, would be retained by First Professionals.  At December 31, 2003 and 2002, this charge would have been $7.1 million and $3.6 million, respectively.

On May 6, 2003, we entered into an amendment to the Hannover Re agreement that, effective April 1, 2003, extends its expiration date to include policies written and renewed through December 31, 2004.  The agreement has also been amended to remove the loss corridor on business written and ceded, beginning April 1, 2003, and to reduce the lower end of the sliding scale ceding commission range from 27.5% to 20%.  A provision has also been added that will allow First Professionals to reduce the quota share amount of premiums to be ceded under the agreement in 2004.  Cancellation provisions have also been added; one that gives First Professionals the option to cancel the agreement on or after January 1, 2004, with 30 days notice, and one that gives Hannover Re the option to cancel the agreement as of the effective date of any decrease in First Professionals’ base rate for its MPL insurance policies that exceeds 5%.

The Hannover Re group of companies to which we cede a significant amount of business under both our excess of loss and net account quota share reinsurance agreements comprise one of the largest international reinsurers. The Hannover Re group of companies are rated “A” (Excellent) by A.M. Best. Their rating was lowered by A.M. Best from A+ to A on October 30, 2003.  In addition, we withhold substantially all amounts due to Hannover Re under the net account quota share reinsurance agreement in a funds withheld account and maintain other collateral covering substantially all of our reinsurance assets associated with the net account quota share reinsurance agreement. Under the terms of the agreement, Hannover Re receives an interest credit of 5.5% annually on the funds withheld.  At December 31, 2003 and 2002, the funds withheld balance was $118.4 million and $60.2 million, respectively.

Ceded Reinsurance Under Fronting Programs.  Under various fronting programs, we write direct business and cede most of or the entire premium to other insurance or reinsurance carriers. As such, we retain little or no underwriting risk after reinsurance on these programs.  For additional information, see the discussion under Fronting Programs on page 6.

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

The MPL insurance markets across the country began to harden in 2001 following a five to six year period of soft market conditions.  Consequently, we have experienced significant premium growth from new policyholders, higher renewals and higher prices.  Growth at our insurance companies was so significant that we ceased accepting most applications for new policyholders in June 2002.  We began accepting applications from new policyholders once again in February 2003, although our intention has been to manage the number of our 2003 policyholders to approximate year-end 2002 levels.  Through the end of 2003, we have achieved this goal and have also successfully reduced our policyholder counts in non-core markets, which frees up additional capacity for us.

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

The MPL insurance markets in Florida and Missouri, our two primary markets, are competitive in terms of pricing and the number of competitors.  Although the number of companies offering MPL insurance products in our core markets declined during 2001 and 2002, more competitors may enter our markets in the future and affect our position in those markets.  A handful of smaller, start-up companies have been formed in Florida and Missouri in 2003.  In addition, some of our competitors are larger and have greater resources than we do and some have higher rating agency ratings.  The number of healthcare entities that allow or tolerate self-insurance for their practicing physicians has also increased.  In addition to external competitive pressures, our insurance products are largely marketed through independent insurance agencies, all of which represent more than one company, so we also face competition within our independent agency system.

In Florida, name recognition, service reputation, medical society endorsements, physician involvement, healthcare activism, agency force and program development have all contributed to helping FPIC, through our subsidiaries First Professionals and APAC, maintain the leading market position.  We believe our longstanding position in Florida is an additional competitive advantage that has given us the means to more effectively attract and retain groups and specialties that exhibit better than average risks and to maintain a relatively high-quality book of insured business.

First Professionals and APAC are also the only stock MPL insurance companies domiciled in Florida.   First Professionals has the exclusive endorsements of both the Florida Medical Association and the Florida Dental Association.  First Professionals is also endorsed by a number of county medical and state specialty societies.

In both Missouri and Kansas, Intermed competes with regional and national companies.  In 2002, the last year for which statistics were available from the Missouri Department of Insurance, there were twenty-one companies writing MPL insurance for physicians and surgeons in the state.  The top four writers had 70% of the market.  Intermed was the largest writer in the state in 2002 and had a market share of 25%.

The environment and market conditions have changed significantly in Missouri and Kansas in recent years.  Although the claims environment overall in Missouri and Kansas still compares relatively favorably with larger states, there have been significant increases in claims severity based on our own experience and industry data.  We implemented an 83% rate increase in Missouri, effective August 1, 2003, and other carriers there have raised their rates.  We believe our rates are the highest or among the highest of the carriers writing business in Missouri currently.

As a result of the market conditions in Missouri, and our price increases in 2003, we have lowered our planned retention in Missouri and rededicated the capacity created to our Florida business at First Professionals.  The numbers of our policyholders in Missouri and Kansas have declined, accordingly.  We will continue to closely analyze the Missouri and Kansas environment during 2004, including our longer-term prospects and strategic outlook for these markets.

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

Insurance Ratings.  Insurance specific ratings represent the opinion of rating agencies on the financial strength of a company and its capacity to meet its insurance obligations.  These ratings are based on factors most relevant to policyholders, agents and intermediaries and are not specifically directed toward the protection of investors.  They are not recommendations to buy, sell or hold a company’s securities.  The significance of individual agencies and their ratings vary among different users.  They can be significant to investors and lenders among other factors as an indication of a company’s suitability for investment or creditworthiness.  A.M. Best is the primary rating organization for FPIC and is the only insurance rating agency FPIC has engaged to provide a rating on an interactive basis.  Other organizations that rate FPIC develop their ratings independently using publicly available data and without consulting with us.  These ratings are generally consumer oriented and involuntary on the part of the company being rated.

In October 2002, A.M. Best lowered its financial strength rating of FPIC from A- (Excellent), with a negative outlook, to B++ (Very Good), with a stable outlook.  Among other things, A.M. Best attributed this rating action to significant growth in premiums in 2002 and 2001 in the face of its serious concerns about overall loss trends and reserve adequacy in the MPL insurance sector.  The B++ (Very Good) financial strength rating of our insurance companies was re-affirmed by A.M. Best on March 2, 2004, with a stable outlook. Additional information about our rating may be purchased directly from A.M. Best.

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

Regulation.  Our insurance subsidiaries are regulated at the state level.  The state insurance departments of Florida and Missouri, where our insurance companies are domiciled, are the primary regulators.  Our insurance companies are also subject to regulations in other states where they do business.  State insurance laws also regulate FPIC as an insurance holding company.  FPIC and all its subsidiaries are required to register and furnish information about our operations, management and financial condition to the Florida, Missouri and other insurance departments.  The insurance departments perform financial and market conduct examinations of our insurance companies periodically and also require disclosure or approval of material transactions, such as dividends from our insurance subsidiaries to FPIC above certain levels.  All transactions within the holding company structure involving our insurance companies must also be fair and reasonable.

Except as described below, Florida insurance laws do not allow any person to acquire, directly or indirectly, five percent or more of the voting securities of an insurance company without the prior written approval of the Florida insurance department.  Any purchaser of five percent or more of FPIC common stock is presumed to have acquired a similar level of control of our insurance subsidiaries.  Instead of obtaining prior approval, a purchaser of more than five percent, but not more than ten percent, of an insurance company may file a disclaimer of affiliation and control with the Florida insurance department.  Similar laws exist in Missouri, except that the approval threshold is ten percent or more of a company’s voting securities.

The primary purpose or mission of insurance regulation is the protection of policyholders.  State insurance laws generally delegate broad regulatory powers to insurance departments including granting and revoking licenses, approving policy forms and premium rates, regulating trade practices, establishing minimum capital and surplus levels for companies, prescribing or permitting required statutory accounting and financial reporting rules,  and prescribing the types and amounts of investments permitted.

Insurance companies are required to file detailed annual reports in each state in which they do business.  The financial statements contained in these reports are prepared using regulatory accounting principles, or statutory-basis financial statements as they are referred to in the insurance industry.  Statutory accounting principles represent a comprehensive basis of accounting that is different from GAAP and so the accounting practices used by the insurance subsidiaries in their regulatory financial statements are different in certain material respects from the accounting policies used in preparing the consolidated financial statements included in this Form 10-K.

The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (the “NAIC Codification”).  The NAIC Codification became applicable to all statutory-basis financial statements issued after January 1, 2001.  While the NAIC Codification represents the official guidance on the statutory basis of accounting, the individual states and insurance departments continue to have the discretion to modify its guidance or establish their own statutory accounting principles for insurance companies.

Insurance companies are also subject to assessments by state financial guaranty associations.  The primary purpose of these guaranty associations is to fund the unpaid claims and policyholder benefits of insolvent insurers.  Generally, these associations assess member insurers on the basis of written premiums in their states.

During 2003, the State of Florida enacted legislation specifically directed at MPL insurance reforms.  Among the more significant aspects of this legislation were caps on non-economic damages and reforms to bad faith statutes with respect to MPL insurance claims.  The legislation also contained a requirement that insurers freeze their rates as of July 1, 2003, and file new rates or re-file those rates for formal approval.  In addition, the legislation called for the State of Florida to engage an outside actuarial consultant to estimate the benefits to be derived from the legislative reforms and a presumed factor for such benefit to be included in the rate filings to be made by the companies.  That presumed factor was a net reduction of approximately 7.8%, of which the consultant attributed 5.3% to the cap on non-economic damages and 2.5% to bad faith reforms.

First Professionals and APAC filed new rates to be effective January 1, 2004, which included the presumed factor.  First Professionals received a net overall increase of 8%, which became effective for new business on January 1, 2004, and for renewals beginning as of March 1, 2004.  APAC received a net overall increase of 10%, effective for all business beginning April 1, 2004.

We were very much involved in the legislative process that resulted in the 2003 Florida MPL tort reforms.  Our overall assessment of the effectiveness on those reforms remains “neutral” at this point and so we have not made any further downward adjustments to our pricing in excess of the presumed factor, nor have we adjusted our claims estimates or reserves at this point.  We also believe that because the legislation involved many political compromises, it is possible that additional tort reforms may be considered in the future.

The insurance industry is under continuous scrutiny by Congress, state legislatures and state and federal regulatory agencies.  From time to time, regulatory and legislative changes are proposed that could have a material effect, positive or negative, on individual insurers or reinsurers. Current proposals address a wide range of topics and issues that could be material to FPIC.  These include tort reform and Federal versus state regulation of insurers to name a few.  It is not possible to predict which, if any, of these proposals will be adopted or the impact they may have on FPIC.

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

Risk Management.  FPIC also provides or participates in comprehensive risk management programs for policyholders.  These services are designed to help policyholders avoid potential liability by educating them on ways to avoid or prevent risks to patients in their medical practices.  Reports containing recommendations about areas of the policyholder’s medical practice that may need attention are provided.  FPIC also participates in seminars on risk management with medical societies and other groups.  We believe our risk management services enhance risk awareness and loss prevention.

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

Claims Processing.  FPIC’s claims departments are responsible for the investigation of claims, the establishment of case reserves, case management and defense strategy and the coordination and control of defense attorneys.  FPIC has networks of defense attorneys who assist in the defense of claims.  Our policy is to aggressively defend against claims that do not have merit.  When a claim is believed to have merit, the claims department attempts to settle the case expeditiously and as economically as possible.  In the mid-1990s, the First Professionals’ claims department shifted its focus towards settling cases more quickly.  It was believed that by getting cases settled more quickly, the resulting savings in defense costs would be significant.  During this same period, First Professionals also saw the ratio of the number of claims it settled with a loss payment to all claims settled (the “CWIP ratio”) begin to rise.  Upon analyzing this trend, the rise in the CWIP ratio could not be attributed to specific changes in loss trends or First Professionals’ policyholder base or exposures.  It was determined instead that the most likely cause was the focus on settling claims faster, which, in turn, resulted in settling more claims with a loss payment.

In 2001, First Professionals refocused on identifying non-meritorious claims and aggressively defending policyholders once again.  Several initiatives were undertaken, including the re-education and re-training of claims personnel, increasing the number of claims personnel, restructuring of the claims department and enhancements to claims data and reporting.  In addition, a new claims management team has been put in place with significant MPL claims experience in Florida.  As a result of these initiatives, the CWIP ratio and the average amounts paid for losses and loss adjustment expenses (“LAE”) per claim have improved.

Investments.FPIC’s investment strategy is to maintain a diversified investment portfolio that is focused on high grade, fixed-income securities.  The majority of these securities are held as invested assets by the various insurance subsidiaries.  At the close of 2003, approximately 21% of the fair value of the fixed income portfolio was invested in tax-exempt securities and approximately 79% in taxable securities.

Our fixed income investment securities, which include bonds and other debt securities and comprise a substantial portion of our invested assets, are managed by outside professional investment management firms.  Two of these firms act as the custodians of our fixed income securities.  Each of the managers has discretionary authority to make investment decisions within investment policy guidelines provided to them by the company.  These investment policy guidelines, which have been approved by FPIC’s board of directors, contain descriptions of types, classes and qualities of securities that may be selected by the managers, minimum and maximum amounts that may be invested among the various classes authorized, and other investment guidelines.

All of our investments in debt and marketable equity securities are classified as available-for-sale and reported at estimated fair values, with the changes in fair values during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  Realized investment gains and losses are recorded when investments are sold, deemed other-than-temporarily impaired, or in other situations as required by GAAP, with the corresponding gain or loss included in earnings.  Variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net earnings.

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

Loss and LAE reserve estimates are made primarily by the application of actuarial techniques to historical claims information.  The techniques used differ depending upon what data is being used to make the projection.  However, most of these techniques have the common feature of producing mathematical projections of all losses and LAE for a given period once all the claims have been reported and settled.  These estimates are usually referred to as “ultimate losses and LAE” and are the basis for estimation of the loss and LAE reserves.  Despite the sophistication of these mathematical techniques, considerable judgment is required both in the selection of assumptions used and in determining which techniques best fit a company’s particular circumstances and trends.  Furthermore, each of these techniques contains biases, which can have a material bearing on the accuracy and reliability of the estimate.

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

We set our loss and LAE reserves taking into account the results of the actuarial techniques applied as well as other assumptions, some of which are not strictly mathematical in nature.  Multiple actuarial techniques are applied and a range of projected values is produced from these methods.  During 2002, our MPL insurance companies began utilizing the in-house actuarial staff of First Professionals to perform the actuarial projections used in estimating loss and LAE reserves at all of our insurance subsidiaries.  Prior to this, management utilized and integrated within our reserves estimation process the actuarial calculations performed by our independent actuaries.  Our aggregate liability for losses and LAE as of December 31, 2003, was recorded at our best estimate, determined primarily based upon actuarial studies performed by our in-house actuarial staff.  In establishing the aggregate best estimate of our loss and LAE reserves as of December 31, 2003, our in-house actuarial staff calculated and selected a point estimate within an estimated range of reasonable values around the aggregate point estimate. The estimated range of values as of December 31, 2003 was $276.4 million to $321.2 million, net of reinsurance.

Our independent actuary also performed actuarial studies of the loss and LAE reserves for our insurance companies as of December 31, 2003 and 2002, and issued his reports thereon, which have been filed with state insurance regulators along with the statutory annual statements of our insurance companies.

The following table sets forth (in thousands) the development of our liability for losses and LAE, net and gross of reinsurance, for the 10-year period ended December 31, 2003 (1):

Year Ended December 31,	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

Statement of Financial Position Liability	$132,190	143,415	155,318	161,124	173,971	200,763	214,692	223,597	238,073	272,007	298,763

Re-estimated Liability As of:

One year later	121,543	129,472	140,322	146,009	159,639	182,208	221,212	232,208	240,489	272,489
Two years later	105,704	114,193	116,151	127,529	142,369	182,498	222,281	231,617	250,079
Three years later	91,929	90,666	106,937	112,770	141,850	183,389	221,270	238,823
Four years later	72,854	86,154	104,684	106,557	140,707	183,491	231,870
Five years later	73,753	87,807	103,402	105,949	141,437	192,612
Six years later	75,032	85,881	103,454	106,825	144,379
Seven years later	74,376	85,854	104,326	109,683
Eight years later	74,206	86,710	105,691
Nine years later	75,058	85,378
Ten years later	74,003

Cumulative Paid As of:

One year later	24,794	28,701	35,562	33,103	49,697	76,291	91,269	95,890	96,496	89,044
Two years later	45,162	52,832	60,464	62,612	90,165	121,199	152,862	163,850	162,880
Three years later	57,597	63,738	78,291	88,649	115,336	153,200	185,126	200,792
Four years later	62,630	73,296	94,882	98,027	127,774	168,522	206,430
Five years later	68,052	82,840	100,294	102,355	134,272	179,504
Six years later	72,509	85,047	102,122	105,689	137,564
Seven years later	74,138	85,221	103,310	106,251
Eight years later	73,986	86,184	103,053
Nine years later	74,819	85,376
Ten years later	74,003

Net cumulative redundancy / (deficiency)	$58,187	58,037	49,627	51,441	29,592	8,151	(17,178)	(15,226)	(12,006)	(482)

% redundancy / (deficiency)	44.0%	40.5%	32.0%	31.9%	17.0%	4.1%	-8.0%	-6.8%	-5.0%	-0.2%

Gross liability - end of year	$138,745	152,268	164,506	172,738	188,086	242,377	273,092	281,295	318,483	440,166	574,529
Reinsurance recoverables - end of year	6,555	8,853	9,188	11,614	14,115	41,614	58,400	57,698	80,410	168,159	275,766

Net liability - end of year	$132,190	143,415	155,318	161,124	173,971	200,763	214,692	223,597	238,073	272,007	298,763

Gross re-estimated liability - latest	$97,472	95,906	116,380	118,926	161,386	221,775	285,023	314,671	351,900	484,738
Reinsurance recoverables - latest	23,469	10,528	10,689	9,243	17,007	29,163	53,153	75,848	101,821	212,249

Net re-estimated liability - latest	$74,003	85,378	105,691	109,683	144,379	192,612	231,870	238,823	250,079	272,489

(1) Data presented in this table represents consolidated information of all our insurance subsidiaries commencing from their respective dates of acquisition.  Data presented from 1993 to 1997 reflects only First Professionals’ liability for losses and LAE.  The 1998 year reflects losses and LAE data for First Professionals and APAC.  The data presented from 1999 to 2003 reflects all of FPIC’s insurance subsidiaries.

The top portion of the preceding table ending with the subtotal “Net cumulative redundancy /(deficiency)” demonstrates how our net loss and LAE reserves as of the end of each of the last ten calendar years compares with net paid losses and re-estimates of those net reserves after the end of each of these years.  A net redundancy means that the reserves carried as of the end of that particular calendar year (including reserves on claims still open, if any) have developed downward.  When reserves develop downward, this means that we now believe we will have to pay less for these claims than we had previously set aside in reserves.  A net deficiency means that the reserves have been increased since the end of the calendar year.  This means that we now believe we will have to pay more for these claims than we previously set aside in reserves.  For example, the table indicates that the cumulative net reserves carried at the end of calendar years 1993 through 1998 have been higher than subsequent payments and re-estimates.  In contrast, the cumulative net reserves at the end of calendar years 1999 through 2002 have been increased by $17.2 million, $15.2 million, $12.0 million and $0.5 million, respectively.  The development in 1999 through 2001 was primarily due to unexpected increases in severity, particularly in Missouri.  This development was offset by expected improvement in the 2002 accident year resulting from significant rate increases.

The bottom portion of the preceding table presents the original cumulative gross reserves, reinsurance recoverables and net reserves as of the end of each calendar year together with summaries of the corresponding latest cumulative re-estimated amounts as of December 31, 2003.  The effects on our results of operations of a cumulative redundancy or deficiency in our gross reserves as depicted in the bottom portion of the table in excess of the development in our reserves, net of reinsurance, for those years are entirely offset by corresponding decreases or increases in reinsurance recoverables.  Included in the upward gross reserve development for 2002, 2001 and 2000, were reserves in the amounts of $6.7 million, $3.8 million, and $3.8 million, respectively, in the reinsured reserve layers of APAC. APAC was integrated under the management of First Professionals, and these bulk reserves were added to conform its gross reserves to those carried by First Professionals.   There was no effect on results of operations as a result of these increases.  The increases were entirely attributable to the excess reserve layers of this book of business, which are reinsured, and thus, there was an offsetting increase in corresponding amounts of reinsurance recoverables.

The following table rolls forward (in thousands) FPIC’s aggregate liability for losses and LAE reserves, net of reinsurance, showing the changes for the period beginning January 1, 2001 and ending December 31, 2003.

	2003	2002	2001

Net loss and LAE reserves, January 1	$272,007	238,073	223,597

Incurred related to:
Current year	118,492	137,155	119,734
Prior years	482	2,416	8,612

Total incurred	118,974	139,571	128,346

Paid related to:
Current year	13,455	9,130	17,980
Prior years	101,989	96,507	95,890

Total paid	115,444	105,637	113,870

Gerling commutation	23,226	—	—

Net loss and LAE reserves, December 31	$298,763	272,007	238,073

Gross loss and LAE reserves, December 31	$574,529	440,166	318,483
Reinsurance recoverables, December 31	275,766	168,159	80,410

Net loss and LAE reserves, December 31	$298,763	272,007	238,073

As a result of the commutation of our ceded reinsurance to Gerling, we now retain the corresponding insured risks and losses and LAE we formerly ceded to it.  We received $23.5 million in exchange for the release of Gerling from its reinsurance obligations to us, which we added to our net reserves.  No gain or loss was recognized on the transaction.

As discussed in the portions of this section preceding the above tables and elsewhere within our disclosures, our loss and LAE reserves are estimates that are subject to inherent uncertainties and re-estimation over time.  The re-estimated amounts and related redundancies or deficiencies presented or depicted in the above tables are likewise subject to further changes.  Therefore, readers should take into account such uncertainties when considering this information for purposes of projecting future trends or making predications about them.

For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reciprocal Management Segment

Principal Business.  AFP is the administrator and attorney-in-fact for PRI, the second largest MPL insurer of physicians in the state of New York.  AFP has an exclusive ten-year management agreement with PRI.  The current term of the management agreement runs through December 31, 2008.  AFP provides all of the marketing, underwriting, administrative and investment functions for PRI.  AFP’s compensation under the agreement is equal to 13% of PRI’s direct premiums written with an adjustment for expected returned premiums.  As such, our revenues and results of operations are financially sensitive to the revenues and financial condition of PRI. We do not own PRI, or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under FASB Interpretation No. 46 (revised December 2003),  “Consolidation of Variable Interest Entities,” (“FIN 46R”) and so PRI’s financial statements are not consolidated or included in ours.  Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership vest with the policyholders of PRI.

PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally.  These risks include, but are not limited to, rate adequacy, adverse loss experience, and the effects of changes in market interest rates that it can earn on invested assets.  PRI files information about its rates annually with the New York State Insurance Department (the “NYSID”).  PRI implemented an 8.5% rate increase effective July 1, 2003 following several years of level rates.  Growth at PRI is also subject to surplus constraints; however, as a reciprocal, PRI is able to operate with lower surplus and at higher leverage ratios than non-reciprocals such as our insurance subsidiaries.  PRI’s policyholders’ surplus exceeds the minimum amount required under New York insurance laws and regulations. New York insurance laws and regulations do not impose risk-adjusted capital requirements.  Further, as allowed under New York insurance laws, PRI has requested and received permission from the NYSID to follow the permitted practice of discounting its loss and LAE reserves.  PRI’s rates, including rates charged for policies in excess of $1.3 million, which have been reinsured to First Professionals, are mandated by the NYSID.

AFP is also reimbursed by PRI for certain expenses paid on PRI’s behalf.  The expenses reimbursed by PRI are principally salaries and related payroll expenses, and overhead costs associated with claims, legal and risk management course personnel employed by AFP who work on PRI business. Prior to 2002, AFP’s compensation also included an additional incentive provision equal to plus or minus 10% of PRI’s statutory net income or loss.   The agreement was amended by AFP and PRI to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002.   With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.)  Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years.  AFP has earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001.  In addition, under the amendment, AFP will be reimbursed for 50% of the costs of the risk management department it maintains for PRI insureds, for which it is not already reimbursed.  The management agreement and amendments were reviewed and approved by the NYSID.

In addition, reinsurance brokerage and placement services are provided by AFP’s subsidiary, FPIC Intermediaries.  FPIC Intermediaries also provides these services for our insurance companies.  Certain brokerage and administration services for professional liability insurance programs are provided to PRI through a third entity, FPIC’s 80% owned subsidiary, PMA.  PRI owns 10% of PMA.  PMA is licensed as an insurance broker in New York and Pennsylvania.  As a program manager, PMA is responsible for the underwriting, marketing and accounting for the programs that it administers.

First Professionals also assumes reinsurance from PRI, which generates significant revenues for our insurance segment in exchange for reinsuring risks as one of PRI’s reinsurers.  For additional information, refer to the preceding section of Item 1, Business, Insurance Segment, Reinsurance, and Item 7, Management’s Discussion and Analysis, for discussions on assumed reinsurance from PRI. Additional information is also contained in Note 22, Related Party Transactions, of the audited consolidated financial statements contained elsewhere in this Form 10-K.

Competition.  AFP has no direct competition for the services it provides to PRI.  PRI, however, is subject to competition.  The MPL insurance market in New York is tightly regulated relative to other states.  Two carriers make up over 80% of the market: Medical Liability Mutual Insurance Company (“MLMIC”), with and estimated 55% of the MPL market, and PRI, with an estimated 25% market share based on premiums written.  While MLMIC is substantially larger and has a B rating by A.M. Best, PRI has no rating.  We believe, as exhibited by historical experience, that PRI’s long-standing position in the New York market, name recognition, service and reputation contribute to its ability to maintain its market share.  Furthermore, the rates charged by all MPL insurers in New York are mandated by the NYSID, which in addition to added rate regulation relative to other states, also results in more moderate price differences between carriers.

Marketing.  AFP markets PRI policies in New York to physicians, podiatrists, chiropractors, dentists and healthcare facilities through its in-house marketing representatives and through independent brokers.  As of December 31, 2003, PRI wrote 57% of its business directly and 43% of its business through brokers.  AFP also offers certain other insurance coverages underwritten by other carriers to PRI’s insureds on a non-commission basis.  AFP markets PRI’s healthcare facilities professional liability insurance in New York primarily through outside brokers.  PRI has also received the exclusive endorsement agreement of one of New York’s largest preferred provider organization (“PPO”) networks.  Through this endorsement agreement, the PPO completes two mailings per year to its credentialed members endorsing PRI.

Regulation.  Both AFP, as reciprocal manager and attorney-in-fact, and PRI are subject to regulatory oversight by the NYSID.  In addition, PRI is subject to examination by the NYSID and is required to file an annual statement and audited financial statements by the same independent certified public accountant that audits AFP.  Additional requirements are imposed upon the attorney-in-fact by statutorily mandated provisions, which must be included in the agreement between the reciprocal and its subscribers as well as the agreement between the reciprocal and the attorney-in-fact.

For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Party Administration (“TPA”) Segment

Principal Business.  EMI provides TPA services for group A&H, workers’ compensation, general liability and property-casualty insurance to self-insured employer groups.  Our TPA services include claims administration, utilization review, loss control, COBRA administration and insurance placement.  We do not assume insurance risks as part of these services; instead, each employer assumes this risk as the self-insured.  We also act as a broker on behalf of some of our clients and place excess insurance coverage on their behalf with various insurers and reinsurers.  We earn commission income from the placement of this excess coverage and ancillary products.  We also provide administration services for a large ambulance service organization.

During the fourth quarter 2001, we disposed of our Brokerage Services, Inc. division of EMI located in Albuquerque, New Mexico, and incurred a pre-tax charge of approximately $0.6 million.  We sold the division’s assets and cancelled most of its service agreements with self-insured customers.  We retained some contracts that are now serviced by our Jacksonville division.

We provided TPA services to forty-eight clients at December 31, 2003, five of which accounted for approximately 46% or $6.5 million of the claims administration fees generated by the TPA segment.  Approximately 21% or $3.0 million was derived from our single largest client.  EMI also manages one workers’ compensation program for APAC, which has the corresponding fronting program (set to expire by June 30, 2004).

Regulation.  The Florida Department of Insurance and the United States Department of Labor regulate EMI.  EMI is also regulated by other states in which it conducts business.  EMI is required to furnish annual reports on operational activity to state supervisory agencies and such agencies may examine EMI from time to time.

The insurance industry and alternative risk markets such as those of EMI, are under continuous review by Congress, state legislatures and state and federal regulatory agencies.  From time to time, regulatory and legislative changes are proposed for our industry, some of which could impact the TPA business if adopted.  Most recently, the Health Insurance Portability and Accountability Act (“HIPAA”) privacy and non-discrimination rules and patient bill of rights laws were enacted. We are in compliance with current mandates related to this legislation and in a position to remain compliant as implementation of the legislation is completed.  We cannot predict whether other regulatory or legislative proposals being considered will ultimately be adopted and, if so, what impact they may have on our TPA business.

Competition.  We believe our TPA is competitive with regard to prices and services. Our principal competitors in the group accident and health market are other similar TPA’s and insurance companies that offer fully insured products and administrative services to self-insurance programs.  Our TPA also enjoys strong name recognition and loyalty among its current client base that has resulted in the maintenance of long-term client relationships.

While we believe our TPA enjoys strong name recognition within our niche and a good service reputation with regard to our core administration services, we also recognize that access to insurance provider networks is a major factor and perhaps the greatest factor in some cases in obtaining and retaining clients.  Many of our larger competitors, such as insurance companies, have such provider networks.  Within the market for workers’ compensation and property insurance, we must contend with our clients’ and potential clients’ perception that larger companies will be more competitive with regard to prices and have greater access to insurance markets.

Marketing.  EMI primarily markets its TPA services in Florida.  EMI may sell services directly or operate through agents and brokers.  EMI’s marketing strategy includes superior service, competitive pricing and delivery of support services.   EMI’s plan is to focus geographically with an emphasis in Florida and to continue to use agents and brokers to receive requests for proposals as well as utilizing various services in which proposals are listed.

For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

At December 31, 2003, FPIC employed 597 people.  None of our employees are covered by a collective bargaining agreement.  We believe our relationships with our employees are very important.  We also believe that the significant number of long-term employees we have is indicative of good employee relations.

Additional Information with Respect to FPIC’s Business

The amounts of operating revenue and identifiable assets attributable to the aforementioned business segments are included in Notes 1 and 20 to FPIC’s consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.  Additional information regarding FPIC’s investments is included in Note 4 to FPIC’s consolidated financial statements.  Information concerning transactions with related parties, including PRI, which we manage, is included in Item 7, MD&A and in Note 22 to FPIC’s consolidated financial statements.

FPIC will provide its annual report on Form 10-K, its quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after electronically filing such material with or furnishing it to, the Securities and Exchange Commission (“SEC”).  Such materials will be provided without charge by FPIC through its Internet website at www.fpic.com.  FPIC will also furnish a copy of any exhibit, upon payment of a reasonable fee to cover the cost of copying and mailing the requested materials. Requests for such materials should be directed to the attention of Investor Relations, FPIC Insurance Group, Inc., 225 Water Street, Suite 1400, Jacksonville, FL 32202 or via e-mail at ir@fpic.com or by calling Investor Relations at (904) 354-2482, extension 3287.

Any materials FPIC files with or furnishes to the SEC may also be reviewed and copied by investors and the public generally at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Additional information is available regarding the SEC’s operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site, which contains reports, proxy and other information regarding issuers, including FPIC, that file electronically with the SEC.  The SEC’s Internet website address for such materials is www.sec.gov.

Item 2.  Properties

The physical properties used by FPIC and its subsidiaries are summarized below:

Business	Location	Type of Property	Owned or Leased	Approximate Square Footage

Corporate headquarters	Jacksonville, FL	Offices	Leased	8,900
First Professionals	Jacksonville, FL	Offices	Owned	34,000
First Professionals	Plantation, FL	Offices	Leased	2,700
First Professionals	Tampa, FL	Offices	Leased	1,200
First Professionals	Sanford, FL	Offices	Leased	600
First Professionals	Maitland, FL	Offices	Leased	350
Tenere	Springfield, MO	Offices	Leased	13,300
AFP	Manhasset, NY	Offices	Leased	55,575
EMI	Stuart, FL	Offices	Leased	13,300
EMI	Jacksonville, FL	Offices	Leased	18,000

Item 3.  Legal Proceedings

FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  FPIC has evaluated such exposures as of December 31, 2003, and believes its position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims.  However, in one case arising in 1993, no such coverage is available and an estimate of possible loss above the amount currently reserved cannot be made.   In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time.  FPIC has evaluated such exposures as of December 31, 2003, and in all cases, believes its position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common equity has been publicly traded on the NASDAQ National Market System since August 1, 1996 under the symbol, “FPIC”.  Additional information about FPIC can be found on our website www.fpic.com.  Information presented on our website is not incorporated by reference in this Form 10-K. The following table sets forth, for the periods indicated, the high and low trades as reported.  Such quotations reflect inter-dealer bids and offers, without retail mark-up, markdown, or commission.

	2003		2002

	High Trade	Low Trade	High Trade	Low Trade

First quarter	$8.35	4.22	15.90	10.70
Second quarter	$14.94	6.80	16.00	11.90
Third quarter	$17.00	13.50	15.07	7.65
Fourth quarter	$25.97	14.77	8.97	3.50

We estimate that as of March 10, 2004 there were approximately 2,213 shareholders of record of FPIC common stock.

FPIC did not pay cash dividends on its common stock during 2003 or 2002. FPIC does not anticipate paying any cash dividends in the foreseeable future. In addition, a limitation is placed on the payment of dividends in certain circumstances by the terms of FPIC’s junior subordinated debentures. For information regarding these limitations on FPIC’s ability to pay dividends, see Note 13, Long Term Debt, Revolving Credit Facility and Term Loan, to the consolidated financial statements.

As a holding company with no direct operations, we rely on cash dividends and other permitted payments from our subsidiaries. State insurance laws limit the amounts that may be paid to us by our insurance subsidiaries. For information regarding restrictions on the ability of FPIC’s insurance subsidiaries to transfer funds to FPIC in the form of cash dividends and other permitted payments, see Note 21 Statutory Accounting, to the consolidated financial statements.

Item 6.  Selected Financial Data

The selected financial data presented below for the fiscal years ended December 31 should be read in conjunction with FPIC’s consolidated financial statements and the notes thereto, which are included in Item 8, herein. For additional information with respect to FPIC’s business see Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations.

	(In thousands)

Balance Sheet Data:	2003	2002		2001	2000	1999

Total cash and investments	$622,701	538,720		441,966	423,955	353,419
Total assets	$1,183,130	1,026,431		770,822	663,682	587,433
Liability for losses and LAE	$574,529	440,166		318,483	281,295	273,092
Long term debt	$46,083	—		—	—	—
Revolving credit facility	$—	37,000		37,000	67,219	62,719
Term loan	$—	10,208		16,042	—	—
Total liabilities	$996,473	860,518		596,248	491,155	421,054
Shareholders’ equity	$186,657	165,913	(1)	174,574	172,527	166,379

	(In thousands, except per share amounts)

Income Statement Data:	2003	2002		2001	2000	1999

Direct and assumed premiums written	$340,741	344,727		245,403	197,280	148,216
Net premiums written	$143,134	140,248		147,084	161,931	122,433
Net premiums earned	$131,665	151,684		131,058	120,454	118,072
Total revenues	$201,724	221,940		197,582	182,089	170,504
Income before cumulative effect of accounting change	$16,572	14,876		2,930	614	21,869
Cumulative effect of accounting change, net of tax	$—	(29,578	)(1)	—	—	—
Net income (loss)	$16,572	(14,702)		2,930	614	21,869
Diluted earnings per share before cumulative effect of accounting change	$1.71	1.58		0.31	0.06	2.19
Basic earnings (loss) per share	$1.75	(1.57)		0.31	0.06	2.24
Diluted earnings (loss) per share	$1.71	(1.56)		0.31	0.06	2.19

(1) Adoption of FAS 142 resulted in a one-time, non cash charge of $29,578, net of income tax benefit of $18,784.

Item 7.  Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report.  The consolidated financial statements include the results of all of FPIC Insurance Group, Inc.’s (“FPIC”) wholly owned and majority owned subsidiaries.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Any written or oral statements made by or on behalf of FPIC may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements.  These uncertainties and other factors include, but are not limited to:

i)	Risks factors, including the effect on reserves and underwriting results, associated with changing market conditions that result from fluctuating cyclical patterns of property and casualty insurance business;
ii)	The uncertainties of the loss reserving process;
iii)	The occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;
iv)	The impact of surplus constraints on growth;
v)	The competitive environment in which FPIC operates, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;
vi)	The actual amount of new and renewal business;
vii)	Business risks that result from FPIC’s size and geographic concentration;
viii)	Developments in reinsurance markets that could affect our reinsurance programs;
ix)	The ability to collect reinsurance recoverables;
x)	The dependence of the reciprocal management segment upon a single major customer, Physicians Reciprocal Insurers (“PRI”), for the preponderance of its revenue and consequently, the effect of rates and claims experience on PRI’s ability to maintain or grow its premium base;
xi)	Developments in global financial markets that could affect our investment portfolio and financing plans;
xii)	Risk factors associated with the impact of rising interest rates on the market value of FPIC’s investments;
xiii)	Risks factors associated with the impact of rising interest rates on FPIC’s interest costs associated with its long term debt;
xiv)	Adverse changes in securities markets;
xv)	The ability to achieve cost savings associated with integration of Anesthesiologists Professional Assurance Company’s (“APAC”) into First Professionals Insurance Company (“First Professionals”)operations;
xvi)	Risk factors associated with financing and refinancing, including the willingness of credit institutions to provide financing and the availability of credit generally;
xvii)	Rates, including rates on excess policies, being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
xviii)	Uncertainties relating to government and regulatory policies (such as subjecting FPIC to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);
xix)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;
xx)	Business and financial risks associated with the unpredictability of court decisions;
xxi)	The loss of the services of any of our executive officers;
xxii)	Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize deferred acquisition costs, deferred tax assets, goodwill and other deferred or intangible assets;
xxiii)	General economic conditions, either nationally or in our market areas, that are worse than expected;
xxiv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on behalf of FPIC; and

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition, results of operations and liquidity and capital resources is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances and evaluate them on an on-going basis.  The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies discussed in remainder of this section of our Management’s Discussion and Analysis (“MD&A”) affect our more significant judgments and estimates used in preparation of the consolidated financial statements.  These are further commented upon in applicable sections on Results of Operations, Financial Position and Liquidity and Capital Resources that follow.   Information about the significant accounting policies we use in the preparation of our consolidated financial statements is included in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K and should also be considered.

Liability for Losses and Loss Adjustment Expenses (“ LAE”)

Our liability for losses and LAE (also referred to as our loss and LAE reserves) is the largest liability of our Company and the most sensitive financial statement item to estimation and judgment.  Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $549.8 million and $425.4 million, or 96% and 97%, of our total consolidated liability for losses and LAE as of December 31, 2003 and 2002, respectively.  The remainder of our reserves represent other smaller lines and products.

The primary factors affecting our estimates of how much we will pay and therefore reserve for insurance claims, defense costs and other related costs are:

•	Frequency and severity trends (numbers of claims and how much we will pay for each claim on average for one or more periods);
•	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment);
•	The timing or pattern of future payments;
•	The amount of defense cost we will pay for each claim or group of claims; and
•	Inflationary trends that are expected to bear on future loss and LAE payments.

These factors, in turn, can be affected by the judicial environment and tort-related trends over time.  It is also important to note that one or more of the actuarial methods used by us do not rely on specific assumptions for these factors; rather, these assumptions are developed as a by-product of the application of the methods, which may then be monitored and factored into the final judgmental considerations of the selection of the point estimate and range of reasonable values around the point estimate from among the methods.  All of the above-mentioned factors individually can and will generally vary from one period to the next over time but are estimated to approximate their ultimate values in setting reserve estimates.

In addition, due to the relatively small number of claims and the average cost per claim, any change in the trends assumed in the ultimate values for these factors may be expected to result in a significant change in the reserve estimates.  Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position.  As an example, a 1% increase or decrease in carried reserves, net of reinsurance, as of December 31, 2003, would result in an after-tax addition or reduction in reported net income of nearly $2 million, or 12% of our consolidated net income for the year ended December 31, 2003.   A typical range of reasonable values for MPL reserve estimates is considered to be as wide as 15%; thus, our results of operations and financial position are very sensitive to our reserve estimates and judgments, in addition to the performance of the business itself.

Reinsurance

Reinsurance does not relieve us from our primary obligations to policyholders.  Therefore, the failure of reinsurers to honor their obligations could result in losses to us.  The amounts recoverable from reinsurers on our unpaid losses and LAE are calculated by applying the terms of the respective ceded reinsurance contracts to our estimates of the underlying loss and LAE reserves that are subject to reinsurance.  Thus, to the extent our reinsured reserves change or are adjusted, so will the related reinsurance recoverable amounts and our exposure.

We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk with respect to the individual reinsurers that participate in our ceded programs to minimize our exposure to significant losses from reinsurer insolvencies.  We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.

Income Taxes

Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. We estimate and believe it is more likely than not that our deferred tax assets will be fully realized.  In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations.

Goodwill and Intangible Assets

Effective January 1, 2002, we adopted Financial Accounting Standard No. (“FAS”) 142, “Goodwill and Other Intangible Assets.”  Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized through charges to income, but do continue to be subject to annual (or under certain circumstances more frequent) impairment testing based on estimated fair values.

During the first quarter of 2002, we performed transitional impairment testing required under the new standard and took a charge in the form of a cumulative effect of accounting change for $29.6 million, net of tax effects, as of January 1, 2002.

We have obtained independent appraisals annually since the adoption of FAS 142, the most recent of which was performed as of December 31, 2003, which indicate that our goodwill and other intangible assets are fully recoverable.  Our remaining goodwill and intangible assets of $19.7 million will continue to be subject to impairment testing through independent appraisal or otherwise at least annually, and potentially more often should a triggering event occur.  A triggering event under FAS 142 might include such things as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

Investments

Our invested assets comprise our largest single asset class and consist mostly of investment securities in the form of fixed income investments in bonds and notes.  Our fixed income investment securities are carried at their market values and accounted for $528.6 million and $437.0 million or 85% and 81% of our total cash and invested assets, and 45% and 43% of our total assets, respectively as of December 31, 2003 and 2002.  Unrealized gains or losses in their market values are recorded directly in shareholders’ equity, net of tax effects, as a component of other comprehensive income.

There is an exception to the treatment noted above if and when an investment security considered to be available for sale is deemed to be other-than-temporarily impaired.  An other than temporary impairment may occur when the market value of a security falls below its cost by a material amount for an extended period of time (generally one year but can be less under certain circumstances) or when other creditworthiness issues arise with regard to an issuer.   If and when a security is deemed to be other than temporarily impaired it is written down to its estimated market value with a corresponding realized investment loss recognized in net income.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Our insurance subsidiaries are also subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  In addition to standard assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  We would be assessed on the basis of premiums written.  During 2001, a special assessment was levied on First Professionals and APAC that totaled $0.9 million.  No special assessments were made in 2003 or 2002.  In addition, we could be subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as a hurricane.

Revenue Recognition

Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy.  Premium receivables are recorded net of an estimated allowance for uncollectible amounts.

Some of our assumed reinsurance agreements with Physicians’ Reciprocal Insurers (“PRI”) for the year ended December 31, 2001 and prior, contained adjustable premiums based upon loss experience.  Our financial statements for the year ended December 31, 2001, included estimated adjustments accrued based on our loss experience under these agreements.  These agreements have since been non-renewed, amended or commuted.  The assumed reinsurance agreements with PRI for periods since then are fixed premium contracts with no such adjustable features.  See the following MD&A section.

Business with PRI

Reciprocal Management Agreement

Administrators for the Professions, Inc. (“AFP”) has a 10-year management agreement with PRI, under which it receives a management fee annually equal to 13% of PRI’s direct premiums written.  The current term of the management agreement runs through December 31, 2008.  Under the terms of the management agreement, AFP receives this fee in exchange for performing services necessary to conduct and manage the entire operation of PRI.  Such services include all or substantially all marketing, underwriting, policy issuance, policy administration, investment management, claims handling, and general and administrative functions, including human resources, accounting, financial reporting, and others, on an on-going basis over the life of the agreement.   AFP is also reimbursed by PRI for certain expenses paid on PRI’s behalf.  The expenses reimbursed by PRI are principally salaries and related payroll expenses, and overhead costs associated with claims, legal and risk management course personnel employed by AFP who work on PRI business.

The management fees are estimated, billed and collected on a monthly basis.  Our entitlement to such fees is ultimately based upon the provision of all of the services necessary to run PRI over the term of the contract.  Revenues are recognized as earned when they are billed as this accounting treatment reasonably approximates and accomplishes a recognition pattern that corresponds with the provision of the required services during the quarters and the year.  The fees estimated and billed, which are recognized in income, are reduced by an estimated provision for return premiums.

See the MD&A section, Contractual Obligations, Commitments and Off-Balance Sheet Arrangements that follows for a discussion and analysis of an additional commitment and related contingent liability assumed by AFP as a result of an amendment to its management agreement with PRI, effective January 1, 2002.

AFP also has two subsidiaries, FPIC Intermediaries (“FPIC Intermediaries”) and Group Data Corporation (“Group Data”).  FPIC Intermediaries acts as a reinsurance co-broker and intermediary for our insurance subsidiaries. Group Data acts as a co-agent and co-broker for our internal insurance needs and for the purchase of structured settlements from time to time for settled MPL claims for PRI.  The reciprocal management segment also includes FPIC’s 80% owned subsidiary Professional Medical Administrators (“PMA”), which acts as co-broker, intermediary and manager of reinsurance programs for PRI’s program business in Pennsylvania, whereby PRI assumes the premiums and risks insured. PRI also owns 10% of PMA and until August 2003, our subsidiary, First Professionals acted as the fronting carrier for PRI for the program business managed on its behalf by PMA.  Since then, PRI has used an outside carrier to act as its fronting carrier.

The financial results for these business arrangements make up our reciprocal management segment and are presented and discussed in the following applicable sections of this MD&A.  Additional financial information and disclosures about our reciprocal management segment and business can be found in Note 1, Organization and Nature of Operations, Note 16, Commitments and Contingencies, Note 20, Segment Information, and Note 22, Related Party Transactions, to our consolidated financial statements.

Reinsurance with PRI

Our insurance subsidiary, First Professionals, assumes reinsurance from PRI.  As discussed above, program business assumed by PRI in Pennsylvania was written on First Professionals’ policy forms, as fronting carrier, through July 31, 2003.  Effective August 1, 2003, PRI engaged an unrelated fronting carrier for this business and, with the exception of tail coverage, no new or renewal business is being written on First Professionals’ policy forms.

The assumed reinsurance and fronting fees on PRI business of First Professionals are included in the Insurance Segment and are also discussed further in the following applicable sections of this MD&A.  Additional financial information and disclosures about our assumed reinsurance and fronting fees from PRI can be found in Note 22, Related Party Transactions to our consolidated financial statements.

PRI is a Major Client of Ours

In addition to their contributions to our results of operations, our agreements and business arrangements with PRI as a major client of ours also means that our revenues and results of operations are financially sensitive to its revenues and financial condition.   We do not own PRI, or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities (as Revised), and so PRI’s financial statements are not consolidated or included in ours.  Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership vest with the policyholders of PRI.

PRI and our subsidiary, AFP, are regulated by the New York State Insurance Department (the “NYSID”).  PRI files its annual and quarterly statements with the NYSID containing its statutory-basis financial statements and other data.  AFP and PRI are required to file audited financial statements annually with the NYSID obtained from the same qualified independent accounting firm.

PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally. These risks include, but are not limited to, rate adequacy, adverse loss experience, and the effects of changes in market interest rates that it can earn on invested assets. PRI files information about its rates annually with the New York State Insurance Department. PRI implemented an 8.5% rate increase effective July 1, 2003 following several years of level rates. Growth at PRI is also subject to surplus constraints; however, as a reciprocal, PRI is able to operate with lower surplus and at higher leverage ratios than non-reciprocals such as our insurance subsidiaries. PRI’s policyholders’ surplus exceeds the minimum amount required under New York insurance laws and regulations. New York insurance laws and regulations do not impose risk-adjusted capital requirements. Further, as allowed under New York insurance laws, PRI has requested and received permission from the NYSID to follow the permitted practice of discounting its loss and LAE reserves.

The NYSID mandates the insurance rates PRI and other New York carriers are allowed to charge their policyholders.  These include the rates charged for the policies in excess of $1.3 million and for covered extended reporting endorsements for death, disability and retirement, which have been reinsured to First Professionals.   Under New York insurance statutes, the NYSID is also authorized to surcharge PRI’s policyholders in the event it is determined that those rates were deficient in one or more prior years as a result of adverse loss development.  The amount of the surcharge may be up to 8% of PRI’s policyholders’ premiums annually until such deficiency is recovered.

Despite the unique aspects of the business and regulatory environments PRI operates in, as an MPL insurer, it is still subject to many of the same types of risks as those of other MPL and property-casualty insurers, including similar risks to many of those described under “Safe Harbor Disclosure.”

Results of Operations - Consolidated Overview

The three years ended December 31, 2003 was a period of significant activity and progress for our company.

Net income in 2003 increased to $16.6 million, or $1.71 per diluted share, up 11% and 8%, respectively over income before accounting change of $14.9 million and $1.58 per diluted share for 2002.  Income before accounting change for 2002 was up over 400% compared with 2001 net income of $2.9 million, or $0.31 per diluted share.  All three of our business segments were profitable in 2003.  The year 2003 was the third year in a row of significant improvements in insurance pricing.  In addition, our reciprocal management and third party administration (“TPA”) segments have reported improved profits.

For the year ended December 31, 2002, we reported a net loss of ($14.7) million, or ($1.56) per diluted share, compared to net income of $2.9 million, or $0.31 per diluted share, for the year ended December 31, 2001.  Our net loss for 2002 includes a $29.6 million after-tax ($48.4 million pre-tax) charge for the cumulative effect of accounting change related to the adoption of FAS 142 on goodwill and other intangible assets.  The transitional impairment charges, resulting from the adoption of FAS 142, were associated entirely with our non-insurance segments.  Our income before the cumulative effect of accounting change was $14.9 million, or $1.58 per diluted share, for the year ended December 31, 2002.

During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million.  We used the proceeds along with other internally generated funds to retire our bank term loan and revolving credit facility.  We also completed the integration of APAC operations and transitioned the management of APAC and Intermed Insurance Company (“Intermed”) into First Professionals.  During the fourth quarter 2003, we negotiated and completed the commutation of our reinsurance with Gerling Global Reinsurance Corporation of America (“Gerling”).  We also negotiated our primary excess of loss reinsurance program renewal for 2004 at a reduced cost for the first time in several years.  Finally, we played an active part in tort reform on behalf of our policyholders, as well as the healthcare economy and the citizens of the State of Florida.

Our revenues and expenses were lower in 2003 than 2002.  Most of the decline was by design and the result of growth management initiatives we put in place in 2002, designed to level the amount of growth in our policyholder counts following an unprecedented period of growth at our insurance subsidiaries in 2001 and 2002.  Our MPL insurance markets have hardened significantly since 2000.  Net investment income was also lower in 2003.  While the equity markets recovered in 2003, interest rates fell to record lows during 2003 and for the third straight year, although rates did recover somewhat by the end of 2003 and exceeded 2002 year end levels.

Our total revenues for the year ended December 31, 2002 increased 12% to $221.9 million from $197.6 million for the year ended December 31, 2001.  The increase in revenues was primarily the result of price improvements on our core MPL business and growth in the number of policyholders.  Net premiums earned on our MPL business increased 23% to $148.6 million for the year ended December 31, 2002 from $120.5 million for the year ended December 31, 2001.  Revenues earned by our reciprocal management segment increased $2.4 million primarily as the result of an increase in claims administration and management fees earned.  In addition, brokerage commissions earned by FPIC Intermediaries increased when compared with the prior year.

Our total expenses for the year ended December 31, 2002 increased less than 1% to $198.2 million from $196.5 million for the year ended December 31, 2001.  Net losses and LAE incurred for the year ended December 31, 2002 increased $11.2 million or 9% when compared with the year ended December 31, 2001.  Net losses and LAE incurred on our MPL business increased 17% to $137.7 million for the year ended December 31, 2002 from $117.4 million for the year ended December 31, 2001.  Net losses and LAE incurred in 2002 were also reduced by losses and LAE incurred of $39.0 million that were ceded under the net account quota share reinsurance agreement with Hannover Re (“Hannover Re agreement”).  The increase in net losses and LAE incurred for the year ended December 31, 2002, reflects the growth in our business, taking into consideration expected loss trends.  The increases in total expenses were offset primarily by ceding commissions related to the Hannover Re net account quota share reinsurance agreement and our adoption of FAS 142.  The adoption of FAS 142 eliminated amortization expense of approximately $3.5 million for the year ended December 31, 2002.

Hannover Re Net Account Quota Share Reinsurance Agreement

One of the most significant financial developments for us in 2002 was our entering into the Hannover Re agreement.  It is supplemental to our other reinsurance programs and represents a very large reinsurance cession for us.

Future Plans

We plan to continue to focus on growing our insurance capital base and to work to reduce the additional reinsurance we are now carrying so that we can retain and grow this business for our own account.

A great deal of the progress we made has been possible in large part because of favorable market conditions we experienced since the end of 2000.  Therefore, one of the most obvious risks to our ability to continue this level of performance would be an unexpected increase in competition resulting in a softening of the market and leading to downward pressure on our insurance rates and profits.  There can be no assurance as to how long the current stable market conditions will continue.

Results of Operations - Insurance Segment

Our insurance segment is made up of our four insurance subsidiaries, First Professionals, APAC and The Tenere Group, Inc. (“Tenere”) companies Intermed and Interlex.  FPIC operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention the holding company devotes to the segment.  Financial and selected other data of our insurance segment for the years ended December 31, 2003, 2002 and 2001 is summarized in the table below.  Dollar amounts are in thousands.

Insurance Segment Results and Selected Other Information

	2003	Percentage Change	2002	Percentage Change	2001

Direct and assumed premiums written	$340,741	-1%	344,727	40%	245,403

Net premiums written	$143,134	2%	140,248	-5%	147,084

Net premiums earned	$131,665	-13%	151,684	16%	131,058
Net investment income	18,285	-12%	20,793	-9%	22,874
Commission income	—	-100%	8	-87%	62
Net realized investment gains	2,052	-56%	4,688	228%	1,429
Finance charge and other income	945	-24%	1,251	71%	731
Intersegment revenue	1,966	-16%	2,351	14%	2,059

Total revenues	154,913	-14%	180,775	14%	158,213

Net losses and LAE	118,974	-15%	139,571	9%	128,346
Other underwriting expense	11,219	-41%	19,155	-26%	25,883
Interest expense on debt	5,886	24%	4,762	6%	4,491
Other expenses	5,445	241%	1,596	49%	1,073
Intersegment expense	4,291	26%	3,414	-7%	3,652

Total expenses	145,815	-13%	168,498	3%	163,445

Income (loss) from operations before income taxes and cumulative effect of accounting change	9,098	-26%	12,277	335%	(5,232)

Less: Income tax expense (benefit)	2,635	-39%	4,316	198%	(4,385)

Income (loss) before cumulative effect of accounting change	6,463	-19%	7,961	1040%	(847)

Less: Cumulative effect of accounting change	—	0%	—	0%	—

Net income (loss)	$6,463	-19%	7,961	1040%	(847)

Selected Insurance Segment Information

Net paid losses and LAE on professional liability claims	$112,443	22%	92,497	7%	86,535

Average net paid loss per professional liability claim closed with indemnity payment	$213	16%	184	5%	176

Total professional liability claims and incidents reported during the period	3,063	-4%	3,191	42%	2,251

Total professional liability claims with indemnity payment (includes claims that were not closed)	283	-3%	293	-5%	310

Total professional liability claims and incidents closed without indemnity payment	1,965	-7%	2,104	46%	1,442

Total professional liability claims and incidents that remained open	5,507	18%	4,676	20%	3,907

Professional liability policyholders (excludes policyholders under fronting arrangements)	13,919	-18%	16,915	21%	14,010

Professional liability policyholders under fronting arrangements	2,136	-53%	4,544	1%	4,482

Insurance Overview

Insurance segment net income decreased 19% for the year ended December 31, 2003.  The decrease for the year was the result of lower net realized investment gains, lower net investment income, higher debt-related costs, and higher net intersegment expenses, comprised mainly of commissions payable to the reciprocal management segment.  The holding company, which is grouped with the insurance segment for reporting purposes, incurred debt-related costs of $1.5 million after income taxes ($2.5 million before income taxes) during 2003 as a result of unwinding interest rate swap agreements in the second and fourth quarters in connection with the repayment and retirement of our term loan and revolving credit facility.  Our improved underwriting margin (defined as net premiums earned less net losses and LAE and other underwriting expenses) of $5.2 million after tax ($8.5 million before income taxes) is mostly attributable to pricing improvements.  Approximately $1.3 million of the after-tax improvement ($2.2 million, pre-tax) in 2003 is attributable to the Hannover Re agreement.

Insurance segment net income increased $8.8 million for the year ended December 31, 2002, from a net loss of ($0.8) million for the year ended December 31, 2001, primarily due to price improvements on our MPL business and growth in the number of policyholders.  In addition, net losses and LAE for 2001 reflect adverse development and a corresponding prior year reserve charge (approximately $8.8 million) that did not recur in 2002.  Net investment income declined 9% to $20.8 million for the year ended December 31, 2002 from $22.9 million for the year ended December 31, 2001.

Effective October 3, 2002, we sold the renewal rights of Interlex’s LPL insurance business to a subsidiary of Professionals Direct, Inc., a non-affiliate,for $0.4 million.  The sale of Interlex’s renewal rights allows us to re-dedicate Interlex’s capital to our core MPL business.

Insurance Underwriting Results (Premiums, Losses and LAE, and Underwriting Expenses)

Net premiums earned, net losses and LAE incurred and other underwriting expenses, all declined (-13%, -15% and –41%, respectively) for the year 2003, primarily as a result of the reinsurance ceded under the Hannover Re agreement, which became effective July 1, 2002, and other growth management initiatives put into place in 2002.

Direct and Assumed Premiums Written

Direct and assumed premiums written decreased 1% to $340.7 million for the year ended December 31, 2003 from $344.7 million for the year ended December 31, 2002.  The small decrease primarily reflects the offsetting trends of price improvements at all our insurance companies and growth in our core MPL book of business in Florida, offset by lower premiums on fronted business and LPL business and lower MPL premiums in certain other states.

Direct and assumed premiums written increased 40% to $344.7 million for the year ended December 31, 2002 from $245.4 million for the year ended December 31, 2001.  The increase primarily results from rate increases realized and growth in the number of policyholders in our core MPL business.  First Professionals implemented rate increases for new and renewal policies in January and December 2001, and again in December 2002; APAC implemented rate increases in July 2001 and 2002; and Intermed implemented rate increases in November 2001 and July 2002.  We also experienced growth in direct premiums written under fronting arrangements for workers’ compensation business of $19.4 million for the year ended December 31, 2002 when compared to the year ended December 31, 2001.  The growth in direct premiums written was partially offset by a decline of $7.8 million in our group accident and health (“A&H”) programs, which were discontinued in November of 2001.

Net Premiums Written

Net premiums written increased 2% to $143.1 million for the year ended December 31, 2003 from $140.2 million for the year ended December 31, 2002. The small increase in net premiums written is attributable to the growth management initiatives put into place during 2002, and is basically the result of planned reductions in our overall numbers of policyholders in 2003, and continuing pricing improvements, which have largely offset one another.

Ceded written premiums under the Hannover Re agreement were $84.3 million and $85.5 million for the years ended December 31, 2003 and 2002, respectively. Thus, while the Hannover Re agreement did have a significant impact on the change in net premiums earned and our underwriting results between 2003 and 2002, it did not have a significant impact on the overall change in net premiums written between 2002 and 2003.

Net premiums written decreased 5% to $140.2 million for the year ended December 31, 2002 from $147.1 million for the year ended December 31, 2001. The decline in net premiums written is related to the Hannover Re agreement effective July 1, 2002 between our largest subsidiary, First Professionals, and two companies of the Hannover Re group.

Hannover Re Net Account Quota Share Reinsurance Agreement

Net premiums earned, net losses and LAE incurred, and other underwriting expenses incurred were reduced by amounts ceded under the Hannover Re agreement of $87.3 million, $71.0 million and $22.1 million, respectively, for the year ended December 31, 2003, and by $48.2 million, $39.0 million and $12.8 million, respectively, for the year ended December 31, 2002. Before the amounts ceded under the Hannover Re agreement, net premiums earned, net losses and LAE and other underwriting expenses increased in 2003 by $19.1 million (10%), $11.3 million (6%), and $1.4 million (4%), respectively.

The Hannover Re net account quota share reinsurance cession resulted in improvements to our net underwriting margin of $5.8 million in 2003 and $3.6 million in 2002 ($3.5 million and $2.2 million, respectively after income taxes). The agreement resulted in an increase in our insurance segment’s total income from operations before income taxes and cumulative effect of accounting change of $1.3 million ($0.8 million after income taxes) for the year 2003 and $2.5 million ($1.6 million after income taxes) in 2002 (excluding the effects of net investment income we earned on funds withheld.) Finance charges associated with the Hannover Re agreement are included in other expenses and were $4.5 million in 2003 and $1.1 million in 2002. The increase in these charges was due to growth in the funds withheld account under the agreement.

Under the terms of the Hannover Re agreement, we ceded approximately $50.8 million of our unearned premiums, and $34.7 million of our direct written premiums, net of other reinsurance, in 2002. The agreement, which calls for First Professionals to cede quota share portions of its written premiums, contains adjustable features including sliding scale ceding commissions and a cap on the amount of losses that may be ceded to the reinsurer, all of which serve to make it what is commonly referred to as a finite-type reinsurance contract. The original agreement also contained a loss corridor on business ceded through March 31, 2003, but it was removed and other modifications were made in connection with the amendment and extension of the agreement discussed below. The effect of these features is to limit the reinsurers’ aggregate exposure to loss and reduce the ultimate costs of this reinsurance to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals. While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of reinsurance protection is significant, as determined in accordance with guidance under both GAAP and statutory accounting practices. In addition to ceding a significant portion of our risks to Hannover Re, the agreement also allows us to reduce our financial leverage and to realize immediate reimbursement for our up-front acquisition costs, which, in turn, lessens strain on our capital.

On May 6, 2003, we entered into an amendment to the Hannover Re agreement that, effective April 1, 2003, extends its expiration date to include policies written and renewed through December 31, 2004. The agreement has also been amended to remove the loss corridor on business written and ceded, beginning April 1, 2003, and to reduce the lower end of the sliding scale ceding commission range from 27.5% to 20%. A provision has also been added that will allow First Professionals to reduce the quota share amount of premiums to be ceded under the agreement in 2004. Cancellation provisions have also been added; one that gives First Professionals the option to cancel the agreement on or after January 1, 2004, with 30 days notice, and one that gives Hannover Re the option to cancel the agreement as of the effective date of any decrease in First Professionals’ base rate for its MPL insurance policies that exceeds 5%.

Net Premiums Earned

The growth in net premiums earned and related increases in loss costs and other underwriting expenses in 2003 before the Hannover Re agreement were primarily the result of pricing improvements. The year 2003 marks the third consecutive year that First Professionals, APAC and Intermed have implemented significant rate increases. These price improvements also contributed to the increase in net premiums earned, excluding the Hannover Re agreement, in contrast to the significant decline in the number of professional liability policyholders for all companies combined by nearly 3,000, or 18%, to 13,919 as of December 31, 2003 from 16,915 as of December 31, 2002. Of this decline, the sale of the renewal rights to the Interlex legal professional liability book of business in 2002 accounted for approximately 1,800 fewer policies. The remaining declines occurred in non-core states and in Missouri as we freed up capacity, with a view towards using it for First Professionals’ core MPL business in Florida. The declines in Missouri were expected as we implemented a very large rate increase in 2003.

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

Losses and LAE Incurred

Our loss and LAE ratio for the year ended December 31, 2003 was 90%, a decrease of 2% from 92% for the year ended December 31, 2002. Our loss and LAE ratios before the effects of the Hannover Re agreement were 87% and 89% for 2003 and 2002, respectively. A loss ratio is defined as the ratio of loss and LAE incurred to net premiums earned. The 2% decrease in our loss and LAE ratio for 2003 is smaller than the level of pricing improvements we have made. This is because the significant price increases at our smaller companies, APAC and Intermed, occurred relatively recently and there is a corresponding time lag before the underlying written premiums are earned and the resulting underwriting improvements would be recognized. Intermed experienced higher than expected losses in 2003 and took an 83% rate increase in August 2003. APAC also experienced a smaller, unanticipated increase in its loss experience in 2003. In addition, the overall costs of our ceded excess of loss reinsurance increased in 2003, which also had the effect of reducing net premiums earned and increasing our loss and LAE ratios, accordingly.

The negative effects on the loss and LAE ratios of our smaller companies, however, were offset by the more significant improvements in the loss and LAE costs incurred relative to net premiums earned at First Professionals. In addition to being much larger than Intermed and APAC, First Professionals began implementing significant pricing improvements earlier and has continued to do so over a longer period.

Net losses and LAE incurred increased 9% to $139.6 million for the year ended December 31, 2002 from $128.3 million for the year ended December 31, 2001. Net losses and LAE incurred in 2002 were reduced by an increase in ceded losses and LAE incurred under the Hannover Re agreement of $39.0 million. The increase in net losses and LAE incurred for the year ended December 31, 2002 reflects growth in business, taking into consideration expected loss trends. Our loss ratios for the years ended December 31, 2002 and 2001 were 92% and 98%, respectively. The 6% decrease in the reported loss ratio for the year ended December 31, 2002 is primarily due to a significant prior year reserve charge taken in 2001, which was not necessary in 2002 (-5%), loss expense reduction and productivity (-2%), our exit from our former group A&H business (-1%) and other
(-1%); which were partially offset by the effects of the Hannover Re agreement (3%).

Selected Loss and LAE Data

The increases in net paid losses and LAE during 2003 and 2002 (22% and 7%, respectively) are in line overall with growth in our business in 2002 and 2001, taking into account the time lag inherent in claims processing and differences in reinsurance terms on business written in 2001 and 2000. Adjusted for the effects of these factors, our average net paid losses and overall severity trends were in line with those assumed in our carried reserves. For the years ended December 31, 2002 and 2001, the consolidated number of our professional liability policyholders grew approximately 21% and 29%, respectively. Our loss and LAE reserves, net of reinsurance, also grew by 14% and 6%, respectively, in 2002 and 2001.

The growth in our business in 2002 and 2001 was also the significant factor in the growth in newly reported claims and incidents in 2002 and our total inventory of unpaid professional liability claims and incidents in 2003 and 2002. Newly reported claims and incidents declined slightly in 2003 as we reduced our book of professional liability business in 2003. This decrease was offset to some extent by an acceleration of claims and incidents at First Professional that occurred as a result of the Florida tort reform legislation, which became effective September 15, 2003. As a result, we received approximately 150 to 200 newly reported claims that we believe were accelerated from future periods to meet the new Florida Tort legislation deadline. We have since experienced an offsetting trend in the form of a reduction in newly reported claims.

The number of claims with an indemnity payment (“CWIP”) during 2003 also decreased 3% from 2002’s CWIP claims. The percentage of CWIP to all closed claims for 2003 was 13%, or 1 percentage point higher than the 2002 CWIP percentage of 12%. Our 2003 and 2002 CWIP percentages are significantly lower than 2001’s CWIP percentage of 18%. This significant improvement is largely the result of claims management initiatives implemented beginning in 2001, and the implementation of more restrictive underwriting and risk selection criteria. The average net paid loss per indemnity claim closed with payment increased 16% in 2003, which although higher than our assumed loss trend, can be attributed to the effects of the annual aggregate deductibles under our 2000 and 2001 excess of loss reinsurance treaties and the impact of now retaining a portion of our excess of loss reinsurance as a result of the Gerling commutation. It should also be noted that all of our loss and LAE data presented above is calendar year information and, thus can fluctuate above and below the long-term coverage year assumptions used in estimating our loss and LAE reserves from period to period.

Other Underwriting Expenses

Our other underwriting expenses were $11.2 million, or 41% lower in 2003 than 2002. The ceding commission under the Hannover Re agreement, which is a credit to other underwriting expenses, increased $9.8 million from $13.2 million in 2002 to $23.1 million in 2003. Other underwriting expenses, excluding the effects of the Hannover Re agreement, increased $1.4 million, or 4%. This increase compares favorably with the corresponding increase in net premiums earned and is indicative of an overall gain in productivity. The ratio of other underwriting expenses to net premiums earned before the effects of the Hannover Re agreement decreased from 16% to 15%.

Other underwriting expenses decreased 26% to $19.2 million for the year ended December 31, 2002 from $25.9 million for the year ended December 31, 2001. The decline in other underwriting expenses is attributable to ceding commissions recognized under the terms of the Hannover Re agreement in the amount of $13.2 million. In addition, First Professionals, our largest insurance subsidiary, performed a study of its 2001 expenses incurred in the administration of claims and based on the results of this study, decreased the amount of expenses allocated to LAE in 2002.

Investment Results

Net investment income

Our net investment income declined 12% to $18.4 million for the year ended December 31, 2003 from $21.0 million for the year ended December 31, 2002. These declines in our net investment income are primarily the result of the prolonged status of prevailing interest rates at historically low levels. As a result, we continue to invest current funds primarily in fixed income securities with shorter maturities and durations and maintain significant short-term invested cash. While these holdings reduce our exposure to losses should the interest environment change and rates begin to rise, they also produce lower current income.

Net investment income declined 9% to $20.8 million for the year ended December 31, 2002 from $22.9 million for the year ended December 31, 2001. The decline in net investment income was primarily due to lower prevailing interest rates and reduced yields on fixed income investments, beginning in the second half of 2001. We also continued to hold significant funds in short-term invested cash in anticipation of possible improvements in fixed income rates rather than committing those funds to longer-term investments at historically low yields. The effects of historically low yields have been offset at least to some extent by growth in cash and invested assets.

Realized investment gains and losses

We realized gains of $11.2 million and losses of $4.1 million on investment securities sold during the year 2003, resulting in net realized investment gains on sales of debt and equity securities of $7.1 million for the year ended December 31, 2003. We also realized gains of $0.2 million on the sale of real estate during the first quarter of 2003.

Also included in 2003 net realized gains and losses were charges of $5.3 million for other-than-temporary impairments (“OTTI”) of two private equity holdings. Included in the OTTI charge was $4.5 million related to our investment in American Professional Assurance, Ltd. (“APAL”). Plans were put into place during the second quarter of 2003 to transition management of our APAC insurance subsidiary to First Professionals and to non-renew our existing management agreement with APA Management, Inc. (“APAM”) and our 25% quota share reinsurance agreements with APAL effective December 31, 2003. The 25% quota share reinsurance agreements with APAL comprise a significant component of its revenues. In addition to this anticipated decline in future revenues, APAL reported net losses and declines in shareholder’s equity in its most recent financial statements provided to FPIC during the second quarter of 2003.

Net realized investment gains increased 228% to $4.7 million for the year ended December 31, 2002 from $1.4 million for the year ended December 31, 2001. Certain securities may be liquidated from time to time in order to reposition the portfolio or to take advantage of current market and economic conditions, which result in realized investment gains or losses. However our investment strategy remains focused on high quality, fixed income securities held for the long-term. The increase in net realized investment gains in 2002 is a reflection of this strategy.

Unrealized investment gains and losses

As of December 31, 2003, our consolidated investment portfolios of bonds and U.S. Government securities and equity securities had net unrealized gains of $6.5 million (comprised of gross unrealized gains of $9.5 million and gross unrealized losses of $3.0 million.) As of December 31, 2002, our consolidated investment portfolios of bonds and U.S. Government securities and equity securities had net unrealized gains of $11.8 million (comprised of gross unrealized gains of $13.3 million and gross unrealized losses of $1.5 million.)

Other – Finance Charges and Other Income, Interest Expense, Other Expenses and Income Tax Expenses

Finance charges and other income

Finance charges and other income decreased 24% to $0.9 million for the year ended December 31, 2003 from $1.3 million for the year ended December 31, 2002. Finance charges and other income increased 71% to $1.3 million for the year ended December 31, 2002 from $0.7 million for the year ended December 31, 2001. The fluctuation of finance changes and other income related to the inclusion of $0.4 million received as a result of the sale of the renewal rights on Interlex’s LPL business during 2002.

Interest expense on debt

The increase in interest expense on debt for the year 2003 as compared with 2002 is primarily due to charges of $2.5 million included in 2003 expense to unwind swap agreements associated with the pay down and retirement of our former bank credit facility. This was offset by the lower total borrowing costs, as compared with the former bank credit facility, of FPIC’s newly issued junior subordinated debentures and unsecured senior notes and the recapture of the amortization of unrealized losses of previous interest rate swap agreements.

The increase in other expenses in 2003 is due to growth of the funds withheld by us under the Hannover Re agreement and the corresponding finance cost in the form of interest credited to Hannover Re on those funds of $4.5 million and $1.1 million for the year ended December 31, 2003 and 2002, respectively. Other expenses increased 49% to $1.6 million for the year ended December 31, 2002 from $1.1 million for the year ended December 31, 2001. The increase in other expenses is due to the interest related to the Hannover Re agreement, partially offset by a decline in amortization expense due to our adoption of FAS 142. In accordance with FAS 142, we ceased the amortization of goodwill and indefinite lived intangible assets during the first quarter of 2002.

The decrease in income tax expense for the year ended December 31, 2003 is primarily due to the decrease in income before income taxes and cumulative effect of accounting change when compared with the prior year and additional tax expense recognized in 2002 associated with the examination of FPIC’s 1998 and 1999 Federal income tax returns by the Internal Revenue Service.

Income tax expense increased to $4.3 million for the year ended December 31, 2002 from an income tax benefit of $4.4 million for the year ended December 31, 2001. Income tax expense in 2002 increased primarily as a result of an increase in pre-tax income when compared with 2001. We recognized an income tax benefit in 2001 because our permanent differences, primarily tax-exempt interest, were greater than our pre-tax income. The effect of these permanent differences was proportionately less when compared with pre-tax income in 2002, resulting in tax expense at an effective rate of 37%. In 2001, we also engaged outside investment managers and began re-positioning investments including the re-positioning of investments in tax-exempt municipal securities to investments in taxable securities.

Results of Operations - Reciprocal Management Segment

Our reciprocal management segment is made up of AFP, our New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries and Group Data. AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. FPIC Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance for PRI and FPIC. Group Data acts as a broker in the placement of annuities for structured settlements. The segment also includes the business of PMA, an 80% owned subsidiary (70% owned prior to January 1, 2003.) PMA provides brokerage and administration services to PRI for professional liability insurance programs. PRI owns 10% of PMA. Additional information about our management agreement and other business with PRI appears in the preceding section of this MD&A, Business with PRI. Financial and selected other data for the reciprocal management segment for the years ended December 31, 2003, 2002, and 2001 is summarized in the table below. Dollar amounts are in thousands.

Reciprocal Management Segment Results and Selected Other Information

	2003	Percentage Change	2002	Percentage Change	2001

Claims administration and management fees	$26,582	9%	24,341	6%	22,959
Net investment income	116	-18%	141	-59%	344
Commission income	5,496	47%	3,732	50%	2,483
Other income	94	13%	83	-79%	399
Intersegment revenue	4,316	28%	3,381	9%	3,111

Total revenues	36,604	16%	31,678	8%	29,296

Claims administration and management expenses	19,687	4%	18,940	3%	18,420
Other expenses	213	-14%	248	-89%	2,172
Intersegment expense	1,554	-1%	1,577	4%	1,518

Total expenses	21,454	3%	20,765	-6%	22,110

Income from operations before income taxes and cumulative effect of accounting change	15,150	39%	10,913	52%	7,186

Less: Income tax expense	5,971	39%	4,309	52%	2,838

Income before cumulative effect of accounting change	9,179	39%	6,604	52%	4,348

Less: Cumulative effect of accounting change	—	-100%	24,363	100%	—

Net income (loss)	$9,179	152%	(17,759)	-508%	4,348

Selected Reciprocal Management Segment Information

Reciprocal premiums written under management	$205,557	10%	186,924	4%	180,539

Reciprocal statutory assets under management	$860,463	5%	821,396	-2%	834,138

Professional liability policyholders under management	11,149	6%	10,547	6%	9,950

Reciprocal Management Overview

The increase in reciprocal management income before cumulative effect of accounting change during the year ended December 31, 2003 was primarily due to higher management fees, commission income and intersegment revenues. The growth in these revenues was the result of growth in 2003 of premiums written at PRI and higher ceded premiums at PRI and our insurance companies, which are co-brokered by FPIC Intermediaries. Intersegment revenues and expenses primarily relate to commission income from First Professionals for the placement of reinsurance and the management of the Pennsylvania fronting program; and the holding company’s overhead allocation, respectively. These amounts are eliminated in the consolidated financial statements.

Reciprocal management income before cumulative effect of accounting change increased during the year ended December 31, 2002, primarily due to higher management fees and commission income. The growth in these revenues was the result of growth in 2002 of premiums written at PRI and higher ceded premiums at PRI and our insurance companies, which are co-brokered by FPIC Intermediaries. Also contributing to the higher 2002 income before cumulative effect of accounting change were lower total expenses due to ceasing the amortization of goodwill, previously recognized in other expenses, in accordance with the adoption of FAS 142 during the first quarter of 2002.

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

Reciprocal Management Revenues

Management fees earned by AFP are classified with claims administration and management fees in our statements of income. They are comprised entirely of management fees from PRI and the increase for the years ended December 31, 2003 and 2002 are due to the corresponding increase in the direct premiums written by PRI. In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums.

Effective January 1, 2002, AFP and PRI amended the management agreement, including the elimination of the sharing by AFP of 10% of PRI’s statutory net income or loss, which accounts for the decline in other income. The amendment was approved by the New York State Insurance Department. AFP also agreed to pay 6% annual interest on the 10% profit share amounts already earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. Additional information about our management agreement with PRI appears in the preceding section of this MD&A, Business with PRI.

The increase in commission income for the years ended December 31, 2003 and 2002 is primarily due to increases in co-brokerage commissions earned by FPIC Intermediaries from third party reinsurers for the placement of reinsurance and by PMA based on growth in the insurance program it manages for PRI in Pennsylvania. FPIC Intermediaries’ brokerage commissions are determined as a percentage of reinsurance premiums ceded and have increased significantly as the underlying ceded premiums have grown at both our insurance subsidiaries and PRI, for which FPIC Intermediaries participates in the placement of reinsurance. In addition, commission income of approximately $0.5 million was recognized in 2002 as a result of a brokerage fee earned from Hannover Re related to the placement of our net account quota share reinsurance agreement. Additional information about FPIC Intermediaries and its business with PRI appears in the preceding section of this MD&A, Business with PRI.

The increase in intersegment revenues in 2003 was driven by an increase in reinsurance rates that increased the commissions earned on reinsurance treaties brokered for First Professionals.

Reciprocal Management Expenses

The increase reported in reciprocal management expenses for the year ended December 31, 2003 is due to the combination of an increase in operating expenses at AFP to manage growth at PRI and an increase in operating and commission expenses at PMA associated with an increase in premiums written and placed on behalf of PRI.

The increase in reciprocal management expenses for the year ended December 31, 2002 is due to an increase in operating expenses incurred to manage the growth in business at PRI, offset partially by a decline in risk management department expenses when compared to the year ended December 31, 2001. As described above, the management agreement between AFP and PRI was amended in 2002. As part of the amended agreement, PRI is to reimburse AFP for 50% of risk management department expenses. Additional information about our management agreement with PRI appears in the preceding section of this MD&A, Business with PRI.

Results of Operations - Third Party Administration (“TPA”) Segment

Our TPA segment represents the business of our subsidiary EMI. Financial and selected other data for our TPA segment for the years ended December 31, 2003, 2002, and 2001 is summarized in the table below. Dollar amounts are in thousands.

TPA Segment Results and Selected Other Information

	2003	Percentage Change	2002	Percentage Change	2001

Claims administration and management fees	$14,313	13%	12,693	1%	12,545
Net investment income	13	-70%	43	-73%	159
Commission income	2,162	-13%	2,475	-1%	2,503
Net realized investment losses	—	100%	—	100%	—
Other income	1	-88%	8	-78%	36
Intersegment revenue	25	-70%	83	-89%	741

Total revenues	16,514	8%	15,302	-4%	15,984

Claims administration and management expenses	14,411	3%	13,958	-6%	14,784
Other expenses	—	100%	—	-100%	1,327
Intersegment expense	462	-44%	824	11%	741

Total expenses	14,873	1%	14,782	-12%	16,852

Income (loss) from operations before income taxes and cumulative effect of accounting change	1,641	216%	520	160%	(868)

Less: Income tax expense (benefit)	711	240%	209	170%	(297)

Income (loss) before cumulative effect of accounting change	930	199%	311	154%	(571)

Less: Cumulative effect of accounting change	—	-100%	5,215	100%	—

Net income (loss)	$930	119%	(4,904)	-759%	(571)

Selected TPA Segment Information

Covered lives under employee benefit programs	106,927	-2%	109,171	31%	83,637

Covered lives under workers’ compensation programs	38,400	1%	38,100	1%	37,700

TPA Overview

Our TPA segment’s income before cumulative effect of accounting change increased during the year ended December 31, 2003, primarily due to higher claims administration fees and improved operating margins. Growth in the number of covered members serviced by the ambulance service organization to which we provide administrative services along with cost savings and productivity initiatives helped improve our margins in 2003.

TPA income before cumulative effect of accounting change increased during the year ended December 31, 2002, primarily due to improved operating margins and lower total expenses. Operating margins improved through a combination of cost saving and productivity initiatives and pricing improvements. Total expenses for the year ended December 31, 2002 decreased primarily due to ceasing the amortization of goodwill, previously recognized in other expenses, in accordance with the adoption of FAS 142 during the first quarter of 2002. The TPA segment recorded a transitional impairment charge of $5.2 million, after income taxes, during the first quarter of 2002, as a result of the adoption of FAS 142. This transitional impairment charge is accounted for as a cumulative effect of accounting change. The non-cash transitional impairment charge primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by the TPA segment.

TPA Revenues

Claims administration fees earned by EMI are classified with claims administration and management fees in our consolidated statements of income. The increase in claims administration fees in 2003 is primarily due to an increase in the number of members serviced by the ambulance service organization to which we provide administrative services and to a lesser extent, improvements in pricing.

The decline in commission income earned for the period ended December 31, 2003 is the result of a change in contract terms with a major client. The contract was changed from receiving commission income based on a percentage of premiums to a fixed fee for service basis.

Our results of operations for the period ended December 31, 2001 include our Albuquerque TPA division, which was disposed of in December 2001. Excluding the effect of the Albuquerque TPA division, claims administration and management fees and claims administration and management expenses increased $2.7 million and $2.3 million, respectively for the year ended December 31, 2002, when compared with the year ended December 31, 2001. These increases reflect the revenues and costs incurred as a result of growth in new business.

TPA Expenses

The lower increase in claims administration and management expenses for the year ended December 31, 2003 when compared with the increase in claims administration and management fees for the same period in 2002 is the result of certain expense saving initiatives and productivity improvements achieved by servicing growth in covered lives with our existing personnel and service platforms. These initiatives and others have also accounted for the improved margins in 2003 versus 2002.

Other expenses for the year ended December 31, 2003 decreased primarily due to ceasing the amortization of goodwill in accordance with the adoption of FAS 142, as described above. In addition, the year 2001 results include a restructuring charge of approximately $0.6 million, before income taxes, in connection with the disposition of the Brokerage Services, Inc. division of EMI in Albuquerque, New Mexico, which did not recur in 2002. We sold the division’s assets and cancelled its service agreements with self-insured customers. Certain other contracts were retained and are serviced by our Jacksonville, Florida division. The 2001 restructuring activity was a continuation of our consolidation of the TPA operations and concluded the restructuring activities of the Albuquerque division that began during 2000.

Management’s Discussion & Analysis of Financial Position: December 31, 2003 Compared to December 31, 2002

Cash and Investments

Cash and investments increased $84.0 million to $622.7 million as of December 31, 2003 from $538.7 million as of December 31, 2002. The increase in cash and investments is primarily due to growth in insurance premiums and the cash received from the commutation of reinsurance formerly placed with Gerling, which helped generate net operating cash flows of $89.9 million for the year ended December 31, 2003.

Other invested assets declined $6.0 million to $4.8 million as of December 31, 2003 from $10.8 million as of December 31, 2002. We sold our investment in American Physicians Insurance Services, Inc. (“APS”) to its majority shareholder for approximately $2.05 million and recognized a small gain on the transaction (less than $0.1 million). We also recognized other than temporary impairments on two privately held investments totaling $5.3 million in 2003. One of these was our 9.8% investment in APAL, which we wrote down by $4.5 million to $0.8 million in 2003. Partially offsetting the decline were investments in three wholly owned trusts of approximately $1.1 million, in aggregate, established for the sole purpose of issuing our trust preferred securities.

Insurance Assets (Premium Receivables, Reinsurance Recoverable, Ceded Unearned Premiums, and Deferred Policy Acquisition Costs)

Insurance assets, including premiums receivable, reinsurance recoverable and related assets, increased as a group as of December 31, 2003 when compared with December 31, 2002. The growth in our insurance assets is primarily the result of continued growth in the insurance premiums of our core MPL business during 2003.

Due from reinsurers on unpaid losses increased $107.6 million to $275.8 million as of December 31, 2003 from $168.2 million as of December 31, 2002. Approximately $64.9 million of the increase in due from reinsurers on unpaid losses is attributable to reserves ceded under the Hannover Re agreement during the year 2003. Of the remaining increase, approximately $34.0 million represents the growth in reinsurance recoverable under our primary excess of loss reinsurance program covering our core business.

In keeping with our growth management strategy, we have exited all but one remaining fronting program as of December 31, 2003 or prior. Therefore, we expect the insurance assets and liabilities associated with former fronting programs to level off and begin to decline in the future.

Commutation of Gerling Global Reinsurance

In the fourth quarter of 2003, we successfully negotiated and completed the commutation of reinsurance formerly placed with Gerling. Gerling ceased writing and renewing business voluntarily in the United States during 2002 and we replaced Gerling’s participation in our reinsurance programs beginning in 2003. A. M. Best downgraded Gerling several times during 2003 and ultimately ceased assigning them a rating.

Under the terms of the commutation, we received $23.5 million in exchange for a complete release of Gerling from their reinsurance obligations to us under our 2002, 2001 and 2000 primary excess of loss reinsurance programs, in which Gerling participated at 20%, 20% and 15%, respectively, and its assumption of non-standard risks under a small special facultative reinsurance program. The related assets for amounts due from Gerling on reinsured unpaid losses and ceded unearned premiums were eliminated and the remaining funds received were accounted for as an increase in our loss and LAE reserves in the form of bulk reserves. No gain or loss was recognized on the transaction. This transaction resulted in a reduction from the amounts due from reinsurers on unpaid losses, offsetting some of the growth in this asset for 2003.

Deferred Taxes

Our net deferred tax asset (“DTA”) remained level as of December 31, 2003 when compared with December 31, 2002. Increases in our net DTA resulting from growth in our business and the related additional discounting of loss and LAE reserves, the 20% reduction in unearned premiums, and other temporary differences that generate DTAs, were essentially offset by the continued amortization of tax deductible goodwill, for which a DTA is realized and reduced annually.

Insurance Liabilities (Liability for Losses and LAE, Unearned Premiums, Reinsurance Payable and Paid in Advance Premiums)

The increases in our insurance liabilities as of December 31, 2003, including the liability for losses and LAE, unearned premiums and reinsurance payable are attributable to growth in our core MPL insurance business.

We conducted in-house actuarial studies of our loss and LAE reserves as of December 31, 2003 and also during the third quarter using data as of June 30, 2003. The results of our most recent actuarial study and review confirm that our aggregate loss and LAE reserves as of December 31, 2003, are adequate.

The implied range of reasonable loss and LAE reserves, net of reinsurance, estimated by FPIC as of December 31, 2003, was $276.4 million to $321.2 million. Our consolidated loss and LAE reserves, net of reinsurance, were $298.8 million in aggregate as of December 31, 2003, which represents management’s best estimate and was approximately equal to our in-house actuary’s point estimate within his range. Our independent actuary has also tested the loss and LAE reserves of each of our individual insurance subsidiaries as of December 31, 2003 and has issued his reports thereon, which have been filed with the Florida and Missouri insurance departments.

One item of note was the acceleration of claims (estimated at approximately 150 to 200 claims) at First Professionals as a result of tort reform legislation adopted in Florida, which had the effect of increasing the actuarial point estimate as of December 31, 2003. For additional information about these 2003 developments, please refer to the applicable preceding insurance segment sections of the MD&A, Insurance Underwriting Results (Premiums, Losses and LAE, and Underwriting Expenses), Losses and LAE Incurred and Selected Loss and LAE Data.

Approximately $58.2 million of the increase in reinsurance payable for the year ended December 31, 2003 was the result of business ceded under the Hannover Re net account quota share agreement. This increase in reinsurance payable was partially offset by the payment of premiums due under FPIC’s primary reinsurance agreement.

Long Term Debt

During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. We used the proceeds along with other internally generated funds to retire our bank term loan and revolving credit facility, make a capital contribution to our insurance operations and unwind hedge agreements related to the revolving credit facility and term loan. The new securities issued mature in 30 years and are described more fully under the section, Liquidity and Capital Resources, below.

Other Assets and Liabilities

The significant decreases in other assets and accrued expenses and other liabilities of approximately $38.2 million and $37.9 million, respectively, as of December 31, 2003, are primarily attributable to purchase and sale transactions involving investment securities, which were entered into prior to December 31, 2002, but for which settlements occurred in January 2003. We did not have similar investment transactions at the end of 2003.

Shareholder Equity

Our shareholders’ equity increased $20.8 million to $186.7 million as of December 31, 2003 from $165.9 million as of December 31, 2002. Our book value per share increased 8% to $19.10 from $17.67. Net income contributed $16.6 million to the growth in our shareholders’ equity, while accumulated other comprehensive income (“OCI”) declined approximately $1.2 million. The decline in accumulated OCI as of December 31, 2003 versus December 31, 2002, was caused by an increase in prevailing market interest rates on fixed income securities, offset by the elimination of unrealized losses of $1.5 million resulting from the termination interest rate swaps associated with our prior bank term loan and revolving credit facility, and the corresponding decrease in the unrealized gains on our investment securities, which are included in accumulated OCI, net of income tax effects. The remaining increase of $5.4 million was due to the exercise of stock options by directors and employees during 2003 and the associated payments made to FPIC upon exercise of these options.

Refer to the applicable section in Liquity and Capital Resources for information about the restricted net assets of our insurance subsidiaries.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

FPIC has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. FPIC also has items that represent contractual obligations, commitments and contingent liabilities that are not recorded on its balance sheet or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in the balance sheet. These include: (1) derivative financial instruments, which are used to hedge interest rate risk, (2) guarantees by us of trust preferred securities issued by separately created, unconsolidated trusts, (3) a contingent liability under an amendment made to AFP’s management agreement with PRI, effective January 1, 2002, and (4) an irrevocable letter of credit issued in favor of the lessor under an operating lease.

FPIC uses interest rate collars as a hedge to maintain the total borrowing costs of its long term debt (interest expense on the debt instruments, plus or minus cash flows under the interest rate collar instruments) to within specified ranges. FPIC’s all in borrowing costs on long term debt combined with the corresponding cash flows under the related interest rate collars can fluctuate between $2.3 million to $3.8 million annually, until such time as the interest rate collars expire. The interest rate collars are set to expire on dates corresponding with the first dates under the respective long-term debt agreements at which they can be retired by us at our option, which is five years from the date of issue in each case.

FPIC also had interest rate swaps in effect as hedging instruments for the adjustable rate interest obligations under its former bank credit facility. During 2003, the bank credit facility was retired and the related remaining portions of the interest rate swap agreements were settled. As a result, charges of approximately $2.5 million in aggregate were recognized in 2003, of which $0.9 million was recognized in the fourth quarter of 2003.

See Note 14, Derivative Financial Instruments, to the consolidated financial statements for additional disclosures about FPIC’s derivative financial instruments.

FPIC guarantees the floating rate interest and principal obligations under the trust preferred securities issued by its separately created, unconsolidated trusts, which have been established solely for the purpose of issuing the securities. The total principal balance of these trust preferred securities was $35 million as of December 31, 2003. FPIC also carries corresponding junior subordinated debentures on its balance sheet, which debentures were issued to these trusts in exchange for the proceeds raised by the trusts upon their respective issuances of the trust preferred securities. The junior subordinated debentures of FPIC are comprised of the same maturities, floating interest rates and other applicable terms and are the instruments by which FPIC funds the related interest and principal obligations of the unconsolidated trusts. See Note 13, Long Term Debt, Revolving Credit Facility and Term Loan, to the consolidated financial statements for additional disclosures about FPIC’s trusts and junior subordinated debentures.

AFP has a 10-year management agreement with PRI, under which it receives a management fee annually equal to 13% of PRI’s direct premiums written. The current term of the management agreement runs through December 31, 2008. Under the terms of the management agreement, AFP receives this fee in exchange for performing services necessary to conduct and manage the entire operation of PRI. The agreement was amended by AFP and PRI to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. AFP has earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001. As of December 31, 2003, and based on PRI’s operating results, no amounts were payable under this provision of the amended management agreement. See Note 22, Related Party Transactions, to the consolidated financial statements for additional information about the management agreement with PRI.

FPIC has issued an irrevocable letter of credit in the amount of $500,000 as collateral under the operating lease for the building occupied by AFP and PRI in Manhasset, New York. See Note 16, Commitments and Contingencies, to the consolidated financial statements for additional information about this irrevocable letter of credit.

In addition to the above-mentioned letter of credit, FPIC issues irrevocable letters of credit or places assets in trust under its assumed reinsurance contracts with PRI. These assets in trust or letters of credit serve as collateral to corresponding insurance liabilities recorded on our balance sheet and are not considered to be off-balance sheet obligations.

In addition, FPIC is contractually committed to make certain minimum lease payments for the use of property under operating and capital lease agreements.

The following table summarizes our significant contractual obligations and commitments as of December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional information regarding these obligations is provided in Note 13, Long Term Debt, Revolving Credit Facility and Term Loan and Note 16, Commitments and Contingencies to the consolidated financial statements. The table below does not include contractual obligations with respect to our employee benefit plans, which are described more fully in Note 19, Employee Benefit Plans to the consolidated financial statements.

	Payment Due By Period

Contractual Obligations	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

Long term debt obligations	$46,083	—	—	—	46,083
Capital lease obligations	—	—	—	—	—
Operating lease obligations	12,627	2,608	4,637	3,722	1,660
Purchase obligations	1,279	1,269	10	—	—
Other long term liabilities	1,805	361	722	722	—

Total	$61,794	4,238	5,369	4,444	47,743

Stock Repurchase Plans

Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. We did not repurchase any shares during the year 2003 and a total of 365,500 shares remain available to be repurchased under the program. On November 10, 2003, we repaid the remaining outstanding balance of our revolving credit facility and retired the credit facility. We are therefore no longer subject to the credit facility’s covenants and restrictions, including the previous restrictions on stock repurchases. However, under certain circumstances, limitations are placed on FPIC’s ability to purchase its capital stock by the terms of agreements relating to its junior subordinated debentures. For information regarding these limitations, refer to Note 13, Long Term Debt, Revolving Credit Facility and Term Loan to the consolidated financial statements. For additional information, see also the discussion of Liquidity and Capital Resources, below.

Liquidity and Capital Resources

The payment of losses and LAE, insurance operating expenses (including reinsurance costs), claims administration and management expenses, non-insurance operating expenses, interest expense and income taxes in the ordinary course of business and the repayment of debt and assignment of collateral are the principal needs for our liquid funds. The principal sources of cash from our operations to meet our on-going liquidity requirements are the premiums collected for the insurance sold by our insurance subsidiaries, income on the investment of those funds, and claims administration and management fees and reinsurance brokerage and other commission income earned by our non-insurance subsidiaries.

Net Cash Provided By Operating Activities

Cash provided by operations has been sufficient during each of the three years in the period ended December 31, 2003, to meet our liquidity needs. As reported in the consolidated statement of cash flows, we generated positive net cash from operating activities of $89.9 million, $98.1 million and $33.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, we had cash and cash equivalents of $85.1 million and held fixed maturity debt securities with a fair value of approximately $15.0 million with scheduled maturities during the next twelve months. We believe that our cash and cash equivalents as of December 31, 2003, combined with cash flows from operating activities and the scheduled maturities of investments in 2004, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

Our net cash flows from operating activities during the last three years, and in particular, during 2003 and 2002, grew to high levels relative to our historical operating cash flows mainly as the result of unprecedented growth in our insurance business in terms of both increased numbers of MPL policyholders and pricing improvements. As a result of growth management initiatives we have implemented, we do not expect to sustain net cash flows from operating activities at the levels achieved in 2003 and 2002.

A number of factors could cause unexpected changes in liquidity and capital resources available, including but not limited to the following:

i)	Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force;
ii)	Unexpected changes in the amounts needed to defend and settle claims;
iii)	Unexpected changes in operating costs, including new or increased taxes;
iv)	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables;
v)	Possible impairments of our long term investments; and
vi)	Unexpected changes in liquidity provided by our reciprocal management and TPA segments.

Furthermore, liquidity and capital risks can come about as the result of the broader business and financial risks facing us including the uncertainties and factors disclosed in the Safe Harbor Disclosure. Many, if not most of these types of uncertainties, could have a corresponding and materially negative effect on our liquidity and capital resources, as well as our financial condition and results of operations. In order to compensate for such risk, we:

(i)	Maintain what management considers to be adequate capital and reinsurance;
(ii)	Monitor our reserves and regularly perform actuarial reviews of loss and LAE reserves; and
(iii)	Attempt to maintain adequate asset diversification and liquidity (by managing our cash flow from operations coupled with the maturities from our fixed income portfolio investments).

Long Term Debt

During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. We used the proceeds along with other internally generated funds to retire our bank term loan and revolving credit facility, make a capital contribution to our insurance operations and unwind hedge agreements related to the revolving credit facility and term loan.

We established three wholly owned, but not consolidated, trusts, FPIC Capital Trust I, FPIC Capital Statutory Trust II and FPIC Capital Statutory Trust III for the sole purpose of issuing the trust preferred securities. The proceeds received by the three trusts were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features. The debentures issued by FPIC, which are reported as long term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing to one another.

The securities are uncollateralized and bear a floating interest rate equal to the three-month LIBOR plus a spread ranging from 3.85% to 4.2% (the floating interest rates ranged from 5.01% to 5.37% as of December 31, 2003). The floating interest rate will be adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged under the securities within the first five years is 12.5%. We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of thirty years and are due in May and October 2033.

Issuance costs for all three offerings in the aggregate amount of approximately $1.4 million were capitalized and will be amortized over their respective stated maturity periods of thirty years. In addition, hedge agreements were purchased that effectively place floors and caps on the three-month LIBOR floating interest of approximately 1.0% to 1.20% and 4.40% to 4.65%, respectively, on notional principal corresponding with the principal amounts of each offering, for 5 years. These instruments will effectively serve to hedge our total floating interest rate borrowing costs under the securities to within a range of 4.85% to 8.6% for five years and until such time that we have the right to call the securities. The initial costs of the hedge instruments acquired for this purpose of $1.1 million, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods.

Retirement of Bank Credit Facility

The net proceeds from the trust preferred securities and senior notes, the application of liquid collateral previously set aside under the terms of our bank debt, and other internally generated funds were used to fully pay down and ultimately retire our bank credit facility and related interest rate swap agreements in the fourth quarter of 2003.

Among the internally generated funds used were the proceeds from the sale of FPIC’s 20% interest in APS. We completed the sale of our investment in APS, at a small gain, to that company’s majority shareholder on October 30, 2003, and received the total consideration of $2.05 million in cash. With the repayment and retirement of the bank credit facility, FPIC and its subsidiaries have been released from the corresponding liens on their assets that served as collateral under the bank credit facility and from their respective guarantee agreements. We are also no longer subject to the bank credit facility’s covenants and restrictions.

Holding Company (FPIC Insurance Group, Inc.) Sources of Liquidity

The sources of liquidity to FPIC, the holding company, for the payment of its operating expenses, taxes and debt-related expenses are management fees from First Professionals (and APAC, effective January 1, 2004), overhead allocations to the non-insurance subsidiaries for which FPIC receives reimbursement and dividends from subsidiaries.

FPIC has management agreements with First Professionals and, effective January 1, 2004, APAC, under which it provides substantially all management and administrative services to these subsidiaries. The management agreement with APAC replaces the former management agreement between APAC and APAM, which expired as of December 31, 2003. Under the terms of the agreements, FPIC receives management fees equal to 115% of the costs incurred to manage the two subsidiaries. The additional 15% provision in the First Professionals and APAC management fees is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements. In the case of the new agreement with APAC, the total annual management fees are also to be limited to an amount not to exceed those that would have been paid under the terms of its former management agreement with APAM.

Dividends from Subsidiaries. Shareholder dividends available from our insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. As of December 31, 2003, the insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay FPIC dividends of approximately $13.4 million during 2004 without prior regulatory approval.

The National Association of Insurance Commissioners has developed risk-based capital (“RBC”) measurements for insurers, which have been adopted by the Florida and Missouri Departments of Insurance. RBC measurements provide state regulators with varying levels of authority based on the adequacy of an insurer’s adjusted surplus. At December 31, 2003, our insurance subsidiaries maintained adjusted surplus in excess of their required RBC thresholds.

Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  FAS 149  (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of FAS 133,  (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  FAS 149 became effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions.  All provisions of FAS 149 are to be applied prospectively.   We have reviewed FAS 149 and complied with the reporting requirements therein for the period ended December 31, 2003. Adopting the provisions of FAS 149 did not have a significant impact on our consolidated financial statements.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  The issuer will be required to classify as liabilities three types of freestanding financial instruments, which are: mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We have reviewed FAS 150 and complied with the reporting requirements therein for the period ended December 31, 2003. Adopting the provisions of FAS 150 did not have a significant impact on our consolidated financial statements.

In December 2003, the FASB issued Revised FASB Interpretation No. 46 (FIN 46R or the “Interpretation”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46R is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of ARB No. 51, Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46R should be used to account for existing and new entities.  We have adopted FIN 46R.  The result of adoption was the deconsolidation of the three trusts that we created during 2003 in connection with the issuance of trust preferred securities.  This resulted in offsetting increases in other assets and long term debt of approximately $1.1 million each.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of our primary market risk exposures and how we managed those exposures as of December 31, 2003.  Our market risk sensitive instruments are entered into for purposes other than trading.

The fair value of all our investment securities as of December 31, 2003 was approximately $533.4 million.  Our investment portfolio was invested primarily in fixed maturity securities, which comprised $528.6 million, or 99%, of the fair value of all our investment securities.  The fixed maturity portfolio currently maintains an average Moody’s credit quality of AA1/AA+.  We invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  Approximately 61% of the fixed income portfolio is invested in securities rated AAA or its equivalent by investment rating services, 14% is AA, 16% is A, and 8% is BBB.  We purchased collateralized mortgage obligations in the context of our overall investment and asset class allocation strategy and, specifically, to help improve our yields and current income.  Approximately 21% of our fixed income portfolio is allocated to the municipal sector in the form of tax-exempt securities.  The balance is diversified through investments in treasury, agency, and corporate and mortgage-backed securities.

Generally, we do not invest in derivatives and do not currently use hedging strategies in our investment portfolio.  However, we do have investments in hedging instruments designed to maintain the ultimate floating rate interest cost on the mandatorily redeemable trust preferred securities and senior notes within a stated range.

The four market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks, prepayment risks, and legislative changes, including changes in tax laws that might affect the taxation of our investment securities.

From time to time, discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities.  We stay abreast of possible legislative acts that could adversely affect the tax-exempt status of municipal securities.  At present there are no hedging or other strategies being used to minimize this risk.  However, we have also reduced our concentration in tax-exempt municipal securities during 2003 and 2002 relative to tax-exempt holdings in 2001 and prior, as part of our overall investment strategy.

We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs) in such a way so as to minimize the likelihood of having to liquidate investments at a loss before their maturity.  Effective duration is a standard measure of interest rate sensitivity that takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds.  The effective duration of our consolidated fixed income investment portfolio as of December 31, 2003 was 5.2 years.

The following table summarizes the effects on the estimated fair value of our fixed income portfolio assuming a range of increases and decreases in market interest rates.  For purposes of this interest rate analysis, each market interest rate change is assumed to be uniform across the portfolio.  As shown in this table, if prevailing market interest rates on investments in debt securities comparable to those we held as of December 31, 2003 were to uniformly increase 100 or 200 basis points, the fair value of our fixed maturity securities would have decreased approximately $27.1 million or $53.1 million, respectively.  Dollar amounts are shown in thousands.

	Hypothetical Decrease - (200 bps)	Hypothetical Decrease - (100 bps)	Current Market	Hypothetical Increase + 100 bps	Hypothetical Increase + 200 bps

Fair Value	$586,635	556,853	528,647	501,563	475,584
Fair Value/Reported Value	111%	105%	100%	95%	90%

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.

The following table presents the projected cash flows for our assets and liabilities associated with financial instruments and operating leases.  It does not reflect operating cash flows, including investment income and interest expense earned or accrued as expense under these instruments.  Thus, the amounts reported as cash flows in the table below for fixed maturities represent par values at maturity date, and exclude investment income and expenses and other cash flows.   The fair values of fixed maturities are based upon quoted market prices or dealer quotes for comparable securities. The fair value of the interest rate collars is estimated using quotes from the financial institution that acted as the broker in obtaining them and represents the cash requirement if the existing agreement had been settled at year-end.  The projected cash flows of long-term debt and operating leases are estimated to approximate their fair values as of December 31, 2003.  Interest expense on debt is excluded from this table as is interest income on investments.  However, weighted average interest rates earned on our fixed income securities and interest expense on our long term debt are presented in the last section of the table. Weighted average variable rates are based on implied forward rates.

	Projected Cash Flows (in thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	December 31, 2003 Fair Value

Assets
Fixed maturity securities,
Available for sale	$14,820	18,960	36,979	30,269	46,605	348,632	496,265	528,647
Interest rate collars	$—	—	—	—	—	—	—	1,051

Liabilities
Long term debt	$—	—	—	—	—	(46,083)	(46,083)	(46,083)
Operating leases	$(2,608)	(2,498)	(2,139)	(1,887)	(1,835)	(1,660)	(12,627)	(12,627)

Weighted Average Interest Rate
Fixed maturity securities	3.95%	5.90%	5.71%	5.18%	4.35%	5.60%
Interest rate collars	0.00%	0.00%	0.00%	0.00%	0.42%	0.77%
Long term debt	5.55%	6.52%	7.65%	8.44%	8.95%	9.31%

Item 8.  Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 9 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill following adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

Jacksonville, Florida
March 9, 2004

FPIC INSURANCE GROUP, INC.
Consolidated Statements of Financial Position
As of December 31, 2003 and  2002
(in thousands, except common share data)

	Dec 31, 2003	Dec 31, 2002

Assets
Cash and cash equivalents	$85,064	86,589
Bonds and U.S. Government securities, available for sale	528,647	436,970
Equity securities, available for sale	9	6
Other invested assets ((Includes related party amounts of $788 and $7,398) Note 22)	4,774	10,801
Real estate, net	4,207	4,354

Total cash and investments	622,701	538,720
Premiums receivable, net ((Includes related party amounts of $8,608 and $7,023) Note 22)	101,262	108,494
Accrued investment income	6,153	5,998
Reinsurance recoverable on paid losses (Notes 12 and 22)	15,950	6,529
Due from reinsurers on unpaid losses and advance premiums ((Includes related party amounts of $82,474 and $72,256) Note 22)	275,766	168,159
Ceded unearned premiums ((Includes related party amounts of $16,486 and $17,123) Note 22)	71,435	78,889
Property and equipment, net	5,248	4,334
Deferred policy acquisition costs ((Includes related party amounts of $3,500 and $3,274) Note 22)	6,209	4,452
Deferred income taxes	34,819	34,653
Prepaid expenses	5,363	1,744
Goodwill	18,870	18,870
Intangible assets	782	1,034
Federal income tax receivable	2,179	—
Other assets (Note 22)	16,393	54,555

Total assets	$1,183,130	1,026,431

Liabilities and Shareholders’ Equity
Losses and loss adjustment expenses ((Includes related party amounts of $20,555 and $17,314) Note 22)	$574,529	440,166
Unearned premiums ((Includes related party amounts of $47,240 and $43,506) Note 22)	177,435	173,421
Reinsurance payable ((Includes related party amounts of $11,761 and $4,508) Note 22)	138,082	96,470
Paid in advance and unprocessed premiums	11,766	14,060
Long term debt	46,083	—
Revolving credit facility	—	37,000
Term loan	—	10,208
Deferred credit ((Related party) Note 22)	7,729	8,749
Deferred ceding commission	3,126	4,669
Federal income tax payable	—	120
Accrued expenses and other liabilities (Note 22)	37,723	75,655

Total liabilities	996,473	860,518

Commitments and contingencies (Note 16)

Common stock, $0.10 par value, 50,000,000 shares authorized; 9,770,843 and 9,390,795 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	977	939
Additional paid-in capital	43,705	38,322
Accumulated other comprehensive income	4,276	5,525
Retained earnings	137,699	121,127

Total shareholders’ equity	186,657	165,913

Total liabilities and shareholders’ equity	$1,183,130	1,026,431

The accompanying notes are an integral part of the consolildated financial statements.

FPIC INSURANCE GROUP, INC.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except common share data)

	2003	2002	2001

Revenues
Net premiums earned (Note 22)	$131,665	151,684	131,058
Claims administration and management fees (Note 22)	40,895	37,034	35,504
Net investment income	18,414	20,977	23,377
Commission income	7,658	6,215	5,048
Net realized investment gains (Note 4)	2,052	4,688	1,429
Finance charges and other income (Note 22)	1,040	1,342	1,166

Total revenues	201,724	221,940	197,582

Expenses
Net losses and loss adjustment expenses (Note 22)	118,974	139,571	128,346
Other underwriting expenses (Note 22)	11,219	19,155	25,883
Claims administration and management expenses	34,098	32,898	33,204
Interest expense on debt (Note 22)	5,886	4,762	4,491
Other expenses (Note 22)	5,658	1,844	4,572

Total expenses	175,835	198,230	196,496

Income from operations before income taxes and cumulative effect of accounting change	25,889	23,710	1,086

Less: Income tax expense (benefit)	9,317	8,834	(1,844)

Income before cumulative effect of accounting change	16,572	14,876	2,930

Less: Cumulative effect of accounting change (net of an $18,784 income tax benefit) (Note 9)	—	29,578	—

Net income (loss)	$16,572	(14,702)	2,930

Basic earnings (loss) per common share before cumulative effect of accounting change	$1.75	1.58	0.31
Cumulative effect of accounting change	—	(3.15)	—

Basic earnings (loss) per common share	$1.75	(1.57)	0.31

Diluted earnings (loss) per common share before cumulative effect of accounting change	$1.71	1.58	0.31
Cumulative effect of accounting change	—	(3.14)	—

Diluted earnings (loss) per common share	$1.71	(1.56)	0.31

Basic weighted average common shares outstanding	9,483	9,387	9,383

Diluted weighted average common shares outstanding	9,665	9,432	9,468

Comprehensive Income (Loss)
Net income (loss)	$16,572	(14,702)	2,930

Other comprehensive (loss) income:
Cumulative effect of accounting change	—	—	124
Minimum pension liability adjustment, net	(140)	—	—
Unrealized holding (losses) gains on debt and equity securities	(4,564)	8,966	1,198
Unrealized holding gains (losses) and amortization on derivative financial instruments	499	(183)	(2,819)
Income tax benefit (expense) related to unrealized gains and losses	1,424	(3,232)	503
Settlement of derivative financial instruments, net	1,532	—	—

Other comprehensive (loss) income	(1,249)	5,551	(994)

Comprehensive income (loss)	$15,323	(9,151)	1,936

The accompanying notes are an integral part of the consolildated financial statements.

FPIC INSURANCE GROUP, INC.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balances, December 31, 2000	$938	37,827	(105)	968	132,899	172,527

Net income	—	—	—	—	2,930	2,930
Cumulative effect of accounting change (Note 2)	—	—	—	124	—	124
Compensation earned on issuance of stock options	—	—	105	—	—	105
Unrealized gain on debt and equity securities, net	—	—	—	778	—	778
Unrealized loss on derivative financial instruments, net	—	—	—	(1,896)	—	(1,896)
Repurchase of shares, net	(4)	10	—	—	—	6

Balances, December 31, 2001	934	37,837	—	(26)	135,829	174,574

Net loss	—	—	—	—	(14,702)	(14,702)
Unrealized gain on debt and equity securities, net	—	—	—	5,565	—	5,565
Unrealized loss on derivative financial instruments, net	—	—	—	(270)	—	(270)
Amortization of unrealized loss on derivative financial instrument	—	—	—	256	—	256
Issuance of shares	5	433	—	—	—	438
Income tax reductions relating to exercise of stock options	—	52	—	—	—	52

Balances, December 31, 2002	939	38,322	—	5,525	121,127	165,913

Net income	—	—	—	—	16,572	16,572
Minimum pension liability adjustment, net	—	—	—	(140)	—	(140)
Unrealized loss on debt and equity securities, net	—	—	—	(2,835)	—	(2,835)
Unrealized gain on derivative financial instruments, net	—	—	—	486	—	486
Settlement of derivative financial instrument, net	—	—	—	1,532	—	1,532
Amortization of unrealized loss on derivative financial instrument	—	—	—	(292)	—	(292)
Issuance of shares	38	4,385	—	—	—	4,423
Income tax reductions relating to exercise of stock options	—	998	—	—	—	998

Balances, December 31, 2003	$977	43,705	—	4,276	137,699	186,657

The accompanying notes are an integral part of the consolidated financial statements.

FPIC INSURANCE GROUP, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$16,572	(14,702)	2,930
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change, net of deferred tax benefit	—	29,578	124
Depreciation, amortization and accretion	3,383	7,960	14,398
Net realized gain on sale of investments	(2,052)	(4,688)	(1,429)
Realized loss (gain) on sale of property and equipment	135	93	(17)
Net (gain) loss from equity investments	(59)	110	511
Bad debt expense	95	668	191
Deferred income tax expense (benefit)	385	844	(973)
Noncash compensation	—	—	105
Other changes in assets and liabilities:
Premiums receivable, net	7,136	(35,800)	(37,073)
Accrued investment income	(155)	(1,393)	1,327
Reinsurance recoverable on paid losses	(9,421)	776	614
Due from reinsurers on unpaid losses and advance premiums	(107,607)	(87,749)	(22,712)
Ceded unearned premiums	7,454	(38,095)	(30,687)
Deferred policy acquisition costs	(7,764)	(5,403)	(12,292)
Prepaid expenses	(3,619)	(80)	(2)
Federal income taxes	(1,302)	5,443	3,246
Other assets	(102)	(3,155)	(2,698)
Losses and loss adjustment expenses	134,363	121,683	37,188
Unearned premiums	4,014	26,660	46,695
Reinsurance payable	41,612	69,781	20,171
Paid in advance and unprocessed premiums	(2,294)	4,118	3,796
Deferred ceding commission	7,717	10,691	—
Accrued expenses and other liabilities	1,439	10,786	9,829

Net cash provided by operating activities	89,930	98,126	33,242

Cash flows from investing activities:
Proceeds from sale or maturity of bonds and U.S. Government securities	607,201	313,313	221,596
Purchase of bonds and U.S. Government securities	(696,418)	(395,070)	(182,930)
Proceeds from sale of equity securities	—	—	566
Purchase of equity securities	—	—	(53)
Proceeds from sale of other invested assets	2,598	2,682	477
Purchase of other invested assets	(1,083)	(48)	—
Proceeds from sale of real estate investments	291	—	—
Purchase of real estate investments	(220)	(385)	(112)
Proceeds from sale of property and equipment	3	22	165
Purchase of property and equipment	(3,498)	(1,876)	(2,527)

Net cash (used in) provided by investing activities	$(91,126)	(81,362)	37,182

Continued.

The accompanying notes are an integral part of the consolidated financial statements.

FPIC INSURANCE GROUP, INC.
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Cash flows from financing activities:
Receipt of proceeds from issuance of long term debt	$46,083	—	—
Receipt of proceeds from revolving credit facility and term loan	—	—	54,500
Payment on revolving credit facility and term loan	(47,208)	(5,833)	(68,677)
Purchase of derivative financial instruments	(1,134)	—	—
Settlement of derivative financial instruments	(2,493)	—	—
Issuance of common stock	4,423	438	238
Buyback of common stock	—	—	(232)

Net cash used in financing activities	(329)	(5,395)	(14,171)

Net (decrease) increase in cash and cash equivalents	(1,525)	11,369	56,253

Cash and cash equivalents at beginning of period	86,589	75,220	18,967

Cash and cash equivalents at end of period	$85,064	86,589	75,220

Supplemental disclosure of cash flow activities:
Interest paid on debt	$3,363	4,718	4,190

Federal income taxes paid	$9,450	6,293	540

Federal income tax refunds received	$346	4,958	3,300

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

Segment	Nature of Business, Products and Services and Companies

	•	Specializes in professional liability insurance products and related risk management services for physicians, dentists, and other healthcare providers.
	•	FPIC subsidiaries (FPIC, the holding company, is also grouped within the insurance segment.):
Insurance		•	First Professionals
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

Reciprocal	•	FPIC subsidiaries:
Management		•	Administrators For The Professions, Inc. (“AFP”)
• FPIC Intermediaries, Inc. (“FPIC Intermediaries”)
• Group Data Corporation
		•	Professional Medical Administrators, LLC (“PMA”) (70% owned by FPIC as of December 31, 2002; effective January 1, 2003, FPIC has an 80% ownership interest in PMA.)

•

Provides administrative and claims management services to self-insured employer groups for group accident and health insurance, workers’ compensation insurance and general liability and property insurance plans.

TPA	•	FPIC subsidiaries:
		•	EMI
• Professional Strategy Options, Inc.
• FPIC Services, Inc.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The main sources of revenue for FPIC are dividends, return of capital and management fees from our subsidiaries.  The main sources of revenue for the subsidiaries are premiums earned and investment income (insurance segment) and claims administration and management fees and commission income (reciprocal management and TPA segments).

Risks inherent in FPIC’s operations include legal/regulatory risk, credit risk, underwriting risk and market risk.  These risks are discussed below.

Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which FPIC operates will change and reduce revenues or create additional costs or expenses not anticipated in pricing our products.  That is, regulatory initiatives designed to reduce FPIC’s profits or new legal theories may reduce revenues or create costs for FPIC as compared with those currently reflected in the consolidated financial statements.  This risk is concentrated in Florida, Missouri and New York, where FPIC has written or assumed most of the insurance and reinsurance business we have retained for our own account.

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

Use of Estimates.  Management is responsible for making estimates in the preparation of FPIC’s financial statements.  These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The estimates most susceptible to change are those used in determining the liability for losses and loss adjustment expenses (“LAE”).  Although these estimates can vary, we believe that the liability for losses and LAE is adequate.  However, there can be no assurance that the estimated amounts will not differ from actual results and such differences could be material.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Cash and Cash Equivalents.  For purposes of the consolidated statements of cash flows, FPIC considers cash equivalents to include all demand deposits, overnight investments and instruments with an original maturity of three months or less when acquired.

Investments.  We account for our investments in debt and equity securities under Statement of Financial Accounting Standard No. (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under the provisions of FAS 115, FPIC is required to classify investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading.  All of our investments in debt and marketable equity securities are classified as available-for-sale and reported at estimated fair values on the consolidated statements of financial position, with the change in fair values during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Fair values for debt and marketable equity securities are based on quoted market prices.

Other invested assets include investments in three limited partnerships and a non-controlling interest in a corporation.  The carrying values for these investments approximate their fair values.  In addition, other invested assets include investments in three wholly owned trusts established for the sole purpose of issuing trust-preferred securities in three separate private offerings.  The proceeds received by the trusts were used to purchase junior subordinated debentures from FPIC as discussed in Note 13, Long Term Debt, Revolving Credit Facility and Term Loan.

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

Real estate investments consist of a building, a condominium unit and developed land.  These investments are carried at cost less accumulated depreciation.  Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method.  Estimated useful lives range from twenty-seven to thirty-nine years.  Rental income and expenses are included in net investment income.

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

Reinsurance.  We record our ceded reinsurance contracts under the provisions of FAS 113, “Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts.”  Net premiums written, net premiums earned, losses and LAE and underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies.  Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets.  Reinsurance assumed from other companies including assumed premiums written and earned, losses and LAE and underwriting expenses (principally ceding commissions) is accounted for in the same manner as direct insurance written.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.  Reinsurance contracts do not relieve our insurers from their primary obligations to policyholders.  Failure of reinsurers to honor their obligations could result in losses to FPIC.  We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk with respect to the individual reinsurer that participates in our ceded programs to minimize our exposure to significant losses from reinsurer insolvencies.  We hold collateral in the form of letters of credit, funds withheld or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

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

Deferred Policy Acquisition Costs.  Deferred policy acquisition costs consist primarily of commissions and premium taxes that are related to the production of new and renewal insurance business.  Acquisition costs are deferred and amortized over the period in which the related premium is earned.  Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income.  If such costs are estimated to be unrecoverable, they are expensed.  Commissions and brokerage fee expenses incurred by FPIC’s non-insurance businesses are expensed as incurred.

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

Goodwill and Intangible Assets.  FPIC has made acquisitions in the past that have included goodwill and other intangible assets. Under accounting principles in effect through December 31, 2001, these assets were amortized as expense over their estimated useful lives.  They were also tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Effective January 1, 2002, we adopted FAS 142, “Goodwill and Other Intangible Assets.”  In accordance with FAS 142, goodwill and indefinite lived intangible assets are no longer amortized.  Instead, they are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated fair value.  We completed the transitional impairment analysis required by FAS 142 during the first quarter 2002 and recorded an impairment charge of $29,578 net of an $18,784 income tax benefit, as the cumulative effect of accounting change.  There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

See Note 9, Goodwill and Note 10, Intangible Assets for a discussion of goodwill and intangible assets.

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

Claims administration and management fee income is comprised of revenues from the reciprocal management and TPA segments.  Management fees of the reciprocal management segment, determined as a percentage of PRI’s premiums, are recognized as billed and earned under the contract, which generally corresponds with the reported premiums written of PRI, net of an estimate for premium refunds, for the calendar year.  Such management fees are estimated, billed and earned for quarterly reporting purposes based upon semi-annual estimates of the reported premiums written of PRI rather than actual written premiums for a quarter, which may vary significantly from quarter to quarter.  This convention is used so that management fees are recognized ratably over the period in relation to the services provided by the reciprocal management segment to PRI.  Claims administration and management fees of the TPA segment are subject to contractual arrangements, some of which exceed one year.  These revenues are recognized as earned and billed under the terms of these contracts, which generally correspond with the provision of services to customers.

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

We use various actuarial techniques to estimate the liability for losses and LAE, including losses that have been incurred but not reported to us (“IBNR”), where applicable.  These techniques generally consist of a statistical analysis of historical experience and are commonly referred to as loss reserve projections.  Our estimation process is generally performed by line of business, grouping contracts with like characteristics and policy provisions.  Our decisions to use particular projection methods and the results obtained from those methods are evaluated by considering the inherent assumptions underlying the methods and the appropriateness of those assumptions to the circumstances.  No single projection method is inherently better than any other in all circumstances.  We generally apply multiple methods in determining our actuarial estimates.

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

FPIC also has direct and assumed liabilities associated with covered extended reporting endorsements under claims-made MPL policy forms, which provide, at no additional charge, continuing MPL coverage for claims-made insureds in the event of death, disability or retirement (“DD&R reserves”).  These DD&R reserves, which possess elements of both loss reserves and pension-type liabilities, are carried within unearned premiums and are estimated using assumptions for mortality, morbidity, retirement, interest and inflation.

The liabilities for losses and LAE, DD&R reserves, and the related estimation methods are continually reviewed and revised to reflect current conditions and trends.  The resulting adjustments are reflected in current year net income.  While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently estimated and such differences could be material.

Per Share Data.  Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per common share are calculated using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period.

Accounting for Stock-based Compensation.    In December 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” to provide transition guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to amend the disclosure requirements of FAS 123 “Accounting for Stock-Based Compensation” for both annual and interim financial statements.  FAS 148 requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002.  The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002.  The adoption of the provisions of FAS 148 did not have an impact on FPIC’s consolidated financial statements; however, we have modified the disclosures as provided for in the new standard.

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

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income (loss) and basic and diluted earnings (loss) per common share would have been impacted as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Pro forma net income (loss):
Net income (loss), as reported	$16,572	(14,702)	2,930
Stock-based compensation expense determined under fair value based method, net of income taxes	(1,060)	(1,053)	(1,031)

Pro forma net income (loss)	$15,512	(15,755)	1,899

Basic earnings (loss) per common share:
Net income (loss), as reported	$1.75	(1.57)	0.31
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.11)	(0.11)	(0.11)

Pro forma net income (loss)	$1.64	(1.68)	0.20

Diluted earnings (loss) per common share:
Net income (loss), as reported	$1.71	(1.56)	0.31
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.11)	(0.11)	(0.11)

Pro forma net income (loss)	$1.60	(1.67)	0.20

See Note 18, Stock Options and Employee Stock Purchase Plans, for discussion about the methods and assumptions used in estimating the fair value of stock options used in preparation of the pro-forma information presented in the above tabular presentation.

Commitments and Contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Interest Rate Collars and Swaps.  We account for our interest rate collars and swaps in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FPIC uses derivative financial instruments to manage market risks related to the effects of changes in interest rates on its floating rate long-term debt.  The cost of these contracts is being amortized over their respective maturities.  In addition, the remaining balances are adjusted and carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive income.  The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt.  The related amount payable to or receivable from the counter parties are included as adjustments to accrued interest.  See Note 14 for additional information related to the interest rate collars and swaps.  FPIC does not currently hold and has not issued any other derivative financial instruments.

Reclassification. Certain amounts for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

New Accounting Pronouncements.
In April 2003, the FASB issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  FAS 149  (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of FAS 133,  (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivative or hybrid instruments.   FAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions.  All provisions of FAS 149 should be applied prospectively.   We have reviewed FAS 149 and complied with the reporting requirements therein. Adopting the provisions of FAS 149 did not have a significant impact on our consolidated financial statements.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  The issuer will be required to classify as liabilities three types of freestanding financial instruments, which are: mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We have reviewed FAS 150 and complied with the reporting requirements therein.   Adopting the provisions of FAS 150 did not have a significant impact on our consolidated financial statements.

In December 2003, the FASB issued Revised FASB Interpretation No. 46 (FIN 46R or the “Interpretation”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46R is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of ARB No. 51, Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46R should be used to account for existing and new entities.   We have adopted FIN 46R.  The result of adoption was the deconsolidation of the three trusts that we created during 2003 in connection with the issuance of trust preferred securities.  This resulted in offsetting increases in other assets and long term debt by approximately $1,083.

3. Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information.  Quoted market prices are used where available.  In other cases, fair values are based on estimates using valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods.  These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors.  Changes in assumptions could significantly affect these estimates.  Independent market data may not be available to validate those fair value estimates that are based on internal valuation techniques.  Moreover, such fair value estimates may not be indicative of the amounts that could be realized in an immediate sale of the instrument.  Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values of FPIC’s financial instruments may not be comparable to those of other companies.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash and cash equivalents – Carrying value approximates the fair value because of the short maturity of these instruments.
•	Bonds and equity securities – Fair value was estimated based on prices from a third party institution providing administrative services for investments.
•	Other invested assets – Carrying value approximates the fair value.
•	Interest rate collars – Fair value was estimated using quotes from an institutional broker and represents the cash requirement if the existing agreement had been settled at year-end.
•	Long term debt – Carrying value approximates the fair value.
•	Revolving credit facility – Carrying value approximates the fair value.
•	Term loan – Carrying value approximates the fair value.
•	Interest rate swaps – Fair value was estimated using quotes from an institutional broker and represents the cash requirement if the existing agreement had been settled at year-end.

The following table presents the carrying values and estimated fair values of FPIC’s financial instruments as of December 31, 2003 and 2002.

	December 31, 2003		December 31, 2002

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets
Cash and cash equivalents	$85,064	85,064	86,589	86,589
Bonds	528,647	528,647	436,970	436,970
Equity securities	9	9	6	6
Other invested assets	4,774	4,774	10,801	10,801
Interest rate collars	1,051	1,051	—	—

Total financial assets	$619,545	619,545	534,366	534,366

Financial liabilities
Long term debt	$46,083	46,083	—	—
Revolving credit facility	—	—	37,000	37,000
Term loan	—	—	10,208	10,208
Interest rate swaps	—	—	3,383	3,383

Total financial liabilities	$46,083	46,083	50,591	50,591

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

4. Investments

The amortized cost and estimated fair value of investments in debt and equity securities as of December 31, 2003 and 2002 were as follows:

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bonds
Corporate securities	$154,533	3,305	1,159	156,679
United States Government agencies and authorities	147,531	2,291	1,058	148,764
States, municipalities and political subdivisions	108,719	2,714	284	111,149
Mortgage-backed securities	111,369	1,142	456	112,055

Total bonds	522,152	9,452	2,957	528,647

Equity securities
Common stocks	7	2	—	9

Total equity securities	7	2	—	9

Total securities available-for-sale	$522,159	9,454	2,957	528,656

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bonds
Corporate securities	$166,161	5,722	894	170,989
United States Government agencies and authorities	104,604	3,196	50	107,750
States, municipalities and political subdivisions	86,849	2,746	497	89,098
Mortgage-backed securities	67,563	1,647	77	69,133

Total bonds	425,177	13,311	1,518	436,970

Equity securities
Common stocks	7	—	1	6

Total equity securities	7	—	1	6

Total securities available-for-sale	$425,184	13,311	1,519	436,976

The amortized cost and estimated fair value of debt securities at December 31, 2003 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$14,928	15,036
Due after one year through five years	133,305	136,199
Due after five years through ten years	183,665	184,850
Due after ten years	78,885	80,507

	410,783	416,592
Mortgage-backed securities	111,369	112,055

	$522,152	528,647

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

As of December 31, 2003, investments in securities and cash with an amortized cost of $15,836 and a market value of $16,354 were on deposit with the insurance departments in various states as required by law.  Investments in securities and cash with an amortized cost of $135,639 and a market value of $136,851 were held in trusts as collateral for reinsurance assumed as required by law in various states in which we assume insurance business.

Net investment income for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001

Bonds	$19,083	20,714	21,722
Equity securities	—	—	6
Real estate	540	534	772
Short-term investments	409	805	1,407
Other invested assets	129	102	(138)
Cash on hand and on deposit	204	416	752

	20,365	22,571	24,521
Less: investment expense	(1,951)	(1,594)	(1,144)

Net investment income	$18,414	20,977	23,377

Proceeds from sales and maturities of bonds were $607,201, $313,313 and $221,596, for the years ended December 31, 2003, 2002 and 2001, respectively.  Proceeds from sales of equity securities were $566 for the year ended December 31, 2001.  Gross gains of $11,211, $8,769 and $4,530 were realized on sales of debt and equity securities for the years ended December 31, 2003, 2002 and 2001, respectively.  Gross losses of $4,059, $4,092 and $3,101 were realized on sales of debt and equity securities for the years ended December 31, 2003, 2002 and 2001, respectively. Included in net realized investment gains for the year ended December 31, 2002 is a gain of $37 recognized on the sale of one of our limited partnerships and a loss of $27 on the sale of another of our invested assets.

Also included in 2003 net realized gains and losses were charges of $5,301 for other-than-temporary impairments (“OTTI”) of two private equity holdings and gains of $201 on the sale of real estate.  Included in the OTTI charge was $4,539 related to our investment in American Professional Assurance, Ltd. (“APAL”).  Plans were put into place during the second quarter of 2003 to transition management of our APAC insurance operations to First Professionals and to non-renew our existing management agreement with APA Management, Inc.  (“APAM”) and our 25% quota share reinsurance agreements with APAL effective December 31, 2003.  The 25% quota share reinsurance agreements with APAL comprise a significant component of its revenues.  In addition to this anticipated decline in future revenues, APAL reported net losses and declines in shareholder’s equity in its most recent financial statements provided to FPIC during the second quarter of 2003.

At December 31, 2003, FPIC’s other invested assets included investments in three limited partnerships and one private corporation.  These assets were recorded at an aggregate value of $3,692 and $8,782 at December 31, 2003 and 2002, respectively.  FPIC sold its investment in APS Insurance Services, Inc. (“APS”)  for a total consideration of $2,050 during the fourth quarter of 2003.  FPIC sold its investment in HCIF Management Company during November 2002 and received payment in the amount $174.  In December 2002, FPIC sold its investment in, a private investment, Renaissance LLP, and recorded a note receivable in the amount $2,037, all of which has been collected in 2003.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

5. Real Estate Investments

At December 31, 2003 and 2002, real estate investments consisted of the following:

	2003	2002

Land and building	$5,887	5,667
Condominium unit	131	261
Other	38	38

	6,056	5,966
Less: accumulated depreciation	(1,849)	(1,612)

Net real estate investments	$4,207	4,354

Total depreciation expense on real estate investments was $277, $286 and $256 in 2003, 2002 and 2001, respectively.

6. Property and Equipment

At December 31, 2003 and 2002, property and equipment consisted of the following:

	2003	2002

Furniture, fixtures and equipment	$3,428	3,333
Data processing equipment and software	10,727	8,393
Leasehold improvements	1,573	1,351
Automobiles	304	251

	16,032	13,328
Less: accumulated depreciation	(10,784)	(8,994)

Net property and equipment	$5,248	4,334

Total depreciation expense on property and equipment was $2,448, $2,154 and $1,930 in 2003, 2002 and 2001, respectively.

7. Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Beginning balance	$4,452	9,001	5,967
Additions	7,765	6,707	12,293
Amortization expense	(6,008)	(9,952)	(9,259)
Other reduction	—	(1,304)	—

Ending balance	$6,209	4,452	9,001

During 2002, we recorded a charge related to our MPL business at Intermed, as it was estimated that not all of its deferred policy acquisition costs were recoverable.  As a result, deferred policy acquisition costs were reduced by $1,304.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

8. Income Taxes

FPIC’s provision for income taxes for 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001

Current expense (benefit)
Federal	$7,538	6,605	(1,205)
State	1,394	1,385	334

Total	8,932	7,990	(871)

Deferred expense (benefit)
Federal	(11)	767	(1,149)
State	396	77	176

Total	385	844	(973)

Net income tax expense (benefit)	$9,317	8,834	(1,844)

The provision for income taxes differs from the statutory corporate tax rate of 35% for 2003, 2002 and 2001 as follows:

	2003	2002	2001

Computed “expected” tax expense (benefit)	$9,061	8,298	380
Municipal bond interest	(1,130)	(1,309)	(2,416)
State income taxes, net of Federal benefit	1,164	950	332
Prior year adjustments upon IRS examination	—	544	—
Other, net	222	351	(140)

Actual income tax expense (benefit)	$9,317	8,834	(1,844)

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

At December 31, 2003 and 2002, the significant components of the net deferred tax asset were as follows:

	2003	2002

Deferred tax assets arising from:
Goodwill and intangible assets	$14,321	15,231
Loss reserve discounting	12,252	9,399
Unearned premium reserves	7,558	9,044
Net operating loss carry forward	2,149	2,221
Deferred ceding commission	1,206	1,801
Unrealized losses on securities	—	2,069
Realized loss on securities	1,751	—
Benefit plans	1,096	1,188
Other	358	1,251

Total deferred tax assets	40,691	42,204

Deferred tax liabilitites arising from:
Unrealized gains on securities	2,470	4,413
Deferred policy acquisition costs	2,464	2,626
Other	938	512

Total deferred tax liabilities	5,872	7,551

Net deferred tax asset	$34,819	34,653

Net deferred tax assets and Federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management’s conclusions as to the ultimate realizability of deferred tax assets.

FPIC has remaining net operating loss carry forwards of approximately $6,140 as of December 31, 2003 that may be used to offset taxable income in future years subject to an annual limitation imposed by the Internal Revenue Code.  These net operating loss carry forwards expire in the years 2018 and 2019.

FPIC is currently undergoing an audit of its tax returns by the Internal Revenue Service (“IRS”) for the years ended December 31, 2000 and 2001.  Management believes that its positions on issues raised in the examination thus far are meritorious and that its current and deferred tax amounts are appropriate.  However, there can be no assurance that additional tax adjustments and related penalties and interest will not be proposed and incurred as a result of an IRS examination.

During 2002, FPIC concluded examinations by the IRS of its consolidated Federal income tax returns for the years ended December 31, 1998 and 1999.  As a result of these examinations, a net additional provision for income taxes was recognized in the amount of $554.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

9. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Beginning balance	$18,870	67,232	70,754
Transitional impairment charge under FAS 142	—	(48,362)	—
Amortization expense	—	—	(3,522)

Ending balance	$18,870	18,870	67,232

FPIC adopted FAS 142 effective January 1, 2002.  In connection with the adoption in the first quarter of 2002, FPIC discontinued the amortization of goodwill and engaged independent valuation consultants to perform transitional impairment tests at each of its operating segments: insurance, reciprocal management and TPA.  These operating segments meet the reporting unit requirements as defined by FAS 142.

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

Based on the results of the impairment tests conducted in the first quarter of 2002, goodwill was not deemed to be impaired at the insurance segment, since the fair value of the reporting unit exceeded its carrying value.  Therefore, the second step of the goodwill impairment test was not performed.  However, the carrying values of the reciprocal management and TPA segments exceeded their respective fair values, indicating an impairment of goodwill.  Under step 2 of the test, the implied fair values of the reciprocal management and TPA goodwill were compared to their carrying values to measure the amount of impairment loss.  As a result, a non-cash transitional impairment charge of $48,362 ($29,578, after an income tax benefit of $18,784) was recognized and recorded as a cumulative effect of accounting change in the accompanying consolidated statements of income for the year ended December 31, 2002.  The results of the transitional impairment tests and charges were as follows:

	Insurance	Reciprocal Management	Third Party Administration	Total

Balance as of December 31, 2001	$10,833	49,140	7,259	67,232
Impairment charge	—	(41,103)	(7,259)	(48,362)

Balance as of December 31, 2002	$10,833	8,037	—	18,870

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

The following table provides comparative disclosures of net income excluding the cumulative effect of accounting change and goodwill amortization, net of taxes, for 2003, 2002 and 2001.

	2003	2002	2001

Net income (loss):
Net income (loss), as reported	$16,572	(14,702)	2,930
Cumulative effect of accounting change	—	29,578	—

Net income, adjusted	16,572	14,876	2,930
Goodwill amortization, net of tax	—	—	2,157

Net income, comparative	$16,572	14,876	5,087

Basic earnings (loss) per common share:
Net income (loss), as reported	$1.75	(1.57)	0.31
Cumulative effect of accounting change	—	3.15	—

Net income, adjusted	1.75	1.58	0.31
Goodwill amortization, net of tax	—	—	0.23

Net income, comparative	$1.75	1.58	0.54

Diluted earnings (loss) per common share:
Net income (loss), as reported	$1.71	(1.56)	0.31
Cumulative effect of accounting change	—	3.14	—

Net income, adjusted	1.71	1.58	0.31
Goodwill amortization, net of tax	—	—	0.23

Net income, comparative	$1.71	1.58	0.54

As required by FAS 142, we completed annual impairment testing of our remaining goodwill as of December 31, 2003 and 2002 during the first quarters of 2004 and 2003, respectively, including obtaining reports from independent valuation consultants. Based on the results of such testing, we determined that the fair value of the goodwill exceeded the carrying value and that no impairment exists.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

10. Intangible Assets

At December 31, 2003, 2002 and 2001 identifiable intangible assets consisted of the following:

	As of December 31, 2003		As of December 31, 2002		As of December 31, 2001

	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization

Trade secrets	$1,500	825	1,500	675	1,500	525
Non-compete agreements	500	393	500	321	500	250
Other	305	305	305	275	305	213

Total	$2,305	1,523	2,305	1,271	2,305	988

Aggregate amortization expense:
2001	$282
2002	$283
2003	$252

Estimated amortization expense:
2004	$221
2005	$186
2006	$150
2007	$150
2008	$75

11. Liability for Losses and LAE

Activity in the liability for losses and LAE for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001

Gross balance, January 1	$440,166	318,483	281,295
Less reinsurance recoverables	168,159	80,410	57,698

Net balance, January 1	272,007	238,073	223,597

Incurred related to:
Current year	118,492	137,155	119,734
Prior years	482	2,416	8,612

Total incurred	118,974	139,571	128,346

Paid related to:
Current year	13,455	9,130	17,980
Prior years	101,989	96,507	95,890

Total paid	115,444	105,637	113,870

Gerling commutation	23,226	—	—

Net balance, December 31	298,763	272,007	238,073
Plus reinsurance recoverables	275,766	168,159	80,410

Gross balance, December 31	$574,529	440,166	318,483

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

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The upward development on prior years’ reserves in 2001 included some increase in the initial estimate for 2000 MPL losses and LAE.   In addition and while most claims and incidents reported are closed without a loss payment, we also raised our estimates relative to the ratio of claims closed with a loss payment to all claims and incidents closed in 2001.

Refer to Note 12, Reinsurance for information regarding the Gerling commutation.

12. Reinsurance

FPIC cedes business to other insurance and reinsurance carriers under various reinsurance agreements and fronting programs.  FPIC’s reinsurance agreements do not relieve FPIC from its obligations as primary insurer to its policyholders.  To the extent that any reinsurer might be unable to meet its obligations, FPIC would nonetheless continue to be liable to its policyholders for the insured losses and LAE.

In 2003 and 2002, FPIC reinsured under its primary excess of loss program losses incurred in excess of $500 (retention on FPIC’s anesthesiology programs was $375 per loss because 25% of that business was ceded to APAL, a Cayman Island insurance company of which FPIC owns 9.8%.)   In 2001, we reinsured losses incurred under this program in excess of $250 (retention on FPIC’s anesthesiology programs was $187 per loss because of the program between FPIC and APAL.)   The 2001 program included an annual aggregate deductible, which was 10.73% of subject written premium or approximately $12.9 million.

The effect of reinsurance on premiums written and earned and losses and LAE incurred for the years ended December 31, 2003, 2002 and 2001, was as follows:

	2003		2002		2001

	Written	Earned	Written	Earned	Written	Earned

Direct and assumed premiums	$340,741	336,727	344,727	318,068	245,403	198,691
Ceded premiums	(197,607)	(205,062)	(204,479)	(166,384)	(98,319)	(67,633)

Net premiums	$143,134	131,665	140,248	151,684	147,084	131,058

	2003	2002	2001

Losses and LAE incurred	$323,141	253,015	180,086
Reinsurance recoveries	$(204,167)	(113,444)	(51,740)

Net losses and LAE incurred	$118,974	139,571	128,346

Net Account Quota Share Reinsurance

Effective July 1, 2002, our largest insurance subsidiary, First Professionals, entered into a net account quota share reinsurance agreement with two insurance companies of the Hannover Re group (“Hannover Re”).  The agreement, which calls for First Professionals to cede quota share portions of its written premiums, contains adjustable features, including sliding scale ceding commissions and a cap on the amount of losses that may be ceded to the reinsurer.  The original agreement also contained a loss corridor on business ceded through March 31, 2003, which was removed along with other modifications made in connection with the amendment and extension of the agreement discussed below.  The effect of these features is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to First Professionals as the ceding company.  These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals.  While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP.  In addition to ceding a significant portion of its risks to Hannover Re, the agreement also allows First Professionals to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to be paid to the reinsurers, would be retained by First Professionals.  At December 31, 2003 and 2002, this charge would have been $7,131 and $3,592, respectively.  The decision of whether to commute the agreement and the timing of any such commutation will depend on the performance of the underlying business, the need for the agreement based on our capital position and other relevant considerations.

On May 6, 2003, we entered into an amendment to the Hannover Re agreement that, effective April 1, 2003, extends its expiration date to include policies written and renewed through December 31, 2004.  The agreement has also been amended to remove the loss corridor on business written and ceded, beginning April 1, 2003, and to reduce the lower end of the sliding scale ceding commission range from 27.5% to 20%.  A provision has also been added that will allow First Professionals to reduce the quota share amount of premiums to be ceded under the agreement in 2004.  Cancellation provisions have also been added; one that gives First Professionals the option to cancel the agreement on or after January 1, 2004, with 30 days notice, and one that gives Hannover Re the option to cancel the agreement as of the effective date of any decrease in First Professionals’ base rate for its MPL insurance policies that exceeds 5%.

Reinsurance Recoverable on Paid and Unpaid Losses and LAE and Ceded Unearned Premiums

As of December 31, 2003, we had reinsurance recoverable on paid losses, due from reinsurers on unpaid losses, and ceded unearned premiums in the amounts of $15,950, $275,766 and $71,435, respectively, or $363,151, in aggregate.

The portion of our total aggregate reinsurance recoverables under the excess of loss programs was $115,722 as of December 31, 2003.  Of this amount, $101,484, is due from authorized reinsurers under applicable state insurance regulations, and thus, we do not hold collateral for these recoverables.  For the amounts due from unauthorized reinsurers, we hold collateral in the form of securities in trust, irrevocable letters of credit or other funds held. Most of the excess of loss reinsurers are rated at least “A-” by the A. M. Best and, in management’s opinion these recoverables are fully collectible or realizable.

Reinsurance recoverables under the Hannover Re agreement, totaled $138,071, in aggregate, as of December 31, 2003.  The two companies with which we place this reinsurance are part of the Hannover Ruckversicherungs Group, which is rated “A” by A. M. Best, but these two subsidiaries are not authorized reinsurers under applicable state insurance regulations.  Under the terms of the agreement, we have funds withheld in the amount of $118,356.  In addition we hold irrevocable letters of credit totaling $25,571 as collateral for these amounts.  Hannover Re also participates in our excess of loss program.  We do not hold collateral on balances due from the parent company because it is an authorized reinsurer.

As of December 31, 2003, $90,169 of our aggregate reinsurance recoverables are associated with program business under fronting agreements with related parties and others.  Of this amount, $40,330 is due from PRI, the New York insurance reciprocal managed by our subsidiary, AFP, and for which we hold collateral of $40,578 in the form of securities held in trust.  Reinsurance recoverables of $25,804 are due from segregated portfolios or cells of APAL (SPC) Ltd., a subsidiary of APAL, a Cayman Islands insurer in which we have a 9.8% interest, and are collateralized by securities in trust, an irrevocable letter of credit and other funds held totaling $28,018.

The remaining portion of our reinsurance recoverables as of December 31, 2003, $19,188, is due from APAL under a 25% quota share reinsurance agreement we had, and is collateralized by securities in trust, an irrevocable letter of credit and other funds held totaling $16,846.  Subsequent to year-end, $1,806 was collected from APAL in cash on amounts due, reducing exposure in excess of collateral to $536. We believe these amounts are recoverable.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

For additional information on the above transactions that are with related parties, refer to Note 22, Related Party Transactions, which is presented below.

Commutation of Gerling Global Reinsurance

On November 25, 2003, FPIC received $23,500 in exchange for commuting its reinsurance treaties with Gerling Global Reinsurance Corporation of America (“Gerling”), one of its reinsurers.  The amount collected includes payments for commutation of Gerling’s quota share treaty for facultative reinsurance coverage on non-standard risks, Gerling’s portion of the excess of loss reinsurance program and payments for estimated future claims under the Gerling treaties.   Gerling participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%.   We replaced Gerling’s participation in our reinsurance programs, effective with our renewal as of January 1, 2003.  No gain or loss was recognized on the commutation transaction.  As a result of the commutation, we have no reinsurance recoverable from Gerling as of December 31, 2003.

13. Long Term Debt, Revolving Credit Facility and Term Loan

Our outstanding debt, as of December 31, 2003 and 2002, consisted of the following:

	As of Dec 31, 2003	As of Dec 31, 2002

Junior subordinated debentures due May 15, 2033 (callable by FPIC beginning May 15, 2008); uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.1% (5.28% at December 31, 2003).	$15,464	—

Junior subordinated debentures due May 23, 2033 (callable by FPIC beginning May 23, 2008); uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.2% (5.37% at December 31, 2003).	5,155	—

Senior notes due May 23, 2033 (callable by FPIC beginning May 23, 2008); uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.2% (5.37% at December 31, 2003).	10,000	—

Junior subordinated debentures due October 29, 2033 (callable by FPIC beginning October 29, 2008); uncollateralized and bearing floating rate interest at three-month LIBOR plus 3.85% (5.01% at December 31, 2003).	15,464

Revolving credit and term loan agreement with five banks fully repaid November 10, 2003; collateralized and bearing variable interest at three-month LIBOR plus 3.00% at December 31, 2002 (6.25% at December 31, 2002; 4.38% at January 2, 2003).	—	47,208

Total	$46,083	47,208

Long Term Debt

During 2003, we completed the placement of $10,000 in senior notes and created three trusts that issued 30-year trust preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36,083. We used the proceeds along with other internally generated funds to retire our bank term loan and revolving credit facility, make a capital contribution to our insurance operations and unwind hedge agreements related to the revolving credit facility and term loan.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

We established three wholly owned, but not consolidated, trusts, FPIC Capital Trust I, FPIC Capital Statutory Trust II and FPIC Capital Statutory Trust III, for the sole purpose of issuing the trust preferred securities.  The proceeds received by the three trusts were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features.  The debentures issued by FPIC, which are reported as long term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing to one another.

The securities are uncollateralized and bear a floating interest rate equal to the three-month LIBOR plus a spread ranging from 3.85% to 4.2% (the total interest rates ranged from 5.01% to 5.37% as of December 31, 2003).  The floating interest rate will be adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged under the securities within the first five years is 12.5%.  We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.  We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing.  The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years.  In the case of the potential earlier call date, the redemption or call price payable by us may be different than par.  The securities have stated maturities of thirty years and are due in May and October 2033.

For additional information on FPIC’s hedging instruments and interest costs, see the discussion below under Note 14, Derivative Financial Instruments.

Issuance costs for all three offerings in the aggregate amount of approximately $1,404 were capitalized and will be amortized over their respective stated maturity periods of thirty years.

Indenture agreements, relating to FPIC’s junior subordinated debentures and trust preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal of, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank equal in standing with or junior in interest to capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.

Bank Credit Facility

On November 10, 2003, we repaid the remaining outstanding balance of our revolving credit facility and retired the credit facility using the proceeds of the third private placement offering and internally generated funds, including proceeds from the sale of FPIC’s 20% interest in American Physicians’ Insurance Services, Inc., a Texas corporation (“APS”).  We also used a portion of the proceeds to unwind the remainder of the interest rate swap agreement used as a hedge for the credit facility’s floating rate interest.  A corresponding charge to interest expense of approximately $884 was recognized in the fourth quarter of 2003 for the termination of the interest rate swap agreement.  With the repayment and retirement of the credit facility, FPIC and its subsidiaries have been released from the corresponding liens on their assets that served as collateral under the credit facility and from their respective guarantee agreements.  We are also no longer subject to the credit facility’s covenants and restrictions.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

14. Derivative Financial Instruments

As of December 31, 2003, FPIC had four interest rate collars.  The collars are designed to maintain FPIC’s ultimate floating rate interest costs on its trust preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities.  The initial costs of the hedge instruments acquired for this purpose of $1,134, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods.

The rate collars and terms as of December 31, 2003 are presented below with their corresponding effects on the floating rate interest costs associated with the trust preferred securities and senior notes.

Notional Amount	Maturity Date	LIBOR Floor (1)	LIBOR Cap (1)	Floor Rate	Cap Rate

$15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%

(1) Based on three-month LIBOR

The following is a summary of FPIC’s interest risk management strategy and the effect of this strategy on FPIC’s consolidated financial statements:

The interest rate collars were purchased to effectively place floors and caps on the three-month LIBOR floating interest of approximately 1.0% to 1.20% and 4.40% to 4.65%, respectively, on notional principal corresponding with the principal amounts of each offering, for 5 years.  These instruments will effectively serve to hedge our total floating interest rate borrowing costs under the securities to within a range of 4.85% to 8.6% for five years and until such time that we have the right to call the securities.

Under the interest rate collars, when the three-month LIBOR interest rate exceeds the specified cap rate or falls below the specified floor rate, we receive or pay, respectively, the related cash flow equal to the difference in percentage times the notional principal under the respective contracts.  The two portions of each contract working together, therefore, form a hedge against the effects of a rising three-month LIBOR rate above the cap or a falling three-month LIBOR rate below the floor.  The notional amounts referenced in the interest rate collars equal the related trust preferred securities or senior notes, as applicable.  The notional amounts of the contract are not exchanged.  Therefore, working together the excess of the interest expense on our securities over the cap rate, or the shortfall in interest expense under the floor, are offset by related receipts of excess interest under the caps, or the payment of the interest shortfall below the floor, respectively.  No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contract.

The interest rate collar instruments are reflected at fair value in FPIC’s consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive income (loss)). The net effect of this accounting on FPIC’s operating results is that interest expense on the variable debt being hedged is recorded based on fixed interest rates.

FPIC had interest rate swap agreements that provided a hedge against changes in the amount of cash flows associated with the variable interest expense associated with its former revolving credit facility and term loan. These were terminated in connection with the paydown and retirement of FPIC’s bank credit facility. As a result, charges of $2,493 were recognized as interest expense and the related unrealized loss of $1,532 after income taxes was eliminated from accumulated other comprehensive income. The fair value of the interest rate

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

swaps was a loss of $3,383 and $2,943 at December 31, 2002 and 2001, respectively, which was reported within other liabilities in the statements of financial position.

FPIC formally documents the relationships between the hedging instruments and the underlying long-term debt instruments.  FPIC also assesses the effectiveness of the hedging instruments on a quarterly basis.  If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the swaps would be included in earnings rather than comprehensive income.  For the years ended December 31, 2003 and 2002, the net gain or loss on the ineffective portion of the swap agreements was not material.

15. Deferred Credit

At December 31, 2003, 2002 and 2001, FPIC’s deferred credit consisted of the following:

	2003	2002	2001

Beginning balance	$8,749	10,007	11,484
Amortization expense	(1,020)	(1,258)	(1,477)

Ending balance	$7,729	8,749	10,007

Effective January 1, 2000, FPIC’s insurance subsidiaries entered into a 100% quota share reinsurance agreement with PRI to assume the death, disability and retirement (“DD&R”) risks under PRI’s claims-made insurance policies in exchange for cash and investments.  FPIC completed a GAAP valuation of the underlying liability during 2000 and a deferred credit in the amount of $13,205 was recognized.  The deferred credit, which will be accreted into income over 20 years, represents the difference between the GAAP valuation of the underlying liabilities and the initial premium received.  The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e., mortality, morbidity, retirement, interest and inflation rate assumptions).  The benefit assumptions equate to coverage for MPL claims and the related losses and LAE that may be brought against an insured in the future based on insured counts that might occur anytime while the insured is a PRI policyholder.  It is therefore subject to inherent uncertainties as are our loss and LAE reserves over time.  The DD&R reserves and the related estimation methods are continually reviewed and revised, if necessary, to reflect current conditions and trends.  The resulting adjustments are reflected in current year net income.  While management believes the DD&R reserves are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently estimated and such differences could be material.

For additional information regarding the 100% quota share agreement with PRI, see Note 22, Related Party Transactions.

16. Commitments and Contingencies

The future minimum annual rentals under non-cancelable operating leases are as follows:

2004	$2,608
2005	2,498
2006	2,139
2007	1,887
2008	1,835
Thereafter	1,660

Total	$12,627

Total rental expense was $2,636, $2,581 and $2,410 for 2003, 2002 and 2001, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  FPIC has evaluated such exposures as of December 31, 2003, and believes its position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims.  However, in one case arising in 1993, no such coverage is available and an estimate of possible loss above the amount currently reserved cannot be made.   In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of December 31, 2003, and in all cases, believes its position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

FPIC’s insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

In addition to standard assessments, the Florida and Missouri Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  FPIC would be assessed on the basis of premiums written in the state.  During 2001, a special assessment was levied on First Professionals and APAC that totaled $0.9 million.  No special assessments were made in 2003 and 2002.  In addition, FPIC could be subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as a hurricane.

While management has evaluated the incidents and circumstances surrounding the above-mentioned asserted or unasserted legal claims and assessments of which it is aware and believes that these will not have materially adverse effects on FPIC beyond amounts already recognized and accrued, there can be no absolute assurance as to their ultimate outcomes.

Management agreement between AFP and PRI

The management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. AFP has earned and collected profit sharing amounts under the original agreement totaling $3,584 for the three years ended December 31, 2001. As of December 31, 2003, and based on PRI’s operating results, no amounts were payable under this provision of the amended management agreement. See Note 22, Related Party Transactions, to the consolidated financial statements for additional information about the management agreement with PRI. Also, FPIC has issued an irrevocable letter of credit in the amount of $500,000 as collateral under the operating lease for the building occupied by AFP and PRI in Manhasset, New York.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

17. Reconciliation of Basic and Diluted Earnings Per Share

Data with respect to FPIC’s basic and diluted earnings per common share are shown below:

	2003	2002	2001

Net income (loss):
Income before cumulative effect of accounting change	$16,572	14,876	2,930
Cumulative effect of accounting change	—	(29,578)	—

Net income (loss)	$16,572	(14,702)	2,930

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$1.75	1.58	0.31
Cumulative effect of accounting change	—	(3.15)	—

Net income (loss)	$1.75	(1.57)	0.31

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$1.71	1.58	0.31
Cumulative effect of accounting change	—	(3.14)	—

Net income (loss)	$1.71	(1.56)	0.31

Basic weighted average shares outstanding	9,483	9,387	9,383
Common stock equivalents	182	45	85

Diluted weighted average shares outstanding	9,665	9,432	9,468

Diluted loss per common share for the three months ended December 31, 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 115 common stock equivalents would have been anti-dilutive.

18. Stock Option and Employee Stock Purchase Plans

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

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

At December 31, 2003 and 2002, 578,380 and 558,641 shares of FPIC’s common stock, respectively were reserved for issuance in connection with the stock option plans.  A summary of the status of FPIC’s stock options is presented below:

	Shares	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price

Balance, December 31, 2000	1,547,283	$18.55	867,049	$22.52
Granted	311,750	13.75	—	—
Exercised	(13,000)	8.90	—	—
Forfeited	(173)	14.38	—	—

Balance, December 31, 2001	1,845,860	$17.81	1,131,918	$20.65

Granted	327,500	8.49	—	—
Exercised	(23,833)	8.63	—	—
Forfeited	(138,665)	19.91	—	—

Balance, December 31, 2002	2,010,862	$16.25	1,355,515	$18.93

Granted	291,500	20.70	—	—
Exercised	(355,295)	11.93	—	—
Forfeited	(294,379)	24.11	—	—

Balance, December 31, 2003	1,652,688	$16.57	1,091,624	$17.10

The following table summarizes information for options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Prices per Share	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.00-6.99	220,832	8.7 years	$6.80	67,512	$6.80
$7.00-13.99	443,169	6.1 years	$10.78	366,501	$10.45
$14.00-20.99	459,112	6.3 years	$14.80	354,536	$14.92
$21.00-27.99	396,000	7.2 years	$23.16	169,500	$23.30
$28.00-34.99	70,000	3.6 years	$31.38	70,000	$31.38
$35.00-48.99	63,575	3.5 years	$46.34	63,575	$46.34

	1,652,688	6.6 years	$16.57	1,091,624	$17.10

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro-forma information presented in Note 2, Significant Accounting Policies, to the consolidated financial statements about stock-based compensation, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life of options	5 years	5 years	5 years
Risk free interest rate	3.02%	3.31%	4.60%
Expected volatility of stock	53.02%	50.41%	43.64%

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The weighted average fair value of options granted during 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Fair value of options granted	$10.14	4.03	6.12
Total fair value of all options granted	$2,955	1,319	1,676
Expected dividends	$—	—	—
Total number of options granted	291,500	327,500	311,750

In accordance with FAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions.  In actuality, because FPIC’s incentive stock options are not traded on any exchange, employees and directors can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of FPIC’s stock.  Such an increase in stock price would also benefit other stockholders.

FPIC also maintains an Employee Stock Purchase Plan that allows employees to purchase FPIC’s common stock at 85% of the market value on the first or last day of the offering period, whichever is lower.  At December 31, 2003 and 2002, 26,860 and 11,279, respectively, shares of FPIC’s common Stock were reserved for issuance in connection with this plan.

19. Employee Benefit Plans

FPIC currently sponsors eight post-retirement plans for its employees.  The table below lists those plans and the subsidiary of FPIC whose employees are covered by that plan.

FPIC	Defined contribution profit sharing plan
FPIC	Defined benefit plan
FPIC	Supplemental executive retirement plan (“SERP”)
Tenere	Defined contribution profit sharing plan and trust
Tenere	Money purchase pension plan
AFP	Defined contribution profit sharing plan
AFP	Defined benefit plan
EMI	Defined contribution profit sharing plan

The FPIC defined contribution profit sharing plan is available to all employees of FPIC after meeting certain eligibility requirements.  The plan is comprised of two parts.  The first part of the plan is a defined contribution plan that allows employees to contribute up to 12.5% of their annual compensation, subject to IRS limits.  FPIC contributes a matching amount equal to 2.5% of the employee’s annual compensation.  The second part of the plan is a profit sharing plan, whereby FPIC may at its discretion make an additional contribution to the plan up to a maximum of 10% of the employee’s annual compensation. FPIC’s policy is to fully fund the liability for the matching portion at the end of each year.  At December 31, 2003 and 2002, the fair market value of defined contribution profit sharing plan assets was $8,174 and $5,121, respectively.  The expense for this plan amounted to $1,189, $990 and $1,138 in 2003, 2002 and 2001, respectively.

The FPIC defined benefit plan is available to all eligible employees of FPIC who have six months of service and whose ages are twenty and one half years of age or older.  The amount of benefits is based on years of service and 0.75% of the employee’s average monthly salary not over the Social Security base plus 1.4% of the employee’s average monthly salary over the Social Security base.  FPIC’s policy is to contribute the maximum amount towards funding benefits under the plan subject to IRS limits.  At December 31, 2003 and 2002, the fair market value of defined benefit plan assets was $3,281 and $1,651, respectively.  FPIC had a net periodic pension cost of $463, $277 and $217 for this plan in 2003, 2002 and 2001, respectively.  The expense for this plan amounted to $1,275, $183 and $143 in 2003, 2002 and 2001, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

FPIC also has a SERP that provides certain executives with income at retirement equal to 60% of pre-retirement base compensation, less qualified pension plan benefits paid by FPIC and all predecessor plans and Social Security benefits. The plan has no vesting prior to age 55.  The total liability included in the financial statements for this plan amounted to approximately $1,961 and $1,541 as of December 31, 2003 and 2002, respectively.  FPIC had a net periodic pension cost of $192, $258 and $386 under this plan in 2003, 2002 and 2001, respectively.  Assumptions used in the accounting for the SERP liability are as follows:  mortality rates are based on the 1983 group annuity mortality table; withdrawal rates are based on a table showing the probability of terminating service for reasons other than death, disability or retirement within one year after attaining certain ages; disability rates are included in the withdrawal rates; retirement age is 65; marital status assumes 100% of employees are married, with males three years older than females; social security projection assumes wage base of 3% per annum; inflation rates are assumed to be 3% annum, compounded annually.

The Tenere defined contribution profit sharing plan and trust is available to all employees of Tenere upon meeting certain eligibility requirements.  The plan is comprised of two parts.  The first part is a defined contribution plan that allows employees to contribute a portion of their annual compensation, subject to IRS limits.  The second part is a profit sharing plan, whereby Tenere may at its discretion contribute an employer contribution to the plan.  At December 31, 2003 and 2002, the fair market value of plan assets was $881 and $773, respectively.  The expense for this plan amounted to $62, $76 and $66 in 2003, 2002 and 2001, respectively.

The Tenere money purchase plan is available to all employees of Tenere upon meeting certain eligibility requirements.  The plan is designed to provide benefits based on length of service, whereby Tenere will make contributions to the plan on behalf of the participants for each year of service until the employee retires.  At retirement, the employee will be eligible to receive the value of the contributions made to the plan on the employee’s behalf.  Tenere contributes on behalf of each participant an amount equal to 6.0% of the employee’s annual compensation plus 5.7% of the employee’s annual compensation in excess of the Social Security Taxable Wage Base.  At December 31, 2003 and 2002, the fair market value of plan assets was $290 and $358, respectively.  The expense for this plan amounted to $71, $94 and $94 in 2003, 2002 and 2001, respectively.

The AFP defined contribution and profit sharing and defined benefit plans are available to all eligible employees of AFP.  The benefits under these plans are based on years of service and employee compensation.  AFP’s funding policy is to contribute to the plans an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus any additional amounts determined to be appropriate from time to time. Contributions are intended to be sufficient to cover the costs of benefits earned for service to date and an estimate of those costs for future service.  AFP contributed $2,035, $1,221 and $957 to the plans in 2003, 2002 and 2001, respectively.  The invested assets of the plans consist of investments in various types and categories of stocks and bonds.  At December 31, 2003 and 2002, the fair market value of plan assets was $8,852 and $6,732, respectively.  Pension costs for the years 2003, 2002 and 2001 amounted to $1,905, $1,255 and $978, respectively.

The EMI defined contribution profit sharing plan is available for all employees of EMI upon meeting certain eligibility requirements.  Under the plan, employees can contribute up to 16% of their annual salary, subject to IRS limits, of which EMI may, at its discretion, contribute a matching amount of up to 100% of the employee contributions.  Historically, EMI has contributed a matching amount equal to approximately 30% of the employee contribution.  At December 31, 2003 and 2002, the fair market value of plan assets was $2,653 and $2,167.  The expense for this plan amounted to $87, $94 and $147, for 2003, 2002 and 2001, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The actuarially computed net periodic pension cost for our two defined benefit plans and SERP combined for the years ending December 31, 2003, 2002 and 2001, included the following:

	2003	2002	2001

Service cost of benefits earned during the period	$1,470	1,081	949
Interest cost on projected benefit obligation	1,035	826	725
Expected return on plan assets	(556)	(548)	(541)
Recognized net actuarial loss	47	235	—
Net amortization and deferral	568	196	447

Net periodic pension cost	$2,564	1,790	1,580

Actuarial Present Value of Benefit Obligation
Accumulated benefit obligations	$(10,485)	(7,484)	(5,977)

Projected benefit obligations for service rendered to date	$(20,234)	(15,293)	(12,105)
Plan assets at fair value	12,133	8,383	7,769

Projected benefit obligations in excess of plan assets	(8,101)	(6,910)	(4,336)
Unrecognized net loss from past experience different from that assumed	6,525	4,302	2,161
Prior service cost not yet recognized in net periodic pension cost	171	235	281
Unrecognized net obligations at inception recognized over 15.29 years	131	169	49

Accrued pension cost	$(1,274)	(2,204)	(1,845)

The following tables set forth the status of our two defined benefit plans and SERP combined for the years ending December 31, 2003 and 2002, respectively.

	2003	2002

Change in Benefit Obligation
Benefit obligation, January 1	$15,293	12,105
Service cost	1,470	1,081
Interest cost	1,035	826
Actuarial loss	2,815	1,361
Benefits paid	(379)	(80)

Benefit obligation, December 31	$20,234	15,293

Change in Plan Assets
Fair value of plan assets, January 1	$8,383	7,769
Actual return on plan assets	636	(662)
Employer contributions	3,493	1,363
Benefits paid	(379)	(87)

Fair value of plan assets, December 31	$12,133	8,383

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Assumptions used in the accounting for the net periodic pension cost and plan status for our two defined benefit plans and SERP combined for the years ended December 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001

Discount rates	6.47%	6.59%	6.59%
Rate of increase in compensation levels	5.18%	5.04%	5.04%
Return on assets	7.10%	6.76%	7.07%

Assumptions used in the accounting for the benefit obligation for our two defined benefit plans and SERP combined for the years ended December 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001

Discount rates	5.83%	6.47%	6.59%
Rate of increase in compensation levels	5.17%	5.18%	5.04%
Return on assets	7.14%	6.70%	6.76%

Both FPIC and AFP maintain a diversified investment strategy in managing its defined benefit plans and consider investment risk and return on assets.  This is accomplished by maintaining portfolios of managed pooled separate accounts with their administrator-investment providers, which include investments in equity and debt securities, and to a limited extent real estate.  The plans assets are not invested in securities such as derivatives or hedge funds.

At the present time, the target asset allocation for FPIC is approximately 60% in debt securities and 40% in equity securities.  AFP’s target asset allocation is approximately 35% in debt securities, 20% in convertible debt securities, and 45% in equity securities.  Debt securities in both FPIC and AFP include a combination of money market, bond and mortgage backed investments.  Equity securities are fairly evenly distributed in a diversified portfolio of large, medium and small cap investments, with a modest international component.

FPIC and AFP’s portfolios are subject to review periodically and rebalanced accordingly, if market conditions change or the portfolio needs to be rebalanced to meet target allocations.

20. Segment Information

In accordance with the provisions of FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” FPIC has determined that it has three reportable operating segments: insurance, reciprocal management and TPA.  Our insurance segment specializes in professional liability insurance products and services for physicians, dentists and other healthcare providers.  The reciprocal management segment contains our subsidiary AFP, which serves as the exclusive manager and attorney-in-fact of PRI, an insurance reciprocal in New York.  PRI is a major client of ours and our revenues and results of operations are financially sensitive to its revenues and financial condition. We do not own PRI, or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under FIN 46R and so PRI’s financial statements are not consolidated or included in ours.  Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership basically vest with the policyholders of PRI.  The reciprocal management segment also provides brokerage, administration and intermediary services for insurance and reinsurance programs to PRI and FPIC.  Our TPA segment provides administrative and claims management services to self-insured employer groups for group accident and health, workers’ compensation and general liability and property insurance plans.

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

The following table provides a reconciliation of reportable segment assets to FPIC’s consolidated assets:

	2003	2002	2001

Combined assets for reportable segments	$1,430,380	1,262,407	1,023,855
Investments in equity method investees	(245,098)	(233,069)	(241,309)
Intercompany receivables	(2,152)	(2,907)	(11,724)

Total consolidated assets	$1,183,130	1,026,431	770,822

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Selected financial information by segment follows:

	For the year ended December 31, 2003

	Insurance	Reciprocal Management	TPA	Total Segments	Intersegment Eliminations	Consolidated

Net premiums earned	$131,665	—	—	131,665	—	131,665
Claims administration and management fees	$—	26,582	14,313	40,895	—	40,895
Interest revenue	$20,570	116	13	20,699	—	20,699
Net investment income	$18,285	116	13	18,414	—	18,414
Total revenue	$154,913	36,604	16,514	208,031	(6,307)	201,724
Depreciation and amortization	$1,796	1,194	393	3,383	—	3,383
Interest expense on debt	$5,886	—	—	5,886	—	5,886
Income tax expense	$2,635	5,971	711	9,317	—	9,317
Income before cumulative effect of accounting change	$6,463	9,179	930	16,572	—	16,572
Net income	$6,463	9,179	930	16,572	—	16,572
Identifiable assets	$1,139,653	39,634	5,995	1,185,282	(2,152)	1,183,130
Goodwill	$10,833	8,037	—	18,870	—	18,870

	For the year ended December 31, 2002

	Insurance	Reciprocal Management	TPA	Total Segments	Intersegment Eliminations	Consolidated

Net premiums earned	$151,684	—	—	151,684	—	151,684
Claims administration and management fees	$—	24,341	12,693	37,034	—	37,034
Interest revenue	$22,672	141	43	22,856	(285)	22,571
Net investment income	$20,793	141	43	20,977	—	20,977
Total revenue	$180,775	31,678	15,302	227,755	(5,815)	221,940
Depreciation and amortization	$6,572	885	503	7,960	—	7,960
Interest expense on debt	$4,762	—	—	4,762	—	4,762
Income tax expense	$4,316	4,309	209	8,834	—	8,834
Income before cumulative effect of accounting change	$7,961	6,604	311	14,876	—	14,876
Cumulative effect of accounting change, net of tax	$—	(24,363)	(5,215)	(29,578)	—	(29,578)
Net income (loss)	$7,961	(17,759)	(4,904)	(14,702)	—	(14,702)
Identifiable assets	$984,470	38,585	6,283	1,029,338	(2,907)	1,026,431
Goodwill	$10,833	8,037	—	18,870	—	18,870

	For the year ended December 31, 2001

	Insurance	Reciprocal Management	TPA	Total Segments	Intersegment Eliminations	Consolidated

Net premiums earned	$131,058	—	—	131,058	—	131,058
Claims administration and management fees	$—	22,959	12,545	35,504	—	35,504
Interest revenue	$24,165	344	159	24,668	(147)	24,521
Net investment income	$22,874	344	159	23,377	—	23,377
Total revenue	$158,213	29,296	15,984	203,493	(5,911)	197,582
Depreciation and amortization	$10,272	2,829	1,297	14,398	—	14,398
Interest expense on debt	$4,491	—	—	4,491	—	4,491
Income tax (benefit) expense	$(4,385)	2,838	(297)	(1,844)	—	(1,844)
Income before cumulative effect of accounting change	$(847)	4,348	(571)	2,930	—	2,930
Net (loss) income	$(847)	4,348	(571)	2,930	—	2,930
Identifiable assets	$704,075	63,683	14,788	782,546	(11,724)	770,822
Goodwill	$10,833	49,140	7,259	67,232	—	67,232

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

21. Statutory Accounting

First Professionals, APAC, Intermed and Interlex are required to file statutory-basis financial statements with state insurance regulatory authorities.  The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent.  In 2004, and based on the amounts of capital and surplus of our insurance subsidiaries as of December 31, 2003, dividends of $13,407 may be paid to FPIC, the holding company, without regulatory consent.

The restricted net assets for FPIC’s insurance subsidiaries at December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001

First Professionals	$106,967	99,772	82,513
APAC	$13,508	13,151	13,864
Intermed	$25,265	24,743	22,174
Interlex	$6,117	5,822	5,156

The statutory capital and surplus for FPIC’s insurance subsidiaries at December 31, 2003, 2002 and 2001, is shown in the table below.

	2003	2002	2001

First Professionals	$118,873	110,858	91,682
APAC	15,009	14,612	15,405
Intermed	26,991	24,743	22,174
Interlex	6,797	6,541	5,729

Combined statutory surplus	167,670	156,754	134,990
Less: Intercompany eliminations	(33,788)	(31,284)	(27,903)

Consolidated statutory surplus	$133,882	125,470	107,087

For the years ended December 31, 2003, 2002 and 2001, the statutory net income or loss for FPIC’s insurance subsidiaries was as follows:

	2003	2002	2001

First Professionals	$2,524	10,961	(6,623)
APAC	1,032	569	(1,131)
Intermed	2,316	1,295	390
Interlex	287	99	(637)

Total statutory income (loss)	$6,159	12,924	(8,001)

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

FPIC’s insurance subsidiaries: First Professionals, APAC, Intermed and Interlex prepare financial statements for regulatory purposes on a statutory-basis in conformity with the accounting practices prescribed or permitted by the states of Florida and Missouri.  On a consolidated basis and at the subsidiary level, FPIC’s statutory capital and surplus exceeded applicable regulatory and risk-based capital requirements.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

22. Related Party Transactions

Following is a summary of the related party transactions of FPIC and its consolidated subsidiaries included in the consolidated financial statements as of December 31, 2003 and 2002, and for the twelve months ended December 31, 2003, 2002 and 2001. Credit balances are presented parenthetically.

	As of Dec 31, 2003	As of Dec 31, 2002

Amounts included within the Statements of Financial Position:
Other invested assets	$788	7,398
Premiums receivable	$8,608	7,023
Reinsurance recoverable on paid losses	$2,738	1,398
Reinsurance recoverable on unpaid losses and advance premiums	$12,012	10,042
Reinsurance recoverable on unpaid losses and advance premiums,
fronting arrangements (1)	$70,462	62,214
Ceded unearned premiums	$3,638	2,978
Ceded unearned premiums, fronting arrangements (2)	$12,848	14,145
Deferred policy acquisition costs	$4,035	3,848
Deferred policy acquisition costs, fronting arrangements	$(535)	(574)
Other assets	$4,171	3,467
Liability for losses and LAE	$(20,555)	(17,314)
Unearned premiums	$(47,240)	(43,506)
Reinsurance payable	$(23)	(1,054)
Reinsurance payable, fronting arrangements	$(11,738)	(3,454)
Deferred credit	$(7,729)	(8,749)
Accrued expenses and other liabilities	$(1,030)	(890)

(1)	Corresponding liability for losses and LAE under fronting arrangements was ($71,620) and ($63,529) as of December 31, 2003 and 2002, respectively.
(2)	Corresponding unearned premiums under fronting arrangements was ($12,848) and ($14,145) as of December 31, 2003 and 2002, respectively.

	2003	2002	2001

Amounts included within the Statements of Income:
Net premiums earned	$(3,478)	(6,921)	(15,574)
Ceded net premiums earned, fronting arrangements (1)	$45,729	51,736	34,318
Claims administration and management fees	$(26,582)	(24,341)	(22,959)
Finance charge and other income	$(64)	(50)	(367)
Net losses and LAE	$(2,289)	(1,532)	12,604
Ceded losses and LAE, fronting arrangements (2)	$(44,697)	(27,000)	(33,657)
Other underwriting expenses	$3,804	2,774	2,485
Other underwriting expenses, fronting arrangements	$(6,382)	(4,417)	(3,437)
Other expenses	$213	248	—

(1)	Corresponding direct premiums earned under fronting arrangements were ($45,726), ($52,079) and ($35,374) for the twelve months ended December 31, 2003, 2002 and 2001, respectively.
(2)	Corresponding direct losses and LAE incurred under fronting arrangements were $44,768, $27,290 and $34,713 for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Management Agreement with APAM and Consulting Group of APA, Inc. (“CGA”)

Effective June 30, 1998, FPIC entered into a management services agreement with APAM and CGA, to provide FPIC with all necessary insurance management and administrative services for APAC, a wholly owned subsidiary of FPIC. FPIC has an indirect financial interest in APAM through its 9.8% interest in APAL, which owns 100% of APAM. Prior to January 1, 2002, the agreement provided that APAM would receive an annual fee of 14.5% of direct premiums (net of refunds) consisting of an annual 10.5% service fee and 4% claims management fee. Effective January 1, 2002, the agreement was amended to implement a sliding fee scale of 14.5% on the first $8 million of written premiums, 11% on written premiums between $8 million and $10 million, and 10% on all written premiums in excess of $10 million. In addition, the CGA fee is $500 annually. The agreement as it concerns APAM also provides that anesthesiologist business produced by First Professionals or its respective agents will be transferred to APAC upon renewal, assuming the insured agrees, and that APAM will receive an annual 1% service fee on such business.

As of December 31, 2003 the management agreement with APAM and the CGA consulting agreement had expired.

The following table summarizes the related party assets and liabilities as of December 31, 2003 and 2002 and revenues and expenses for the years ended December 31, 2003, 2002 and 2001 resulting from the management agreements with APAM and CGA.

	2003	2002	2001

Amounts included within the Statements of Income:
Net losses and LAE:
Claims handling fees incurred	$1,115	951	710
Other underwriting expenses:
Management fees and consulting fees incurred	$3,407	2,732	1,990

25% Quota Share Reinsurance Agreement with APAL

On July 1, 1998, First Professionals and APAC also entered into a quota share reinsurance agreement with APAL whereby these two subsidiaries cede a 25% quota share portion of all business written by them related to anesthesiologists and certain related specialties to APAL. The agreements were entered into in connection with and at the time of FPIC’s acquisition of APAC.

Effective December 31, 2003, FPIC did not renew or extend the quota share reinsurance agreement whereby First Professionals and APAC ceded 25% of their anesthesiologists’ MPL business to APAL. As a result, no further written premiums will be ceded to APAL, effective January 1, 2004 and business ceded under this agreement through December 31, 2003, will be placed in run-off.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The following table summarizes the related party assets and liabilities as of December 31, 2003 and 2002 and revenues and expenses for the years ended December 31, 2003, 2002 and 2001 resulting from the 25% quota share reinsurance agreement with APAL.

	As of Dec 31, 2003	As of Dec 31, 2002

Amounts included within the Statements of Financial Position:
Reinsurance recoverable on paid losses	$2,738	1,398
Reinsurance recoverable on unpaid losses and
advance premiums	$12,012	10,042
Other assets	$111	176
Ceded unearned premiums	$3,638	2,978
Reinsurance payable	$(23)	(1,054)

	2003	2002	2001

Amounts included within the Statements of Income:
Net premiums earned:
Ceded premiums earned	$8,210	7,046	4,018
Net losses and LAE:
Ceded losses and LAE incurred	$(8,001)	(7,056)	2,068
Other underwriting expenses:
Ceding commissions earned	$(1,642)	(1,412)	(759)

See Note 12, Reinsurance, for additional information on the collateral held under these programs.

Fronting Programs with APAL (SPC) Limited

Effective in 2001, APAL formed a new subsidiary, APAL (SPC) Limited, which was established in accordance with Section 235(1) of the Company Law 2nd Revision of Caymanian Law as a segregated portfolio corporation. FPIC’s subsidiary APAC, has developed alternative risk insurance programs, whereby segregated portfolio corporations have been formed to assume workers’ compensation risks. APAC receives a fee for the use of its policy forms and does not retain the underwriting risks or incur the administrative expenses under these programs. Like other reinsurance agreements, APAC does remain liable to the insureds under these programs as the primary insurer in the event APAL (SPC) Limited or other reinsurers under these programs were not to perform. Therefore, APAC maintains collateral in the form of assets in trust and irrevocable letters of credit corresponding with applicable reinsurance recoverable balances.

All but one of these programs were terminated as of December 31, 2003 or prior, and have been placed into run-off. The remaining program will expire on or before June 30, 2004, at which time it will be placed into run-off.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The following table summarizes the related party assets and liabilities as of December 31, 2003 and 2002 and revenues and expenses for the years ended December 31, 2003, 2002 and 2001 resulting from the fronting programs with APAL (SPC) Limited. The corresponding direct business with non-related parties is indicated as a footnote to the table.

	As of Dec 31, 2003	As of Dec 31, 2002

Amounts included within the Statements of Financial Position:
Reinsurance recoverable on unpaid losses and
and advance premiums (1)	$14,938	4,976
Ceded unearned premiums (2)	$10,866	8,973
Reinsurance payable	$(11,738)	(3,454)

	2003	2002	2001

Amounts included within the Statements of Income:
Net premiums earned:
Ceded premiums earned (3)	$26,262	17,998	5,726
Net losses and LAE:
Ceded losses and LAE incurred (4)	$(20,014)	(7,427)	(3,881)
Other underwriting expenses:
Fronting fee income earned	$(2,020)	(803)	(356)

(1)	Corresponding liability for losses and LAE was ($14,938) and ($4,976) as of December 31, 2003 and 2002, respectively.
(2)	Corresponding unearned premiums was ($10,866) and ($8,973) as of December 31, and 2003 and 2002, respectively.
(3)	Corresponding direct premiums earned were ($26,262), ($17,998) and ($5,726) for the twelve months ended December 31, 2003, 2002 and 2001, respectively.
(4)	Corresponding direct losses and LAE incurred were $20,014, $7,427 and $3,881 for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

See Note 12, Reinsurance, for additional information on the collateral held under these programs.

Reinsurance Agreements with PRI

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

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Effective January 1, 2000, First Professionals entered into a 100% quota share reinsurance agreement with PRI to assume PRI’s DD&R risks under its claims-made insurance policies in exchange for cash and investments in the amount of $47.0 million. During 2000, a GAAP valuation of the underlying liability was completed and a deferred credit in the amount of $13.2 million was recognized. The deferred credit, which is being amortized into income over 20 years, represents the difference between the GAAP valuation of the liability and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e., mortality, morbidity, retirement, interest and inflation rate assumptions). In connection with the agreement, First Professionals recognized a 5% ceding commission expense, which is being deferred and amortized as premiums are earned under the agreement.

The following table summarizes the related party assets and liabilities as of December 31, 2003 and 2002 and revenues and expenses for the years ended December 31, 2003, 2002 and 2001 resulting from the reinsurance agreements with PRI.

	As of Dec 31, 2003	As of Dec 31, 2002

Amounts included within the Statements of Financial Position:
Premiums receivable	$8,608	7,023
Deferred policy acquisition costs	$4,035	3,848
Liability for losses and LAE	$(20,555)	(17,314)
Unearned premiums	$(47,240)	(43,506)
Deferred credit	$(7,729)	(8,749)

	2003	2002	2001

Amounts included within the Statements of Income:
Net premiums earned:
Assumed premiums earned	$(11,689)	(13,966)	(19,592)
Net losses and LAE:
Assumed losses and LAE incurred	$4,598	4,573	9,825
Other underwriting expenses:
Assuming commissions incurred	$2,584	2,475	2,618
Deferred credit amortization	$(1,020)	(1,258)	(1,477)

Management Agreement with PRI and Reinsurance Services

AFP has an exclusive ten-year management agreement with PRI with the current term ending December 31, 2008. During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. AFP has earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001. In accordance with the amended agreement, AFP has agreed to pay 6% annual interest on the 10% profit share amounts already earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, AFP is reimbursed for 50% of the costs associated with the risk management department it maintains for PRI insureds. The management agreement and amendments were reviewed and approved by the New York State Insurance Department.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

FPIC’s revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. We do not own or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under FIN 46R and so PRI’s financial statements are not consolidated or included in ours. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership vest with the policyholders of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of FPIC’s insurance subsidiaries. In addition, PRI is regulated by the New York State Insurance Department and files annual and quarterly statements with the department containing its financial statements, prepared on the statutory-basis of accounting, and other data.

The following table summarizes the related party assets as of December 31, 2003 and 2002 and revenues and expenses for the years ended December 31, 2003, 2002 and 2001 resulting from the management agreement with PRI.

	As of Dec 31, 2003	As of Dec 31, 2002

Amounts included within the Statements of Financial Position:
Other assets	$4,046	3,278
Accrued expenses and other liabilities	$(1,030)	(890)

	2003	2002	2001

Amounts included within in the Statements of Income:
Claims administration and management fees:
Management fees	$(26,582)	(24,341)	(22,959)
Finance charge and other income:
Profit income	$—	—	(317)
Other expenses:
Loss sharing	$—	35	—
Interest expense	$213	213	—

In addition to the management agreement with PRI, AFP through its subsidiary FPIC Intermediaries provides brokerage, administration and intermediary services for insurance and reinsurance programs to PRI with the brokerage commissions being paid by the reinsuring company. As a result of its relationship with PRI, FPIC Intermediaries earned brokerage placement commissions of $1,718, $1,744 and $1,335 for the years ended December 31, 2003, 2002 and 2001 for the placement reinsurance on behalf of PRI with other reinsurance carriers. FPIC Intermediaries also earned brokerage commissions of $1,008, $952 and $1,012 from First Professionals for the years ended December 31, 2003, 2002 and 2001 for the placement of reinsurance with First Professionals from PRI. The brokerage commissions from First Professionals are eliminated in the consolidated financial statements.

For a summary of all revenues and expenses associated with the PRI management agreement and related brokerage and reinsurance intermediary services performed for it, refer to the selected financial information presented for the reciprocal management segment in Note 20, Segment Information, preceding.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Fronting Program with PRI

Effective July 1, 2000, First Professionals entered into an agreement with PRI whereby, First Professionals, through PMA, manages an MPL insurance program in Pennsylvania for PRI. Under this program, whereby business is written on First Professionals’ policy forms and ceded to PRI under a 100% quota share reinsurance agreement, FPIC receives a fronting fee of 7% and PMA receives an administration fee of 20% of premiums written, in return for its services to PRI, which include underwriting, claims management and other administrative aspects of this program. PMA also pays all commissions and brokerage to outside agents and brokers for the placement of business under the program. Effective January 1, 2002, the terms of this agreement were amended to cede 100% of the premiums written to PRI. The amendment has been filed with the New York State Insurance Department.

Effective August 1, 2003, PRI engaged an unrelated fronting carrier and no new or renewal business is being written on First Professionals’ policy forms.

The following table summarizes the related party assets and liabilities as of December 31, 2003 and 2002 and revenues and expenses for the years ended December 31, 2003, 2002 and 2001 resulting from the fronting program with PRI. The corresponding direct business with non-related parties is indicated as a footnote to the table.

	As of Dec 31, 2003	As of Dec 31, 2002

Amounts included within the Statement of Financial Position:
Reinsurance recoverable on unpaid losses and advance premiums(1)	$37,296	19,360
Ceded unearned premiums (2)	$1,982	2,126
Deferred policy acquistion costs	$(535)	(574)

	2003	2002	2001

Amounts included within the Statements of Income:
Net premiums earned:
Ceded premiums earned (3)	$16,145	11,418	8,531
Net losses and LAE :
Ceded losses and LAE incurred (4)	$(21,005)	(10,221)	(9,508)
Other underwriting expenses:
Ceding commissions earned	$(4,358)	(3,045)	(2,133)

(1)	Corresponding liability for losses and LAE was ($38,454) and ($20,676) as of December 31, 2003 and 2002.
(2)	Corresponding unearned premiums was ($1,982) and ($2,126) as of December 31, 2003 and 2002.
(3)	Corresponding direct premiums earned were ($16,143), ($11,762) and ($9,587) for the twelve months ended December 30, 2003, 2002 and 2001.
(4)	Corresponding direct losses and LAE incurred were $21,076, $10,511 and $10,565 for the twelve months ended December 31, 2003, 2002 and 2001.

See Note 12, Reinsurance, for additional information on the collateral held under these programs.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Fronting Program with American Physicians Insurance Exchange (“APIE”)

FPIC had an insurance program with APIE, a Texas medical professional liability insurance exchange, whereby, through December 31, 2002, business was written on First Professionals’ policy forms and substantially all the underlying insurance risks and premiums were ceded to APIE for a fronting fee. We owned 20% of the outstanding common stock of APS, which serves as the exclusive management company for APIE until October 1, 2003, at which time we sold our 20% investment to the majority (80%) owner for $2,050 in cash. A small gain was recognized on this transaction. One of our senior officers also served on the APS board of directors. This program was terminated effective December 31, 2002.

The APIE fronting program expired December 31, 2002, at which time we ceased writing business for APIE on our policy forms and placed the existing business in run-off. As of December 31, 2003, there are no more active policies in this program.

The following table summarizes the related party assets and liabilities as of December 31, 2003 and 2002 and revenues and expenses for the years ended December 31, 2003, 2002 and 2001 resulting from the fronting program with APIE. The corresponding direct business with non-related parties is indicated as a footnote to the table.

	As of Dec 31, 2003	As of Dec 31, 2002

Amounts included within the Statements of Financial Position:
Reinsurance recoverable on unpaid losses and advance premiums(1)	$18,228	37,878
Ceded unearned premiums (2)	$—	3,046

	2003	2002	2001

Amounts included in the Statements of Income:
Net premiums earned:
Ceded premiums earned (3)	$3,321	22,319	20,061
Net losses and LAE:
Ceded losses and LAE incurred (4)	$(3,678)	(9,352)	(20,268)
Other underwriting expenses:
Fronting fee income	$(3)	(569)	(948)

(1)	Corresponding liability for losses and LAE was ($18,228) and ($37,878) as of December 31, 2003 and 2002.
(2)	Corresponding unearned premiums was ($3,046) as of December 31, 2002.
(3)	Corresponding direct premiums earned were ($3,321), ($22,319) and ($20,061) for the twelve months ended December 31, 2003, 2002 and 2001, respectively.
(4)	Corresponding direct losses and LAE incurred were $3,678, $9,352 and $20,268 for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

See Note 12, Reinsurance, for additional information on the collateral held under these programs.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Other Related Party Transactions

The principal individual owner of one of FPIC’s insurance agents and brokers serves as a director of FPIC. This director’s firm also acts as FPIC’s agent in purchasing its internal insurance. The commissions paid by FPIC to the director’s firm were approximately $338, $227 and $112 during the years ended December 31, 2003, 2002 and 2001, respectively. In addition, FPIC obtains corporate legal services from time to time from an outside law firm, a partner of which is also a director of FPIC. Costs incurred during the years ended December 31, 2003 and 2002 by FPIC with respect to these legal services were $136 and $11, respectively.

FPIC had two management agreements with APAM to provide investment management and information technology support services, which terminated on December 31, 2003. Total revenues earned by FPIC from these agreements totaled approximately $64, $50 and $50 for the years ended December 31, 2003, 2002 and 2001, respectively.

23. Restructuring

During the fourth quarter of 2001, FPIC recorded a pre-tax charge of $632 in connection with the disposition of its unprofitable TPA division in Albuquerque, New Mexico.  Under the plan, FPIC sold the division’s assets and cancelled its service agreements with self-insured customers.  Certain other contracts were retained and are serviced by FPIC’s Jacksonville, Florida, TPA division.  The 2001 restructuring activity was a continuation of FPIC’s consolidation of the TPA operations and brings to an end the restructuring activities of the Albuquerque division that began during the fourth quarter of 2000 when FPIC incurred a pre-tax charge of $500.  As a result of the plan, fifty-two employees were terminated at December 31, 2001.  This reduction represented 24% of the TPA workforce and 100% of the New Mexico office.  Thirty employees were terminated at December 31, 2000.  This reduction represented 12% of the TPA workforce and 35% of the New Mexico office.  All employees terminated in 2001 and 2000 were located in the Albuquerque location.

Restructuring activity for years 2003, 2002 and 2001 was as follows:

	Severance & Benefits	Rental Facilities	Other Expense	Total

Balance, December 31, 2000	$350	63	17	430
Fiscal 2001 restructuring charge	88	446	98	632
Amount utilized in 2001	(350)	(63)	(30)	(443)

Balance, December 31, 2001	$88	446	85	619
Amount utilized in 2002	(87)	(212)	(55)	(354)

Balance, December 31, 2002	$1	234	30	265
Amount utilized in 2003	—	(147)	(11)	(158)

Balance, December 31, 2003	$1	87	19	107

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

24. Unaudited Quarterly Results of Operations

The following is a summary of our unaudited quarterly consolidated results of operations for the years ended December 31, 2003, 2002 and 2001:

2003	First	Second	Third	Fourth

Direct and assumed premiums written	$104,535	84,395	87,808	64,003
Net premiums written	$38,996	35,871	46,624	21,643
Net premiums earned	$28,908	31,870	40,895	29,992
Net investment income	$4,503	4,719	4,680	4,512
Total revenues	$44,129	49,141	60,093	48,361
Net income	$2,760	3,498	5,381	4,933
Basic earnings per share	$0.29	0.37	0.56	0.53
Diluted earnings per share	$0.29	0.37	0.56	0.49

2002	First	Second	Third	Fourth

Direct and assumed premiums written	$89,258	90,426	90,856	74,187
Net premiums written	$56,196	57,164	(6,448)	33,336
Net premiums earned	$39,342	47,560	30,435	34,347
Net investment income	$4,888	5,813	5,688	4,588
Total revenues	$53,416	62,775	50,407	55,342
Income before cumulative effect of accounting change	$2,865	2,609	4,415	4,987
Cumulative effect of accounting change, net of tax	$(29,578)	—	—	—
Net (loss) income	$(26,713)	2,609	4,415	4,987
Basic (loss) earnings per share	$(2.85)	0.28	0.47	0.53
Diluted (loss) earnings per share	$(2.82)	0.26	0.47	0.53

2001	First	Second	Third	Fourth

Direct and assumed premiums written	$55,173	46,943	73,004	70,283
Net premiums written	$35,898	29,318	43,194	38,674
Net premiums earned	$31,517	34,802	29,686	35,053
Net investment income	$6,716	5,940	5,817	4,904
Total revenues	$46,287	49,461	48,275	53,559
Net income (loss)	$1,294	1,862	3,099	(3,325)
Basic earnings (loss) per share	$0.14	0.20	0.33	(0.36)
Diluted earnings (loss) per share	$0.14	0.20	0.33	(0.36)

SCHEDULE I

FPIC Insurance Group, Inc.
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2003
(in thousands)

	Cost or Amortized Cost	Fair Value	Amount in the Statement of Financial Position

Bonds:
Corporate securities	$154,533	156,679	156,679
United States Government agencies and authorities	147,531	148,764	148,764
States, municipalities and political subdivisions	108,719	111,149	111,149
Mortgage-backed securities	111,369	112,055	112,055

Total bonds	522,152	528,647	528,647

Equity securities:
Industrial, miscellaneous, and other	7	9	9

Total equity securities	7	9	9

Real estate	4,207	4,207	4,207
Other invested assets	5,400	4,774	4,774

Total investments	$531,766	537,637	537,637

See Accompanying Report of Independent Certified Public Accountants.

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statement of Financial Position
As of December 31, 2003 and 2002
(in thousands, except common share data)

	2003	2002

Assets

Cash and cash equivalents	$10,248	4,722
Investments in subsidiaries*	214,298	204,418
Other invested assets	1,871	7,398

Total cash and investments	226,417	216,538

Property and equipment, net	1,536	1,571
Due from subsidiaries, net*	1,630	1,768
Deferred income taxes	2,825	2,630
Prepaid expenses	2,091	936
Federal income tax receivable	2,179	—
Other assets	2,399	501

Total assets	$239,077	223,944

Liabilities and Shareholders’ Equity

Long term debt	$46,083	—
Revolving credit facility	—	37,000
Term loan	—	10,208
Federal income tax payable	—	120
Accrued expenses and other liabilities	6,337	10,703

Total liabilities	52,420	58,031

Common stock, $.10 par value, 50,000,000 shares authorized; 9,770,843 and 9,390,795 shares issued and outstanding at December 31, 2003 and 2002, respectively	977	939
Additional paid-in capital	43,705	38,322
Accumulated other comprehensive income	4,276	5,525
Retained earnings	137,699	121,127

Total shareholders’ equity	186,657	165,913

Total liabilities and shareholders’ equity	$239,077	223,944

*Eliminated in consolidation

See Accompanying Report of Independent Certified Public Accountants.

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statement of Earnings (Losses)
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Revenues
Management fees from subsidiaries, net*	$26,970	23,693	24,278
Net investment loss	(404)	(19)	(183)
Net realized investment loss	(4,629)	—	—
Other income	92	55	50

Total revenues	22,029	23,729	24,145

Expenses
Management fees due to subsidiaries*	30	30	23
Other underwriting expenses	21,974	19,776	20,132
Interest expense on debt	5,886	4,762	4,491
Other expenses	22	173	592

Total expenses	27,912	24,741	25,238

Loss before income taxes	(5,883)	(1,012)	(1,093)

Less: Income tax (benefit) expense	(1,895)	364	(426)

Loss before equity in undistributed earnings of subsidiaries	(3,988)	(1,376)	(667)

Equity in undistributed earnings (loss) of subsidiaries*	20,560	(13,326)	3,597

Net income (loss)	$16,572	(14,702)	2,930

*Eliminated in consolidation

See Accompanying Report of Independent Certified Public Accountants.

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$16,572	(14,702)	2,930
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of subsidiaries*	(20,560)	13,326	(3,597)
Common stock dividend from subsidiaries*	3,650	6,590	5,892
Return of capital from subsidiaries*	8,550	8,260	13,100
Capital contribution to subsidiaries*	(4,200)	(10,860)	—
Depreciation and amortization	509	942	1,194
Realized loss on investments	4,629	—	—
Realized loss on sale of property and equipment	—	—	9
Noncash compensation	—	—	105
Net (gain) loss from equity investments	(195)	(222)	319
Deferred income tax benefit	(1,253)	(1,047)	(79)
Other changes in assets and liabilities:
Due from subsidiaries*	138	(2,217)	(3,505)
Prepaid expenses	(1,155)	55	(641)
Federal income tax receivable	(1,774)	6,341	3,247
Other assets	(875)	2,474	(3,076)
Accrued expenses and other liabilities	1,389	325

Net cash provided by operating activities	5,425	9,265	15,898

Cash flows from investing activities:
Proceeds from sale of other invested assets	2,266	—	326
Purchase of other invested assets	(1,083)	—	—
Purchase of property and equipment	(753)	(607)	(631)

Net cash provided by (used in) investing activities	430	(607)	(305)

Cash flows from financing activities:
Receipt of long term debt	46,083	—	—
Receipt of revolving credit facility	—	—	54,500
Payment of revolving credit facility	(47,208)	(5,833)	(68,677)
Purchase derivative financial instrument	(1,134)	—	—
Settlement of derivative financial instrument	(2,493)	—	—
Issuance of common stock outstanding	4,423	438	238
Buyback of common stock	—	—	(232)

Net cash used in financing activities	(329)	(5,395)	(14,171)

Net increase in cash and cash equivalents	5,526	3,263	1,422

Cash and cash equivalents at beginning of period	4,722	1,459	37

Cash and cash equivalents at end of period	$10,248	4,722	1,459

Supplemental disclosure of cash flow information
Interest paid on debt	$3,363	4,718	4,190
Federal income taxes paid	$9,450	6,293	540
Federal income tax refunds received	$346	4,958	3,300

*Eliminated in consolidation

See Accompanying Report of Independent Certified Public Accountants.

SCHEDULE III

FPIC Insurance Group, Inc.
Consolidated Supplementary Insurance Information
For the years ended December 31, 2003, 2002 and 2001
(in thousands)

Segment	Deferred Policy Acquisition Costs (“DPAC”)	Loss Reserves	Unearned Premiums	Premium Revenue	Net Investment Income	Loss Expenses	Amortization of DPAC	Other Expenses	Net Written Premiums

2003
Medical professional and other liability	$6,209	574,529	177,435	131,655	18,414	118,974	11,256	10,657	143,134

2002
Medical professional and other liability	$4,452	440,166	173,421	151,684	20,977	139,571	10,798	9,659	140,248

2001
Medical professional and other liability	$9,001	318,483	146,761	131,058	23,377	128,346	9,259	17,622	147,084

See Accompanying Report of Independent Certified Public Accountants.

SCHEDULE IV

FPIC Insurance Group, Inc.
Reinsurance
For the years ended December 31, 2003, 2002 and 2001
(in thousands)

Type of Insurance	Gross Amount	Ceded Earned to Other Companies	Assumed Earned From Other Companies	Net Earned	Percentage of Assumed to Net

2003
Medical professional and other liability	$325,039	205,062	11,688	131,665	9%

2002
Medical professional and other liability	$302,845	166,384	15,223	151,684	10%

2001
Medical professional and other liability	$172,064	67,633	26,627	131,058	20%

See Accompanying Report of Independent Certified Public Accountants.

SCHEDULE V

FPIC Insurance Group, Inc.
Valuation and Qualifying Accounts
For the years ended December 31, 2003, 2002 and 2001
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

December 31, 2003
Allowance for doubtful accounts, net	$400	95	95	400

December 31, 2002
Allowance for doubtful accounts, net	$734	668	1,002	400

December 31, 2001
Allowance for doubtful accounts, net	$1,659	12	937	734

See Accompanying Report of Independent Certified Public Accountants.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure matters.

Item 9A .  Controls and Procedures

An evaluation of FPIC’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was completed as of December 31, 2003, by FPIC’s Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.  There have been no changes in FPIC’s internal controls over financial reporting identified in connection with such evaluation that occurred during the fourth quarter of 2003 that have materially affected or are reasonably likely to materially affect FPIC’s internal controls over financial reporting.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Information required hereunder with respect to directors and executive officers will appear under the heading “Executive Compensation” in FPIC’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required herein will appear under the heading “Executive Compensation” in FPIC’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities authorized for issuance under equity compensation plans as of December 31, 2003 are provided below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,652,688	$16.57	578,380
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,652,688	$16.57	578,380

Other information required herein will appear under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in FPIC’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.  See Item 8 and Note 18 for information about FPIC’s equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

The information required herein will appear under the heading “Certain Relationships and Related Transactions” in FPIC’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required herein will appear under the heading “Principal Accountant Fees and Services” in FPIC’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

FPIC’s financial statements and schedules are included in Item 8. Financial Statements and Supplementary Data, beginning on page 41.

(a)	1.	Financial Statements:

FPIC Insurance Group, Inc.:

		•	Report of Independent Certified Public Accountants

		•	Consolidated Statements of Financial Position as of December 31, 2003 and 2002

		•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001

		•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

		•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

		•	Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedules:

(Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

		I	Summary of Investments - Other than Investments in Related Parties
		II	Condensed Financial Information of Registrant
		III	Supplementary Insurance Information
		IV	Reinsurance
		V	Valuation and Qualifying Accounts

3.	Exhibits:

	3.1	Restated Articles of Incorporation of FPIC Insurance Group, Inc., incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 16, 1999.
	3.2	Amended and Restated Bylaws of FPIC Insurance Group, Inc. dated July 20, 2002, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 13, 2002.
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

	10(d)*	Omnibus Incentive Plan, as amended, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 30, 2002.
	10(e)*	Director Stock Option Plan, as amended, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 30, 2002.
	10(f)*	Supplemental Executive Retirement Plan, as amended, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
	10(g)*	Excess Benefit Plan, incorporated by reference to FPIC’s Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.
	10(h)*	Deferred Compensation Plan, incorporated by reference to FPIC’s Registration Statement on Form S-1 (Registration No. 333-04585) first filed on May 24, 1996.
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
10(l)(1)*

Form of Amendment to Severance Agreement between the Registrant and John R. Byers dated December 14, 2001, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.

10(m)*	Form of Employment Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
10(m)(1)*

Form of Amendment to Employment Agreement between the Registrant and John R. Byers dated December 14, 2001, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.

10(n)*	Form of Employment Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
10(n)(1)*

Form of Amendment to Employment Agreement between the Registrant and Kim D. Thorpe dated December 14, 2001, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.

10(o)*	Form of Severance Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
10(o)(1)*

Form of Amendment to Severance Agreement between the Registrant and Kim D. Thorpe dated December 14, 2001, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.

10(p)*

Form of Indemnity Agreements dated January 1, 1999 between the Registrant and Frank Moya, M.D. and John R. Byers incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.

10(q)*	Form of Indemnity Agreements dated May 8, 1999 between the Registrant and Ms. Deyo, Parks and Ryan incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
10(r)*	Form of Indemnity Agreement dated August 22, 1999 between the Registrant and Steven Coniglio incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
10(s)*

Form of Indemnity Agreements dated November 6, 1999 between the Registrant and Messrs. Cetin and Thorpe incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.

10(t)

Reinsurance agreement between Physicians’ Reciprocal Insurers and First Professionals Insurance Company, Inc. incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 15, 2000.

10(u)*	Form of Employment Agreement dated November 6, 1999 between the Registrant and Kurt Cetin, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
10(u)(1)*

Form of Amendment to Employment Agreement between the Registrant and Kurt Cetin dated December 14, 2001, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.

10(v)*	Form of Employment Agreement dated May 1, 2000 between the Registrant and David L. Rader, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
10(v)(1)*

Form of Amendment to Employment Agreement between the Registrant and David L. Rader dated December 16, 2000, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.

10(w)*	Form of Employment Agreement dated May 1, 2000 between the Registrant and Gary M. Dallero, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
10(w)(1)*

Form of Amendment to Employment Agreement between the Registrant and Gary M. Dallero dated December 16, 2000, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.

10(x)*	Form of Severance Agreement dated June 19, 2000 between the Registrant and Charles Divita, III, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
10(y)*

Form of Indemnity Agreement dated July 15, 2000 between the Registrant and Messrs. Dallero and Divita, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.

10(z)*	Form of Indemnity Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
10(aa)*	Form of Severance Agreement dated December 16, 2000 between the Registrant and Roberta G. Cown, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
10(bb)*	Form of Severance Agreement dated December 22, 2000 between the Registrant and Pamela D. Deyo, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.
10(cc)

Waiver and Modification Agreement dated as of March 30, 2001, by and among FPIC Insurance Group, Inc., and The Banks Listed Herein, and SunTrust Bank, as Issuing Bank, Administrative Agent and as Collateral Agent, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.

10(dd)

Revolving Credit and Term Loan Agreement dated August 31, 2001 among FPIC Insurance Group, Inc., as Borrower, the Lenders named therein, and SunTrust Bank, as Administrative Agent and Collateral Agent, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on September 6, 2001 as Exhibit 10(ff).

10(ee)

International Swap Dealers Association, Inc. Master Agreement dated June 15, 1998 between FPIC Insurance Group, Inc. and SunTrust Bank, Atlanta, as amended by the Confirmations of Interest Rate Transactions dated August 29, 2001, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on September 6, 2001 as Exhibit 10(gg).

10(ff)*	Form of Indemnity Agreement dated June 6, 2001 between the Registrant and John K. Anderson, Jr. , incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
10(gg)*	Form of Indemnity Agreement dated June 6, 2001 between the Registrant and M.C. Harden, III, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
10(hh)*	Form of Indemnity Agreement dated July 14, 2001 between the Registrant and Gene C. Witherspoon, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
10(ii)*	Form of Indemnity Agreement dated September 18, 2001 between the Registrant and Lori A. Mackey, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
10(jj)*	Form of Employment Agreement dated December 14, 2001 between the Registrant and Roberta G. Cown, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
10(kk)	Amendment No. 1 to Revolving Credit and Term Loan Agreement dated March 25, 2002, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
10(ll)	First Professionals Insurance Company, Inc. Net Account Quota Share Reinsurance Agreement dated July 1, 2002, incorporated by reference to FPIC’s Form 8-K filed on August 7, 2002.
10(mm)*

Form of employment agreement dated January 1, 1999 between the Administrators for the Professions, Inc. and Anthony Bonomo, as amended, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 13, 2002.

10(nn)*	Consulting Agreement dated as of November 1, 2002 between FPIC Insurance Group, Inc. and David L. Rader, incorporated by reference to FPIC’s Form 8-K filed on October 15, 2002.
10(oo)

Forbearance of covenant violation dated October 24, 2002 on behalf of FPIC Insurance Group, Inc. pursuant to the terms and conditions of Section 5.12 of the Revolving Credit and Term Loan Agreement dated as of August 31, 2001 by and among FPIC Insurance Group, Inc., as Borrower, and several banks and financial institutions, as Lenders, as amended by Amendment No. 1 dated as of March 25, 2002, incorporated by reference to FPIC’s Form 8-K filed on October 29, 2002.

10(pp)	Amendment of the Management Agreement between AFP and PRI dated January 1, 1999, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on November 13, 2002.
10(qq)	Collateral Assignment Of Certificate Of Deposit dated November 13, 2002, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on November 13, 2002.
10(rr)

Amendment No. 2 to the Revolving Credit and Term Loan Agreement entered into as of November 21, 2002, by and among FPIC, the several banks and other financial institutions from time to time party thereto (the “Lenders”), SunTrust Bank, in its capacity as Administrative Agent for the Lenders and in its capacity as Collateral Agent for the Lenders and joined by certain subsidiaries of the Borrower as Subsidiary Guarantors, incorporated by reference to FPIC’s Form 8-K filed on November 22, 2002.

10(ss)

Form of Assignment Agreement dated January 1, 2003 between Anthony Bonomo, FPIC Insurance Group, Inc. and Physicians’ Reciprocal Insurers, incorporated by reference to Form 10-K for the year ended December 31, 2002, filed on March 28, 2003.

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

10(vv)

FPIC Insurance Group, Inc. Casualty Awards Made Excess of Loss Reinsurance Agreement – 2003 Final Reinsurance Placement Slip, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 14, 2003.

10(ww)

First Professionals Insurance Company, Inc. Net Account Quota Share Reinsurance Agreement Amendment No. 1 to the 2002 Final Placement Slip, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 14, 2003.

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

10(lll.1)

Employee Stock Purchase Plan, as amended on June 4, 2003 by shareholder approval, incorporated herein by reference to FPIC Insurance Group, Inc.’s Definitive Proxy Materials (Commission File No. 1-11983) filed on April 30, 2003.

10(lll.2)

Placement Agreement dated October 16, 2003 among FPIC Insurance Group, Inc. and its financing subsidiary, FPIC Capital Statutory Trust III, together as offerors, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on November 3, 2003.

10(mmm)

Subscription Agreement dated October 29, 2003 among FPIC Insurance Group, Inc. and FPIC Capital Statutory Trust III, together as offerors, and I-Preferred Term Securities III, Ltd., as purchaser, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on November 3, 2003.

10(nnn)

Amended and Restated Declaration of Trust of FPIC Capital Statutory Trust III dated October 29, 2003 among FPIC Insurance Group, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and Kim D. Thorpe, Roberta Goes Cown and Pamela D. Deyo, as administrators, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on November 3, 2003.

10(ooo)

Guarantee Agreement dated October 29, 2003 between FPIC Insurance Group, Inc., as guarantor, and U.S. Bank National Association, as guarantee trustee, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on November 3, 2003.

10(ppp)

Indenture dated October 29, 2003 between FPIC Insurance Group, Inc. and U. S. Bank National Association, as debenture trustee, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on November 3, 2003.

10(qqq)

Amendment No. 4 to Revolving Credit and Term Loan Agreement dated October 10, 2003 among FPIC Insurance Group, Inc., as borrower, and several banks and other financial institutions from time to time party thereto, as lenders, and SunTrust Bank, as administrative agent and collateral agent for the lenders, and joined by certain subsidiaries of the borrower as subsidiary guarantors, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on November 3, 2003.

10(rrr)

Confidentiality Agreement dated October 27, 2003 between FPIC Insurance Group, Inc., on the one hand, and Stilwell Value Partners III., L.P., Stilwell Associates, L.P., Stilwell Value, LLC, Joseph Stilwell, and John G. Rich, on the other.

	10(sss)	Form of Indemnity Agreement dated June 5, 2002 between the Registrant and Kenneth M. Kirschner.
	10(ttt)	Form of Indemnity Agreement dated June 5, 2002 between the Registrant and Joan D. Ruffier.
	10(uuu)	Form of Indemnity Agreement dated June 4, 2003 between the Registrant and Terence P. McCoy, M.D.
	10(vvv)	Form of Indemnity Agreement dated November 10, 2003 between the Registrant and John G. Rich.
	10(www) *	Form of Letter Agreement regarding additional compensation dated February 5, 2003 between Administrators for the Professions, Inc. and Anthony J. Bonomo .
	14.1	FPIC Insurance Group, Inc. Code of Ethics.
	21	Subsidiaries of the Registrant
	23	Consent of PricewaterhouseCoopers LLP
	31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
	31.2	Certification of Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of John R. Byers, President and Chief Executive Officer, and Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

	•	On November 3, 2003, FPIC furnished a Form 8-K notifying the SEC that FPIC completed a $15 million placement of trust preferred securities.
	•	On November 10, 2003, FPIC furnished a Form 8-K notifying the SEC of the appointment of John G. Rich as a director.
	•	On November 12, 2003, FPIC furnished a Form 8-K notifying the SEC of FPIC’s repayment and early retirement of its commercial bank credit facility.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 2004.

FPIC Insurance Group, Inc.
By	/s/ John R. Byers

John R. Byers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John R. Byers	President, Chief Executive Officer and	March 15, 2004
Director (Principle Executive Officer)
John R. Byers

/s/ Kim D. Thorpe	Executive Vice President and Chief Financial	March 15, 2004
Officer (Principal Financial Officer and Principal
Kim D. Thorpe	Accounting Officer)

/s/ Robert O. Baratta	Chairman of the Board	March 15, 2004

Robert O. Baratta, M.D.

/s/ David M. Shapiro	Vice Chairman	March 15, 2004

David M. Shapiro, M.D.

/s/ John K. Anderson, Jr.	Director	March 15, 2004

John K. Anderson, Jr.

/s/ Richard J. Bagby	Director	March 15, 2004

Richard J. Bagby, M.D.

/s/ James W. Bridges	Director	March 15, 2004

James W. Bridges, M.D.

/s/ Kenneth M. Kirschner	Director	March 15, 2004

Kenneth M. Kirschner

/s/ M.C. Harden, III	Director	March 15, 2004

M. C. Harden, III

/s/ Terence P. McCoy	Director	March 15, 2004

Terence P. McCoy, M.D.

/s/ John G. Rich	Director	March 15, 2004

John G. Rich

/s/ Joan D. Ruffier	Director	March 15, 2004

Joan D. Ruffier

/s/ Guy T. Selander	Director	March 15, 2004

Guy T. Selander, M.D.

/s/ James G. White	Director	March 15, 2004

James G. White, M.D.