Form 10-Q
period 2004-03-31
FPIC INSURANCE GROUP INC
filed 2004-05-10
CIK 1010247

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from____________to ___________.

Commission file number 1-11983

FPIC Insurance Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, Florida   32202
(Address of Principal Executive Offices)         (Zip Code)

(904) 354-2482
(Registrant’s Telephone Number, Including Area Code)

www.fpic.com
(Registrant’s Internet Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes |X| No |_|

As of May 6, 2004, there were 9,975,534 shares of the registrant’s common stock outstanding.

FPIC Insurance Group, Inc.
Index to Quarterly Report on Form 10-Q

FPIC INSURANCE GROUP, INC.

Condensed Consolidated Statements of Financial Position
As of March 31, 2004 and December 31, 2003
(in thousands, except common share data)

	(unaudited)
	Mar 31, 2004	Dec 31, 2003

Assets
Cash and cash equivalents	$84,670	85,064
Bonds and U.S. Government securities, available for sale	538,993	528,647
Equity securities, available for sale	10	9
Other invested assets ((Includes related party amounts of $788 and $788) Note 11)	4,732	4,774
Real estate, net	4,099	4,207

Total cash and investments	632,504	622,701

Premiums receivable, net ((Includes related party amounts of $7,994 and $8,608) Note 11)	113,718	101,262
Accrued investment income	5,981	6,153
Reinsurance recoverable on paid losses (Note 11)	28,827	15,950
Due from reinsurers on unpaid losses and advance premiums ((Includes related party amounts of $90,153 and $82,474) Note 11)	294,362	275,766
Ceded unearned premiums ((Includes related party amounts of $13,285 and $16,486) Note 11)	77,666	71,435
Property and equipment, net	5,058	5,248
Deferred policy acquisition costs ((Includes related party amounts of $3,271 and $3,500) Note 11)	7,167	6,209
Deferred income taxes	33,089	34,819
Prepaid expenses	5,807	5,363
Goodwill	18,870	18,870
Intangible assets	727	782
Federal income tax receivable	—	2,179
Other assets (Note 11)	20,453	16,393

Total assets	$1,244,229	1,183,130

Liabilities and Shareholders’ Equity
Losses and loss adjustment expenses ((Includes related party amounts of $21,500 and $20,555) Note 11)	$588,933	574,529
Unearned premiums ((Includes related party amounts of $45,492 and $47,240) Note 11)	192,258	177,435
Reinsurance payable ((Includes related party amounts of $12,894 and $11,761) Note 11)	155,246	138,082
Paid in advance and unprocessed premiums	5,103	11,766
Long term debt	46,083	46,083
Deferred credit ((Related party) Note 11)	7,493	7,729
Deferred ceding commission	4,651	3,126
Federal income tax payable	1,284	—
Accrued expenses and other liabilities (Note 11)	45,090	37,723

Total liabilities	1,046,141	996,473

Commitments and contingencies (Note 7)

Common stock, $0.10 par value, 50,000,000 shares authorized; 9,960,534 and 9,770,843 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	996	977
Additional paid-in capital	45,527	43,705
Accumulated other comprehensive income, net of deferred income taxes	6,856	4,276
Retained earnings	144,709	137,699

Total shareholders’ equity	198,088	186,657

Total liabilities and shareholders’ equity	$1,244,229	1,183,130

See accompanying notes to the condensed consolidated financial statements.

FPIC INSURANCE GROUP, INC.

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2004 and 2003
(in thousands, except per common share data)

	(unaudited)
	Three Months Ended

	Mar 31, 2004	Mar 31, 2003

Revenues
Net premiums earned (Note 11)	$35,012	28,909
Claims administration and management fees (Note 11)	12,084	8,665
Net investment income	5,621	4,503
Commission income	1,843	1,584
Net realized investment gains (Note 2)	2,806	238
Finance charges and other income (Note 11)	197	231

Total revenues	57,563	44,130

Expenses
Net losses and loss adjustment expenses (Note 11)	29,374	26,634
Other underwriting expenses (Note 11)	3,503	2,504
Claims administration and management expenses	10,513	8,342
Interest expense on debt	590	1,163
Other expenses (Note 11)	1,841	1,311

Total expenses	45,821	39,954

Income from operations before income taxes	11,742	4,176

Less: Income tax expense	4,732	1,416

Net income	$7,010	2,760

Basic earnings per common share	$0.71	0.29

Diluted earnings per common share	$0.68	0.29

Basic weighted average common shares outstanding	9,878	9,409

Diluted weighted average common shares outstanding	10,331	9,416

Comprehensive Income
Net income	$7,010	2,760

Other comprehensive income:
Unrealized holding gains (losses) on debt and equity securities	4,856	(344)
Unrealized holding (losses) gains and amortization on derivative financial instruments	(657)	435
Income tax expense related to unrealized gains and losses	(1,619)	(12)

Other comprehensive income	2,580	79

Comprehensive income	$9,590	2,839

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2004 and the Year Ended December 31, 2003

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balances at December 31, 2002	$939	38,322	5,525	121,127	165,913
Net income	—	—	—	16,572	16,572
Minimum pension liability adjustment, net	—	—	(140)	—	(140)
Unrealized loss on debt and equity securities, net	—	—	(2,835)	—	(2,835)
Unrealized gain on derivative financial instruments, net	—	—	486	—	486
Settlement of derivative financial instrument, net	—	—	1,532	—	1,532
Amortization of unrealized loss on derivative financial instruments	—	—	(292)	—	(292)
Issuance of shares	38	4,385	—	—	4,423
Income tax reductions relating to exercise of stock options	—	998	—	—	998

Balances at December 31, 2003	977	43,705	4,276	137,699	186,657
Net income	—	—	—	7,010	7,010
Unrealized gain on debt and equity securities, net	—	—	2,983	—	2,983
Unrealized loss on derivative financial instruments, net	—	—	(403)	—	(403)
Issuance of shares	19	1,822	—	—	1,841

Balances at March 31, 2004 (unaudited)	$996	45,527	6,856	144,709	198,088

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(in thousands)

	(unaudited)
	Three Months Ended

	Mar 31, 2004	Mar 31, 2003

Cash flows from operating activities:
Net income	$7,010	2,760
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	2,557	(1,910)
Realized gains on investments	(2,806)	(238)
Net losses from other invested assets	118	60
Bad debt expense	—	3
Deferred income tax expense	111	532
Other changes in assets and liabilities:
Premiums receivable, net	(12,456)	(6,349)
Accrued investment income	172	253
Reinsurance recoverable on paid losses	(12,877)	809
Due from reinsurers on unpaid losses	(18,596)	(29,408)
Ceded unearned premiums	(6,231)	(8,623)
Deferred policy acquisition costs	(2,350)	852
Prepaid expenses	(444)	152
Federal income taxes	3,464	(2,226)
Other assets	(3,353)	137
Losses and loss adjustment expenses	14,404	33,038
Unearned premiums	14,823	18,705
Reinsurance payable	17,164	10,901
Paid in advance and unprocessed premiums	(6,663)	(7,994)
Deferred ceding commission	2,271	3,099
Accrued expenses and other liabilities	974	8,734

Net cash (used in) provided by operating activities	(2,708)	23,287

Cash flows from investing activities:
Proceeds from sale or maturity of bonds and U.S. Government securities	199,098	136,110
Purchase of bonds and U.S. Government securities	(198,313)	(156,001)
Proceeds from sale of other invested assets	62	306
Proceeds from sale of real estate investments	42	—
Purchase of real estate investments	(4)	—
Purchase of property and equipment	(412)	(1,580)

Net cash provided by (used in) investing activities	473	(21,165)

Cash flows from financing activities:
Payment of term loan	—	(1,458)
Issuance of common stock	1,841	145

Net cash provided by (used in) financing activities	1,841	(1,313)

Net (decrease) increase in cash and cash equivalents	(394)	809
Cash and cash equivalents at beginning of period	85,064	86,589

Cash and cash equivalents at end of period	$84,670	87,398

Supplemental disclosure of cash flow information:
Interest paid on long term debt	$617	1,106

Federal income taxes paid	$500	3,300

Federal income tax refunds received	$—	346

Supplemental disclosure of noncash investing activities:
Due (to) from broker on unsettled investment trades, net	$(5,039)	12,976

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant transactions between the parent and consolidated subsidiaries have been eliminated. Reference is made to our most recently filed Form 10-K, which includes information necessary for understanding our businesses and financial statement presentations.  In particular, our significant accounting policies are presented in Note 2 to the consolidated financial statements included in that report.

The condensed consolidated quarterly financial statements are unaudited.  These statements include all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair presentation of results for interim periods.  Certain prior period data has been reclassified to conform to the current period presentation. The results reported in these condensed consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  For example, the timing and magnitude of claim losses incurred by our insurance subsidiaries due to the estimation process inherent in determining the liability for losses and loss adjustment expenses (“LAE”) can be relatively more significant to results of interim periods than to results for a full year.  Also, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net income.

Certain prior period amounts presented in the condensed consolidated financial statements for the three months ended March 31, 2003 have been reclassified to conform with the current presentation.

Stock-Based Compensation

FPIC has elected to adopt Financial Accounting Standard No. (“FAS”) 123, “Accounting for Stock-Based Compensation” on a disclosure basis only and measure stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” using intrinsic values with appropriate disclosures under the fair value based method as required by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”  Generally, the exercise price for stock options granted to an employee equals the fair market value of FPIC common stock at the date of grant, thereby resulting in no recognition of compensation expense.

FPIC Insurance Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income and basic and diluted earnings per common share would have been impacted as follows:

	Three Months Ended

	Mar 31, 2004	Mar 31, 2003

Pro forma net income:
Net income, as reported	$7,010	2,760
Stock-based compensation expense determined under fair value based method, net of income taxes	(299)	(470)

Pro forma net income	$6,711	2,290

Basic earnings per common share:
Net income, as reported	$0.71	0.29
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.03)	(0.05)

Pro forma net income	$0.68	0.24

Diluted earnings per common share:
Net income, as reported	$0.68	0.29
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.03)	(0.05)

Pro forma net income	$0.65	0.24

2.	Investments

Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other than temporary, if any, are recorded as realized losses in the condensed consolidated statements of income.

Data with respect to bonds and U.S. Government and equity securities, available for sale, are presented in the table below.

Three Months Ended	Proceeds from sales and maturities	Gross realized gains on sales	Gross realized losses on sales		Amortized cost of investments in bonds and U.S. Government and equity securities

March 31, 2004	$199,098	3,398	(596)	As of March 31, 2004	$527,788
March 31, 2003	$136,110	1,056	(1,019)	As of Dec 31, 2003	$522,159

Net realized investment gains on all investments for the three months ended March 31, 2004 and 2003 totaled $2,806 and $238, respectively.  Included in net realized investment gains for the three months ended March 31, 2004 and 2003 are gains of $4 and $201, respectively on the sale of real estate.

FPIC Insurance Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

3.	Goodwill

As required by FAS 142 “Goodwill and Other Intangible Assets,” we completed annual impairment testing of our remaining goodwill as of December 31, 2003 and 2002 during the first quarters of 2004 and 2003, respectively, including obtaining updated reports from independent valuation consultants.  Based on the results of such testing, we determined that the fair value of our goodwill exceeded its carrying value and, accordingly, no impairment was recognized.

Reference is made to Notes 2 and 9 to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information about our accounting for goodwill.

4.	Reinsurance

The effects of ceded reinsurance on premiums written and earned for the three months ended March 31, 2004 and 2003 are presented in the table below.

	Three Months Ended

	Mar 31, 2004		Mar 31, 2003

	Written	Earned	Written	Earned

Direct and assumed premiums	$98,603	83,780	104,535	85,825
Ceded premiums	(54,999)	(48,768)	(65,539)	(56,916)

Net premiums	$43,604	35,012	38,996	28,909

The effects of ceded reinsurance on losses and LAE incurred for the three months ended March 31, 2004 and 2003 are presented in the table below.

	Three Months Ended

	Mar 31, 2004	Mar 31, 2003

Losses and LAE incurred	$70,630	69,586
Reinsurance recoverable	(41,256)	(42,952)

Net losses and LAE incurred	$29,374	26,634

We have renewed our excess of loss reinsurance program, effective January 1, 2004.  The structure and coverage of such agreements are generally similar to those of our 2003 excess of loss reinsurance program as reported in our most recently filed Form 10-K.  Based on analysis of our exposure to extra-contractual obligations and claims in excess of policy limits (“ECO/XPL”), we have elected not to renew the supplemental awards made ECO/XPL reinsurance that we have carried in addition to the ECO/XPL coverage already included as part of our primary excess of loss reinsurance program.  Therefore, this additional layer of excess reinsurance will no longer be in effect after April 1, 2004 and we will self insure this excess risk in the future.

Reference is made to Note 22 to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding reinsurance involving related parties.

FPIC Insurance Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

5.	Long Term Debt

FPIC’s long term debt includes junior subordinated debentures and senior notes, which are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.2% (the interest rates ranged from 4.97% to 5.32% as of March 31, 2004).  The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged under the securities within the first five years is 12.5%.  We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.  For additional information on FPIC’s hedging instruments and interest costs, see the discussion below under Note 6, Derivative Financial Instruments.

Indenture agreements relating to FPIC’s junior subordinated debentures and trust preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal of, premium or interest on, or the repayment, repurchase or redemption of debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank equal in standing with, or junior in interest to capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.

Reference is made to Note 13, Long Term Debt, Revolving Credit Facility and Term Loan, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our long term debt.

6.	Derivative Financial Instruments

As of March 31, 2004, FPIC had four interest rate collars. The collars are designed to maintain FPIC’s ultimate floating rate interest costs on its junior subordinated debentures and senior notes to within specified interest ranges for five years from the closing date of those liabilities. The initial costs of the hedging instruments acquired for this purpose of $1,134, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods.  Reference is made to Note 14, Derivative Financial Instruments, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our interest risk management strategy and the effect of this strategy on FPIC’s consolidated financial statements.

The interest rate collars and terms as of March 31, 2004 are presented below with their corresponding effects on the floating rate interest costs associated with the junior subordinated debentures and senior notes.

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

FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  FPIC has evaluated such exposures as of March 31, 2004, and believes its positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  FPIC currently maintains insurance for such occurrences in the form of a component of its ceded reinsurance, which serves to mitigate exposure to such claims.  Such coverage would not apply to future bad faith actions, if any, arising from medical professional liability claims reported prior to 2000.  In one current bad faith action arising in 1993, no such coverage is available and an estimate of possible loss above the amount currently reserved cannot be made.  In addition, multiple claims for extra contractual obligations or one or more large claims in a single year could result in potential exposure materially in excess of insurance coverage or in increased costs of such insurance coverage.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of March 31, 2004, and in all cases believes its positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

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

Management Agreement Between Administrators for the Professions (“AFP”) and Physicians’ Reciprocal Insurers (“PRI”)

The management agreement between our subsidiary AFP and PRI, the New York insurance reciprocal managed by AFP, was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002.   With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.)  Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years.  AFP has earned and collected profit sharing amounts under the original agreement totaling $3,584 for the three years ended December 31, 2001.  As of March 31, 2004, and based on PRI’s operating results, no amounts were payable under this provision of the amended management agreement.  Reference is made to Note 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K for additional information regarding the management agreement with PRI.  Also, FPIC has issued an irrevocable letter of credit in the amount of $500,000 as collateral under the operating lease for the building occupied by AFP and PRI in Manhasset, New York.

FPIC Insurance Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

8.	Reconciliation of Basic and Diluted Earnings Per Common Share

Data with respect to FPIC’s basic and diluted earnings per common share are shown below.

	Three Months Ended

	Mar 31, 2004	Mar 31, 2003

Net income	$7,010	2,760

Basic earnings per common share	$0.71	0.29

Diluted earnings per common share	$0.68	0.29

Basic weighted average shares outstanding	9,878	9,409
Common stock equivalents	453	7

Diluted weighted average shares outstanding	10,331	9,416

9.	Employee Benefit Plans

The components of the actuarially computed net periodic pension cost for our two defined benefit plans and supplemental executive retirement plan for the three months ended March 31, 2004 and 2003 are summarized in the table below.

	Three Months Ended

	Mar 31, 2004	Mar 31, 2003

Service cost of benefits earned during the period	$541	367
Interest cost on projected benefit obligation	356	259
Expected return on plan assets	(232)	(166)
Recognized net actuarial loss	19	12
Net amortization and deferral	254	169

Net periodic pension cost	$938	641

FPIC and its subsidiaries have made contributions totaling $1,728 to its employee post-retirement plans as of March 31, 2004.  We currently anticipate contributing an additional $2,303 to our employee post-retirement plans during the remainder of 2004 for total contributions during 2004 of $4,031.

Reference is made to Note 19, Employee Benefit Plans, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our employee benefit plans.

FPIC Insurance Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

10.	Segment Information

The accounting policies of FPIC’s segments are the same as those described in the summary of significant accounting policies found in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our most recently filed Form 10-K.  We evaluate a segment’s performance based on net income or loss and account for intersegment sales and transfers, which are eliminated in the condensed consolidated financial statements, as if the sales or transfers were to a third party.  Holding company operations are included within the insurance segment due to its size and prominence and the substantial attention devoted to the segment.  Management believes that intersegment revenues associated with transactions between the segments would be reasonably approximate with similar products or services that may have been obtained from or provided to unrelated third parties.  All segments are managed separately because each respective business is distinct in terms of markets served, products and services, technology, and required business resources and strategies.

Selected financial information by segment is summarized in the tables below.

	As of Mar 31, 2004	As of Dec 31, 2003

Identifiable Assets:
Insurance	$1,201,764	1,139,653
Reciprocal management	39,604	39,634
Third party administration	5,812	5,995
Intersegment eliminations	(2,951)	(2,152)

Total assets	$1,244,229	1,183,130

	Three Months Ended

	Mar 31, 2004	Mar 31, 2003

Total Revenues:
Insurance	$44,285	34,240
Reciprocal management	11,019	7,132
Third party administration	3,980	4,008
Intersegment eliminations	(1,721)	(1,250)

Total revenues	$57,563	44,130

Net Income:
Insurance	$4,551	1,291
Reciprocal management	2,443	1,338
Third party administration	16	131

Net income	$7,010	2,760

FPIC Insurance Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

11.	Related Party Transactions

Following is a summary of the related party transactions of FPIC and its consolidated subsidiaries included in the condensed consolidated statements of financial position as of March 31, 2004 and December 31, 2003, and the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2004 and 2003.  Credit balances are presented parenthetically.  Reference is made to Note 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our related party transactions.

Statements of Financial Position:	As of Mar 31, 2004	As of Dec 31, 2003

Other invested assets	$788	788
Premiums receivable	$7,994	8,608
Reinsurance recoverable on paid losses	$3,678	2,738
Reinsurance recoverable on unpaid losses and advance premiums	$12,557	12,012
Reinsurance recoverable on unpaid losses and advance premiums, fronting arrangements (1)	$77,596	70,462
Ceded unearned premiums	$1,679	3,638
Ceded unearned premiums, fronting arrangements (2)	$11,606	12,848
Deferred policy acquisition costs	$3,448	4,035
Deferred policy acquisition costs, fronting arrangements	$(177)	(535)
Other assets	$2,699	4,171
Liability for losses and LAE	$(21,500)	(20,555)
Unearned premiums	$(45,492)	(47,240)
Reinsurance payable	$920	(23)
Reinsurance payable, fronting arrangements	$(13,814)	(11,738)
Deferred credit	$(7,493)	(7,729)
Accrued expenses and other liabilities	$(920)	(1,030)

(1)	Corresponding direct liability for losses and LAE to unrelated parties under fronting arrangements were ($78,801) and ($71,620) as of March 31, 2004 and December 31, 2003, respectively.

(2)	Corresponding direct unearned premiums from unrelated parties under fronting arrangements were ($11,606) and ($12,848) as of March 31, 2004 and December 31, 2003, respectively.

FPIC Insurance Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

	Three Months Ended

	Mar 31, 2004	Mar 31, 2003

Statements of Income and Comphrehensive Income:
Net premiums earned	$(583)	(542)
Net premiums earned, fronting arrangements (1)	$10,504	12,256
Claims administration and management fees	$(8,465)	(4,988)
Finance charge and other income	$—	(13)
Net losses and LAE	$(540)	(249)
Net losses and LAE, fronting arrangements (2)	$(11,745)	(9,272)
Other underwriting expenses	$82	1,032
Other underwriting expenses, fronting arrangements	$(1,665)	(1,661)
Other expenses	$53	53

	(1)	Corresponding direct premiums earned from unrelated parties under fronting arrangements were ($10,500) and ($12,253) for the three months ended March 31, 2004 and 2003, respectively.

	(2)	Corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $11,865 and $9,272 for the three months ended March 31, 2004 and 2003, respectively.

As of December 31, 2003, the management agreement with APA Management, Inc. and the Consulting Group of APA, Inc. consulting agreement had expired.  Included in our 2003 results are expenses incurred with regard to these agreements that did not occur during the three months ended March 31, 2004.

During October 2003 we sold our 20% investment in APS Insurance Services, Inc. (“APS”) to the majority shareholder.  APS serves as the exclusive management company for American Physicians Insurance Exchange (“APIE”), a Texas medical professional liability insurance exchange, with which we had also engaged in a fronting program.  The fronting program with APIE expired December 31, 2002, at which time we ceased writing business for APIE on our policy forms and placed the existing business in run-off.

12.	New Accounting Pronouncements

FAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106” revises employers’ disclosures about pension plans and other postretirement benefit plans.  The statement does not change the measurement or recognition of those plans required by FAS 87, “Employers’ Accounting for Pensions,” FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  FAS 132 (revised 2003) retains the disclosure requirements contained in FAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces.  It requires additional disclosures to those in the original FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The required information should be provided separately for pension plans and for other postretirement benefit plans.  The interim-period disclosures required by FAS 132 (revised 2003) are effective for interim periods beginning after December 15, 2003.

Item 2.  Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

For purposes of this management discussion and analysis, the term “FPIC” refers to FPIC Insurance Group, Inc. and subsidiaries.  The following discussion and analysis of financial condition, results of operations, liquidity and capital resources and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 2004, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004.

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

v)

The competitive environment in which FPIC operates, including reliance on independent agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;

vi)	The actual amount of new and renewal business;

vii)	Business risks that result from FPIC’s size and geographic concentration;

viii)	Developments in reinsurance markets that could affect our reinsurance programs;

ix)	The ability to collect reinsurance recoverables;

x)

The dependence of our reciprocal management segment upon a single major customer, Physicians’ Reciprocal Insurers (“PRI”), for the preponderance of its revenue and consequently, the effect of rates and claims experience on PRI’s ability to maintain or grow its premium base;

xi)	Developments in global financial markets that could affect our investment portfolio and financing plans;

xii)	Risk factors associated with the impact of rising interest rates on the market value of FPIC’s investments;

xiii)	Risks factors associated with the impact of rising interest rates on FPIC’s interest costs associated with its long term debt;

xiv)	Adverse changes in securities markets;

xv)	Rates, including rates on excess policies, being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;

xvi)

Uncertainties relating to government and regulatory policies (such as subjecting FPIC to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);

xvii)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;

xviii)	Business and financial risks associated with the unpredictability of court decisions;

xix)	The loss of the services of any of our executive officers;

xx)

Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize deferred acquisition costs, deferred tax assets, goodwill and other deferred or intangible assets;

xxi)	General economic conditions, either nationally or in our market areas, that are worse than expected;

xxii)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on behalf of FPIC; and

other risk factors discussed elsewhere in FPIC’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes, loss and loss adjustment expense (“LAE”) reserves and related reinsurance assets, contingencies and litigation, and the carrying amount of certain assets for which estimates of their values are required.  We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances.  Of necessity, such evaluations may be less in scope for purposes of preparing interim financial statements; for example, we do not perform a complete reserve study every quarter, and instead, rely on other analytical procedures.  The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, which are described more fully below and in the corresponding MD&A section and Note 2, Significant Accounting Policies, to the consolidated financial statements included in our most recently filed annual report on Form 10-K, affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.  In addition to these critical accounting policies that may affect our estimates, the following matters regarding our management and other agreements with PRI and its status as a major client of ours are also pertinent risk considerations when reviewing these interim condensed consolidated financial statements.

Liability for Losses and LAE

Our liability for losses and LAE (also referred to as our loss and LAE reserves) is the largest liability of FPIC and the most sensitive financial statement item to estimation and judgment. Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $562.7 million and $549.8 million, or 96%, of our total consolidated liability for losses and LAE as of March 31, 2004 and December 31, 2003, respectively. The remainder of our reserves represent other smaller lines and products.

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

In addition, due to the relatively small number of claims and the average cost per claim, any change in the trends assumed in the ultimate values for these factors may be expected to result in a significant change in the reserve estimates. Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position. As an example, a 1% increase or decrease in carried reserves, net of reinsurance, as of March 31, 2004, would result in an after-tax addition or reduction in reported net income of $1.8 million, or 26% of our consolidated net income for the three months ended March 31, 2004. A typical range of reasonable values for MPL reserve estimates is considered to be as wide as 15%; thus, our results of operations and financial position are very sensitive to our reserve estimates and judgments, in addition to the performance of the business itself.

Reinsurance

Reinsurance does not relieve us from our primary obligations to policyholders. Therefore, the failure of reinsurers to honor their obligations could result in losses to us. The amounts recoverable from reinsurers on our unpaid losses and LAE are calculated by applying the terms of the respective ceded reinsurance contracts to our estimates of the underlying loss and LAE reserves that are subject to reinsurance. Thus, to the extent that our reinsured reserves change or are adjusted, so will the related reinsurance recoverable amounts and our exposure.

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

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. We estimate and believe it is more likely than not that our deferred tax assets will be fully realized. In the event that actual results differ from our estimates, or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations.

Goodwill and Intangible Assets

Effective January 1, 2002, we adopted Financial Accounting Standard No. (“FAS”) 142, “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized through charges to income, but continue to be subject to annual (or under certain circumstances more frequent) impairment testing based on estimated fair values.

We have obtained independent appraisals annually since the adoption of FAS 142, the most recent of which was performed as of December 31, 2003, which indicates that our goodwill and other intangible assets are fully recoverable. Our remaining goodwill and intangible assets of $19.6 million will continue to be subject to impairment testing through independent appraisal or otherwise at least annually, and potentially more often should a triggering event occur. A triggering event under FAS 142 might include such things as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

Investments

Our invested assets comprise our largest single asset class and consist mostly of investment securities in the form of fixed income investments in bonds and notes. Our fixed income investment securities are carried at their market values and accounted for $539.0 million and $528.6 million or 85% of our total cash and invested assets, and 43% and 45% of our total assets, respectively as of March 31, 2004 and December 31, 2003, respectively.  Unrealized gains or losses in their market values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive income.

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

Our insurance subsidiaries are also subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states. In addition to standard assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses, such as a hurricane. We would be assessed on the basis of premiums written.  No special assessments have been made in 2004 or 2003.

Revenue Recognition

Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts.

See the following MD&A section for additional considerations regarding our reciprocal management segment and business with PRI.

Business with PRI

Reciprocal Management Agreement

Administrators for the Professions, Inc. (“AFP”) has a 10-year management agreement with PRI, under which it receives a management fee annually equal to 13% of PRI’s direct premiums written. The current term of the management agreement runs through December 31, 2008. Under the terms of the management agreement, AFP receives this fee in exchange for performing services necessary to conduct and manage the entire operation of PRI. Such services include all or substantially all marketing, underwriting, policy issuance, policy administration, investment management, claims handling and general and administrative functions, including human resources, accounting, financial reporting, and others, on an on-going basis over the life of the agreement. AFP is also reimbursed by PRI for certain expenses paid on PRI’s behalf. The expenses reimbursed by PRI are principally salaries and related payroll expenses, and overhead costs associated with claims, legal and risk management course personnel employed by AFP who work on PRI business.

The management fees are estimated, billed and collected on a monthly basis. Our entitlement to such fees is ultimately based upon the provision of all of the services necessary to manage PRI over the term of the contract.  Revenues are estimated and recognized as earned ratably over the year, which generally corresponds with when they are billed as this accounting treatment reasonably approximates and accomplishes a recognition pattern that corresponds with the provision of the required services during the quarters and the year. The fees estimated and billed, which are recognized in income, are reduced by an estimated provision for return premiums.

See the MD&A section, Contractual Obligations, Commitments and Off-Balance Sheet Arrangements included in our most recently filed annual report on Form 10-K for the year ended December 31, 2003 for a discussion and analysis of an additional commitment and related contingent liability assumed by AFP as a result of an amendment to its management agreement with PRI, effective January 1, 2002.

AFP also has two subsidiaries, FPIC Intermediaries, Inc. (“FPIC Intermediaries”) and Group Data Corporation (“Group Data”). FPIC Intermediaries acts as a reinsurance co-broker and intermediary for PRI and our insurance subsidiaries. Group Data acts as a co-agent and co-broker for our internal insurance needs and for the purchase of structured settlements from time to time for settled MPL claims for PRI.  The reciprocal management segment also includes FPIC’s 80% owned subsidiary Professional Medical Administrators, LLC (“PMA”), which acts as co-broker, intermediary and manager of reinsurance programs for PRI’s program business in Pennsylvania, whereby PRI assumes the premiums and risks insured.  PRI also owns 10% of PMA and until August 2003, our subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”) acted as the fronting carrier for PRI for the program business managed on its behalf by PMA.  Since then, PRI has used an outside carrier to act as its fronting carrier.

The financial results for these business arrangements make up our reciprocal management segment and are presented and discussed in the following applicable section of this MD&A. Additional financial information and disclosures about our reciprocal management segment and business can be found in Note 1, Organization and Nature of Operations, Note 16, Commitments and Contingencies, Note 20, Segment Information, and Note 22, Related Party Transactions, to our consolidated financial statements included in our most recently filed annual report on Form 10-K for the year ended December 31, 2003.

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

The assumed reinsurance and fronting fees on PRI business of First Professionals are included in the Insurance Segment and are also discussed further in the applicable sections of the MD&A and in Note 22, Related Party Transactions, to our consolidated financial statements included in our most recently filed annual report on Form 10-K for the year ended December 31, 2003.

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

PRI and our subsidiary, AFP, are regulated by the New York State Insurance Department (the “NYSID”). PRI files its annual and quarterly statements with the NYSID containing its statutory-basis financial statements and other data. AFP and PRI are required to file audits of their financial statements annually with the NYSID obtained from the same qualified independent auditing firm.

PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally. These risks include, but are not limited to, rate adequacy, adverse loss experience, and the effects of changes in market interest rates that it can earn on invested assets. PRI files information with regard to its rates annually with the NYSID. PRI implemented an 8.5% rate increase effective July 1, 2003 following several years of level rates. Growth at PRI is also subject to surplus constraints; however, as a reciprocal, PRI is able to operate with lower surplus and at higher leverage ratios than non-reciprocals such as our insurance subsidiaries. PRI’s policyholders’ surplus exceeds the minimum amount required under New York insurance laws and regulations. New York insurance laws and regulations do not impose risk-adjusted capital requirements on PRI.  Further, as allowed under New York insurance laws, PRI has requested and received permission from the NYSID to follow the permitted practice of discounting its loss and LAE reserves.

The NYSID mandates the insurance rates PRI and other New York MPL carriers are allowed to charge their policyholders. These include the rates charged for policies in excess of $1.3 million and for covered extended reporting endorsements for death, disability and retirement, which have been reinsured to First Professionals. Under New York insurance statutes, the NYSID is also authorized to surcharge PRI’s policyholders in the event it is determined that PRI’s rates were deficient in one or more prior years as a result of adverse loss development. The amount of the surcharge may be up to 8% of PRI’s policyholders’ premiums annually until such deficiency is recovered.

Despite the unique aspects of the business and regulatory environments in which PRI operates, as an MPL insurer, it is still subject to many of the same types of risks as those of other MPL and property-casualty insurers, including similar risks to many of those described under “Safe Harbor Disclosure.”

Management’s Discussion and Analysis of Results of Operations:  Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Overview

Net income for the three months ended March 31, 2004 was $7.0 million, or $0.68 per diluted share, an increase of 154% and 134%, respectively, when compared with net income of $2.8 million, or $0.29 per diluted share, for the three months ended March 31, 2003.  Our insurance and reciprocal management segments both reported higher net income when compared with the same period in the prior year.

Total revenues for the three months ended March 31, 2004 increased $13.5 million to $57.6 million from $44.1 million for the three months ended March 31, 2003.   The increase in total revenues is the result of higher premiums earned and higher claims administration and management fees.  Net investment income increased as our fixed income securities portfolio has grown significantly in 2003 and in recent years with the growth in our insurance business.  Net realized investment gains also increased.

Total expenses for the three months ended March 31, 2004 increased $5.8 million to $45.8 million from $40.0 million for the three months ended March 31, 2003.  However, increases in expenses were lower than increases in revenues primarily resulting from improved underwriting and operating results in the insurance segment.  Our GAAP underwriting (combined) ratio improved from 101% for the three months ended March 31, 2003 to 94% for the three months ended March 31, 2004.  Claims administration and management expenses at our reciprocal management segment increased as a result of growth in business at that segment.  Interest expense declined due to lower total borrowing costs (interest plus the costs of related hedging instruments) on our long term debt.  Income tax expense was higher due to higher taxable income and, to a smaller extent, a provision made in the first quarter of 2004 for possible income tax contingencies.

Insurance Segment

The insurance segment is made up of our four insurance subsidiaries, First Professionals, Anesthesiologists Professional Assurance Company (“APAC”) and The Tenere Group, Inc. companies of Intermed Insurance Company (“Intermed”) and Interlex Insurance Company (“Interlex”).  Holding company operations are also included in the insurance segment due to its size and prominence and the substantial attention devoted to the segment. Unaudited financial and selected other data for our insurance segment for the three months ended March 31, 2004 and 2003 is summarized in the table below.  Dollar amounts are in thousands.

Insurance Segment Results and Selected Other Information

	Three Months Ended

	Mar 31, 2004	Percentage Change	Mar 31, 2003

Direct and assumed premiums written	$98,603	-6%	$104,535

Net premiums written	$43,604	12%	$38,996

Net premiums earned	$35,012	21%	$28,909
Net investment income	5,586	25%	4,466
Net realized investment gains	2,806	1079%	238
Finance charges and other income	170	-19%	209
Intersegment revenues	711	70%	418

Total revenues	44,285	29%	34,240

Net losses and LAE	29,374	10%	26,634
Other underwriting expense	3,503	40%	2,504
Interest expense	590	-49%	1,163
Other expenses	1,787	42%	1,258
Intersegment expenses	998	22%	820

Total expenses	36,252	12%	32,379

Income from operations before income taxes	8,033	332%	1,861
Less: Income tax expense	3,482	511%	570

Net income	$4,551	253%	$1,291

Selected Direct Professional Liability Claims Information
Net paid losses and LAE on professional liability claims	$31,939	35%	$23,611

Average net paid loss per professional liability claim with indemnity payment	$217	34%	$162

Total professional liability claims and incidents reported during the period	543	-34%	827

Total professional liability claims with indemnity payment	101	46%	69

Total professional liability claims and incidents closed without indemnity payment	492	43%	343

Selected Policyholder Counts
Professional liability policyholders (Excludes policyholders under professional liability fronting arrangements of 847 and 3,887, respectively)	13,742	-14%	15,969

Insurance segment net income increased significantly during the quarter ended March 31, 2004, primarily due to an increase in net premiums earned and net investment income and lower interest expense on long term debt.  Net realized investment gains were also higher in the quarter ended March 31, 2004.

Our insurance segment results include the effects of our net account quota share agreement with the Hannover Re companies.  As a result of this agreement, net premiums earned, net losses and LAE incurred and other underwriting expenses were reduced by amounts ceded under the agreement of $21.4 million, $16.8 million and $5.9 million, respectively, for the quarter ended March 31, 2004.  For the quarter ended March 31, 2003, net premiums earned, net losses and LAE incurred and other underwriting expenses were reduced by $24.6 million, $19.9 million and $6.5 million, respectively, as a result of the agreement.  Before the amounts ceded under the Hannover Re agreement, net premiums earned, net losses and LAE incurred and other underwriting expenses were $56.4 million, $46.2 million and $9.4 million, respectively, for the quarter ended March 31, 2004 and $53.5 million, $46.5 million and $9.0 million, respectively, for the quarter ended March 31, 2003.

As a result of the Hannover Re agreement, our net underwriting margin (defined as net premiums earned less net losses and LAE and other underwriting expenses) improved by $1.3 million and $1.8 million for the quarters ended March 31, 2004 and 2003, respectively.  Insurance segment net income as a result of the Hannover Re agreement decreased by $0.2 million for the quarter ended March 31, 2004 and increased by $0.6 million for the quarter ended March 31, 2003.  The effects of the Hannover Re agreement to the insurance segment’s net income included finance charges associated with funds withheld under the agreement of $1.6 million and $0.8 million for the quarters ended March 31, 2004 and 2003, respectively.  These finance charges are included in other expenses.

Net premiums earned before the Hannover Re agreement increased $2.9 million for the quarter ended March 31, 2004 when compared with the same period in 2003.  The increase is primarily the result of pricing improvements.  First Professionals, APAC and Intermed have implemented significant rate increases during each of the previous three years.  The increases resulting from pricing improvements were offset to some degree by decreases in the number of policyholders in non-core states and in Missouri as insurance capacity is freed up for First Professionals’ core MPL business in Florida.  The policyholder reduction in Missouri was expected as a result of a very large rate increase implemented in 2003.

Our investment revenues, net investment income and net realized investment gains, all increased for the quarter ended March 31, 2004.  Net investment income increased primarily as a result of the increase in our fixed income investment portfolio, which continues to grow with the corresponding increases in our insurance business.  Net realized investment gains increased as we took advantage of market and economic conditions and liquidated securities with investment gains with a view toward re-positioning our portfolio in accordance with our overall investment objectives and strategy.  Unrealized investment gains and losses were $12,797 and $1,582, respectively, as of March 31, 2004.

Net losses and LAE incurred before the Hannover Re agreement decreased $0.3 million for the quarter ended March 31, 2004 when compared with the same period in 2003.  Our net loss ratio (defined as the ratio of net losses and LAE incurred to net premiums earned) before the Hannover Re agreement for the quarters ended March 31, 2004 and 2003 were 82% and 87%, respectively.  The decrease in our net losses and LAE and corresponding loss ratio reflects the pricing improvements in our insurance business, taking into consideration the inherent lag between the time premiums are written and when they are subsequently earned and the related losses are incurred, and including appropriately conservative assumptions for expected loss trends.

The increases in net paid losses and LAE, average net paid losses and LAE, and professional liability claims closed with indemnity payments are all generally consistent and expected as a result of recent growth in our insurance business, considering the inherent time lag until the related claims are settled and closed.  The average net paid loss amount for the three months ended March 31, 2004 was significantly higher than the comparable average for the three months ended March 31, 2003; however the average net paid loss amount for the first quarter of 2003 was also relatively low in comparison with other recent quarters.   The average net paid loss amount for the first quarter of 2004 was lower than the amount reported for the fourth quarter of 2003.  Newly reported claims and incidents were down significantly in the first quarter of 2004 when compared with the first quarter of 2003.  This was expected following a speed up in claims reporting as plaintiffs’ attorneys accelerated case filings to precede the effective date of tort reform legislation passed in Florida last fall.  In addition, we have reduced our total policy counts as a result of confining our growth in policyholders to Florida while reducing our exposure in or exiting certain other states.  Overall, our claims experience in the first quarter of 2004 was consistent and in line with the assumptions currently reflected in our loss and LAE reserve estimates.

Reciprocal Management Segment

Our reciprocal management segment is made up of AFP, our New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries and Group Data.  AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York.  FPIC Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance for PRI and FPIC.  Group Data acts as a broker in the placement of annuities for structured settlements.  The segment also includes the business of PMA, an 80% owned subsidiary.  PMA provides brokerage and administration services to PRI for professional liability insurance programs.  Unaudited financial and selected other data for the reciprocal management segment for the three months ended March 31, 2004 and 2003 is summarized in the table below.  Dollar amounts are in thousands.

Reciprocal Management Segment Results and Selected Other Information

	Three Months Ended

	Mar 31, 2004	Percentage Change	Mar 31, 2003

Claims administration and management fees	$8,465	70%	$4,988
Net investment income	28	-15%	33
Commission income	1,489	18%	1,267
Other income	27	29%	21
Intersegment revenues	1,010	23%	823

Total revenues	11,019	55%	7,132

Claims administration and management expenses	6,716	45%	4,625
Other expenses	54	2%	53
Intersegment expenses	571	62%	352

Total expenses	7,341	46%	5,030

Income from operations before income taxes	3,678	75%	2,102

Less: Income taxes	1,235	62%	764

Net income	$2,443	83%	$1,338

Selected Information Regarding Management of PRI
Reciprocal premiums written under management	$83,599	173%	$30,646

	As of

	Mar 31, 2004	Percentage Change	Mar 31, 2003

Reciprocal statutory assets under management	$921,338	13%	$815,404

Professional liability policyholders under management	11,237	6%	10,642

Reciprocal management net income increased during the quarter ended March 31, 2004, primarily due to higher management fees and commission income.  The growth in these revenues was the result of growth in premiums written at PRI due to a newly acquired institutional client and higher insurance premiums placed by PMA under a PRI professional liability insurance program.

Claims administration and management fees earned by AFP are comprised entirely of management fees from PRI.  In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums.  As such, increases in the direct premiums written by PRI result in a corresponding increase in management fees earned by AFP.  The addition of a new institutional client is expected to add approximately $49.5 million to PRI ‘s 2004 annual written premiums resulting in an increase in the management fees earned for the first quarter and also increasing the fees that will be earned in subsequent quarters of 2004 as services are provided.

Commission income earned by the reciprocal management segment increased for the quarter ended March 31, 2004 primarily as a result of an increase in insurance premiums placed by PMA under a PRI professional liability insurance program, where commissions are received based on the amount of insurance premium placed.  This increase in commission income was slightly offset by lower brokerage commissions earned by Intermediaries from third party reinsurers as a result of the decrease in the placement of reinsurance premiums for our insurance.

The increase in claims administration and management expenses for the quarter ended March 31, 2004 when compared with the same quarter in 2003 is due to the combination of an increase in operating expenses at AFP and commission expenses at PMA.  The increase in operating expenses at AFP is the result of corresponding growth of PRI.  The increase in commission expenses at PMA was associated with an increase in premiums written and placed under a PRI professional liability insurance program.

Third Party Administration (“TPA”) Segment

Our TPA segment represents the business of our subsidiary, Employers Mutual, Inc. (“EMI”).  Unaudited financial and selected other data for our TPA segment for the three months ended March 31, 2004 and 2003 is summarized in the table below.  Dollar amounts are in thousands.

TPA Segment Results and Selected Other Information

	Three Months Ended

	Mar 31, 2004	Percentage Change	Mar 31, 2003

Claims administration and management fees	$3,619	-2%	$3,677
Net investment income	7	75%	4
Commission income	354	12%	317
Other income	—	-100%	1
Intersegment revenues	—	-100%	9

Total revenues	3,980	-1%	4,008

Claims administration and management expenses	3,797	2%	3,717
Intersegment expenses	152	95%	78

Total expenses	3,949	4%	3,795

Income from operations before income taxes	31	-85%	213

Less: Income tax expense	15	-82%	82

Net income	$16	-88%	$131

	As of

	Mar 31, 2004	Percentage Change	Mar 31, 2003

Selected TPA Segment Customer Data
Covered lives under employee benefit programs	99,665	-10%	111,301

Covered lives under workers compensation programs	42,400	11%	38,100

TPA net income decreased during the quarter ended March 31, 2004 primarily due to small decreases in claims administration and management fee revenue, related margins and higher intersegment expenses when compared with the same period in 2003.  Operating margins decreased somewhat during the first three months of 2004, when compared with the first three months of 2003, as a result of higher operating expenses associated with a strategic growth initiative.  The net decline in revenues for the three months ended March 31, 2004 as compared to the first quarter of 2003 was due to a reduction in covered lives associated with employee benefit programs under management.

Management’s Discussion and Analysis of Financial Position:  March 31, 2004 Compared to December 31, 2003

Cash and invested assets increased $9.8 million to $632.5 million as of March 31, 2004 from $622.7 million as of December 31, 2003.  The increase in cash and invested assets is primarily due to an increase in the aggregate market value of our fixed income investments, growth in premiums at our insurance segment and growth in claims administration and management fees and commission income at our reciprocal management segment.  Also contributing to the increase was cash received from the exercise of stock options and resulting issuance of our common stock.  Offsetting these increases were higher paid claims in the quarter, including some for which corresponding reinsurance recoveries have not yet been received as of March 31, 2004.

Insurance assets, including premiums receivable and reinsurance recoverables and related assets, all increased as of March 31, 2004 primarily as the result of growth experienced in our insurance premiums.  Recoverables on paid losses increased due to an increase in paid losses for which the corresponding recoveries were not yet received as of March 31, 2004.  Approximately $12.8 million of the increase due from reinsurers on unpaid losses is attributable to loss and LAE reserves ceded under the Hannover Re agreement during the first three months of 2004.

The increases in our insurance liabilities as of March 31, 2004, including the liability for losses and LAE, unearned premiums and reinsurance payable, are attributable to recent growth in our core MPL insurance business.  Reinsurance payable increased $18.2 million as a result of business ceded under the Hannover Re agreement, which was partially offset by the payment of premiums due under FPIC’s primary reinsurance agreement.

As more fully discussed in the preceding MD&A section on Critical Accounting Policies, Liability for Losses and LAE, multiple methods and assumptions are made in the actuarial testing of loss and LAE reserves.  FPIC’s only significant line of business is medical professional liability insurance, which insures physicians, dentists and other health care providers against professional liability claims associated with the practice of medicine.  The number of claims are relatively few in number and the number that actually result in an indemnity (loss) payment are fewer and tend to be significant in amount (as opposed to a large number of small claims, relatively speaking), as they comprise compensation and damages to injured patients.

The primary factors affecting FPIC’s MPL loss and LAE reserves can be summarized in terms of frequency and severity trends, including the frequency of indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment), the timing or pattern of future payments, the average cost of indemnity (loss cost) per claim, and defense cost trends.  These factors, in turn, can be affected by the future judicial environment and tort-related trends.  It is also important to note that all the actuarial methods used do not rely on specific assumptions for these factors; rather, these assumptions are developed as a by-product of the application of the methods, which may then be monitored and factored into the final judgmental considerations of the selection of the point estimate and range of reasonable values around the point estimate from among the methods.

All of these factors individually can and will vary from one period to the next over time but are estimated to approximate their ultimate assumed or average per claim values in setting reserve estimates.  In addition, due to the relatively small number of claims and the average cost per claim, any change in trend determined with regard to any of the ultimate values assumed for these factors may be expected to result in a significant change in the reserve estimates.  Also, given the size of our loss and LAE reserves, virtually any change in the level of carried reserves will be material to results of operations and may be material to our financial position.  For example, a 1% increase or decrease in carried reserves, net of reinsurance, as of March 31, 2004, would result in an after-tax addition or reduction in reported income of approximately $1.8 million ($2.9 million before income taxes), which would comprise 26% of FPIC’s consolidated net income for the quarter ended March 31, 2004.

The decrease in premiums paid in advance and unprocessed premiums reflects the number of policy renewals that fall on January 1.  As a result of this renewal period, paid in advance premiums are typically higher as of December 31 of each year.

The significant increases in other assets and accrued expenses and other liabilities of approximately $4.1 million and $7.4 million, respectively as of March 31, 2004, are primarily attributable to purchase and sale transactions involving investment securities, which were entered into prior to March 31, 2004, but for which settlements occurred in April 2004.

Stock Repurchase Plans

Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate.  We did not repurchase any shares during the first quarter of 2004 and a total of 365,500 shares remain available to be repurchased under the program.  Under certain circumstances, limitations may be placed on FPIC’s ability to purchase its capital stock by the terms of agreements relating to its junior subordinated debentures.  For information regarding these limitations, refer to Note 5, Long Term Debt to the accompanying condensed consolidated financial statements, or Note 13, Long Term Debt, Revolving Credit Facility and Term Loan, to the consolidated financial statements in our most recently filed Form 10-K.  For additional information, see also the discussion of Liquidity and Capital Resources, below.

Liquidity and Capital Resources

The payment of losses and LAE, insurance operating expenses (including reinsurance costs), claims administration and management expenses, non-insurance operating expenses, interest expense and income taxes in the ordinary course of business are the principal needs for our liquid funds. The principal sources of cash from our operations to meet our on-going liquidity requirements are the premiums collected for the insurance sold by our insurance subsidiaries, income on the investment of those funds, and claims administration and management fees and reinsurance brokerage and other commission income earned by our non-insurance subsidiaries.

Net Cash (Used In) Provided By Operating Activities

As reported in the condensed consolidated statement of cash flows, net cash used in operating activities was $2.7 million for three months ended March 31, 2004 compared with net cash provided by operating activities of  $23.3 million for the three months ended March 31, 2003.  The net use of cash for operating activities for the three months ended March 31, 2004 can be attributed to an increase in paid losses and LAE for the quarter relative to amounts paid in the first quarter of 2003.  Paid losses and LAE in the first quarter of 2004 were proportionately higher relative to premiums written and collected primarily as the result of significant growth in the business during 2001 and 2002, and taking into account the inherent time lag between that growth and subsequent development and settlements of the related claims.  Also adding to higher paid losses and LAE were several reinsured claims that were settled in the first quarter of 2004, but for which the related reinsurance recoveries had not yet been received as of March 31, 2004.  At March 31, 2004, we had cash and invested assets of $632.5 million and held fixed maturity debt securities with a fair value of approximately $8.2 million with scheduled maturities during the next twelve months.  We believe that our cash and invested assets as of March 31, 2004, combined with expected cash flows from operating activities for the remainder of the year and the scheduled maturities of investments in 2004, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

A number of factors could cause unexpected changes in liquidity and capital resources available, including but not limited to the following:

1.	Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force;

2.	Unexpected changes in the amounts needed to defend and settle claims;

3.	Unexpected changes in operating costs, including new or increased taxes;

4.	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables;

5.	Possible impairments of our long term investments; and

6.	Unexpected changes in liquidity provided by our reciprocal management and TPA segments.

Furthermore, liquidity and capital risks can come about as the result of the broader business and financial risks facing us including the uncertainties and factors disclosed in the Safe Harbor Disclosure.  Many, if not most of these types of uncertainties, could have a corresponding and materially negative effect on our liquidity and capital resources, as well as our financial condition and results of operations.  In order to compensate for such risk, we:

1.	Maintain what management considers to be adequate capital and reinsurance;

2.	Monitor our reserves and regularly perform actuarial reviews of loss and LAE reserves; and

3.	Attempt to maintain adequate asset diversification and liquidity (by managing our cash flow from operations coupled with the maturities from our fixed income portfolio investments).

Long Term Debt

Our junior subordinated debentures and senior notes are uncollateralized and mature in 2033 unless we exercise our option to call them earlier, which is generally 5 years from the date of issue.  No principal payments are due in the interim.  These securities bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.2% (the interest rates ranged from 4.97% to 5.32% as of March 31, 2004).  The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged under the securities within the first five years is 12.5%.  We have also purchased hedging instruments, as described below, designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.

Indenture agreements relating to FPIC’s junior subordinated debentures and trust preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal of, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank equal in standing with or junior in interest to capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.

Issuance costs for all three offerings in the aggregate amount of approximately $1.4 million were capitalized and will be amortized over their respective stated maturity periods of thirty years.  In addition, hedge agreements were purchased that effectively place floors and caps on the three-month LIBOR floating interest of approximately 1.0% to 1.20% and 4.40% to 4.65%, respectively, on notional principal corresponding with the principal amounts of each offering, for 5 years from issuance.  These instruments will effectively serve to hedge our total floating interest rate borrowing costs under the securities to within a range of 4.85% to 8.60% for five years and until such time that we have the right to call the securities.  The initial costs of the hedge instruments acquired for this purpose of $1.1 million, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

There have been no material changes in contractual obligations, commitments and off-balance sheet arrangements described in the applicable section of the MD&A included in our most recently filed annual report on Form 10-K for the year ended December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the reported market risks, as described in our 2003 annual report on Form 10-K, since the end of the most recent fiscal year.

Item 4.  Controls and Procedures

(a)

An evaluation of FPIC’s controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)), was completed as of March 31, 2004 by FPIC’s Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.

(b)

There have been no significant changes in FPIC’s internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the last quarter and that have materially affected, or are reasonably likely to materially affect, FPIC’s internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings – None

Item 2.  Changes in Securities and Use of Proceeds –

For information on our issuer repurchase program, see the MD&A section, Stock Repurchase Plans on page 30.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of John R. Byers, President and Chief Executive Officer, and Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

On February 25, 2004, FPIC furnished a Form 8-K notifying the SEC that FPIC issued an earnings press release announcing selected financial data concerning fourth quarter 2003 unaudited consolidated results of operations and financial condition presented in accordance with accounting principles generally accepted in the United States of America.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2004	FPIC Insurance Group, Inc.
/s/ Kim D. Thorpe

Kim D. Thorpe, Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)