Form 10-Q
period 2004-06-30
FPIC INSURANCE GROUP INC
filed 2004-08-06
CIK 1010247

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

or

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________ to ___________.

Commission file number 1-11983

FPIC Insurance Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, Florida 32202
(Address of Principal Executive Offices)      (Zip Code)

(904) 354-2482
(Registrant’s Telephone Number, Including Area Code)

www.fpic.com
(Registrant’s Internet Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  |X|          No  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  |X|          No  |_|

As of July 29, 2004, there were 9,993,867 shares of the registrant’s common stock outstanding.

FPIC Insurance Group, Inc.
Index to Quarterly Report on Form 10-Q

FPIC INSURANCE GROUP, INC.
Condensed Consolidated Statements of Financial Position
As of June 30, 2004 and December 31, 2003
(in thousands, except common share data)

	(unaudited) June 30, 2004	Dec 31, 2003

Assets
Cash and cash equivalents	$65,657	85,064
Bonds and U.S. Government securities, available for sale	542,273	528,647
Equity securities, available for sale	10	9
Other invested assets (Note 11)	3,591	4,774
Real estate, net	4,023	4,207

Total cash and investments	615,554	622,701

Premiums receivable, net ((Includes related party amounts of $7,277 and $8,608) Note 11)	113,872	101,262
Accrued investment income	6,646	6,153
Reinsurance recoverable on paid losses (Note 11)	32,478	15,950
Due from reinsurers on unpaid losses and advance premiums ((Includes related party amounts of $93,338 and $82,474) Note 11)	300,286	275,766
Ceded unearned premiums ((Includes related party amounts of $11,949 and $16,486) Note 11)	76,142	71,435
Property and equipment, net	5,155	5,248
Deferred policy acquisition costs ((Includes related party amounts of $2,771 and $3,500) Note 11)	7,138	6,209
Deferred income taxes	40,247	34,819
Prepaid expenses	6,132	5,363
Goodwill	18,870	18,870
Intangible assets	671	782
Federal income tax receivable	3,683	2,179
Other assets (Note 11)	21,827	16,393

Total assets	$1,248,701	1,183,130

Liabilities and Shareholders’ Equity
Losses and loss adjustment expenses ((Includes related party amounts of $23,984 and $20,555) Note 11)	$589,177	574,529
Unearned premiums ((Includes related party amounts of $42,992 and $47,240) Note 11)	192,393	177,435
Reinsurance payable ((Includes related party amounts of $12,414 and $11,761) Note 11)	166,120	138,082
Paid in advance and unprocessed premiums	7,942	11,766
Long term debt	46,083	46,083
Deferred credit (Note 11)	7,256	7,729
Deferred ceding commission	5,505	3,126
Accrued expenses and other liabilities (Note 11)	40,454	37,723

Total liabilities	1,054,930	996,473

Commitments and contingencies (Note 7)

Common stock, $0.10 par value, 50,000,000 shares authorized; 9,993,867 and 9,770,843 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	999	977
Additional paid-in capital	46,039	43,705
Accumulated other comprehensive (loss) income, net	(4,433)	4,276
Retained earnings	151,166	137,699

Total shareholders’ equity	193,771	186,657

Total liabilities and shareholders’ equity	$1,248,701	1,183,130

See accompanying notes to the condensed consolidated financial statements.

FPIC INSURANCE GROUP, INC.
Condensed Consolidated Statements of Income and Comprehensive (Loss) Income
For the Three and Six Months Ended June 30, 2004 and 2003
(in thousands, except per common share data)

	(unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues
Net premiums earned (Note 11)	$31,668	31,870	66,680	60,779
Claims administration and management fees (Note 11)	12,704	9,098	24,788	17,762
Net investment income	4,564	4,719	10,185	9,221
Commission income	2,298	2,789	4,141	4,373
Net realized investment gains (Note 2)	667	418	3,473	656
Finance charges and other income (Note 11)	164	247	362	479

Total revenues	52,065	49,141	109,629	93,270

Expenses
Net losses and loss adjustment expenses (Note 11)	27,258	29,666	56,632	56,300
Other underwriting expenses (Note 11)	2,343	2,143	5,846	4,646
Claims administration and management expenses	9,998	8,171	20,511	16,513
Interest expense on debt	605	2,437	1,196	3,599
Other expenses (Note 11)	2,073	1,188	3,913	2,499

Total expenses	42,277	43,605	88,098	83,557

Income from operations before income taxes	9,788	5,536	21,531	9,713
Less: Income tax expense	3,331	2,038	8,064	3,455

Net income	$6,457	3,498	13,467	6,258

Basic earnings per common share	$0.65	0.37	1.36	0.66

Diluted earnings per common share	$0.62	0.37	1.30	0.66

Basic weighted average common shares outstanding	9,979	9,425	9,929	9,417

Diluted weighted average common shares outstanding	10,394	9,533	10,360	9,474

Comprehensive (Loss) Income
Net income	$6,457	3,498	13,467	6,258
Other comprehensive (loss) income:
Minimum pension liability adjustment, net	(392)	—	(392)	—
Unrealized holding (losses) gains on debt and equity securities	(18,188)	4,173	(13,332)	3,829
Unrealized holding gains (losses) and amortization on derivative financial instruments	593	(239)	(64)	197
Settlement of derivative financial instruments	—	989	—	989
Income tax benefit (expense) related to unrealized losses and gains	6,698	(1,562)	5,079	(1,575)

Other comprehensive (loss) income	(11,289)	3,361	(8,709)	3,440

Comprehensive (loss) income	$(4,832)	6,859	4,758	9,698

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2004 and the Year Ended December 31, 2003
(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balances at December 31, 2002	$939	38,322	5,525	121,127	165,913
Net income	—	—	—	16,572	16,572
Minimum pension liability adjustment, net	—	—	(140)	—	(140)
Unrealized loss on debt and equity securities, net	—	—	(2,835)	—	(2,835)
Unrealized gain on derivative financial instruments, net	—	—	486	—	486
Settlement of derivative financial instrument, net	—	—	1,532	—	1,532
Amortization of unrealized loss on derivative financial instruments	—	—	(292)	—	(292)
Issuance of shares	38	4,385	—	—	4,423
Income tax reductions relating to exercise of stock options	—	998	—	—	998

Balances at December 31, 2003	977	43,705	4,276	137,699	186,657
Net income	—	—	—	13,467	13,467
Minimum pension liability adjustment, net	—	—	(392)	—	(392)
Unrealized loss on debt and equity securities, net	—	—	(8,277)	—	(8,277)
Unrealized loss on derivative financial instruments, net	—	—	(40)	—	(40)
Issuance of shares	22	2,226	—	—	2,248
Income tax reductions relating to exercise of stock options	—	108	—	—	108

Balances at June 30, 2004 (unaudited)	$999	46,039	(4,433)	151,166	193,771

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(in thousands)

	(unaudited) Six Months Ended

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income	$13,467	6,258
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	861	(1,073)
Realized gains on investments	(3,473)	(656)
Net losses from other invested assets	118	15
Bad debt expense	7	4
Realized losses on sale of property and equipment	2	79
Deferred income tax benefit	(73)	(1,481)
Other changes in assets and liabilities:
Premiums receivable, net	(12,617)	(11,583)
Accrued investment income	(493)	341
Reinsurance assets	(45,755)	(59,544)
Deferred policy acquisition costs	(4,303)	(556)
Federal income taxes	(1,396)	(1,379)
Losses and loss adjustment expenses	14,648	55,140
Unearned premiums	14,958	21,262
Reinsurance payable	28,038	22,299
Paid in advance and unprocessed premiums	(3,824)	(6,022)
Deferred ceding commission	8,768	4,328
Prepaid expenses, other assets, and accrued expenses and other liabilities	(4,726)	(463)

Net cash provided by operating activities	4,207	26,969

Cash flows from investing activities:
Proceeds from sale or maturity of bonds and U.S. Government securities	363,138	222,876
Purchase of bonds and U.S. Government securities	(390,338)	(255,155)
Proceeds from sale of other invested assets	2,476	272
Proceeds from sale of real estate investments	42	291
Purchase of real estate investments	(4)	(15)
Purchase of property and equipment	(1,176)	(2,087)

Net cash used in investing activities	(25,862)	(33,818)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	30,000
Payment of revolving credit facility and term loan	—	(27,708)
Purchase of derivative financial instruments	—	(595)
Settlement of derivative financial instruments	—	(1,609)
Issuance of common stock	2,248	422

Net cash provided by financing activities	2,248	510

Net decrease in cash and cash equivalents	(19,407)	(6,339)
Cash and cash equivalents at beginning of period	85,064	86,589

Cash and cash equivalents at end of period	$65,657	80,250

Supplemental disclosure of cash flow information:
Interest paid on debt	$1,220	3,510

Federal income taxes paid	$8,100	6,000

Federal income tax refunds received	$—	378

Supplemental disclosure of noncash investing activities:
Due to broker on unsettled investment trades, net	$(499)	(1,752)

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

1. Organization and Basis of Presentation

The accompanying condensed consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant transactions between the parent and consolidated subsidiaries have been eliminated. Reference is made to our most recently filed Form 10-K, which includes information necessary for understanding our businesses and financial statement presentations.  In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

These condensed consolidated quarterly financial statements are unaudited.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  These statements include all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair presentation of results for interim periods.  Certain prior period amounts presented in the condensed consolidated financial statements have been reclassified to conform to the current presentation.  The results reported in these condensed consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  For example, the timing and magnitude of claim losses incurred by our insurance subsidiaries due to the estimation process inherent in determining the liability for losses and loss adjustment expenses (“LAE”) can be relatively more significant to results of interim periods than to results for a full year.  Also, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net income.

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
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income and basic and diluted earnings per common share would have been impacted as follows:

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Pro Forma Net Income:
Net income, as reported	$6,457	3,498	13,467	6,258
Stock-based compensation expense determined under fair value based method, net of income taxes	(299)	(268)	(596)	(557)

Pro forma net income	$6,158	3,230	12,871	5,701

Basic Earnings Per Common Share:
Net income, as reported	$0.65	0.37	1.36	0.66
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.03)	(0.03)	(0.06)	(0.05)

Pro forma net income	$0.62	0.34	1.30	0.61

Diluted Earnings Per Common Share:
Net income, as reported	$0.62	0.37	1.30	0.66
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.03)	(0.03)	(0.06)	(0.06)

Pro forma net income	$0.59	0.34	1.24	0.60

2. Investments

Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other than temporary, if any, are recorded as realized losses in the condensed consolidated statements of income.

Data with respect to bonds and U.S. Government and equity securities, available for sale, are presented in the table below.

Six months ended	Proceeds from sales and maturities	Gross realized gains on sales	Gross realized losses on sales		Amortized cost of investments in bonds and U.S. Government and equity securities

June 30, 2004	$363,168	4,943	(2,807)	As of June 30, 2004	$549,195
June 30, 2003	$222,876	6,432	(1,078)	As of Dec 31, 2003	$522,159

Net realized investment gains on all investments reported for the six months ended June 30, 2004 and 2003 totaled $3,473 and $656, respectively.  In addition to the gains and losses on sales of securities summarized in the table above, net realized investment gains for the six months ended June 30, 2004 and 2003 included gains of $4 and $201, respectively on the sale of real estate.  During the second quarter of 2004 we also sold an investment in a limited partnership and received proceeds of $2,309 and realized a gain of $2,120, which is also included in our net realized investment gains for the three months ended June 30, 2004.  Also included in net realized investment gains for the three months ended June 30, 2004 and 2003 are losses of $787 and $4,899, respectively, resulting from the recognition of other-than-temporary-impairments of private equity holdings included in our other invested assets.

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
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

Reference is made to Notes 2, Significant Accounting Policies, and 9, Goodwill, to the consolidated financial statements included in our most recently filed Form 10-K, which include additional information about our accounting for goodwill.

4. Reinsurance

The effects of ceded reinsurance on premiums written and earned for the three and six months ended June 30, 2004 and 2003 are presented in the table below.

	Three Months Ended				Six Months Ended

	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003

	Written	Earned	Written	Earned	Written	Earned	Written	Earned

Direct and assumed premiums	$77,102	76,967	84,395	81,852	175,705	160,747	188,929	167,676
Ceded premiums	(43,775)	(45,299)	(48,524)	(49,982)	(98,775)	(94,067)	(114,062)	(106,897)

Net premiums	$33,327	31,668	35,871	31,870	76,930	66,680	74,867	60,779

The effects of ceded reinsurance on losses and LAE incurred for the three and six months ended June 30, 2004 and 2003 are presented in the table below.

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Losses and LAE incurred	$55,655	62,848	126,284	132,434
Reinsurance recoverable	(28,397)	(33,182)	(69,652)	(76,134)

Net losses and LAE incurred	$27,258	29,666	56,632	56,300

We renewed our excess of loss reinsurance program, effective January 1, 2004.  The structure and coverage of such agreements are generally similar to those of our 2003 excess of loss reinsurance program as reported in our most recently filed Form 10-K.  Based on analysis of our exposure to extra-contractual obligations and claims in excess of policy limits (“ECO/XPL”), we have elected not to renew the supplemental awards made ECO/XPL reinsurance that we had carried in addition to the ECO/XPL coverage already included as part of our primary excess of loss reinsurance program.  Therefore, this additional layer of excess reinsurance is no longer in effect after April 1, 2004 and we now self insure this excess risk.

We have terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004.  With this termination, no further business will be ceded under the agreement beginning with business written and renewed in the third quarter of 2004.  The business already ceded through June 30, 2004, will continue to be subject to the agreement and will go into run-off.

Reference is made to Note 11, Related Party Transactions, to the condensed consolidated financial statements included in this quarterly report for the period ended June 30, 2004, and to Notes 12, Reinsurance, and 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K, which include additional information regarding reinsurance involving related parties.

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

5. Long Term Debt

FPIC’s long term debt includes junior subordinated debentures and senior notes, which are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 5.02% to 5.51% as of June 30, 2004).  The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%.  We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.  For additional information on FPIC’s hedging instruments and interest costs, see the discussion under Note 6, Derivative Financial Instruments.

Indenture agreements relating to FPIC’s junior subordinated debentures and trust preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank equal in standing with, or junior in interest to, capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.

Reference is made to Note 13, Long Term Debt, Revolving Credit Facility and Term Loan, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our long term debt.

6. Derivative Financial Instruments

As of June 30, 2004, FPIC had four interest rate collars. The collars are designed to maintain FPIC’s ultimate interest costs on its junior subordinated debentures and senior notes to within specified interest ranges for five years from the closing date of those liabilities. The initial costs of the hedging instruments acquired for this purpose of $1,134, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods.  Reference is made to Note 14, Derivative Financial Instruments, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our interest risk management strategy and the effect of this strategy on FPIC’s consolidated financial statements.

The interest rate collars and terms as of June 30, 2004 are presented below with their corresponding effects on the floating rate interest costs associated with the junior subordinated debentures and senior notes.

Notional Amount	Maturity Date	LIBOR Floor (1)	LIBOR Cap (1)	Floor Rate	Cap Rate

$15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%

(1) Based on three-month LIBOR

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

7. Commitments and Contingencies

FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  FPIC has evaluated such exposures as of June 30, 2004, and believes its positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  FPIC currently maintains insurance for such occurrences in the form of a component of its ceded reinsurance, which serves to mitigate exposure to such claims.  Such coverage would not apply to future bad faith actions, if any, arising from medical professional liability claims reported prior to 2000.  In one current bad faith action arising in 1993, no such coverage is available and an estimate of possible loss above the amount currently reserved cannot be made.  In addition, multiple claims for extra contractual obligations on one or more large claims in a single year could result in potential exposure materially in excess of insurance coverage or in increased costs of such insurance coverage.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of June 30, 2004, and in all cases believes its positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

FPIC’s insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  In addition to standard assessments, legislatures in states where we conduct business may also levy special assessments to settle claims caused by certain catastrophic losses, such as a hurricane, in which event we could also be assessed on the basis of premiums written.

While management has evaluated the incidents and circumstances surrounding the above-mentioned asserted or unasserted legal claims and assessments of which it is aware and believes that these will not have materially adverse effects on FPIC beyond amounts already recognized and accrued, there can be no absolute assurance as to their ultimate outcomes.

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

Management Agreement Between Administrators For The Professions (“AFP”) and Physicians’ Reciprocal Insurers (“PRI”)

The management agreement between our subsidiary AFP and PRI, the New York insurance reciprocal managed by AFP, was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002.  With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.)  Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years.  AFP earned and collected profit sharing amounts under the original agreement totaling $3,584 for the three years ended December 31, 2001.  As of June 30, 2004, and based on PRI’s operating results, no amounts were payable under this provision of the amended management agreement.  Reference is made to Notes 16, Commitments and Contingencies, and 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K for additional information regarding the management agreement with PRI.  Also, FPIC has issued an irrevocable letter of credit in the amount of $500 as collateral under the operating lease for the building occupied by AFP and PRI in Manhasset, New York.

8. Reconciliation of Basic and Diluted Earnings Per Common Share

Data with respect to FPIC’s basic and diluted earnings per common share are shown below.

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income	$6,457	3,498	13,467	6,258

Basic earnings per common share	$0.65	0.37	1.36	0.66

Diluted earnings per common share	$0.62	0.37	1.30	0.66

Basic weighted average shares outstanding	9,979	9,425	9,929	9,417
Common stock equivalents	415	108	431	57

Diluted weighted average shares outstanding	10,394	9,533	10,360	9,474

9. Employee Benefit Plans

The components of the actuarially computed net periodic pension cost for our two defined benefit plans, the excess benefit plan and the supplemental executive retirement plan for the six months ended June 30, 2004 and 2003 are summarized in the table below.

	Six Months Ended

	June 30, 2004	June 30, 2003

Service cost of benefits earned during the period	$1,082	750
Interest cost on projected benefit obligation	712	548
Expected return on plan assets	(464)	(332)
Recognized net actuarial loss	39	23
Net amortization and deferral	507	346

Net periodic pension cost	$1,876	1,335

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

FPIC and its subsidiaries have made contributions for 2004 totaling $2,491 to its employee post-retirement plans as of June 30, 2004.  We currently anticipate contributing an additional $1,535 to our employee post-retirement plans during the remainder of 2004 for total contributions during 2004 of $4,026.

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

Selected financial information by segment is summarized in the tables below.

	As of June 30, 2004	As of Dec 31, 2003

Identifiable Assets:
Insurance	$1,204,372	1,139,653
Reciprocal management	41,011	39,634
Third party administration	6,284	5,995
Intersegment eliminations	(2,966)	(2,152)

Total assets	$1,248,701	1,183,130

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Total Revenues:
Insurance	$38,082	37,628	82,367	71,869
Reciprocal management	11,790	8,708	22,809	15,840
Third party administration	4,114	4,130	8,095	8,138
Intersegment eliminations	(1,921)	(1,325)	(3,642)	(2,577)

Total revenues	$52,065	49,141	109,629	93,270

Net Income:
Insurance	$3,562	983	8,112	2,275
Reciprocal management	2,588	2,206	5,032	3,544
Third party administration	307	309	323	439

Net income	$6,457	3,498	13,467	6,258

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

11. Related Party Transactions

Following is a summary of the related party transactions of FPIC and its consolidated subsidiaries included in the condensed consolidated statements of financial position as of June 30, 2004 and December 31, 2003, and the condensed consolidated statements of income and comprehensive (loss) income for the three and six months ended June 30, 2004 and 2003.  Credit balances are presented parenthetically.  Reference is made to Note 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our related party transactions.

	As of June 30, 2004	As of Dec 31, 2003

Statements of Financial Position:
Other invested assets	$—	788
Premiums receivable	$7,277	8,608
Reinsurance recoverable on paid losses	$2,538	2,738
Reinsurance recoverable on unpaid losses and advance premiums	$12,575	12,012
Reinsurance recoverable on unpaid losses and advance premiums, fronting arrangements (1)	$80,763	70,462
Ceded unearned premiums	$839	3,638
Ceded unearned premiums, fronting arrangements (2)	$11,110	12,848
Deferred policy acquisition costs	$2,823	4,035
Deferred policy acquisition costs, fronting arrangements	$(52)	(535)
Other assets	$3,393	4,171
Liability for losses and LAE	$(23,984)	(20,555)
Unearned premiums	$(42,992)	(47,240)
Reinsurance payable	$(5)	(23)
Reinsurance payable, fronting arrangements	$(12,409)	(11,738)
Deferred credit	$(7,256)	(7,729)
Accrued expenses and other liabilities	$(840)	(1,030)

(1)	Corresponding direct liability for losses and LAE to unrelated parties under fronting arrangements were ($81,785) and ($71,620) as of June 30, 2004 and December 31, 2003, respectively.

(2)	Corresponding direct unearned premiums from unrelated parties under fronting arrangements were ($12,137) and ($12,848) as of June 30, 2004 and December 31, 2003, respectively.

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Statements of Income and Comprehensive (Loss) Income:
Net premiums earned	$(2,164)	(835)	(2,747)	(1,377)
Net premiums earned, fronting arrangements (1)	$11,723	10,607	22,228	22,863
Claims administration and management fees	$(9,027)	(5,518)	(17,492)	(10,505)
Finance charge and other income	$—	(13)	—	(25)
Net losses and LAE	$1,052	3	512	(246)
Net losses and LAE, fronting arrangements (2)	$(8,079)	(8,629)	(19,825)	(17,901)
Other underwriting expenses	$507	657	589	1,689
Other underwriting expenses, fronting arrangements	$(1,574)	(1,614)	(3,240)	(3,275)
Other expenses	$53	53	106	106

(1)

Corresponding direct premiums earned from unrelated parties under fronting arrangements were ($13,110) and ($10,608) for the three months ended June 30, 2004 and 2003, respectively, and ($23,611) and ($22,861) for the six months ended June 30, 2004 and 2003, respectively.

(2)

Corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $8,012 and $8,629 for the three months ended June 30, 2004 and 2003, respectively, and $19,877 and $17,901 for the six months ended June 30, 2004 and 2003, respectively.

As of December 31, 2003, the management agreement with APA Management, Inc. and the consulting agreement with Consulting Group of APA, Inc. had expired. Included in our 2003 results are expenses incurred with regard to these agreements that did not occur during the three and six months ended June 30, 2004.

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

Effective June 30, 2004, we terminated the remaining fronting program with APAL (SPC) Ltd. and placed the existing fronted business and ceded reinsurance into run-off.

Reference is made to Note 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our related party transactions.

FPIC Insurance Group, Inc. and Subsidiaries
Unaudited Notes to the Condensed Consolidated Financial Statements
(In Thousands, Except as Noted)

12. New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position No. 106-2, (“FAS 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches. For all public companies and for nonpublic companies that sponsor one or more plans with more than 100 participants, FAS 106-2 is effective as of the first interim or annual period beginning after June 15, 2004 (third quarter 2004 for calendar year-end companies), although earlier adoption is encouraged.

In April 2004, the FASB issued FASB Staff Position No. 129-1 (“FAS 129-1”), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure,” relating to contingently convertible securities. The purpose of FAS 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in FAS 129-1 is effective April 2004 and applies to all existing and newly created securities. This pronouncement does not have an effect on FPIC.

FAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by FAS 87, “Employers’ Accounting for Pensions,” FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FAS 132 (revised 2003) retains the disclosure requirements contained in FAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by FAS 132 (revised 2003) are effective for interim periods beginning after December 15, 2003 and are presented in Note 9, Employee Benefit Plans.

Item 2.  Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

For purposes of this management discussion and analysis, the term “FPIC” refers to FPIC Insurance Group, Inc. and subsidiaries.  The following discussion and analysis of financial condition, results of operations, liquidity and capital resources and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Any written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These forward-looking statements can be identified by such words as, but are not limited to, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” “foresee,” “hope,” “should,” “will,” “will likely result” or “will continue” and other similar expressions.  These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from such statements.  These risks, uncertainties and other factors that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

i)	Risks factors, including the effect on reserves and underwriting results, associated with changing market conditions that result from fluctuating cyclical patterns of the property and casualty insurance business;

ii)	The uncertainties of the loss reserving process;

iii)	The occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;

iv)	The impact of surplus constraints on growth;

v)	The competitive environment in which we operate, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;

vi)	The actual amount of new and renewal business;

vii)	Business risks that result from our size and geographic concentration;

viii)	Developments in reinsurance markets that could affect our reinsurance programs;

ix)	The ability to collect reinsurance recoverables;

x)	The dependence of our reciprocal management segment upon a single major customer, Physicians’ Reciprocal Insurers (“PRI”), for the preponderance of its revenue and consequently, the effect of rates, claims experience, retention, and PRI’s overall financial position on its ability to maintain or grow its premium base;

xi)	Developments in global financial markets that could affect our investment portfolio and financing plans;

xii)	Risk factors associated with the impact of rising interest rates on the market value of our investments;

xiii)	Risk factors associated with the impact of rising interest rates on our interest costs associated with our long term debt;

xiv)	Adverse changes in securities markets;

xv)	Rates, including rates on excess policies, being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;

xvi)	Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);

xvii)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;

xviii)	Business and financial risks associated with the unpredictability of court decisions;

xix)	The loss of the services of any of our executive officers;

xx)	Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize deferred acquisition costs, deferred tax assets, goodwill and other deferred or intangible assets;

xxi)	General economic conditions, either nationally or in our market areas, that are worse than expected;

xxii)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf; and

other risk factors discussed elsewhere within this Form 10-Q for the quarter ended June 30, 2004, our Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004, and our Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We believe the following critical accounting policies, which are described more fully below and in the corresponding MD&A section and Note 2, Significant Accounting Policies, to the consolidated financial statements included in our most recently filed annual report on Form 10-K, affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.  In addition to these critical accounting policies that may affect our estimates, the matters discussed below regarding our management and other agreements with PRI and its status as a major client of ours are also pertinent risk considerations when reviewing these interim condensed consolidated financial statements.

Liability for Losses and LAE

Our liability for losses and LAE (also referred to as our loss and LAE reserves) is the largest liability of FPIC and the financial statement item most sensitive to estimation and judgment.  Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $561.5 million and $549.8 million, or 95% and 96%, of our total consolidated liability for losses and LAE as of June 30, 2004 and December 31, 2003, respectively.  The remainder of our reserves represents other smaller lines and products.

The primary factors affecting our estimates of how much we will pay and therefore reserve for insurance claims, defense costs and other related costs are:

•	Frequency and severity trends (number of claims and how much we will pay for each claim on average for one or more periods);

•	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment);

•	The timing or pattern of future payments;

•	The amount of defense costs we will pay for each claim or group of claims; and

•	Inflationary trends that are expected to bear on future loss and LAE payments.

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

In addition, due to the relatively small number of claims and the average cost per claim, any change in the trends assumed in the ultimate values for these factors may be expected to result in a significant change in the reserve estimates. Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position. As an example, a 1% increase or decrease in carried reserves, net of reinsurance, as of June 30, 2004, would result in an after-tax reduction or addition in reported net income of $1.8 million, or 13% of our consolidated net income for the six months ended June 30, 2004. A typical range of reasonable values for MPL reserve estimates is considered to be as wide as 15%; thus, our results of operations and financial position are very sensitive to our reserve estimates and judgments, in addition to the performance of the business itself.

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

We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk with respect to the individual reinsurers that participate in our ceded programs to minimize our exposure to significant losses from reinsurer insolvencies.  We hold collateral in the form of securities in trust, irrevocable letters of credit or other funds held for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance in the states that have jurisdiction over the underlying business.

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

We have obtained independent appraisals annually since the adoption of FAS 142, the most recent of which was performed as of December 31, 2003, which indicates that our goodwill and other intangible assets are fully recoverable.  Our remaining goodwill and intangible assets of $19.5 million will continue to be subject to impairment testing through independent appraisal or otherwise at least annually, and potentially more often should a triggering event occur.  A triggering event under FAS 142 might include such things as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

Investments

Our invested assets comprise our largest single asset class and consist mostly of investment securities in the form of fixed income investments in bonds and notes. Our fixed income investment securities are carried at their market values and accounted for $542.3 million and $528.6 million, or 88% and 85%, respectively, of our total cash and invested assets, and 43% and 45%, respectively, of our total assets as of June 30, 2004 and December 31, 2003.  Unrealized gains or losses in their market values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive (loss) income.

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

Our insurance subsidiaries are also subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states. In addition to standard assessments, legislatures in states where we conduct business may also levy special assessments to settle claims caused by certain catastrophic losses, such as a hurricane, in which event we could be assessed on the basis of premiums written.  No such special assessments have been made in 2004 or 2003.

Revenue Recognition

Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts.

See the following MD&A section for additional considerations regarding our reciprocal management segment and business with PRI.

Business with PRI

Reciprocal Management Agreement

Our subsidiary, Administrators For The Professions, Inc. (“AFP”), has a 10-year management agreement with PRI, under which AFP receives a management fee annually equal to 13% of PRI’s direct premiums written. The current term of the management agreement runs through December 31, 2008. Under the terms of the management agreement, AFP receives this fee in exchange for performing services necessary to conduct and manage the entire operation of PRI.  Such services include all or substantially all marketing, underwriting, policy issuance, policy administration, investment management, claims handling and general and administrative functions, including human resources, accounting, financial reporting, and others, on an on-going basis over the life of the agreement.  AFP is also reimbursed by PRI for certain expenses paid on PRI’s behalf. The expenses reimbursed by PRI are principally salaries and related payroll expenses, and overhead costs, associated with claims, legal and risk management course personnel employed by AFP who work on PRI business.

The management fees are estimated, billed and collected on a monthly basis. Our entitlement to such fees is ultimately based upon the provision of all of the services necessary to manage PRI over the term of the contract.  Revenues are estimated and recognized as earned ratably over the year, which generally corresponds with when they are billed, as this accounting treatment reasonably approximates and accomplishes a recognition pattern that corresponds with the provision of the required services during the quarters and the year. The fees estimated and billed, which are recognized in income, are reduced by an estimated provision for return premiums.

See the MD&A section, Contractual Obligations, Commitments and Off-Balance Sheet Arrangements included in our most recently filed annual report on Form 10-K for the year ended December 31, 2003 for a discussion and analysis of an additional commitment and related contingent liability assumed by AFP as a result of an amendment to its management agreement with PRI, effective January 1, 2002.

AFP has two subsidiaries, FPIC Intermediaries, Inc. (“FPIC Intermediaries”) and Group Data Corporation (“Group Data”).  FPIC Intermediaries acts as a reinsurance a broker and an intermediary for PRI and our insurance subsidiaries. Group Data acts as an agent and a broker for our internal insurance needs and for the purchase of structured settlements from time to time for settled MPL claims for PRI.  The reciprocal management segment also includes FPIC’s 80% owned subsidiary Professional Medical Administrators, LLC (“PMA”), which acts as a broker, intermediary and manager of reinsurance programs for PRI’s program business in Pennsylvania, whereby PRI assumes the premiums and risks insured.  PRI also owns 10% of PMA and until August 2003, our subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”), acted as the fronting carrier for PRI for the program business managed on its behalf by PMA.  Since then, PRI has used an external company to act as its fronting carrier.

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

PRI is a Major Client of Ours

In addition to their contributions to our results of operations, our agreements and business arrangements with PRI as a major client of ours also means that our revenues and results of operations are financially sensitive to its revenues and financial condition. We do not own PRI, or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (as Revised),” and so PRI’s financial statements are not consolidated or included in ours. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership vest with the policyholders of PRI.

PRI and our subsidiary, AFP, are regulated by the New York State Insurance Department (the “NYSID”). PRI files its annual and quarterly statements with the NYSID containing its statutory-basis financial statements and other data. AFP and PRI are required to file audits of their financial statements annually with the NYSID obtained from the same qualified independent auditing firm.

PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally. These risks include, but are not limited to, rate adequacy, adverse loss experience, and the effects of changes in market interest rates that it can earn on invested assets.  PRI files information with regard to its rates annually with the NYSID.  PRI implemented an 8.5% rate increase effective July 1, 2003 following several years of level rates.  Effective July 1, 2004, the NYSID granted an additional 7% base rate increase plus a small additional increase for premiums applicable to higher limit policies issued by PRI.  The NYSID also granted, effective July 1, 2004, a 20% rate increase on policies issued by the Medical Malpractice Insurance Pool (“MMIP”), a medical malpractice insurance pool in which PRI and other New York carriers are required to participate.  Growth at PRI is also subject to surplus constraints; however, as a New York reciprocal, PRI is able to operate with lower surplus and at higher leverage ratios than non-reciprocals such as our insurance subsidiaries. PRI’s policyholders’ surplus exceeds the minimum amount required under New York insurance laws and regulations. New York insurance laws and regulations do not impose risk-adjusted capital requirements on PRI.  Further, as allowed under New York insurance laws, PRI has requested and received permission from the NYSID to follow the permitted practice of discounting its loss and LAE reserves.

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

Management’s Discussion and Analysis of Results of Operations:  Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Overview

Net income for the three months ended June 30, 2004 was $6.5 million, or $0.62 per diluted share, an increase of 85% and 68%, respectively, when compared with net income of $3.5 million, or $0.37 per diluted share, for the three months ended June 30, 2003.  Net income for the six months ended June 30, 2004 was $13.5 million, or $1.30 per diluted share, an increase of 115% and 97%, respectively, when compared with net income of $6.3 million, or $0.66 per diluted share, for the six months ended June 30, 2003.  Our insurance and reciprocal management segments each reported higher net income for the second quarter and first six months of 2004 as compared with the comparable periods of 2003.  Significantly improved underwriting results and lower interest costs in 2004 mainly contributed to the growth in insurance segment net income.  Growth in premiums written by PRI contributed to growth in reciprocal management revenues and net income.

Total revenues for the three months ended June 30, 2004 increased $3.0 million, or 6%, to $52.1 million from $49.1 million for the three months ended June 30, 2003.  Total revenues were $109.6 million for the six months ended June 30, 2004, an increase of $16.3 million, or 18%, when compared with total revenues of $93.3 million for the six months ended June 30, 2003.  The increase in total revenues for the three months ended June 30, 2004 is primarily due to higher claims administration and management fees in our reciprocal management segment associated with growth in written premiums at PRI.  Increases in net premiums earned and claims administration and management fees contributed to the increase in total revenues for the six months ended June 30, 2004.  Net investment income also increased for the six months ended June 30, 2004 primarily resulting from growth in our fixed income securities arising from growth in our insurance business.  Net realized investment gains also increased for the both the three and six months ended June 30, 2004.

Total expenses for the three months ended June 30, 2004 decreased $1.3 million, or 3%, to $42.3 million from $43.6 million for the three months ended June 30, 2003.  Total expenses were $88.1 million for the six months ended June 30, 2004, an increase of $4.5 million, or 5%, when compared with total expenses of $83.6 million for the six months ended June 30, 2003.  The decrease in total expenses for the second quarter 2004 and the relatively small increase in total expenses for the first six months of 2004 compared to total revenues are primarily the result of improved underwriting results in the form of lower net losses and LAE incurred in relation to net premiums earned.  Lower borrowing costs (interest plus the costs of related hedging instruments) on our debt also contributed to lower expenses.  Offsetting these lower expenses were higher claims administration and management expenses associated with growth in reciprocal management revenues.

Net losses and LAE incurred decreased for the second quarter and increased modestly relative to net premiums earned for the first six months of 2004 as a result of continuing improvement in underwriting and operating results in the insurance segment.  Our GAAP underwriting (combined) ratio improved to 93% for the three months ended June 30, 2004 from 100% for the three months ended June 30, 2003.  For the six months ended June 30, 2004, our GAAP underwriting (combined) ratio improved to 94% from 101% for the six months ended June 30, 2003.  Income tax expense was relatively higher for the first six months of 2004 due to higher taxable income and, to a smaller extent, a provision made in the first quarter of 2004 for possible income tax contingencies.

Due to recent increases in profitability and the growing equity and statutory surplus of our insurance businesses, we have terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004.  With this termination, no further business will be ceded under the agreement beginning with business written and renewed in the third quarter of 2004.  The business already ceded through June 30, 2004, will continue to be subject to the agreement and will go into run-off.

Insurance Segment

The insurance segment is made up of our four insurance subsidiaries, First Professionals, Anesthesiologists Professional Assurance Company (“APAC”) and The Tenere Group, Inc. companies of Intermed Insurance Company (“Intermed”) and Interlex Insurance Company (“Interlex”).  Holding company operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention devoted to it . Unaudited financial and selected other data for our insurance segment for the three and six months ended June 30, 2004 and 2003 is summarized in the table below.  Dollar amounts are in thousands.

Insurance Segment Results and Selected Other Information

	Three Months Ended			Six Months Ended

	June 30, 2004	Percentage Change	June 30, 2003	June 30, 2004	Percentage Change	June 30, 2003

Direct and assumed premiums written	$77,102	-9%	$84,395	$175,705	-7%	$188,929

Net premiums written	$33,327	-7%	$35,871	$76,930	3%	$74,867

Net premiums earned	$31,668	-1%	$31,870	$66,680	10%	$60,779
Net investment income	4,551	-3%	4,683	10,136	11%	9,148
Net realized investment gains	667	60%	418	3,473	429%	656
Finance charges and other income	136	-40%	227	307	-30%	438
Intersegment revenues	1,060	147%	430	1,771	109%	848

Total revenues	38,082	1%	37,628	82,367	15%	71,869

Net losses and LAE incurred	27,258	-8%	29,666	56,632	1%	56,300
Other underwriting expense	2,343	9%	2,143	5,846	26%	4,646
Interest expense on debt	605	-75%	2,437	1,196	-67%	3,599
Other expenses	2,020	78%	1,135	3,807	59%	2,393
Intersegment expenses	849	-4%	883	1,846	8%	1,704

Total expenses	33,075	-9%	36,264	69,327	1%	68,642

Income from operations before income taxes	5,007	267%	1,364	13,040	304%	3,227
Less: Income tax expense	1,445	279%	381	4,928	418%	952

Net income	$3,562	262%	$983	$8,112	257%	$2,275

Selected Direct Professional Liability Claims Information

Net paid losses and LAE on professional liability claims	$30,584	10%	$27,914	$62,523	23%	$50,740

Average net paid loss per professional liability claim with indemnity payment	$199	-12%	$226	$209	7%	$195

Total professional liability claims and incidents reported during the period	665	-11%	745	1,208	-23%	1,572

Total professional liability claims with indemnity payment	88	33%	66	189	44%	131

Total professional liability claims and incidents closed without indemnity payment	585	3%	567	1,077	18%	910

	As of

Professional Liability Policyholders (Excludes Fronting Arrangements):	June 30, 2004	Percentage Change	June 30, 2003

Medical professional liability policyholders	13,341	-7%	14,395
Legal professional liability policyholders	—	-100%	556

Total professional liability policyholders	13,341	-11%	14,951

Professional liability policyholders under fronting arrangements	229	-92%	2,966

Insurance segment net income increased significantly during the three and six months ended June 30, 2004 when compared with the same periods in 2003.  The increase in net income for the three months ended June 30, 2004 is primarily due to improved underwriting results in the form of a decrease in net losses and LAE incurred relative to net premiums earned and lower interest on debt.  The increase in net income for the six months ended June 30, 2004 is primarily due to improved underwriting results, increases in net premiums earned, net investment income and net realized investment gains and lower interest expense on debt.

Our insurance segment results include the effects of a significant net account quota share reinsurance agreement with the Hannover Re companies.  As a result of this agreement, net premiums earned, net losses and LAE incurred and other underwriting expenses were reduced by amounts ceded under the agreement of $21.1 million, $15.8 million and $6.7 million, respectively, for the three months ended June 30, 2004, and $42.5 million, $32.6 million and $12.6 million, respectively, for the six months ended June 30, 2004.  Net premiums earned, net losses and LAE incurred and other underwriting expenses were reduced by $22.0 million, $18.0 million and $5.6 million, respectively, for the three months ended June 30, 2003 and $46.6 million, $37.9 million and $12.1 million, respectively, for the six months ended June 30, 2003 as a result of the agreement.  Net premiums earned, net losses and LAE incurred and other underwriting expenses before the amounts ceded under the Hannover Re agreement were $52.8 million, $43.1 million and $9.1 million, respectively, for the three months ended June 30, 2004 and $53.9 million, $47.7 million and $7.7 million, respectively, for the three months ended June 30, 2003.  For the six months ended June 30, 2004, net premiums earned, net losses and LAE incurred and other underwriting expenses were $109.2 million, $89.2 million and $18.5 million, respectively, and $107.3 million, $94.2 million and $16.7 million, respectively, for the six months ended June 30, 2003, before amounts ceded under the agreement.

As a result of the Hannover Re agreement, our net underwriting margin (defined as net premiums earned less net losses and LAE incurred and other underwriting expenses) improved by $2.7 million and $3.4 million for the six months ended June 30, 2004 and 2003, respectively.  Insurance segment net income as a result of the Hannover Re agreement decreased by $0.4 million for the six months ended June 30, 2004 and increased by $1.0 million for the six months ended June 30, 2003.  The effects of the Hannover Re agreement to the insurance segment’s net income included finance charges associated with funds withheld under the agreement of $3.4 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively.  These finance charges are included in other expenses.

Due to recent increases in profitability and the growing equity and statutory surplus of our insurance businesses, we have terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004.  With this termination, no further business will be ceded under the agreement beginning with business written and renewed in the third quarter of 2004.  The business already ceded through June 30, 2004, will continue to be subject to the agreement and will go into run-off.

Net premiums earned before the Hannover Re agreement decreased $1.1 million for the three months ended June 30, 2004 and increased $1.8 million for the six months ended June 30, 2004 when compared with the same periods in 2003. The decrease in net premiums earned for the three months ended June 30, 2004 is primarily due to a reduction in the number of policyholders in non-core states and at Intermed, which was expected as a result of a very large rate increase implemented in 2003. The increase in net premiums earned for the six months ended June 30, 2004 is primarily the result of pricing improvements at First Professionals, APAC and Intermed, which have all implemented significant rate increases during each of the previous three years, and an increase in the number of physician policyholders in Florida. The increases resulting from pricing improvements and growth in Florida were offset to some degree by decreases in the number of policyholders in non-core states and in Missouri. As insurance capacity is freed up, new policyholders are being added to First Professionals' core MPL book of business in Florida.

The total number of MPL policyholders for the group, excluding policyholders under fronting arrangements, decreased 4% from 13,919 as of December 31, 2003 to 13,341 as of June 30, 2004. However, the number of physician policyholders in Florida at First Professionals increased 8% from 6,239 as of December 31, 2003 to 6,740 as of June 30, 2004. As of July 31, 2004, the number of physician policyholders at First Professionals in Florida increased further to 7,117, or 14%, since December 31, 2003.

Our investment revenues, which are comprised of net investment income and net realized investment gains, increased for the six months ended June 30, 2004.  Net investment income increased primarily as a result of recent growth in our fixed income investment portfolio corresponding with increases in our insurance business.  Net realized investment gains increased as we took advantage of market and economic conditions and liquidated securities with investment gains with a view toward re-positioning our portfolio in anticipation of rising interest rates and increasing our holdings in tax-exempt securities.  Net realized investment gains also included a gain of $2.1 million related to the sale of an investment in a limited partnership for which we received proceeds of $2.3 million.  Also included in net realized investment gains for the six months ended June 30, 2004 and 2003 are losses of $787 and $4,899, respectively, resulting from the recognition of other-than-temporary-impairments of private equity holdings included in our other invested assets.  Gross unrealized investment gains and losses were $3.6 million and $10.5 million, respectively, as of June 30, 2004.  The market value of the fixed income securities portfolio was therefore $6.9 million lower than amortized cost.  The net unrealized losses on debt and equity securities resulted in after-tax charges of $11.3 million and $8.3 million during the second quarter and first six months of 2004, respectively to accumulated other comprehensive loss and shareholders’ equity.  These represent unrealized losses and are not recognized in net income.  We do not anticipate realizing such losses except under circumstances in which it may be desirable to dispose of certain securities and reinvest the funds for strategic reasons.  It is anticipated that such disposals would be infrequent in nature.

Net losses and LAE incurred excluding cessions under the Hannover Re agreement decreased $4.6 million and $5.0 million for the three and six months ended June 30, 2004, respectively, when compared with the same periods in 2003.  Our net loss ratios (defined as the ratio of net losses and LAE incurred to net premiums earned) before the effects of the Hannover Re agreement for the three months ended June 30, 2004 and 2003, were 82% and 89%, respectively, and 82% and 88% for the six months ended June 30, 2004 and 2003, respectively.  The decreases in our net losses and LAE incurred and corresponding loss ratios reflect the pricing improvements in our insurance business and the resulting improvement in our underwriting results.

The increases in net paid losses and LAE, and professional liability claims closed with indemnity payments were generally to be expected, as discussed more fully below, and consistent with recent growth in our insurance business, considering the inherent time lag until the related claims are settled and closed.  The average net paid loss amounts for the second quarter and first six months of 2004 were lower and higher, respectively, than the corresponding averages for the comparable periods of 2003, but fell within the expected trend.  Newly reported claims and incidents were down significantly in the second quarter and first six months of 2004 when compared with the comparable periods of 2003.  This was expected to some extent following a speed up in claims reporting as plaintiffs’ attorneys accelerated case filings to precede the effective date of tort reform legislation passed in Florida in the fall of 2003.  In addition, we have reduced our total policy counts as a result of focusing our growth in policyholders to Florida while reducing our exposure in or exiting certain other states.  Overall, our claims experience in the second quarter and first six months of 2004 was consistent and in line with the assumptions currently reflected in our loss and LAE reserve estimates.

Other underwriting expenses before the Hannover Re agreement increased $1.4 million and $1.8 million for the three and six months ended June 30, 2004, respectively, when compared with the same periods in 2003.  The increase in other underwriting expenses is primarily the result of recent growth in our insurance business.  Also contributing to the increase were direct costs associated with compliance with the Sarbanes-Oxley Act of 2002 of approximately $0.4 million in the second quarter of 2004.

Interest expense related to debt decreased 75% and 67% to $0.6 million and $1.2 million in the second quarter and first six months of 2004, respectively, from $2.4 million and $3.6 million for the second quarter and first six months of 2003, respectively.  The significant decrease in interest expense is primarily due to the retirement of our former bank debt during 2003 through refinancing in the form of private issuances of long term debt securities with lower total borrowing costs and by repayment using internally generated funds.  Also included in interest expense on debt for the second quarter and first six months of 2003 are charges of $1.6 million related to the unwinding of swap agreements associated with our former bank debt, which did not occur in 2004.

Other expenses increased 78% and 59% from $1.1 million and $2.4 million, respectively, for the second quarter and first six months of 2003, to $2.0 million and $3.8 million for the second quarter and first six months of 2004, respectively.  Finance charges associated with funds withheld under the Hannover Re agreement are included in other expenses and were $1.8 million and $3.4 million, respectively, for the second quarter and first six months of 2004 compared to $1.0 million and $1.8 million, respectively, for the second quarter and first six months of 2003.  Growth in these finance charges contributed to the increase in other expenses and is due to the growth in the amount of funds withheld as we continued to cede business under this agreement through June 30, 2004.  As discussed above, we have exercised our option to terminate future cessions under the agreement effective July 1, 2004.

Our effective income tax rate, which is calculated by dividing total income tax expense reported by income before income taxes, was 38% for the first six months of 2004, as compared with a 29% effective income tax rate for the year ended December 31, 2003, and lower effective rates for the second quarter and first six months of 2003.  Approximately 4 percentage points of the higher effective tax rate for the first six months of 2004 was related to an accrual made in the first quarter of 2004 for tax contingencies.  The effective tax rate for the second quarter of 2004 was 29%.  The remaining decline in the second quarter effective tax rate as compared with the first six months is largely attributable to the recent increase in the mix of tax-exempt investments held relative to prior periods.

Reciprocal Management Segment

Our reciprocal management segment is made up of AFP, our New York subsidiary, and its two wholly owned subsidiaries, FPIC Intermediaries and Group Data.  AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York.  FPIC Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance for PRI and FPIC.  Group Data acts as a broker in the placement of annuities for structured settlements.  The segment also includes the business of PMA, an 80% owned subsidiary.  PMA provides brokerage and administration services to PRI for professional liability insurance programs.  Unaudited financial and selected other data for the reciprocal management segment for the three and six months ended June 30, 2004 and 2003 is summarized in the table below.  Dollar amounts are in thousands.

Reciprocal Management Segment Results and Selected Other Information

	Three Months Ended			Six Months Ended

	June 30, 2004	Percentage Change	June 30, 2003	June 30, 2004	Percentage Change	June 30, 2003

Claims administration and management fees	$9,027	64%	$5,518	$17,492	67%	$10,505
Net investment income	20	-33%	30	49	-22%	63
Commission income	1,854	-18%	2,249	3,342	-5%	3,516
Other income	28	40%	20	55	34%	41
Intersegment revenues	861	-3%	891	1,871	9%	1,715

Total revenues	11,790	35%	8,708	22,809	44%	15,840

Claims administration and management expenses	6,563	42%	4,634	13,279	43%	9,258
Other expenses	53	0%	53	106	0%	106
Intersegment expenses	922	162%	352	1,493	112%	705

Total expenses	7,538	50%	5,039	14,878	48%	10,069

Income from operations before income taxes	4,252	16%	3,669	7,931	37%	5,771

Less: Income taxes	1,664	14%	1,463	2,899	30%	2,227

Net income	$2,588	17%	$2,206	$5,032	42%	$3,544

	Three Months Ended			Six Months Ended

Selected Information Regarding Management of PRI	June 30, 2004	Percentage Change	June 30, 2003	June 30, 2004	Percentage Change	June 30, 2003

Reciprocal premiums written under management	$56,173	12%	$50,165	$139,772	73%	$80,811

				As of

				June 30, 2004	Percentage Change	June 30, 2003

Reciprocal statutory assets under management				$923,183	16%	$798,068

Professional liability policyholders under management				11,398	5%	10,840

Reciprocal management net income increased during the three months and six months ended June 30, 2004 compared to the same periods in 2003, primarily due to higher management fees.  The growth in management fees was the result of growth in premiums written at PRI, a significant portion of which was due to a newly acquired institutional client, and higher insurance premiums placed by PMA under a PRI professional liability insurance program.

Claims administration and management fees earned by AFP are comprised entirely of management fees from PRI.  In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums.  As such, increases in the direct premiums written by PRI result in a corresponding increase in management fees earned by AFP.  The addition of a new institutional client is expected to add approximately $49.5 million to PRI ‘s 2004 annual written premiums resulting in an increase in the management fees earned for the three and six months ended June 30, 2004 and also increasing the fees earned for the remainder of 2004 as services are provided.

Commission income earned by the reciprocal management segment decreased for the three and six months ended June 30, 2004 primarily as a result of lower brokerage commissions earned by FPIC Intermediaries from third party reinsurers as a result of the decrease in reinsurance premiums placed for our insurance subsidiaries and PRI.  This decrease was partially offset by an increase in insurance premiums placed by PMA under a PRI professional liability insurance program, where commissions are received based on the amount of insurance premium placed.

The increase in claims administration and management expenses for the three and six months ended June 30, 2004 when compared with the same periods in 2003 is due to the increase in operating expenses at AFP and commission expenses at PMA.  The increase in operating expenses at AFP is generally the result of corresponding recent growth of PRI.  The increase in commission expenses at PMA was associated with an increase in premiums written and placed under a PRI professional liability insurance program.

Third Party Administration (“TPA”) Segment

Our TPA segment represents the business of our subsidiary, Employers Mutual, Inc. (“EMI”).  Unaudited financial and selected other data for our TPA segment for the three and six months ended June 30, 2004 and 2003 is summarized in the table below.  Dollar amounts are in thousands.

TPA Segment Results and Selected Other Information

	Three Months Ended			Six Months Ended

	June 30, 2004	Percentage Change	June 30, 2003	June 30, 2004	Percentage Change	June 30, 2003

Claims administration and management fees	$3,677	3%	$3,580	$7,296	1%	$7,257
Net investment (loss) income	(7)	-217%	6	—	-100%	10
Commission income	444	-18%	540	799	-7%	857
Intersegment revenues	—	-100%	4	—	-100%	14

Total revenues	4,114	0%	4,130	8,095	-1%	8,138

Claims administration and management expenses	3,435	-3%	3,537	7,232	0%	7,255
Intersegment expenses	150	67%	90	303	80%	168

Total expenses	3,585	-1%	3,627	7,535	2%	7,423

Income from operations before income taxes	529	5%	503	560	-22%	715
Less: Income tax expense	222	14%	194	237	-14%	276

Net income	$307	-1%	$309	$323	-26%	$439

				As of

Selected TPA Segment Customer Data				June 30, 2004	Percentage Change	June 30, 2003

Covered lives under employee benefit programs				98,907	-7%	$105,950

Covered lives under workers compensation programs				42,400	11%	38,300

TPA net income decreased during the three and six months ended June 30, 2004, compared to the same periods in 2003, primarily due to a decrease in commission income and higher intersegment expenses.  Claims administration and management fee revenues were up slightly in the second quarter and first six months of 2004 as compared with the comparable periods of 2003, while operating expenses were reduced slightly.  The TPA segment has increased its client base and revenues from its property and casualty client line of business, while experiencing some decrease in covered lives and revenues from its employee benefits line of business.

Management’s Discussion and Analysis of Financial Position:  June 30, 2004 Compared to December 31, 2003

Cash and invested assets decreased $7.1 million to $615.6 million as of June 30, 2004 from $622.7 million as of December 31, 2003.  The decrease in cash and invested assets is primarily due to a decrease in the market values of our fixed income securities as a result of an increase in market interest rates.  Higher paid claims during the current year, including some for which corresponding reinsurance recoveries were not yet collected as of June 30, 2004, the payment of reinsurance payables and the leveling of growth since 2002, also resulted in a reduction of operating cash flows for the first six months of 2004 as compared with the first six months of 2003.  Offsetting the reduction in operating cash flows to some degree was cash received as a result of the exercise of stock options.

Insurance assets, including premiums receivable and reinsurance recoverables and related assets, all increased as of June 30, 2004 primarily as the result of continued growth experienced in our insurance premiums.  Recoverables on paid losses increased due to an increase in paid losses for which the corresponding recoveries were not yet received as of June 30, 2004.  Approximately $21.3 million and $8.9 million of the increases in due from reinsurers on unpaid losses and ceded unearned premiums, respectively, is attributable to the Hannover Re agreement under which loss and LAE reserves and premiums are ceded under the agreement.  As discussed under Results of Operations, we have terminated future cessions under the net account quota share reinsurance agreement with the Hannover Re companies, effective July 1, 2004.

The increases in our insurance liabilities as of June 30, 2004, including the liability for losses and LAE, unearned premiums and reinsurance payable, are also attributable to recent growth in our core MPL insurance business.  Reinsurance payable increased $27.6 million as a result of business ceded under the Hannover Re agreement, which was partially offset by a reduction in premiums due under FPIC’s primary reinsurance agreement.

As more fully discussed in the preceding MD&A section on Critical Accounting Policies, Liability for Losses and LAE, multiple methods and assumptions are made in the actuarial testing of loss and LAE reserves.  FPIC’s only significant line of business is medical professional liability insurance, which insures physicians, dentists and other health care providers against professional liability claims associated with their practices.  The number of claims are relatively few in number and the number that actually result in an indemnity (loss) payment are fewer and tend to be significant in amount (as opposed to a large number of small claims, relatively speaking), as they comprise compensation and damages to injured patients.

The primary factors affecting FPIC’s MPL loss and LAE reserves can be summarized in terms of frequency and severity trends, including the frequency of indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment), the timing or pattern of future payments, the average cost of indemnity (loss cost) per claim, and defense cost trends.  These factors, in turn, can be affected by the future judicial environment and tort-related trends.  It is also important to note that all the actuarial methods used do not rely on specific assumptions for these factors, rather, these assumptions are developed as a by-product of the application of the methods, which may then be monitored and factored into the final judgmental considerations of the selection of the point estimate and range of reasonable values around the point estimate from among the methods.

All of these factors individually can and will vary from one period to the next over time but are estimated to approximate their ultimate assumed or average per claim values in setting reserve estimates.  In addition, due to the relatively small number of claims and the average cost per claim, any change in trend determined with regard to any of the ultimate values assumed for these factors may be expected to result in a significant change in the reserve estimates.  Also, given the size of our loss and LAE reserves, virtually any change in the level of carried reserves will be material to results of operations and may be material to our financial position.  For example, a 1% increase or decrease in carried reserves, net of reinsurance, as of June 30, 2004, would result in an after-tax reduction or addition in reported income of approximately $1.8 million ($2.9 million before income taxes), which would comprise 13% of FPIC’s consolidated net income for the six months ended June 30, 2004.

The decrease in premiums paid in advance and unprocessed premiums reflects the number of policy renewals that fall on January 1.  As a result of this renewal period, paid in advance premiums are typically higher as of December 31 of each year.

Stock Repurchase Plans

Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate.  We did not repurchase any shares during the second quarter of 2004 and a total of 365,500 shares remain available to be repurchased under the program.  Under certain circumstances, limitations may be placed on FPIC’s ability to purchase its capital stock by the terms of agreements relating to its junior subordinated debentures.  For information regarding these limitations, refer to Note 5, Long Term Debt, to the accompanying condensed consolidated financial statements, or Note 13, Long Term Debt, Revolving Credit Facility and Term Loan, to the consolidated financial statements in our most recently filed Form 10-K.  For additional information, see also the discussion of Liquidity and Capital Resources, below.

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

Net Cash Provided By Operating Activities

As reported in the condensed consolidated statement of cash flows, net cash provided by operating activities was $4.2 million for the six months ended June 30, 2004 compared with net cash provided by operating activities of  $27.0 million for the six months ended June 30, 2003.  The decrease in cash provided by operating activities for the six months ended June 30, 2004 can be attributed to an increase in paid losses and LAE relative to amounts paid in the first six months of 2003.  Paid losses and LAE during the first six months of 2004 were proportionately higher relative to premiums written and collected primarily as the result of significant growth in the business during 2001 and 2002, and taking into account the inherent time lag between that growth and subsequent development and settlements of the related claims.  We have generally moderated our level of growth in policyholders and exposures since 2002.  Also adding to higher paid losses and LAE were several reinsured claims that were settled in the second quarter of 2004, but for which the related reinsurance recoveries had not yet been received as of June 30, 2004.

At June 30, 2004, we had cash and invested assets of $615.6 million and held fixed maturity debt securities with a fair value of approximately $13.2 million with scheduled maturities during the next twelve months.  We believe that our cash and invested assets as of June 30, 2004, combined with expected cash flows from operating activities for the remainder of the year and the scheduled maturities of investments during the next twelve months, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

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

Furthermore, liquidity and capital risks can come about as the result of the broader business and financial risks facing us, including the uncertainties and factors disclosed in the “Safe Harbor Disclosure”.  Many, if not most, of these types of uncertainties, could have a corresponding and materially negative effect on our liquidity and capital resources, as well as our financial condition and results of operations.  In order to compensate for such risk, we:

1.	Maintain what management considers to be adequate capital and reinsurance;

2.	Monitor our reserves and regularly perform actuarial reviews of loss and LAE reserves; and

3.	Attempt to maintain adequate asset diversification and liquidity (by managing our cash flow from operations coupled with the maturities from our fixed income portfolio investments).

Long Term Debt

FPIC’s long term debt includes junior subordinated debentures and senior notes, which are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 5.02% to 5.51% as of June 30, 2004).  The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%.  We have also purchased hedging instruments, as described below, designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.

Indenture agreements relating to FPIC’s junior subordinated debentures and trust preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank equal in standing with, or junior in interest to, capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.

Issuance costs for all three offerings in the aggregate amount of approximately $1.4 million were capitalized and will be amortized over their respective stated maturity periods of thirty years.  In addition, hedge agreements were purchased that effectively place floors and caps on the three-month LIBOR floating interest of approximately 1.00% to 1.20% and 4.40% to 4.65%, respectively, on notional principal corresponding with the principal amounts of each offering, for 5 years from issuance.  These instruments will effectively serve to hedge our total floating interest rate borrowing costs under the securities to within a range of 4.85% to 8.60% for five years, at which time we have the right to call the securities.  The initial costs of the hedge instruments acquired for this purpose of $1.1 million, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods.

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

Item 4. Controls and Procedures

(a)

An evaluation of FPIC’s controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)), was completed as of June 30, 2004 by FPIC’s Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.

(b)

There have been no significant changes in FPIC’s internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the last quarter and that have materially affected, or are reasonably likely to materially affect, FPIC’s internal controls over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings – None

Item 2.  Changes in Securities and Use of Proceeds

For information on our issuer repurchase program, see the MD&A section, “Stock Repurchase Plans”, on page 32.

Item 3.  Defaults Upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders (the “Meeting”) was held on June 2, 2004. At the Meeting, the following items were passed by the votes shown.

I.	Directors Elected at the Meeting:	For	Against	Withheld

	John K. Anderson, Jr.	7,596,224	—	463,723
	M.C. Harden, III	7,661,977	—	397,970
	John G. Rich, Esq.	7,582,956	—	476,991
	Joan D. Ruffier	7,582,059	—	477,888

Incumbent Directors continuing after the Meeting:

Richard J. Bagby, M.D.	Terence P. McCoy, M.D.
Robert O. Baratta, M.D.	Guy T. Selander, M.D.
John R. Byers	David M. Shapiro, M.D.
Kenneth M. Kirschner	James G. White, M.D.

II.	Approval of First 2004 Amendment to	For	Against	Abstain	Broker non-vote

	Director Stock Option Plan	2,418,101	1,478,279	43,288	4,120,279

Section 5.1 of the Plan shall be amended to read as follows:

“5.1 The aggregate number of shares that may be issued under options granted pursuant to the Plan shall not exceed 915,000 shares.”

III.	Approval of Second 2004 Amendment to	For	Against	Abstain	Broker non-vote

	Director Stock Option Plan	2,631,206	1,260,076	48,386	4,120,279

Section 4.1 of the Plan shall be amended to read as follows:

“4.1 Each Optionee shall be a Director of the Company or a Director of First Professionals Insurance Company, Inc., who is not also a director of the Company.”

IV.	Approval of 2004 Amendment to	For	Against	Abstain	Broker non-vote

	Omnibus Incentive Plan	2,360,270	1,529,116	50,282	4,120,279

Section 4.1 of the Plan shall be amended to read as follows:

“4.1 The aggregate number of Shares that may be issued under options granted pursuant to the Plan shall not exceed 2,663,000 shares.”

V.	Approval of First 2004 Amendment to	For	Against	Abstain	Broker non-vote

	Employee Stock Purchase Plan	3,117,265	781,379	41,024	4,120,279

Section 3.1 of the Plan shall be amended to read as follows:

“3.1 Subject to Sections 3.2 and 3.3, the maximum number of Shares that may be issued upon the exercise of Options granted herein shall not exceed 320,000 shares.”

Item 5.  Other Information

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

10(xxx)

Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2004, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company

10(yyy)

Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2004, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company

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

Reports on Form 8-K:

On May 10, 2004, FPIC furnished a Form 8-K notifying the SEC that FPIC issued an earnings press release announcing selected financial data concerning first quarter 2004 unaudited consolidated results of operations and financial condition presented in accordance with accounting principles generally accepted in the United States of America.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2004	FPIC Insurance Group, Inc.
/s/ Kim D. Thorpe

Kim D. Thorpe, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)