Form 10-Q
period 2004-09-30
FPIC INSURANCE GROUP INC
filed 2004-11-08
CIK 1010247

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________to ___________.

Commission file number 1-11983

FPIC Insurance Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, Florida 32202
(Address of Principal Executive Offices) (Zip Code)

(904) 354-2482
(Registrant's Telephone Number, Including Area Code)

www.fpic.com
(Registrant's Internet Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒    No ☐

As of October 29, 2004, there were 10,022,034 shares of the registrant's common stock outstanding.

FPIC Insurance Group, Inc.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Financial Position
As of September 30, 2004 and December 31, 2003
(in thousands, except common share data)

	(unaudited)
	Sept 30, 2004	Dec 31, 2003
Assets
Cash and cash equivalents	$102,838	85,064
Bonds and U.S. Government securities, available for sale	551,284	528,647
Equity securities, available for sale	10	9
Other invested assets (Includes related party amounts of $0 and $788 - Note 11)	3,583	4,774
Real estate, net	3,946	4,207
Total cash and investments	661,661	622,701

Premiums receivable, net (Includes related party amounts of $5,385 and $8,608 - Note 11)	106,766	101,262
Accrued investment income	6,806	6,153
Reinsurance recoverable on paid losses (Includes related party amounts of $3,234 and $2,738 - Note 11)	21,973	15,950
Due from reinsurers on unpaid losses and advance premiums (Includes related party amounts of $90,286 and $82,474 - Note 11)	308,761	275,766
Ceded unearned premiums (Includes related party amounts of $6,376 and $16,486 - Note 11)	50,146	71,435
Property and equipment, net	5,780	5,248
Deferred policy acquisition costs (Includes related party amounts of $2,969 and $3,500 - Note 11)	10,434	6,209
Deferred income taxes	35,150	34,819
Prepaid expenses	3,508	3,225
Goodwill	18,870	18,870
Intangible assets	616	782
Federal income tax receivable	503	2,179
Other assets (Includes related party amounts of $6,570 and $4,171 - Note 11)	24,048	18,157
Total assets	$1,255,022	1,182,756

Liabilities and Shareholders' Equity
Losses and loss adjustment expenses (Includes related party amounts of $24,185 and $20,555 - Note 11)	$606,331	574,529
Unearned premiums (Includes related party amounts of $45,923 and $47,240 - Note 11)	192,642	177,435
Reinsurance payable (Includes related party amounts of $10,533 and $11,761 - Note 11)	139,914	137,708
Paid in advance and unprocessed premiums	5,505	11,766
Long term debt	46,083	46,083
Deferred credit, related party (Note 11)	7,020	7,729
Deferred ceding commission	3,267	3,126
Accrued expenses and other liabilities (Includes related party amounts of $927 and $1,030 - Note 11)	44,951	37,723
Total liabilities	1,045,713	996,099

Commitments and contingencies (Note 7)

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,022,034 and 9,770,843 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,002	977
Additional paid-in capital	46,376	43,705
Accumulated other comprehensive income, net	3,237	4,276
Retained earnings	158,694	137,699
Total shareholders' equity	209,309	186,657
Total liabilities and shareholders' equity	$1,255,022	1,182,756

See accompanying notes to the condensed consolidated financial statements.
3

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2004 and 2003
(in thousands, except per common share data)

	(unaudited)
	Three Months Ended		Nine Months Ended
Revenues	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net premiums earned (Note 11)	$38,873	40,895	105,552	101,674
Claims administration and management fees (Note 11)	13,810	10,760	38,598	28,523
Net investment income	5,039	4,680	15,224	13,902
Commission income	2,741	2,192	6,882	6,565
Net realized investment (losses) gains (Note 2)	(110)	1,286	3,363	1,942
Finance charges and other income (Note 11)	302	279	664	757
Total revenues	60,655	60,092	170,283	153,363

Expenses
Net losses and loss adjustment expenses (Note 11)	32,801	36,985	89,434	93,285
Other underwriting expenses (Note 11)	3,601	3,168	9,447	7,814
Claims administration and management expenses	9,704	8,668	30,214	25,182
Interest expense on debt	656	907	1,852	4,507
Other expenses (Note 11)	2,064	1,704	5,977	4,203
Total expenses	48,826	51,432	136,924	134,991

Income from operations before income taxes	11,829	8,660	33,359	18,372
Less: Income tax expense	4,300	3,279	12,364	6,733
Net income	$7,529	5,381	20,995	11,639

Basic earnings per common share	$0.75	0.57	2.11	1.23

Diluted earnings per common share	$0.72	0.55	2.00	1.22

Basic weighted average common shares outstanding	10,003	9,493	9,954	9,443

Diluted weighted average common shares outstanding	10,522	9,831	10,502	9,578

Comprehensive Income
Net income	$7,529	5,381	20,995	11,639
Other comprehensive income (loss):
Minimum pension liability adjustment, net	—	—	(392)	—
Unrealized holding gains (losses) on debt and equity securities and other invested assets	12,835	(4,909)	(497)	(1,080)
Unrealized holding (losses) gains and amortization on derivative financial instruments	(442)	543	(506)	740
Settlement of derivative financial instruments	—	—	—	1,609
Income tax (expense) benefit related to unrealized gains and losses	(4,723)	1,666	356	(529)
Other comprehensive income (loss)	7,670	(2,700)	(1,039)	740
Comprehensive income	$15,199	2,681	19,956	12,379

See accompanying notes to the condensed consolidated financial statements.
4

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2004 and the Year Ended December 31, 2003
(in thousands)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Income	Earnings	Total
Balances at December 31, 2002	$939	38,322	5,525	121,127	165,913

Net income	—	—	—	16,572	16,572
Minimum pension liability adjustment, net	—	—	(140)	—	(140)
Unrealized loss on debt and equity securities and other invested assets, net	—	—	(2,835)	—	(2,835)
Unrealized gain on derivative financial instruments, net	—	—	486	—	486
Settlement of derivative financial instrument, net	—	—	1,532	—	1,532
Amortization of unrealized loss on derivative financial instruments	—	—	(292)	—	(292)
Issuance of shares	38	4,385	—	—	4,423
Income tax reductions relating to exercise of stock options	—	998	—	—	998
Balances at December 31, 2003	$977	43,705	4,276	137,699	186,657

Net income	—	—	—	20,995	20,995
Minimum pension liability adjustment, net	—	—	(392)	—	(392)
Unrealized loss on debt and equity securities and other invested assets, net	—	—	(336)	—	(336)
Unrealized loss on derivative financial instruments, net	—	—	(311)	—	(311)
Issuance of shares	25	2,563	—	—	2,588
Income tax reductions relating to exercise of stock options	—	108	—	—	108
Balances at September 30, 2004 (unaudited)	$1,002	46,376	3,237	158,694	209,309

See accompanying notes to the condensed consolidated financial statements.
5

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(in thousands)
	(unaudited)
	Nine Months Ended
	Sept 30, 2004	Sept 30, 2003
Cash Flows from Operating Activities:
Net income	$20,995	11,639
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	2,660	(425)
Net realized gains on investments	(3,363)	(1,942)
Net losses from other invested assets	118	42
Bad debt expense	8	4
Net realized losses on sale of property and equipment	100	—
Deferred income tax expense (benefit)	301	(1,201)
Other changes in assets and liabilities:
Premiums receivable, net	(5,511)	(11,213)
Accrued investment income	(653)	299
Reinsurance assets	(17,729)	(72,855)
Deferred policy acquisition costs	(10,096)	(4,035)
Federal income taxes	1,784	(1,912)
Losses and loss adjustment expenses	31,802	87,468
Unearned premiums	15,207	20,542
Reinsurance payable	2,206	30,016
Paid in advance and unprocessed premiums	(6,261)	(9,994)
Deferred ceding commission	9,553	6,229
Prepaid expenses, other assets, and accrued expenses and other liabilities	(7,020)	(3,372)
Net cash provided by operating activities	34,101	49,290

Cash Flows from Investing Activities:
Proceeds from sale or maturity of bonds and U.S. Government securities	400,259	427,938
Purchase of bonds and U.S. Government securities	(419,246)	(458,094)
Proceeds from sale of other invested assets	2,601	313
Proceeds from sale of real estate investments	42	291
Purchase of real estate investments	(4)	(168)
Proceeds from sale of property and equipment	—	3
Purchase of property and equipment	(2,567)	(3,005)
Net cash used in investing activities	(18,915)	(32,722)

Cash Flows from Financing Activities:
Proceeds from issuance of long term debt	—	30,000
Payment of revolving credit facility and term loan	—	(27,708)
Purchase of derivative financial instruments	—	(595)
Settlement of derivative financial instruments	—	(1,609)
Issuance of common stock	2,588	1,350
Net cash provided by financing activities	2,588	1,438

Net increase in cash and cash equivalents	17,774	18,006
Cash and cash equivalents at beginning of period	85,064	86,589
Cash and cash equivalents at end of period	$102,838	104,595

Supplemental Disclosure of Cash Flow Information:
Interest paid on debt	$1,841	2,778
Federal income taxes paid	$8,100	9,200
Federal income tax refunds received	$—	346

Supplemental Disclosure of Noncash Investing Activities:
Due to broker on unsettled investment trades, net	$(6,456)	(4,824)

See accompanying notes to the condensed consolidated financial statements.
6

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

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

New Subsidiary
Effective July 1, 2004, operations of Administrators For The Professions, Inc.’s (“AFP”) wholly owned subsidiary, Physicians Reciprocal Managers, Inc. (“PRM”), commenced as the administrator and attorney-in-fact of Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”). PaPRI is an insurance exchange domiciled in Pennsylvania. It was formed to take the place of the unrelated fronting carrier that has underwritten, and ceded as reinsurance to PRI, medical professional liability insurance program business in Pennsylvania. PaPRI commenced underwriting the Pennsylvania program business effective July 1, 2004. PaPRI is not a subsidiary of PRM, AFP or FPIC. As an insurance exchange, the organization of PaPRI is similar to that of a mutual insurance company. PaPRI is also not a subsidiary of PRI, but has received its initial capitalization in the form of a subordinated surplus note from PRI. For additional information about PRM and PaPRI, refer to Note 11, Related Party Transactions.

Stock-Based Compensation
FPIC has elected to adopt Statement of Financial Accounting Standards No. (“FAS”) 123, “Accounting for Stock-Based Compensation” on a disclosure basis only and measure stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” using intrinsic values with appropriate disclosures under the fair value based method as required by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Generally, the exercise price for stock options granted to an employee equals the fair market value of FPIC common stock at the date of grant, thereby resulting in no recognition of compensation expense.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income and basic and diluted earnings per common share would have been impacted as follows:

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Pro Forma Net Income:
Net income, as reported	$7,529	5,381	20,995	11,639
Stock-based compensation expense determined
under fair value based method, net of income taxes	(318)	(245)	(914)	(802)
Pro forma net income	$7,211	5,136	20,081	10,837

Basic Earnings Per Common Share:
Net income, as reported	$0.75	0.57	2.11	1.23
Stock-based compensation expense determined
under fair value based method, net of income taxes	(0.03)	(0.03)	(0.09)	(0.08)
Pro forma net income	$0.72	0.54	2.02	1.15

Diluted Earnings Per Common Share:
Net income, as reported	$0.72	0.55	2.00	1.22
Stock-based compensation expense determined
under fair value based method, net of income taxes	(0.03)	(0.02)	(0.09)	(0.08)
Pro forma net income	$0.69	0.53	1.91	1.14

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

	Proceeds from	Gross realized	Gross realized
	sales and	gains on	losses on
For the Nine Months Ended:	maturities	sales	sales
Sept 30, 2004	$400,259	5,153	3,127
Sept 30, 2003	$427,938	9,484	2,844

Amortized Cost of Investments in Bonds and U.S. Government and Equity Securities:
As of Sept 30, 2004	$545,489
As of Dec 31, 2003	$522,159

Net realized investment gains on all investments reported for the nine months ended September 30, 2004 and 2003 totaled $3,363 and $1,942, respectively. In addition to the gains and losses on sales of securities summarized in the table above, net realized investment gains for the nine months ended September 30, 2004 and 2003 included gains of $4 and $201, respectively, on the sale of real estate. During the second quarter of 2004, we sold an investment in a limited partnership for $2,309 and realized a gain of $2,120, which is also included in our net realized investment gains for the nine months ended September 30, 2004. Also included in net realized investment gains for the nine months ended September 30, 2004 and 2003 are losses of $787 and $4,899, respectively, resulting from the recognition of other-than-temporary-impairments of private equity holdings included in our other invested assets.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

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

Reference is made to Note 2, Significant Accounting Policies, and Note 9, Goodwill, to the consolidated financial statements included in our most recently filed Form 10-K, which include additional information about our accounting for goodwill.

4.   Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred for the three and nine months ended September 30, 2004 and 2003 are presented in the table below.

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Direct and assumed premiums written	$77,179	87,808	252,884	276,738
Ceded premiums written	(12,061)	(41,184)	(110,835)	(155,247)
Net premiums written	$65,118	46,624	142,049	121,491

Direct and assumed premiums earned	$76,929	88,519	237,676	256,195
Ceded premiums earned	(38,056)	(47,624)	(132,124)	(154,521)
Net premiums earned	$38,873	40,895	105,552	101,674

Losses and LAE incurred	$55,689	68,319	181,974	200,753
Reinsurance recoverable	(22,888)	(31,334)	(92,540)	(107,468)
Net losses and LAE incurred	$32,801	36,985	89,434	93,285

We renewed our excess of loss reinsurance program, effective January 1, 2004. The structure and coverage of such agreements are generally similar to those of our 2003 excess of loss reinsurance program as reported in our most recently filed Form 10-K. Based on analysis of our exposure to extra-contractual obligations and claims in excess of policy limits (“ECO/XPL”), we elected not to renew the supplemental awards made ECO/XPL reinsurance that we had carried in addition to the ECO/XPL coverage already included as part of our primary excess of loss reinsurance program. Therefore, this additional layer of excess reinsurance is no longer in effect after April 27, 2004 and we now retain this excess risk.

We have terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004. With this termination, business is no longer ceded under the agreement beginning with business written and renewed in the third quarter of 2004. The business already ceded through June 30, 2004, will continue to be subject to the agreement and will go into run-off.

Reference is made to Note 11, Related Party Transactions, to the condensed consolidated financial statements included in this quarterly report for the period ended September 30, 2004, and to Note 12, Reinsurance, and Note 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K, which include additional information regarding reinsurance involving related parties.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

5.   Long Term Debt
FPIC’s long term debt includes junior subordinated debentures and senior notes, which are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 5.52% to 5.99% as of September 30, 2004). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. For additional information on FPIC’s hedging instruments and interest costs, see the discussion under Note 6, Derivative Financial Instruments.

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

6.   Derivative Financial Instruments
As of September 30, 2004, FPIC had four interest rate collars. The collars are designed to maintain FPIC’s ultimate interest costs on its junior subordinated debentures and senior notes to within specified interest ranges for five years from the closing date of the issuance of those liabilities. The initial costs of the hedging instruments acquired for this purpose of $1,134, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods. Reference is made to Note 14, Derivative Financial Instruments, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our interest risk management strategy and the effect of this strategy on FPIC’s consolidated financial statements.

The interest rate collars and terms as of September 30, 2004 are presented below with their corresponding effects on the floating rate interest costs associated with the junior subordinated debentures and senior notes.

Notional	Maturity	LIBOR	LIBOR	Floor	Cap
Amount	Date	Floor (1)	Cap (1)	Rate	Rate
$ 15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$ 5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%
(1) Based on three-month LIBOR

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

7.  Commitments and Contingencies
FPIC’s insurance subsidiaries from time to time become subject to claims for extra contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  FPIC has evaluated such exposures as of September 30, 2004, and believes its positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  FPIC currently maintains insurance for such occurrences in the form of a component of its ceded reinsurance, which serves to mitigate exposure to such claims.  Such coverage would not apply to future bad faith actions, if any, arising from medical professional liability claims reported prior to 2000. In addition, multiple claims for extra contractual obligations on one or more large claims in a single year could result in potential exposure materially in excess of insurance coverage or in increased costs of such insurance coverage.

First Professionals Insurance Company, Inc. (“First Professionals”) had one bad faith action associated with a claim that arose from a 1993 incident for which no excess reinsurance coverage was in place. A settlement agreement for this action was entered into during October 2004. No additional net charge or increase in First Professionals’ incurred losses or aggregate reserves for losses was required as a result of the settlement.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of September 30, 2004, and in all cases believes its positions and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

FPIC’s insurance subsidiaries are subject to assessment by the guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

While management has evaluated the incidents and circumstances surrounding the above-mentioned asserted or unasserted legal claims and assessments of which it is aware and believes that these will not have materially adverse effects on FPIC beyond amounts already recognized and accrued, there can be no absolute assurance as to their ultimate outcomes.

Management Agreement Between AFP and PRI
The management agreement between our subsidiary, AFP, and PRI, the New York insurance reciprocal managed by AFP, was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. With regard to profit sharing amounts already earned and collected, AFP has agreed to hold the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on the subsequent redetermination of loss and LAE reserves for those years and related adjustments, if any, to PRI’s statutory net income previously reported for such years. AFP earned and collected profit sharing amounts under the original agreement totaling $3,584 for the three years ended December 31, 2001. As of September 30, 2004, no amounts were payable under this provision of the amended management agreement. Reference is made to Note 16, Commitments and Contingencies, and Note 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K for additional information regarding the management agreement with PRI. Also, FPIC has issued an irrevocable letter of credit in the amount of $500 as collateral under the operating lease for the building occupied by AFP and PRI in Manhasset, New York.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

8.   Reconciliation of Basic and Diluted Earnings Per Common Share
Data with respect to FPIC’s basic and diluted earnings per common share are shown below.

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net income	$7,529	5,381	20,995	11,639

Basic earnings per common share	$0.75	0.57	2.11	1.23

Diluted earnings per common share	$0.72	0.55	2.00	1.22

Basic weighted average shares outstanding	10,003	9,493	9,954	9,443
Common stock equivalents	519	338	548	135
Diluted weighted average shares outstanding	10,522	9,831	10,502	9,578

9.   Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our two defined benefit plans, our excess benefit plan and our supplemental executive retirement plan for the nine months ended September 30, 2004 and 2003 are summarized in the table below.

	Nine Months Ended
	Sept 30, 2004	Sept 30, 2003
Service cost of benefits earned during the period	$1,602	1,125
Interest cost on projected benefit obligation	1,038	821
Expected return on plan assets	(694)	(497)
Recognized net actuarial loss	59	35
Net amortization and deferral	851	519
Net periodic pension cost	$2,856	2,003

FPIC and its subsidiaries have made contributions for 2004 totaling $3,256 to their employee post-retirement plans as of September 30, 2004. We currently anticipate contributing an additional $767 to our employee post-retirement plans during the remainder of 2004 for total contributions during 2004 of $4,023.

Reference is made to Note 19, Employee Benefit Plans, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our employee benefit plans.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

10. Segment Information
The accounting policies of FPIC’s segments are also those described in the summary of significant accounting policies found in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our most recently filed Form 10-K. We evaluate a segment’s performance based on net income or loss and account for intersegment sales and transfers, which are eliminated in the condensed consolidated financial statements, as if the sales or transfers were to a third party. Holding company operations are included within the insurance segment due to its size and prominence and the substantial attention devoted to the segment. Management believes that intersegment revenues associated with transactions between the segments would be reasonably approximate with similar products or services that may have been obtained from or provided to unrelated third parties. All segments are managed separately because each respective business is distinct in terms of markets served, products and services, technology and required business resources and strategies.

Selected financial information by segment is summarized in the tables below.

	As of
	Sept 30, 2004	Dec 31, 2003
Identifiable Assets:
Insurance	$1,211,461	1,139,279
Reciprocal management	42,183	39,634
Third party administration	5,649	5,995
Intersegment eliminations	(4,271)	(2,152)
Total assets	$1,255,022	1,182,756

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Total Revenues:
Insurance	$44,956	47,597	127,322	119,466
Reciprocal management	13,471	10,620	36,280	26,460
Third party administration	4,237	4,210	12,331	12,349
Intersegment eliminations	(2,009)	(2,335)	(5,650)	(4,912)
Total revenues	$60,655	60,092	170,283	153,363

Net Income:
Insurance	$3,478	2,001	11,589	4,276
Reciprocal management	3,708	3,032	8,740	6,576
Third party administration	343	348	666	787
Net income	$7,529	5,381	20,995	11,639

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

11. Related Party Transactions
Following are summaries of the related party transactions of FPIC and its consolidated subsidiaries included in the condensed consolidated statements of financial position as of September 30, 2004 and December 31, 2003, and the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2004 and 2003. Credit balances are presented parenthetically.

	As of
	Sept 30, 2004	Dec 31, 2003
Statements of Financial Position:
Other invested assets	$—	788
Premiums receivable	$5,385	8,608
Reinsurance recoverable on paid losses	$3,234	2,738
Reinsurance recoverable on unpaid losses and advance premiums	$12,280	12,012
Reinsurance recoverable on unpaid losses and advance premiums, fronting arrangements (1)	$78,006	70,462
Ceded unearned premiums	$255	3,638
Ceded unearned premiums, fronting arrangements (2)	$6,121	12,848
Deferred policy acquisition costs	$2,969	4,035
Deferred policy acquisition costs, fronting arrangements	$—	(535)
Other assets	$6,570	4,171
Liability for losses and LAE	$(24,185)	(20,555)
Unearned premiums	$(45,923)	(47,240)
Reinsurance payable	$(34)	(23)
Reinsurance payable, fronting arrangements	$(10,499)	(11,738)
Deferred credit	$(7,020)	(7,729)
Accrued expenses and other liabilities	$(927)	(1,030)

(1)  Corresponding direct liabilities for losses and LAE to unrelated parties under fronting arrangements were ($78,971) and ($71,620) as of September 30, 2004 and December 31, 2003, respectively.
(2)  Corresponding direct unearned premiums from unrelated parties under fronting arrangements were ($6,697) and ($12,848) as of September 30, 2004 and December 31, 2003, respectively.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Statements of Income and Comprehensive Income:
Net premiums earned	$(281)	(42)	(3,028)	(1,418)
Net premiums earned, fronting arrangements (1)	$8,241	11,837	30,469	34,700
Claims administration and management fees	$(10,389)	(7,256)	(27,881)	(17,762)
Finance charge and other income	$—	(25)	—	(50)
Net losses and LAE	$134	1,240	647	994
Net losses and LAE, fronting arrangements (2)	$(1,871)	(9,858)	(21,696)	(27,759)
Other underwriting expenses	$(115)	771	473	2,461
Other underwriting expenses, fronting arrangements	$(1,358)	(1,596)	(4,598)	(4,870)
Other expenses	$53	53	160	160

(1)	Corresponding direct premiums earned from unrelated parties under fronting arrangements were ($8,620) and ($11,837) for the three months ended September 30, 2004 and 2003, respectively; and ($32,230) and ($34,698) for the nine months ended September 30, 2004 and 2003, respectively.
(2)	Corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $1,875 and $9,879 for the three months ended September 30, 2004 and 2003, respectively; and $21,752 and $27,780 for the nine months ended September 30, 2004 and 2003, respectively.

Reference is made to Note 22, Related Party Transactions, to the consolidated financial statements included in our most recently filed Form 10-K, which includes additional information regarding our related party transactions, and to the information that follows.

2004 Activity
As explained in Note 1, Organization and Basis of Presentation, AFP’s wholly owned subsidiary, PRM, and PaPRI, an insurance exchange for which PRM acts as manager and attorney-in-fact, commenced operations effective July 1, 2004. PaPRI is not a subsidiary of PRM, AFP or FPIC. As an insurance exchange, the organization of PaPRI is similar to that of a mutual insurance company. PaPRI is also not a subsidiary of PRI, but has received its initial capitalization in the form of a subordinated surplus note from PRI.

PaPRI has taken the place of the unrelated fronting insurance carrier on the Pennsylvania program business, which is brokered by PMA, and cedes 100% of its business in the form of reinsurance ceded to PRI. PRM management fees were $256 for the three months ended September 30, 2004. Direct premiums written by PaPRI during the three months ended September 30, 2004 were $1,220.

Effective June 30, 2004, we terminated the remaining fronting program with APAL (SPC) Ltd. and placed the existing fronted business and ceded reinsurance into run-off.

First Professionals and PRI elected not to renew their excess of loss reinsurance treaty effective July 1, 2004. Under the treaty, First Professionals reinsured PRI for policies with limits of $1.0 million in excess of $1.3 million. Assumed premiums earned under the treaty were $6,322 for the first six months of 2004 and $10,000 for the year ended December 31, 2003.

FPIC Insurance Group, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (in thousands, except as noted) (unaudited)

2003 Activity
As of December 31, 2003, the management agreement with APA Management, Inc. and the consulting agreement with Consulting Group of APA, Inc. had expired. Included in our 2003 results are expenses incurred with regard to these agreements that did not occur during the three and nine months ended September 30, 2004.

During October 2003 we sold our 20% investment in APS Insurance Services, Inc. (“APS”) to the majority shareholder. APS served as the exclusive management company for American Physicians Insurance Exchange (“APIE”), a Texas medical professional liability insurance exchange, with which we had also engaged in a fronting program. The fronting program with APIE expired December 31, 2002, at which time we ceased writing business for APIE on our policy forms and placed the existing business in run-off.

12. New Accounting Pronouncements
FAS 132 (revised 2003), “Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106,” revises employers' disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by FAS 87, “Employers’ Accounting for Pensions,” FAS 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and FAS 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.” FAS 132 (revised 2003) retains the former disclosure requirements contained in FAS 132, “Employers' Disclosures about Pensions and Other Postretirement Benefits,” and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The information is required to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by FAS 132 (revised 2003) are effective for interim periods beginning after December 15, 2003 and are presented in Note 9, Employee Benefit Plans.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
For purposes of this management discussion and analysis, the term "FPIC" refers to FPIC Insurance Group, Inc. and subsidiaries. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004.

Safe Harbor Disclosure
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements can be identified by such words as, but are not limited to, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” “foresee,” “hope,” “should,” “will,” “will likely result” or “will continue” and other similar expressions. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from such statements. These risks, uncertainties and other factors that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

i)	Risks factors, including the effect on reserves and underwriting results, associated with changing market conditions that result from fluctuating cyclical patterns of the property and casualty insurance business;
ii)	The uncertainties of the loss reserving process;
iii)	The occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;
iv)	The impact of surplus constraints on growth;
v)	The competitive environment in which we operate, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;
vi)	The actual amount of new and renewal business;
vii)	Business risks that result from our size and geographic concentration;
viii)	Developments in reinsurance markets that could affect our reinsurance programs;
ix)	The ability to collect reinsurance recoverables;
x)	The dependence of our reciprocal management segment upon a single major customer, Physicians’ Reciprocal Insurers (“PRI”), for its revenue and consequently, the effects of premium rate adequacy, claims experience, policyholder retention, and PRI’s overall financial position on its ability to maintain or grow its premium base;
xi)	Developments in global financial markets that could affect our investment portfolio and financing plans;
xii)	Risk factors associated with the impact of rising interest rates on the market value of our investments;
xiii)	Risk factors associated with the impact of rising interest rates on our interest costs associated with our long term debt;
xiv)	Adverse changes in securities markets;
xv)	Rates, including rates on excess policies, being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
xvi)	Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);
xvii)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;
xviii)	Business and financial risks associated with the unpredictability of court decisions;
xix)	The loss of the services of any of our executive officers;
xx)	Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize deferred acquisition costs, deferred tax assets, goodwill and other deferred or intangible assets;
xxi)	General economic conditions, either nationally or in our market areas, that are worse than expected;

xxii)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf; and

other risk factors discussed elsewhere within this Form 10-Q for the quarter ended September 30, 2004, our Form 10-Q’s for the quarters ended March 31, 2004 and June 30, 2004, filed with the SEC on May 10, 2004 and August 6, 2004, respectively; and our Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the liability for loss and loss adjustment expense (“LAE”) and related reinsurance assets, the carrying amounts or potential impairments of certain assets, and loss contingencies. We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances. Of necessity, such evaluations may be less in scope for purposes of preparing interim financial statements; for example, we do not perform a complete reserve study every quarter, and instead, rely on other analytical procedures. The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Liability for Losses and LAE
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is the largest liability of FPIC and the financial statement item most sensitive to estimation and judgment. Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $585.6 million and $549.8 million, or 97% and 96%, of our total consolidated liability for losses and LAE as of September 30, 2004 and December 31, 2003, respectively. The remainder of our reserves represents other smaller lines and products.

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

These factors, in turn, can be affected by the judicial environment and tort-related trends over time. It is also important to note that one or more of the actuarial methods used by us do not rely on specific assumptions for these factors; rather, these assumptions are developed as a by-product of the application of the methods, which may then be monitored and factored into the final judgmental considerations of the selection of the point estimate and range of reasonable values around the point estimate from among the methods. All of the above-mentioned factors individually can and will generally vary from one period to the next but are estimated to approximate their ultimate values over time in setting reserve estimates.

In addition, due to the relatively small number of claims and the average cost per claim, any change in the trends assumed in the ultimate values for these factors may be expected to result in a significant change in the reserve estimates. Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position. As an example, a 1% increase or decrease in carried reserves, net of reinsurance, as of September 30, 2004, would result in an after-tax reduction or addition in reported net income of $1.8 million, or 24% and 9% of our consolidated net income for the three months and nine months ended September 30, 2004, respectively. Our most recent detailed actuarial studies of loss and LAE reserves were performed as of December 31, 2003. The implied actuarial range of reasonable loss and LAE reserves, net of related reinsurance assets, determined was $276.4 million to $321.2 million, or approximately 15% of our carried reserves, net of related reinsurance assets, of $298.8 million as of December 31, 2003. Thus, our results of operations and financial position are very sensitive to our reserve estimates and judgments, in addition to the performance of the business itself.

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

Goodwill and Intangible Assets
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. (“FAS”) 142, “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized through charges to income, but continue to be subject to annual (or under certain circumstances more frequent) impairment testing based on estimated fair values.

We have obtained independent appraisals annually since the adoption of FAS 142, the most recent of which was performed as of December 31, 2003, which indicates that our goodwill and other intangible assets are fully recoverable. Our remaining goodwill and intangible assets of $19.5 million will continue to be subject to impairment testing through independent appraisal or otherwise at least annually, and potentially more often should a triggering event occur. A triggering event under FAS 142 might include, but is not limited to, such things as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

Investments
Our invested assets comprise our largest single asset class and consist mostly of investment securities in the form of fixed income investments in bonds and notes. Our fixed income investment securities are carried at their market values and accounted for $551.3 million and $528.6 million, or 83% and 85%, respectively, of our total cash and invested assets, and 44% and 45%, respectively, of our total assets as of September 30, 2004 and December 31, 2003. Unrealized gains or losses in their market values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive income.

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

Claims administration and management fee revenues include management fees of AFP and the reciprocal management segment, which are determined by contract as a percentage of PRI’s direct premiums written for the calendar year. Such management fees are estimated, billed and earned monthly based upon the estimated or re-estimated direct premiums written of PRI for the calendar year. Quarterly management fee revenues are recognized as billed as this accounting treatment reasonably approximates and accomplishes a recognition pattern that corresponds with the provision of the required services. The fees estimated and billed, which are recognized as revenue, are reduced by an estimated provision for return premiums.

See the following MD&A section for additional considerations regarding our reciprocal management segment and business with PRI and Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”).

Business with PRI and PaPRI
Administrators For The Professions, Inc. (“AFP”) has three subsidiaries, FPIC Intermediaries, Inc. (“FPIC Intermediaries”), Group Data Corporation (“Group Data”) and a recently formed subsidiary, Physicians Reciprocal Managers, Inc. (“PRM”). AFP is the administrator and attorney-in-fact for PRI. PRM is the administrator and attorney-in-fact for PaPRI. FPIC Intermediaries acts as a reinsurance broker and an intermediary for PRI and our insurance subsidiaries. Group Data acts as an agent and a broker for our internal insurance needs and for the purchase of structured settlements from time to time for settled MPL claims for PRI. The reciprocal management segment also includes FPIC’s 80% owned subsidiary Professional Medical Administrators, LLC (“PMA”), which acts as a broker, intermediary and manager of reinsurance programs for PRI’s program business in Pennsylvania, whereby PRI assumes the premiums and risks insured. PRI also owns 10% of PMA and until August 2003, our subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”), acted as the fronting carrier for PRI for the program business managed on its behalf by PMA. Since then and until June 30, 2004, PRI has used an external company to act as its fronting carrier.

Effective July 1, 2004, PRM commenced operations as the administrator and attorney-in-fact of PaPRI. PaPRI is an insurance exchange domiciled in Pennsylvania. It was formed to take the place of the unrelated fronting carrier that has underwritten, and ceded as reinsurance to PRI, medical professional liability insurance program business in Pennsylvania. PaPRI commenced underwriting the Pennsylvania program business effective July 1, 2004. PaPRI is not a subsidiary of PRM, AFP or FPIC. As an insurance exchange, the organization of PaPRI is similar to that of a mutual insurance company. PaPRI is also not a subsidiary of PRI, but has received its initial capitalization in the form of a subordinated surplus note from PRI.

PaPRI cedes 100% of the Pennsylvania program business in the form of reinsurance to PRI. PRM management fees were $0.3 million for the three months ended September 30, 2004. Direct premiums written by PaPRI during the three months ended September 30, 2004 were $1.2 million.

The financial results for these business arrangements make up our reciprocal management segment and are presented and discussed in the following applicable section of this MD&A. Additional financial information and disclosures about our reciprocal management segment and business can be found in Note 1, Organization and Nature of Operations, Note 16, Commitments and Contingencies, Note 20, Segment Information, and Note 22, Related Party Transactions, to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

Reciprocal Management Agreement
Our subsidiary, AFP, has a 10-year management agreement with PRI, under which AFP receives a management fee annually equal to 13% of PRI’s direct premiums written. The current term of the management agreement runs through December 31, 2008. Under the terms of the management agreement, AFP receives this fee in exchange for performing services necessary to conduct and manage the entire operation of PRI. Such services include all or substantially all marketing, underwriting, policy issuance, policy administration, investment management, claims handling and general and administrative functions, including human resources, accounting, financial reporting, and others, on an on-going basis over the life of the agreement. AFP is also reimbursed by PRI for certain direct expenses of PRI paid on its behalf. The expenses reimbursed by PRI are principally salaries and related payroll expenses, and overhead costs, associated with claims, legal and risk management personnel employed by AFP who work on PRI business.

See the MD&A section, Contractual Obligations, Commitments and Off-Balance Sheet Arrangements included in our annual report on Form 10-K for the year ended December 31, 2003 for a discussion and analysis of an additional commitment and related contingent liability assumed by AFP as a result of an amendment to its management agreement with PRI, effective January 1, 2002.

Reinsurance with PRI
Our insurance subsidiary, First Professionals, assumes reinsurance from PRI. Effective, July 1, 2004, PRI and First Professionals elected not to renew their assumed excess of loss reinsurance treaty. Under the treaty, First Professionals reinsured PRI for policies with limits of $1.0 million in excess of $1.3 million. Assumed premiums earned under the treaty were $6.3 million for the first six months of 2004 and $10.0 million for the year ended December 31, 2003.

As discussed above under the section “Business with PRI and PaPRI,” program business assumed by PRI in Pennsylvania was written on First Professionals’ policy forms, as fronting carrier, through July 31, 2003. Effective August 1, 2003, PRI engaged an unrelated fronting carrier for this business and, with the exception of tail coverage, no new or renewal business is being written on First Professionals’ policy forms. Effective July 1, 2004, this business is now being underwritten by PaPRI and ceded 100% to PRI.

The assumed reinsurance and former fronting fees on PRI business of First Professionals are included in the Insurance Segment and are also discussed further in the applicable sections of the MD&A and in Note 22, Related Party Transactions, to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

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

PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally. These risks include, but are not limited to, rate adequacy, capital adequacy, adverse loss experience, and the effects of changes in market interest rates that it can earn on invested assets. PRI files information with regard to its rates annually with the NYSID. PRI implemented an 8.5% rate increase effective July 1, 2003 following several years of level rates. Effective July 1, 2004, the NYSID granted an additional 7% base rate increase plus a small additional increase for premiums applicable to higher limit policies issued by PRI. The NYSID also granted, effective July 1, 2004, a 20% rate increase on policies issued by the Medical Malpractice Insurance Pool, a medical malpractice insurance pool in which PRI and other New York carriers are required to participate. Growth at PRI is also subject to surplus constraints; however, as a New York reciprocal, PRI is able to operate with lower surplus and at higher leverage ratios than non-reciprocals such as our insurance subsidiaries. PRI’s policyholders’ surplus exceeds the minimum amount required under New York insurance laws and regulations. New York insurance laws and regulations do not impose risk-adjusted capital requirements on PRI. Further, as allowed under New York insurance laws, PRI annually requests permission from the NYSID to follow the permitted practice of discounting its loss and LAE reserves.

The NYSID mandates the insurance rates PRI and other New York MPL carriers are allowed to charge their policyholders. These include the rates charged for policies in excess of $1.3 million , which were reinsured to First Professionals through June 30, 2004, and for covered extended reporting endorsements for death, disability and retirement, which have been reinsured to First Professionals. Under New York insurance statutes, the NYSID is also authorized, but not required, to surcharge PRI’s policyholders in the event it is determined that PRI’s rates were deficient in one or more prior years as a result of adverse loss development. The amount of the surcharge may be up to 8% of PRI’s policyholders’ premiums annually until such deficiency is recovered.

Despite the unique aspects of the business and regulatory environments in which PRI operates, as an MPL insurer, it is still subject to many of the same types of risks as those of other MPL and property-casualty insurers, including similar risks to many of those described under “Safe Harbor Disclosure.”

Management’s Discussion and Analysis of Results of Operations: Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003.

Overview
Net income for the three months ended September 30, 2004 was $7.5 million, or $0.72 per diluted share, an increase of 40% and 31%, respectively, when compared with net income of $5.4 million, or $0.55 per diluted share, for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $21.0 million, or $2.00 per diluted share, an increase of 80% and 64%, respectively, when compared with net income of $11.6 million, or $1.22 per diluted share, for the nine months ended September 30, 2003. Our insurance and reciprocal management segments each reported higher net income for the third quarter and first nine months of 2004 as compared with the comparable periods of 2003. Significantly improved underwriting results and lower interest costs on our long-term debt in 2004 mainly contributed to the growth in insurance segment net income. Growth in premiums written by PRI contributed to growth in reciprocal management revenues and net income.

Total revenues for the three months ended September 30, 2004 increased $0.6 million, or 1%, to $60.7 million from $60.1 million for the three months ended September 30, 2003. Total revenues were $170.3 million for the nine months ended September 30, 2004, an increase of $16.9 million, or 11%, when compared with total revenues of $153.4 million for the nine months ended September 30, 2003. The increase in total revenues for the three months ended September 30, 2004 is primarily due to higher claims administration and management fees in our reciprocal management segment associated with growth in written premiums at PRI. Increases in net premiums earned and claims administration and management fees contributed to the increase in total revenues for the nine months ended September 30, 2004. Net investment income also increased for the three and nine months ended September 30, 2004 primarily resulting from growth in our fixed income securities arising from growth in our insurance business. Net realized investment gains also increased for the nine months ended September 30, 2004.

Total expenses for the three months ended September 30, 2004 decreased $2.6 million, or 5%, to $48.8 million from $51.4 million for the three months ended September 30, 2003. Total expenses were $136.9 million for the nine months ended September 30, 2004, an increase of $1.9 million, or 1%, when compared with total expenses of $135.0 million for the nine months ended September 30, 2003. The decrease in total expenses for the third quarter of 2004 and the relatively small increase in total expenses for the first nine months of 2004 compared to total revenues are primarily the result of improved underwriting results in the form of lower net losses and LAE incurred in relation to net premiums earned. Lower borrowing costs (interest plus the costs of related hedging instruments) on our debt also contributed to lower expenses. Offsetting these lower expenses were higher claims administration and management expenses associated with growth in premiums written by PRI and the related growth in reciprocal management revenues. Other underwriting expenses increased for the first nine months primarily due to increases in expenses resulting from growth in our insurance business and lower ceding commissions from reinsurance arrangements. Net losses and LAE incurred decreased for the third quarter and first nine months of 2004 as a result of continuing improvement in underwriting and operating results in the insurance segment. Our GAAP underwriting (combined) ratio improved to 94% for the three months ended September 30, 2004 from 98% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, our GAAP underwriting (combined) ratio improved to 94% from 99% for the nine months ended September 30, 2003. Income tax expense was relatively higher for the third quarter and first nine months of 2004 compared to the same periods in 2003 due to higher taxable income. Income tax expense for the first nine months of 2004 also includes a small provision for income tax contingencies identified in a current Internal Revenue Service (“IRS”) examination.

Due to recent increases in profitability and the growing equity and statutory surplus of our insurance businesses, we terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004. With this termination, business is no longer ceded under the agreement beginning with business written and renewed in the third quarter of 2004. The business already ceded through June 30, 2004, will continue to be subject to the agreement and will go into run-off.

Insurance Segment
The insurance segment is made up of our four insurance subsidiaries, First Professionals, Anesthesiologists Professional Assurance Company (“APAC”) and The Tenere Group, Inc. companies of Intermed Insurance Company (“Intermed”) and Interlex Insurance Company (“Interlex”). Holding company operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention devoted to it.

Unaudited financial and selected other data for our insurance segment for the three and nine months ended September 30, 2004 and 2003 is summarized in the table below. Dollar amounts are in thousands.

Insurance Segment Results and Selected Other Information
	Three Months Ended			Nine Months Ended
	Sept 30, 2004	Percentage Change	Sept 30, 2003	Sept 30, 2004	Percentage Change	Sept 30, 2003

Direct and assumed premiums written	$77,179	-12%	87,808	252,884	-9%	276,738
Net premiums written	$65,118	40%	46,624	142,049	17%	121,491

Net premiums earned	$38,873	-5%	40,895	105,552	4%	101,674
Net investment income	5,002	8%	4,653	15,139	10%	13,802
Net realized investment (losses) gains	(110)	-109%	1,286	3,363	73%	1,942
Finance charges and other income	194	-25%	258	501	-28%	695
Intersegment revenues	997	97%	505	2,767	105%	1,353
Total revenues	44,956	-6%	47,597	127,322	7%	119,466

Net losses and LAE incurred	32,801	-11%	36,985	89,434	-4%	93,285
Other underwriting expense	3,601	14%	3,168	9,447	21%	7,814
Interest expense on debt	656	-28%	907	1,852	-59%	4,507
Other expenses	2,011	22%	1,651	5,818	44%	4,044
Intersegment expenses	829	-54%	1,817	2,674	-24%	3,521
Total expenses	39,898	-10%	44,528	109,225	-3%	113,171

Income from operations before income taxes	5,058	65%	3,069	18,097	187%	6,295
Less: Income tax expense	1,580	48%	1,068	6,508	222%	2,019
Net income	$3,478	74%	2,001	11,589	171%	4,276

	Three Months Ended			Nine Months Ended
	Sept 30, 2004	Percentage Change	Sept 30, 2003	Sept 30, 2004	Percentage Change	Sept 30, 2003

Selected Direct Professional Liability Claims Information:
Net paid losses and LAE on professional liability claims	$26,203	-2%	26,786	88,726	14%	77,527
Average net paid loss per professional liability claim with indemnity payment	$153	-22%	196	195	0%	195
Total professional liability claims and incidents reported during the period	495	-41%	834	1,703	-29%	2,406
Total professional liability claims with indemnity payment	62	-13%	71	251	24%	202
Total professional liability claims and incidents closed without indemnity payment	448	25%	358	1,525	20%	1,268

	As of		As of
	Sept 30, 2004	Percentage Change	Sept 30, 2003
Professional Liability Policyholders (Excludes Fronting Arrangements):
Medical professional liability policyholders	14,059	-1%	14,169
Legal professional liability policyholders	—	-100%	166
Total professional liability policyholders	14,059	-2%	14,335

Professional liability policyholders under fronting arrangements	238	-90%	2,444

Our insurance segment results include the effects of a significant net account quota share reinsurance agreement with the Hannover Re companies, which as further explained below, was terminated and placed into run-off, effective July 1, 2004. As a result of this agreement, net premiums earned, net losses and LAE incurred and other underwriting expenses were reduced by amounts ceded under the agreement of $18.6 million, $14.0 million and $5.6 million, respectively, for the three months ended September 30, 2004, and $61.1 million, $46.6 million and $18.3 million, respectively, for the nine months ended September 30, 2004. Net premiums earned, net losses and LAE incurred and other underwriting expenses were reduced by $20.7 million, $16.9 million and $5.1 million, respectively, for the three months ended September 30, 2003 and $67.2 million, $54.8 million and $17.2 million, respectively, for the nine months ended September 30, 2003 as a result of the agreement.

As a result of the Hannover Re agreement, our net underwriting margin (defined as net premiums earned less net losses and LAE incurred and other underwriting expenses) improved by $3.8 million and $4.8 million for the nine months ended September 30, 2004 and 2003, respectively. Insurance segment net income as a result of the Hannover Re agreement decreased by $0.9 million for the nine months ended September 30, 2004 and increased by $1.0 million for the nine months ended September 30, 2003. The effects of the Hannover Re agreement on the insurance segment’s net income include finance charges associated with funds withheld under the agreement of $5.3 million and $3.1 million for the nine months ended September 30, 2004 and 2003, respectively. These finance charges are included in other expenses.

Due to recent increases in profitability and the growing equity and statutory surplus of our insurance businesses, we terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004. With this termination, business is no longer ceded under the agreement beginning with business written and renewed in the third quarter of 2004. The business already ceded through June 30, 2004 will continue to be subject to the agreement and will go into run-off. As a result of the termination, net premiums written for the three and nine months ended September 30, 2004 increased by approximately $24.8 million. In comparison, ceded premiums written under the agreement were $19.1 million for the three months ended September 30, 2003 and were $50.9 million and $65.0 million for the first nine of months of 2004 and 2003, respectively.

Net premiums earned before the Hannover Re agreement decreased $4.2 million to $57.4 million for the three months ended September 30, 2004 from $61.6 million for the three months ended September 30, 2003. Net premiums earned before the Hannover Re agreement decreased $2.3 million to $166.6 million for the nine months ended September 30, 2004 from $168.9 million for the nine months ended September 30, 2003. The decrease in net premiums earned is primarily due to a reduction in the number of policyholders in non-core states and at Intermed, which was expected as a result of a very large rate increase implemented in 2003, and the non-renewal of the excess of loss reinsurance treaty between First Professionals and PRI.   Offsetting most of the decrease in net premiums earned as a result of these factors were the effects of pricing improvements at First Professionals, APAC and Intermed, which have all implemented significant rate increases in recent years, and an increase in the number of physician policyholders in Florida.  As insurance capacity is freed up, new policyholders are being added to First Professionals' core MPL book of business in Florida.

The total number of MPL policyholders for the group, excluding policyholders under fronting arrangements, increased 1% from 13,919 as of December 31, 2003 to 14,059 as of September 30, 2004. However, the number of physician policyholders in Florida at First Professionals increased 19% from 6,239 as of December 31, 2003 to 7,431 as of September 30, 2004. Net premiums earned for the Florida physicians book at First Professionals alone increased 36% to $60.2 million for the nine months ended September 30, 2004 from $44.3 million for the nine months ended September 30, 2003.

Our investment revenues, which are comprised of net investment income and net realized investment gains and losses, increased for the three and nine months ended September 30, 2004. Net investment income increased primarily as a result of recent growth in our fixed income investment portfolio corresponding with increases in our insurance business. Net realized investment gains increased for the first nine months of 2004 as we took advantage of market and economic conditions and liquidated securities with investment gains with a view toward re-positioning our portfolio in anticipation of rising interest rates and increasing our holdings in tax-exempt securities. Net realized investment gains for the nine months ended September 30, 2004 also included a gain of $2.1 million related to the sale of an investment in a limited partnership. Also included in net realized investment gains for the nine months ended September 30, 2004 and 2003 are losses of $0.8 million and $4.9 million, respectively, resulting from the recognition of other-than-temporary-impairments of private equity holdings included in our other invested assets.

Gross unrealized investment gains and losses were $8.6 million and $2.8 million, respectively, as of September 30, 2004. The market value of the securities portfolio was therefore $5.8 million higher, in aggregate, than amortized cost. The change in net unrealized gains on debt and equity securities resulted in after-tax increases of $7.8 million during the third quarter of 2004 and after-tax decreases of $0.4 million during the first nine months of 2004, respectively, in accumulated other comprehensive income and shareholders’ equity. These represent unrealized gains and losses and are not recognized in net income. FPIC has the ability and intent to hold its fixed income investments until maturity or earlier recovery, if applicable. Therefore, we do not anticipate realizing losses on sales of our fixed income investments, except under circumstances in which it may be desirable to dispose of certain securities and reinvest the funds for strategic reasons. It is anticipated that disposals resulting in realized losses would be relatively infrequent.

Net losses and LAE incurred excluding cessions under the Hannover Re agreement decreased $7.1 million to $46.8 million for the three months ended September 30, 2004 from $53.9 million for the three months ended September 30, 2003. Net losses and LAE incurred excluding cessions under the Hannover Re agreement decreased $12.1 million to $136.0 million for the nine months ended September 30, 2004 from $148.1 million for the nine months ended September 30, 2003. Our net loss ratios (defined as the ratio of net losses and LAE incurred to net premiums earned) before the effects of the Hannover Re agreement for the three months ended September 30, 2004 and 2003, were 81% and 88%, respectively, and 82% and 88% for the nine months ended September 30, 2004 and 2003, respectively. The decreases in our net losses and LAE incurred and corresponding loss ratios reflect pricing and other improvements in our insurance business and the resulting improvement in our underwriting results.

Net paid losses and LAE and average net paid losses on professional liability claims were lower by 2% and 22%, respectively, for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. The increase in net paid losses and LAE for the nine months ended September 30, 2004 was generally to be expected and consistent with recent growth in our insurance business, considering the inherent time lag until the related claims are settled and closed. Newly reported claims and incidents were down significantly in the third quarter and first nine months of 2004, 41% and 29%, respectively, when compared with the comparable periods of 2003. A portion of these declines relates to a speed up in claims reporting experienced during the third quarter of 2003. This resulted in a higher than usual number of claims reported in the third quarter of 2003, as plaintiffs’ attorneys accelerated case filings to precede the effective date of tort reform legislation passed in Florida in the fall of 2003 followed by lower than usual reported claims in subsequent periods. Overall, our claims experience for the first nine months of 2004 has been consistent and in line with the assumptions currently reflected in our loss and LAE reserve estimates, with the exception that newly reported claims have been lower than expected thus far in 2004.

Other underwriting expenses before the Hannover Re agreement increased $0.9 million to $9.2 million for the three months ended September 30, 2004 from $8.3 million for the three months ended September 30, 2003. Other underwriting expenses before the Hannover Re agreement increased $2.7 million to $27.7 million for the nine months ended September 30, 2004 from $25.0 million for the nine months ended September 30, 2003. The increase in other underwriting expenses is primarily the result of recent growth in our insurance business. Also contributing to the 2004 year to date increase were direct costs associated with compliance with the Sarbanes-Oxley Act of 2002 of approximately $0.7 million.

Interest expense related to debt decreased during the third quarter and first nine months of 2004 when compared with the same periods in 2003. The significant decrease in interest expense is primarily due to the retirement of our former bank debt during 2003 through refinancing in the form of private issuances of long term debt securities with lower total borrowing costs and by repayment using internally generated funds. Also included in interest expense on debt for the first nine months of 2003 are charges of $1.6 million related to the unwinding of swap agreements associated with our former bank debt, which did not occur in 2004.

Other expenses increased during the third quarter and first nine months of 2004 when compared with the same periods in 2003. Finance charges associated with funds withheld under the Hannover Re agreement are included in other expenses and were $1.9 million and $5.3 million, respectively, for the third quarter and first nine months of 2004, compared to $1.2 million and $3.1 million, respectively, for the third quarter and first nine months of 2003. Growth in these finance charges contributed to the increase in other expenses and is due to the growth in the amount of funds withheld for business ceded under this agreement through June 30, 2004. As discussed above, we exercised our option to terminate future cessions under the agreement effective July 1, 2004.

Our effective income tax rate for the insurance segment, which is calculated by dividing total income tax expense reported by income before income taxes, was approximately 36% for the first nine months of 2004, as compared with a 29% effective income tax rate for the year ended December 31, 2003. Approximately four percentage points of the higher effective tax rate for the first nine months of 2004 is related to accruals made for tax contingencies identified in a current IRS examination. The effective tax rate for the third quarter of 2004 was 31% as compared with 35% for the third quarter of 2003. The decline in the third quarter effective tax rate as compared with the first nine months is largely attributable to the recent increase in the mix of tax-exempt investments held relative to prior periods.

Reciprocal Management Segment
Our reciprocal management segment is made up of AFP, our New York subsidiary, and its three wholly owned subsidiaries, FPIC Intermediaries, Group Data and a recently formed subsidiary, PRM. AFP acts as administrator and attorney-in-fact for PRI, the second largest medical professional liability insurer for physicians in the state of New York. FPIC Intermediaries acts as a reinsurance broker and intermediary in the placement of reinsurance for PRI and FPIC. Group Data acts as a broker in the placement of annuities for structured settlements. The segment also includes the business of PMA, an 80% owned subsidiary. PMA provides brokerage and administration services to PRI for professional liability insurance programs.

Effective July 1, 2004, PRM commenced operations as the administrator and attorney-in-fact of PaPRI. PaPRI is an insurance exchange domiciled in Pennsylvania. It was formed to take the place of the unrelated fronting carrier that has underwritten, and ceded as reinsurance to PRI, medical professional liability insurance program business in Pennsylvania. PaPRI commenced underwriting the Pennsylvania program business effective July 1, 2004. PaPRI is not a subsidiary of PRM, AFP or FPIC. As an insurance exchange, the organization of PaPRI is similar to that of a mutual insurance company. PaPRI is also not a subsidiary of PRI, but has received its initial capitalization in the form of a subordinated surplus note from PRI.

PaPRI cedes 100% of the Pennsylvania program business in the form of reinsurance to PRI. PRM management fees were $0.3 million for the three months ended September 30, 2004. Direct premiums written by PaPRI during the three months ended September 30, 2004 were $1.2 million.

Unaudited financial and selected other data for the reciprocal management segment for the three and nine months ended September 30, 2004 and 2003 is summarized in the table below. Dollar amounts are in thousands.

Reciprocal Management Segment Results and Selected Other Information
	Three Months Ended			Nine Months Ended
	Sept 30, 2004	Percentage Change	Sept 30, 2003	Sept 30, 2004	Percentage Change	Sept 30, 2003

Claims administration and management fees	$10,389	43%	7,256	27,881	57%	17,762
Net investment income	30	15%	26	79	-10%	88
Commission income	1,932	30%	1,491	5,274	5%	5,007
Other income	108	414%	21	163	163%	62
Intersegment revenues	1,012	-45%	1,826	2,883	-19%	3,541
Total revenues	13,471	27%	10,620	36,280	37%	26,460

Claims administration and management expenses	6,189	21%	5,107	19,468	36%	14,366
Other expenses	53	0%	53	159	0%	159
Intersegment expenses	1,021	135%	435	2,514	121%	1,140
Total expenses	7,263	30%	5,595	22,141	41%	15,665

Income from operations before income taxes	6,208	24%	5,025	14,139	31%	10,795
Less: Income tax expense	2,500	25%	1,993	5,399	28%	4,219
Net income	$3,708	22%	3,032	8,740	33%	6,576

Selected Information Regarding Management of PRI and PaPRI:

	Three Months Ended			Nine Months Ended
	Sept 30, 2004	Percentage Change	Sept 30, 2003	Sept 30, 2004	Percentage Change	Sept 30, 2003

Reciprocal premiums written under management	$108,783	40%	77,831	248,555	57%	158,642

	As of		As of
	Sept 30, 2004	Percentage Change	Sept 30, 2003

Reciprocal statutory assets under management	$957,724	11%	859,368

Professional liability policyholders under management	11,846	7%	11,094

Reciprocal management net income increased during the three months and nine months ended September 30, 2004 compared to the same periods in 2003, primarily due to higher management fees. The growth in management fees was the result of growth in premiums written at PRI, a significant portion of which was due to the acquisition of new institutional clients, and higher insurance premiums placed by PMA under a PRI professional liability insurance program. The new institutional clients were acquired in the first and third quarters of 2004. Partially offsetting the positive effect of higher revenues on net income were higher claims administration and management expenses and intersegment expenses.

Claims administration and management fees earned by the reciprocal management segment are mainly comprised of management fees from PRI. In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums. As such, increases in the direct premiums written by PRI result in a corresponding increase in management fees earned by AFP. Also, PRM commenced operations effective July 1, 2004 and had management fee revenues of $0.3 million for the three and nine months ended September 30, 2004.

The new institutional clients have added approximately $67 million to PRI’s 2004 annual written premiums. The addition of these new accounts had the effect of increasing AFP’s management fee revenue by approximately $2.7 million and $5.9 million for the three and nine months ended September 30, 2004, respectively. The remaining increases in management fees earned are the result of other growth in PRI’s premiums written.

Commission income earned by the reciprocal management segment increased for the third quarter and nine months ended September 30, 2004 primarily as a result of brokerage commissions earned by FPIC Intermediaries from third party reinsurers for the placement of reinsurance premiums for PRI and an increase in insurance premiums placed by PMA under a PRI professional liability insurance program.

The increase in claims administration and management expenses for the three and nine months ended September 30, 2004 when compared with the same periods in 2003 is due to the increase in operating expenses at AFP and commission expenses at PMA. The increase in operating expenses at AFP is primarily the result of the growth of PRI’s business. The increase in commission expenses at PMA was associated with an increase in premiums written and placed under a PRI professional liability insurance program. Also contributing to the increase in claims administration and management expenses for the nine months ended September 30, 2004 were direct costs associated with compliance with the Sarbanes-Oxley Act of 2002 of approximately $0.5 million.

Third Party Administration (“TPA”) Segment
Our TPA segment represents the business of our subsidiary, Employers Mutual, Inc. (“EMI”). Unaudited financial and selected other data for our TPA segment for the three and nine months ended September 30, 2004 and 2003 is summarized in the table below. Dollar amounts are in thousands.

TPA Segment Results and Selected Other Information
	Three Months Ended			Nine Months Ended
	Sept 30, 2004	Percentage Change	Sept 30, 2003	Sept 30, 2004	Percentage Change	Sept 30, 2003

Claims administration and management fees	$3,421	-2%	3,504	10,717	0%	10,761
Net investment income	7	600%	1	6	-50%	12
Commission income	809	15%	701	1,608	3%	1,558
Intersegment revenues	—	-100%	4	—	-100%	18
Total revenues	4,237	1%	4,210	12,331	0%	12,349

Claims administration and management expenses	3,515	-1%	3,561	10,746	-1%	10,816
Intersegment expenses	159	92%	83	462	84%	251
Total expenses	3,674	1%	3,644	11,208	1%	11,067

Income from operations before income taxes	563	-1%	566	1,123	-12%	1,282
Less: Income tax expense	220	1%	218	457	-8%	495
Net income	$343	-1%	348	666	-15%	787

	As of		As of
Selected TPA Segment Customer Data:	Sept 30, 2004	Percentage Change	Sept 30, 2003

Covered lives under employee benefit programs	97,109	-9%	106,925

Covered lives under workers compensation programs	24,075	-37%	38,400

TPA net income declined for the nine months ended September 30, 2004, compared to the same period in 2003 primarily due to an increase in intersegment expenses. Commission income increased for the third quarter and first nine months of 2004 due to an increase in brokerage income from the placement of excess insurance arrangements on behalf of self-insured property and casualty clients. The TPA segment has experienced a decrease in covered lives under the employee benefits and worker compensation programs it administers, but the segment has substantially offset the decrease with higher revenues per program and new business.

Management’s Discussion and Analysis of Financial Position and Liquidity and Capital Resources: September 30, 2004 Compared to December 31, 2003

Cash and invested assets increased $39.0 million to $661.7 million as of September 30, 2004 from $622.7 million as of December 31, 2003. The net increase in cash and invested assets year to date is primarily the result of net cash flows from operating activities. Operating cash flows for the third quarter increased significantly relative to the first two quarters of 2004. Higher net paid professional liability claims in the first quarter, including some large claims for which related reinsurance recoveries had not been received, had the effect of reducing our operating cash flows during the first quarter and first six months of 2004. Lower net paid professional liability claims and significant reinsurance recoveries helped increase our operating cash flow during the third quarter of 2004.

The insurance assets, premiums receivable, reinsurance recoverables on paid losses and reinsurance recoverables on unpaid losses, increased as of September 30, 2004 primarily as the result of the continuing effects of growth in our insurance premiums. Approximately $29.4 million of the increase in due from reinsurers on unpaid losses is attributable to the net account quota share agreement with Hannover Re under which loss and LAE reserves are ceded. Ceded unearned premiums decreased as of September 30, 2004. Approximately $10.1 million of the reduction is due to a decrease in ceded unearned premiums under the Hannover Re agreement. As discussed under Results of Operations, we terminated future cessions under this agreement effective July 1, 2004.

The increases in our insurance liabilities as of September 30, 2004, including the liability for losses and LAE, unearned premiums and reinsurance payable, are also attributable to recent growth in our core MPL insurance business. Reinsurance payable increased $18.9 million since year end 2003 as a result of business ceded under the Hannover Re agreement, which was partially offset by a reduction in premiums due under FPIC’s excess of loss reinsurance program.

As more fully discussed in the preceding MD&A section on Critical Accounting Policies, Liability for Losses and LAE, multiple methods and assumptions are made in the actuarial testing of loss and LAE reserves. FPIC’s only significant line of business is medical professional liability insurance, which insures physicians, dentists and other health care providers against professional liability claims associated with their practices. Claims on this type of business are relatively few in number and claims that actually result in an indemnity (loss) payment are even fewer and tend to be significant in amount (as opposed to a large number of small claims, relatively speaking), as they comprise compensation and damages to injured patients.

The decrease in premiums paid in advance and unprocessed premiums reflects the number of policy renewals that fall on January 1. As a result of this renewal period, paid in advance premiums are typically higher as of December 31 of each year.

Other assets and accrued expenses and other liabilities increased $5.9 million and $7.2 million, respectively as of September 30, 2004. The increase in other assets is due to an increase in management fees receivable corresponding with the growth in business at PRI and deposits paid in the course of the implementation of a new policy administration system. The increase in accrued expenses and other liabilities is primarily attributable to purchase transactions involving investment securities, which were entered into prior to September 30, 2004, but for which settlements occurred in October 2004.

Stock Repurchase Plans
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. We did not repurchase any shares during the third quarter of 2004 and a total of 365,500 shares remain available to be repurchased under the program. Under certain circumstances, limitations may be placed on FPIC’s ability to purchase its capital stock by the terms of agreements relating to its junior subordinated debentures. For information regarding these limitations, refer to Note 5, Long Term Debt, to the accompanying condensed consolidated financial statements, or Note 13, Long Term Debt, Revolving Credit Facility and Term Loan, to the consolidated financial statements in our most recently filed Form 10-K. For additional information, see also the discussion of Liquidity and Capital Resources, below.

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

Net Cash Provided By Operating Activities
As reported in the condensed consolidated statement of cash flows, net cash provided by operating activities was $34.1 million for the nine months ended September 30, 2004 compared with net cash provided by operating activities of $49.3 million for the nine months ended September 30, 2003. The decrease in cash provided by operating activities for the nine months ended September 30, 2004 can be attributed to an increase in paid losses and LAE relative to amounts paid in the first nine months of 2003. Paid losses and LAE during the first nine months of 2004 were proportionately higher relative to premiums written and collected primarily as the result of significant growth in the business during 2001 and 2002, and taking into account the inherent time lag between that growth and subsequent development and settlements of the related claims. We have generally moderated our level of growth in policyholders and exposures since 2002.

At September 30, 2004, we had cash and invested assets of $661.7 million and held fixed maturity debt securities with a fair value of approximately $14.1 million with scheduled maturities during the next twelve months. We believe that our cash and invested assets as of September 30, 2004, combined with expected cash flows from operating activities and the scheduled maturities of investments during the next twelve months, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

A number of factors could cause unexpected changes in liquidity and capital resources available, including but not limited to, the following:

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

Furthermore, liquidity and capital risks can come about as the result of the broader business and financial risks facing us, including the uncertainties and factors disclosed in the Safe Harbor Disclosure. Many, if not most, of these types of uncertainties could have a corresponding and materially negative effect on our liquidity and capital resources, as well as our financial condition and results of operations. In order to compensate for such risks, we:

1.	Maintain what management considers to be adequate capital and reinsurance;
2.	Monitor our reserves and periodically perform actuarial reviews of loss and LAE reserves; and
3.	Attempt to maintain adequate asset diversification and liquidity (by managing our cash flow from operations coupled with the maturities from our fixed income portfolio investments).

Long Term Debt
FPIC’s long term debt includes junior subordinated debentures and senior notes, which are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 5.52% to 5.99% as of September 30, 2004). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased hedging instruments, as described below, designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.

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

Issuance costs for all three offerings in the aggregate amount of approximately $1.4 million were capitalized and will be amortized over their respective stated maturity periods of thirty years. In addition, hedge agreements were purchased that effectively place floors and caps on the three-month LIBOR floating interest of approximately 1.00% to 1.20% and 4.40% to 4.65%, respectively, on notional principal corresponding with the principal amounts of each offering, for five years from issuance. These instruments will effectively serve to hedge our total floating interest rate borrowing costs under the securities to within a range of 4.85% to 8.60% for five years, at which time we have the right to call the securities. The initial costs of the hedge instruments acquired for this purpose of $1.1 million, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
There have been no material changes in contractual obligations, commitments and off-balance sheet arrangements described in the applicable section of the MD&A included in our annual report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our 2003 annual report on Form 10-K, since the end of the most recent fiscal year.

Item 4. Controls and Procedures
(a)	An evaluation of FPIC's controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")), was completed as of September 30, 2004 by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.
(b)	There have been no significant changes in FPIC’s internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the last quarter and that have materially affected, or are reasonably likely to materially affect, FPIC’s internal controls over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
For information on our issuer repurchase program, see the MD&A section, “Stock Repurchase Plans”, on page 30.

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information
In accordance with the requirements of the Federal Securities Laws, FPIC recognizes blackout periods during which insiders, directors, officers and certain employees with an awareness of material, nonpublic information, are prohibited from transacting in FPIC’s stock. FPIC will maintain a blackout period for such persons until 48 hours after the filing of this Form 10-Q with the Securities and Exchange Commission.

There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Item 6.  Exhibits

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

FPIC Insurance Group, Inc.

November 8, 2004	By:	/s/ Kim D. Thorpe

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

