Form 10-K
period 2004-12-31
FPIC INSURANCE GROUP INC
filed 2005-03-15
CIK 1010247

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________to ___________.

Commission file number 1-11983

FPIC Insurance Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Water Street, Suite 1400, Jacksonville, FL	32202
(Address of Principal Executive Offices)	(Zip Code)

(904) 354-2482
(Registrant’s Telephone Number, Including Area Code)

www.fpic.com
(Registrant’s Internet Address)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004 was $243,382,761.

As of March 3, 2005, there were 10,132,378 shares of the Registrant’s Common Stock, $.10 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Shareholders’ Meeting to be held on June 1, 2005	Part III

FPIC Insurance Group, Inc.
2004 Annual Report on Form 10-K

Part I

Item 1.	Business

Overview
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

FPIC is a provider of specialty property and casualty insurance and insurance management services focused on medical professional liability (“MPL”) insurance. Our primary products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs for injuries in which the patient alleges that medical error or malpractice has occurred. Optional coverage is available for the professional corporations under which physicians or dentists practice. We are the fifth largest provider of medical professional liability insurance in the United States, with $498 million of direct premiums written or under management for the year ended December 31, 2003, based on data published by A.M. Best Company (“A.M. Best”).

We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well established reputation, significant market presence and resources. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida, and an insurance company we manage is the second largest provider of MPL insurance in New York. New York is the largest market for MPL insurance in the United States based on premium volume, and Florida is the third largest market.

We conduct our business through three segments:
Our insurance segment provides MPL insurance products and related risk management services for physicians, dentists, and other healthcare providers in Florida and selected other states through our insurance subsidiaries. These subsidiaries issue policies, bear the associated risks and earn income on the related investment assets. Through this segment, FPIC is the leading carrier for MPL insurance in Florida. The following subsidiaries are included in the insurance segment:

•	FPIC subsidiaries (The holding company is also grouped within the insurance segment):
•	First Professionals, a wholly owned subsidiary of FPIC
•	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
•	Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
•	Interlex Insurance Company (“Interlex”), a wholly owned subsidiary of Intermed
•	Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	Trout Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
•	FPIC Insurance Agency, Inc. (“FPIC Agency”), a wholly owned subsidiary of FPIC

Our insurance management segment provides comprehensive management services to two insurance carriers, the largest being Physicians’ Reciprocal Insurers (“PRI”). We do not own PRI; rather, it is owned by and operated for the benefit of its policyholders. PRI provides MPL insurance in New York. PRI has no employees and has been under the management of our insurance management segment since its formation. Pursuant to our management agreement with PRI, we receive fees and expense reimbursements, but we do not bear the associated insurance risks. Effective July 1, 2004, our insurance management segment began serving as the administrator of Pennsylvania Physicians Reciprocal Insurers (“PaPRI”) a newly formed insurance exchange that cedes 100% of its business to PRI in the form of reinsurance. The following subsidiaries are included in the insurance management segment:

•	FPIC subsidiaries:
•	Administrators For The Professions, Inc. (“AFP”), a wholly owned subsidiary of FPIC
•	FPIC Intermediaries, Inc. (“FPIC Intermediaries”), a wholly owned subsidiary of AFP
•	Group Data Corporation, a wholly owned subsidiary of AFP
•	Physicians Reciprocal Managers, a wholly owned subsidiary of AFP
•	Professional Medical Administrators, LLC (“PMA”) (80% owned by FPIC)

Our third party administration (“TPA”) segment provides administrative and claims management services to municipalities and other employers primarily in Florida that maintain group accident and health, workers’ compensation, liability and property self insurance plans. The following subsidiaries are included in the TPA segment:

•	FPIC subsidiaries:
•	EMI, a wholly owned subsidiary of FPIC
•	Professional Strategy Options, Inc., a wholly owned subsidiary of EMI
•	FPIC Services, Inc., a wholly owned subsidiary of EMI

Through our insurance and insurance management segments, we operate in the MPL insurance line as both an insurance carrier, which bears underwriting risks, and as an insurance management company, which earns fees for services. Operating under these two separate and distinct business models allows us to selectively participate in diverse opportunities in the complex MPL insurance line. We believe that this approach is well suited to meet our financial objectives.

Our Business Strategy
Our business strategy is designed to provide long-term value for our shareholders, while providing our clients with competitive products and responsive service. Over the 10 years ended December 31, 2004, we, and our predecessor company, achieved an average return on equity (excluding the cumulative effects of changes in accounting principles) of 11%, with a high of 16% in 1995 and a low of 0% in 2000. For the year ended December 31, 2004, our return on average equity was 14%. Our primary objective is to maintain a financially strong, stable and consistently profitable organization by adhering to the following principles:

Focus on selected markets where we have extensive knowledge and expertise. We target selected market areas within our insurance and insurance management segments where we can establish a significant presence and leverage local market knowledge and experience. MPL insurance markets vary substantially on a state-by-state basis, with each state having its own unique regulatory, legislative, judicial and competitive environment. We believe our understanding of our target markets provides us with significant competitive advantages in terms of underwriting, pricing, claims management and policyholder service. In addition, our focus on selected markets has allowed us to achieve leading positions in those markets, providing benefits in terms of brand recognition, resources and efficiencies. We believe that the ability to effectively manage our business and compete within the unique environment of each state is critical to our success.

Maintain disciplined underwriting and pricing. In our insurance segment, we maintain a disciplined focus on selecting appropriate risks and pricing those risks in order to achieve our financial objectives. We believe that our extensive market knowledge provides us with a competitive advantage in establishing appropriate pricing and risk selection. We individually underwrite all of our insureds. We underwrite and price risks based on a wide range of factors, with a particular focus on the professional’s training, medical specialty, claims history and county or other geographic region of practice. Within our chosen markets, we do not manage our business to achieve specified market share goals. Rather, we seek to maximize our profitability by competing for quality business based on factors other than price alone.

Aggressively manage loss costs through effective claims handling and risk management programs. In addition to prudent risk selection, we manage our loss costs through effective claims handling. We seek to minimize our incidence of claims by offering our insureds risk management programs that are designed to assist them in successfully managing their individual risk factors. Once claims are made, we seek to aggressively defend non-meritorious claims and expeditiously settle meritorious claims in order to lower our overall loss costs. Over the past four years, we have increased our emphasis on reducing the number of claims settled with an indemnity payment in Florida. Accordingly, we initiated a new claims handling philosophy, added management with significant Florida MPL claims experience, increased the number of claims personnel and their training, restructured the claims department and enhanced claims data and reporting. We have also upgraded our network of defense attorneys. As a result of these initiatives, we have tried more cases, while improving our ratio of trial wins to losses. Our ratio of claims and incidents resulting in a loss payment to all closed claims and incidents declined from 18% in 2001 to 14% in 2004.

Recruit and retain experienced management. Over the past six years, we have assembled an experienced management team with diverse expertise in insurance, accounting, finance and legal disciplines. Our management includes nine executives with an average of more than 20 years of experience in the insurance industry and professions serving the insurance industry.

Maintain our financial strength. We are committed to maintaining the strength and liquidity of our balance sheet by prudently managing our financial and operating leverage, conservatively investing our assets, stringently maintaining adequate reserves and capital and opportunistically pursuing disciplined growth. For example, we have implemented enhanced financial and actuarial systems and processes for the purpose of accurately measuring and controlling our business, including quarterly analytical procedures to test and monitor our loss reserves. In addition, in 2003 we fully retired our short term bank debt and replaced it with long term debt that is not due until 2033, thereby improving our liquidity and giving us greater operating flexibility.

Pursue disciplined growth. We believe that pursuing disciplined growth and cautious expansion into new markets will result in more sustainable profitability. We view the conditions and opportunities within our core Florida market as highly favorable and believe that we can grow by continuing to effectively compete for new and renewal business. Accordingly, our near term focus in our insurance segment will be on disciplined growth within our existing markets.

Industry Overview
The medical malpractice insurance market in the United States totaled $10.1 billion in direct premiums written for the year ended December 31, 2003. This represents an increase of 14% over the prior year according to the most recent data published by A.M. Best.

The financial performance of the property and casualty insurance industry, and of the MPL insurance sector, has tended to fluctuate in cyclical patterns characterized by periods of greater competition in underwriting terms and conditions, pricing and commissions (a soft insurance market) followed by periods of capacity shortage and lesser competition (a hard insurance market).

We operated under soft market conditions during the latter part of the 1990s. Beginning in 2000, the MPL insurance sector began reporting higher loss costs on coverage written in prior years than had initially been established in loss reserves. These increased loss costs, in certain cases, led to reduced capital to support current and future business and downgrades in financial strength ratings of a number of companies in the industry. As a result, the market has seen significant withdrawal of capacity, including the departure of a number of firms that were market leaders at the time of their withdrawal. Many of the firms remaining in the market have responded by significantly raising premium rates, reducing or eliminating discounts and tightening underwriting terms and conditions.

Prices for MPL insurance across the country have increased significantly since the onset of the hardening market. Medical professionals have responded to the hard market conditions, in some cases, by practicing without coverage, seeking to join with other practitioners to form self-insured groups or purchasing lower limits of coverage. For 2004, we believe rate increases have moderated in the markets for our insurance products.

Insurance Ratings
Insurance specific ratings represent the opinion of rating agencies on the financial strength of a company and its capacity to meet its insurance obligations. These ratings are based on factors most relevant to policyholders, agents and intermediaries and are not specifically directed toward the protection of investors. They are not recommendations to buy, sell or hold a company’s securities. The significance of individual agencies and their ratings vary among different users. They can be significant to investors and lenders, among other factors, as an indication of a company’s suitability for investment or creditworthiness. A.M. Best is the primary rating organization for FPIC and is the only insurance rating agency FPIC has engaged to provide a rating on an interactive basis. Other organizations that rate FPIC develop their ratings independently using publicly available data and without consulting with us. These ratings are generally consumer oriented and involuntary on the part of the company being rated.

An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. In addition, some of the independent agents and brokers who place MPL insurance have a minimum A.M. Best rating standard of A-. The significance of the A.M. Best rating varies depending upon the products involved, the customers and agents and the competition and market conditions.  Our insurance subsidiaries have a group rating from A.M. Best of “B++” (Very Good) with a stable outlook, which is within the secure range and the fifth highest of 16 rating levels.

Insurance Regulation
Our insurance subsidiaries are regulated at the state level. The state insurance departments of Florida and Missouri, where our insurance companies are domiciled, are the primary regulators. Our insurance companies are also subject to regulations in other states where they do business. State insurance laws also regulate FPIC as an insurance holding company. FPIC and all its insurance subsidiaries are required to register and furnish information about our operations, management and financial condition to the Florida, Missouri and other insurance departments. The insurance departments perform financial and market conduct examinations of our insurance companies periodically and also require disclosure or approval of material transactions, such as dividends from our insurance subsidiaries to FPIC above certain levels. All transactions within the holding company structure involving our insurance companies must also be fair and reasonable.

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

The primary purpose or mission of insurance regulation is the protection of policyholders. State insurance laws generally delegate broad regulatory powers to insurance departments, including granting and revoking licenses, approving policy forms and premium rates, regulating trade practices, establishing minimum capital and surplus levels for companies, prescribing or permitting required statutory accounting and financial reporting rules, and prescribing the types and amounts of investments permitted.

Insurance companies are required to file detailed annual reports in each state in which they do business. The financial statements contained in these reports are prepared using regulatory accounting principles or statutory-basis financial statements as they are referred to in the insurance industry. Statutory accounting principles represent a comprehensive basis of accounting that is different from accounting principles generally accepted in the United States of America ("GAAP") and so the accounting practices used by the insurance subsidiaries in their regulatory financial statements are different in certain material respects from the accounting policies used in preparing the consolidated financial statements included in this Form 10-K.

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

In November 2004, three constitutional amendments were passed in Florida relating to tort reform.  Amendment Three limits the fees a plaintiff’s attorney can charge a client.  Amendment Seven, referred to as the “patient’s right to know” amendment, allows the discovery of medical peer review.  Amendment Eight, known as the “three strikes” amendment, requires the revocation of the license of any medical doctor found to have committed three or more incidents of medical malpractice.  A temporary injunction has been issued against the implementation of Amendment Eight until after the end of the Florida Legislature’s 2005 Regular Session.  Each of the three amendments appears to be subject to varying interpretations of how the amendments are to be implemented.

Business Segments

Insurance Segment
Our insurance segment includes four insurance subsidiaries, three of which actively provide MPL insurance to physicians, dentists and other healthcare professionals. At December 31, 2004, we insured 14,158 MPL policyholders (including 111 professional liability policyholders under fronting programs, whereby the direct insurance is written on our policy forms and reinsured to unaffiliated carriers in exchange for fee income). Effective June 30, 2004, all of our fronting programs were terminated and are now in run off. Our primary focus is on individual professionals, whether or not they practice individually or as a member of a group. Therefore, our insurance segment does not underwrite hospitals, nursing homes or other large healthcare institutions.

Our MPL insurance line comprised 95% of our direct and assumed premiums written for the year ended December 31, 2004, and workers’ compensation, a non-core line written on a fronted basis, represented the remaining 5%. Our Florida market generated 74% of our direct and assumed premiums written for the year ended December 31, 2004. The following table summarizes (in thousands) direct and assumed premiums written subdivided by our top five states and all others for the years ended December 31, 2004, 2003 and 2002:

	Direct and Assumed Premiums Written by State
	2004	% of Total	2003	% of Total	2002	% of Total
Florida	$231,112	73.9%	210,155	61.7%	186,455	54.1%
Tennessee	14,869	4.8%	25,791	7.6%	20,185	5.9%
Missouri	13,179	4.2%	24,701	7.2%	32,814	9.5%
Georgia	12,326	3.9%	13,049	3.8%	12,445	3.6%
Pennsylvania	10,175	3.3%	17,886	5.2%	14,212	4.1%
All other	31,067	9.9%	49,159	14.4%	78,616	22.8%
All states	$312,728	100.0%	340,741	100.0%	344,727	100.0%

    FPIC’s insurance subsidiaries reinsure portions of their business. The following table summarizes (in thousands) our ceded reinsurance premiums written by program for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Excess of loss reinsurance	$(39,614)	(56,490)	(47,540)
Net account quota share reinsurance	(50,357)	(84,255)	(85,531)
Fronting programs	(30,225)	(56,862)	(71,408)
Total ceded premiums written	$(120,196)	(197,607)	(204,479)

Although reinsurance does not legally discharge our insurance subsidiaries from their obligations to policyholders as the primary insurer, it does make the reinsurer liable to us to the extent of the risks ceded. The placement of reinsurance with a number of individual companies and syndicates mitigates the concentration of credit risks under our excess of loss reinsurance programs. We monitor the financial condition and creditworthiness of our reinsurers periodically and use reinsurance brokers and intermediaries to assist in the process of the placement of our reinsurance. Most of FPIC’s reinsurers under our excess of loss and net account quota share agreements are rated A- or better by A.M. Best. Reinsurers that are not authorized or accredited are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to secure their respective balances due.

Net premiums written, including premiums under fronting programs, are direct and assumed premiums net of reinsurance ceded. The following table summarizes (in thousands) net premiums written by our top five states and all others and presents the insurance business and underwriting risks we retain for our own account after all the reinsurance ceded to others for the years ended December 31, 2004, 2003 and 2002:

	Net Premiums Written by State
	2004	% of Total	2003	% of Total	2002	% of Total
Florida	$150,184	78.0%	91,570	64.0%	72,319	51.6%
Missouri	10,050	5.2%	17,014	11.9%	27,506	19.6%
New York	9,187	4.8%	15,423	10.8%	17,472	12.5%
Georgia	7,957	4.1%	5,585	3.9%	4,558	3.2%
Arkansas	6,353	3.3%	2,786	1.9%	3,015	2.1%
All other	8,801	4.6%	10,756	7.5%	15,378	11.0%
All states	$192,532	100.0%	143,134	100.0%	140,248	100.0%

Our insurance segment’s net premiums written have grown significantly, particularly since 2000, because of significant increases in our premium rates and withdrawn market capacity. Beginning in 2001 and through the end of 2004, we increased our effective rates for Florida physicians by a cumulative 127% at our largest insurance subsidiary. Nevertheless, demand for our products in Florida reached historically high levels during this period, and this high demand continued in 2004. We market our coverages primarily through an established network of independent agents who have specialized knowledge in our markets.

Our principal insurance subsidiary, First Professionals, was founded by Florida physicians, and we have served the Florida market for more than 28 years. In Florida, we are endorsed by the Florida Medical Association, the Florida Osteopathic Medical Association, the Florida Dental Association, 13 county medical societies, and 10 state specialty societies. These endorsements, however, do not require us to accept applicants who do not meet our underwriting criteria. Our years in the Florida market have enabled us to develop extensive resources in the state and an extensive understanding of the market, regulatory and judicial environments. We believe this market understanding provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.

In addition, we believe our physician-oriented culture and reputation for outstanding client service, among both agents and policyholders, has allowed us to attract and retain many of the preferred risks that we seek in the marketplace. We emphasize client service, physician advocacy, commitment to our markets, established relationships with organized medicine and aggressive claims defense, and we believe these emphases differentiate us from our competition. For the year ended December 31, 2004, our policyholder retention rate in Florida was 93%.

We believe that careful risk selection is also integral to our success. Accordingly, we focus on a wide range of underwriting factors, including the individual professional’s practice environment, training, claims history and professional reputation. We underwrite professionals individually, whether or not they practice individually or as a member of a group. We require board certification or board eligibility from an appropriate American specialty board as a prerequisite for coverage.

All of the policies we offer are on a claims-made basis, where only claims reported to us prior to the expiration of the policy are covered. We believe our claims-made approach allows us to more accurately estimate our loss exposures and price our coverage than other insurers that use an occurrence-based approach, where losses may be reported for a number of years after a policy’s coverage period.

In our largest market, Florida, many physicians and other medical professionals have responded to increasing MPL insurance premiums by purchasing lower coverage limits. As a result, our purchased policy limits in Florida are on average lower than in many other markets, with 61% of our insured physicians in Florida having policy limits of $250,000 per loss or less and 79% having policy limits of $500,000 per loss or less, as of December 31, 2004. We believe these lower policy limits, among other things, contribute to reduced volatility in our loss severity relative to companies and markets where higher insured limits are prevalent.

Since 2001, we have experienced significant growth in our premiums driven in part by rate increases implemented during the current hard market environment. We have sought to manage this growth by limiting the growth of insurance exposures to core markets, exiting non-core markets and products, including fronting programs, and prudently managing our capital structure to support our growth.

In 2002, we entered into a net account quota share reinsurance agreement under which we ceded a significant portion of our premiums to reinsurers. For the years ended December 31, 2002 and 2003, we ceded $85.5 million and $84.3 million, respectively, of our premiums written to reinsurers under this reinsurance agreement, which represented 50% of the direct MPL insurance premiums, net of other reinsurance, written in selected states by our largest insurance subsidiary. We continued to cede 50%, or $50.4 million, of such premiums written during the first six months of 2004. Effective July 1, 2004, we eliminated further cessions under this agreement, thereby allowing us to retain business for our own account that would otherwise have been ceded. We expect to derive significant benefits from eliminating our utilization of this reinsurance, including the organic growth that will result from retaining more of the revenues and earnings generated by the insurance policies we underwrite.

Insurance Management Segment
Our insurance management segment was acquired in 1999 and provides comprehensive management services to two insurance carriers. The segment’s largest client is PRI, the second largest provider of MPL insurance in New York. Our subsidiary, AFP, has served as attorney-in-fact and been the sole provider of such services to PRI since PRI’s formation in 1982. PRI is owned by and operated for the benefit of its policyholders, and it has no employees. AFP has been responsible for establishing PRI as a leading competitor in the New York market with a reputation for outstanding client service and provides all the functions of PRI, which include marketing, underwriting, claims, financial administration, legal, risk and investment management services. We have an experienced team of more than 270 employees based in New York, including 21 internal defense attorneys. This localized and specialized presence allows us to better control underwriting and claims processes, respond to market conditions and effectively serve PRI’s clients.

Our fee-for-service business model requires a lower capital investment and is an attractive means of participating in this large and unique market, where the primary objectives of the New York State Insurance Department (“NYSID”) are the affordability and accessibility of MPL insurance. Since our 1999 acquisition of AFP, it has achieved consistently profitable operations, excluding the cumulative effect of a change in accounting principle, and has been a significant contributor to our cash flow.

Our insurance management segment provides services to PRI under an exclusive management agreement, the current term of which expires December 31, 2008. The agreement provides for fees based on a percentage of direct premiums written, and for the reimbursement of certain expenses incurred by us on behalf of PRI. PRI’s direct premiums written totaled $293.3 million for the year ended December 31, 2004. This segment also provides reinsurance brokerage and administrative services to PRI and to our insurance segment.

As a result of rising MPL insurance rates in many markets, healthcare professionals are increasingly considering forming self-insurance mechanisms that require experienced insurance management services such as ours. Effective July 1, 2004, our insurance management segment commenced operations as the administrator of PaPRI, a newly formed insurance exchange that cedes 100% of its business to PRI in the form of reinsurance.

PRI is a Major Client of Ours
In addition to their contribution to our results of operations, our agreements and business arrangements with PRI as a major client of ours also means that our revenues and results of operations are financially sensitive to its revenues and financial condition. We do not own PRI, or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities (as Revised), and so PRI’s financial statements are not consolidated or included in ours. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership vest with the policyholders of PRI.

PRI and our subsidiary, AFP, are regulated by the NYSID. PRI files its annual and quarterly statements with the NYSID containing its statutory-basis financial statements and other data. AFP and PRI are required to file audited financial statements annually with the NYSID obtained from the same qualified independent accounting firm.

PRI, as an MPL insurer, is subject to many of the same types of risks as those of our insurance subsidiaries and MPL companies generally. These risks include, but are not limited to, rate adequacy, adverse loss experience, and the effects of changes in market interest rates that it can earn on invested assets. As allowed under New York insurance laws, PRI has requested and received permission from the NYSID to follow the permitted practice of discounting its loss and loss adjustment expense ("LAE") reserves. Therefore the effects of these items on PRI’s discount rate can also adversely impact PRI’s loss and LAE reserve position and statutory surplus.

The NYSID mandates the insurance rates PRI and other New York MPL insurance carriers are allowed to charge their policyholders. These include the rates charged for the policies in excess of $1.3 million and for covered extended reporting endorsements for death, disability and retirement, which have been reinsured to First Professionals. Under New York insurance statutes, the NYSID is also permitted to implement a surcharge on the established rates if necessary to satisfy a projected premium deficiency for one or more years. The amount of the surcharge to be imposed and collected is subject to certain annual limitations. PRI files information about its rates annually with the NYSID. PRI implemented an 8.5% rate increase effective July 1, 2003 following several years of level rates. Effective July 1, 2004, the NYSID granted an additional 7% base rate increase plus a small additional increase for premiums applicable to higher limit policies issued by PRI. The NYSID also granted effective July 1, 2004, a 20% rate increase on policies issued by the Medical Malpractice Insurance Pool (“MMIP”), which has historically been unprofitable. PRI and other New York MPL insurance carriers are required to participate in, and therefore share in the results of, the MMIP in proportion to the amount of MPL premiums written by them in the New York market.

Growth at PRI is also subject to surplus constraints; however, as a New York reciprocal insurance company, PRI is able to operate with lower surplus and at higher leverage ratios than non-reciprocals such as our insurance subsidiaries. PRI’s policyholders’ surplus, as reported in its 2004 annual regulatory filing, exceeds the minimum amount required under New York insurance laws and regulations. New York insurance laws and regulations do not impose risk-adjusted capital requirements on PRI.

TPA Segment
Our TPA segment, operating under the EMI brand, provides administrative and client claims management services to employers primarily in Florida that maintain group accident and health, workers’ compensation, liability and property self-insurance plans. The services of our TPA segment include claims administration and related services, medical management and loss control services. We also provide brokerage services for the placement of excess insurance coverage on behalf of our clients with insurers and reinsurers. In addition, we provide claims administration services for a large ambulance service organization. We believe that EMI enjoys established name recognition and a reputation for quality service within its markets.

As of December 31, 2004, we provided employee benefit services to 21 clients with approximately 58,701 covered lives and workers’ compensation administration services to 25 employers with approximately 25,075 covered lives. In addition, we provided property and casualty insurance brokerage services to employers with over $3.4 billion in total insured value. Our TPA segment markets its services directly and through agents and brokers primarily in Florida, and our operating strategy includes superior service, flexibility and innovation, and competitive pricing. We continue to take steps to sustain and improve this segment’s results.

See Note 20, Subsequent Event, to the consolidated financial statements for disclosure of the definitive agreement to sell the TPA segment’s employee benefits administration business.

Employees

At December 31, 2004, FPIC employed 619 people. None of our employees are covered by a collective bargaining agreement. We believe our relationships with our employees are very important. We also believe that the significant number of long-term employees we have is indicative of good employee relations.

Additional Information with Respect to FPIC’s Business

FPIC will provide its annual report on Form 10-K, its quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after electronically filing such material with or furnishing them to, the Securities and Exchange Commission (“SEC”). Such materials will be provided without charge by FPIC through its Internet website at www.fpic.com. FPIC will also furnish a copy of any exhibit, upon payment of a reasonable fee to cover the cost of copying and mailing the requested materials. Requests for such materials should be directed to the attention of Investor Relations, FPIC Insurance Group, Inc., 225 Water Street, Suite 1400, Jacksonville, FL 32202 or via e-mail at ir@fpic.com or by calling Investor Relations at (904) 354-2482, extension 3287.

Any materials FPIC files with or furnishes to the SEC may also be reviewed and copied by investors and the public generally at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Additional information is available regarding the SEC’s operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, which contains reports, proxy statements and other information regarding issuers, including FPIC, that file electronically with the SEC. The SEC’s internet website address for such materials is www.sec.gov.

Item 2.	Properties

The physical properties used by FPIC and its subsidiaries are summarized below:

Business	Location	Type of Property	Owned or Leased	Approximate Square Footage
Corporate headquarters	Jacksonville, FL	Offices	Leased	8,900
First Professionals	Jacksonville, FL	Offices	Owned	66,900
First Professionals	Plantation, FL	Offices	Leased	4,700
First Professionals	Tampa, FL	Offices	Leased	1,200
First Professionals	Sanford, FL	Offices	Leased	600
First Professionals	Coral Gables, FL	Offices	Leased	100
First Professionals	Maitland, FL	Offices	Leased	300
Tenere	Springfield, MO	Offices	Leased	13,300
AFP	Manhasset, NY	Offices	Leased	55,500
AFP	Lake Success, NY	Offices	Leased	15,000
AFP	Rochester, NY	Offices	Leased	5,300
AFP	New City, NY	Offices	Leased	3,900
AFP	West Chester, PA	Offices	Leased	300
EMI	Stuart, FL	Offices	Leased	13,300
EMI	Jacksonville, FL	Offices	Leased	13,500

Item 3.	Legal Proceedings

FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. FPIC has evaluated such exposures as of December 31, 2004, and believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims. During 2004, FPIC resolved one case arising in 1993 for which no such coverage was available. No additional net charge or increase in incurred losses or aggregate reserves for losses was required. In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

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

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of December 31, 2004, and in all cases, believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

Part II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common equity has been publicly traded on the NASDAQ National Market System since August 1, 1996 under the symbol, “FPIC”. Additional information about FPIC can be found on our website www.fpic.com. Information presented on our website is not incorporated by reference in this Form 10-K.

The following table sets forth, for the periods indicated, the high and low trades as reported. Such trades are without retail markup, markdown or commission.

	2004		2003
	High Trade	Low Trade	High Trade	Low Trade
First quarter	$26.43	21.90	8.35	4.22
Second quarter	$28.09	20.37	14.94	6.80
Third quarter	$27.14	21.29	17.00	13.50
Fourth quarter	$35.56	25.28	25.97	14.77

We estimate that as of March 7, 2005 there were approximately 2,115 shareholders of record of FPIC common stock.

We have not paid any dividends since 1996 because we have elected to retain our earnings to support our growth. Our Board of Directors will periodically review our dividend policy in the future taking into consideration capital adequacy and future assessments of capital needs. As a holding company with no direct operations other than the management of our subsidiaries, we would rely on cash dividends and other permitted payments from our subsidiaries to pay any future dividends to our stockholders. State insurance laws limit the dividends or other amounts that may be paid to us by our insurance subsidiaries.

Item 6.	Selected Financial Data

The selected financial data presented below for the fiscal years ended December 31 should be read in conjunction with FPIC’s consolidated financial statements and the notes thereto, which are included in Item 8. Financial Statements and Supplementary Data, herein. For additional information with respect to FPIC’s business see Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

	(in thousands)
	2004	2003	2002		2001	2000
Statements of Financial Position Data:
Total cash and investments	$683,968	622,701	538,720		441,966	423,955
Total assets	$1,271,306	1,182,756	1,026,431		770,822	663,682
Liability for losses and LAE	$635,118	574,529	440,166		318,483	281,295
Long term debt	$46,083	46,083	—		—	—
Revolving credit facility	$—	—	37,000		37,000	67,219
Term loan	$—	—	10,208		16,042	—
Total liabilities	$1,054,055	996,019	860,426		596,100	491,155
Minority interest	$131	80	92		148	—
Total shareholders' equity	$217,120	186,657	165,913	(1)	174,574	172,527

	(in thousands, except per share amounts)
	2004	2003	2002		2001	2000
Statements of Income (Loss) Data:
Direct and assumed premiums written	$312,728	340,741	344,727		245,403	197,280
Net premiums written	$192,532	143,134	140,248		147,084	161,931
Net premiums earned	$149,676	131,665	151,684		131,058	120,454
Total revenues	$236,807	201,724	221,940		197,582	182,089
Minority interest	$248	94	172		150	—
Income from operations before cumulative effect of accounting change	$28,181	16,572	14,876		2,930	614
Cumulative effect of accounting change, net of an income tax benefit	$—	—	(29,578	)(1)	—	—
Net income (loss)	$28,181	16,572	(14,702)		2,930	614
Diluted earnings per common share before cumulative effect of accounting change	$2.70	1.71	1.58		0.31	0.06
Basic earnings (loss) per common share	$2.83	1.75	(1.57)		0.31	0.06
Diluted earnings (loss) per common share	$2.70	1.71	(1.56)		0.31	0.06
(1)Adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, resulted in a one-time, non cash charge of $29,578, net of an income tax benefit of $18,784.

Item 7.	Management’s Discussion and Analysis (“MD&A”) of Results of Operations and Financial Condition

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
x)
The dependence of our insurance management segment upon a major customer, Physicians’ Reciprocal Insurers (“PRI”), for its revenue, and consequently, the effects of premium rate adequacy, claims experience, policyholder retention, and PRI’s overall financial position on its ability to maintain or grow its premium base;

xi)	Developments in financial and securities markets that could affect our investment portfolio and financing plans;
xii)	Risk factors associated with the impact of rising interest rates on the market value of our investments;
xiii)	Risk factors associated with the impact of rising interest rates on our interest costs associated with our long term debt;
xiv)	Rates, including rates on excess policies, being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
xv)
Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);

xvi)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits in connection with the administration of insurance claims;
xvii)	Business and financial risks associated with the unpredictability of court decisions;

xviii)	The loss of the services of any of our executive officers;
xix)
Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize deferred acquisition costs, deferred tax assets, goodwill and other deferred or intangible assets;

xx)	General economic conditions, either nationally or in our market areas, that are worse than expected;
xxi)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf; and
xxii)	Other risk factors discussed elsewhere within this Form 10-K for the year ended December 31, 2004.

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

We believe the critical accounting policies discussed in the remainder of this section of our MD&A affect our more significant judgments and estimates used in preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations, Financial Position and Liquidity and Capital Resources that follow. Information about the significant accounting policies we use in the preparation of our consolidated financial statements is included in Note 2, Significant Accounting Policies, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Liability for Losses and Loss Adjustment Expenses (“LAE”)
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is the largest liability of FPIC and represents the financial statement item most sensitive to estimation and judgment. Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $610.6 million and $549.8 million, or 96%, of our total consolidated liability for losses and LAE as of December 31, 2004 and 2003, respectively.

Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured claims and incidents as of the end of the period. The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”). IBNR primarily comprises provisions for LAE, losses under tail policies, and losses on covered extended reporting endorsements issued following the death, disability or retirement of claims-made insureds. Also implicit in loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. Because FPIC consistently settles its cases for amounts that are less than their individually estimated case reserves, this provision serves to offset the other loss and LAE reserve components.

Management sets the loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions, some of which are not strictly mathematical in nature. As of December 31, 2004, management utilized and integrated, within our loss and LAE reserves estimation process, calculations contained in an actuarial study performed by an independent actuarial firm. Our aggregate loss and LAE reserves as of December 31, 2004 are recorded at our best estimate, which is primarily based upon the independent actuarial study supplemented by additional considerations and assumptions by management. The independent actuarial firm’s reports on our reserves for the years ended December 31, 2004 and 2003 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.

The primary factors affecting our estimates of how much we will pay and therefore our reserve for insurance claims, defense and other related costs are:

•	Frequency and severity trends (numbers of claims and how much we will pay for each claim on average);
•	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment);
•	The timing or pattern of future payments;
•	The amount of defense cost we will pay for each claim or group of claims; and
•	Inflationary trends that are expected to bear on future loss and LAE payments.

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

In addition, due to the relatively small number of claims ultimately resulting in an indemnity payment and the average cost per claim, any change in the trends assumed in the ultimate values for these factors may be expected to result in a significant change in the reserve estimates. Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position. As an example, a 1% increase or decrease in carried reserves, net of reinsurance, as of December 31, 2004, would result in an after-tax addition or reduction in reported net income of approximately $1.9 million, or 7% of our consolidated net income for the year ended December 31, 2004. A typical range of reasonable values for MPL reserve estimates is considered to be as wide as 15%; thus, in addition to the performance of the business itself, our results of operations and financial position are very sensitive to our reserve estimates and judgments.

For additional information and data concerning our liability for losses and LAE see Management’s Discussion and Analysis of Financial Condition: December 31, 2004 Compared to December 31, 2003.

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

Goodwill
Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. (“FAS”) 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized through charges to income, but do continue to be subject to annual (or under certain circumstances more frequent) impairment testing based on estimated fair values.

During the first quarter of 2002, we performed transitional impairment testing required under the new standard and took a charge in the form of a cumulative effect of accounting change for $29.6 million, net of an income tax benefit, as of January 1, 2002.

We have obtained independent appraisals annually since the adoption of FAS 142, the most recent of which was performed as of December 31, 2004, which indicate that our goodwill and other intangible assets are fully recoverable. Our remaining goodwill of $18.9 million will continue to be subject to impairment testing through independent appraisal or otherwise at least annually, and potentially more often should a triggering event occur. A triggering event under FAS 142 might include such things as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

Investments
Our invested assets comprise our largest single asset class and consist mostly of investment securities with fixed maturities, including bonds and notes. Our fixed maturity investment securities are carried at their market values and accounted for $548.5 million and $528.6 million or 99% and 98% of our total investments, and 43% and 45% of our total assets, respectively as of December 31, 2004 and 2003. Unrealized gains or losses in their market values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive income.

There is an exception to the treatment noted above if and when an investment security considered to be available for sale is deemed to be other-than-temporarily impaired. An other-than-temporary impairment may occur when the market value of a security falls below its cost by a material amount for an extended period of time (generally one year but can be less under certain circumstances) or when other creditworthiness issues arise with regard to an issuer. If and when a security is deemed to be other-than-temporarily impaired it is written down to its estimated market value with a corresponding realized investment loss recognized in net income.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Our insurance subsidiaries are also subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states. In addition to standard assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. No special assessments were made in 2002, 2003 or 2004. In addition, we could become subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as hurricanes.

Revenue Recognition
Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and acquisition and maintenance costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write down of deferred acquisition costs and corresponding charge to income. In the event deferred acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

Claims administration and management fee revenues include management fees of the insurance management segment, which are determined by contract as a percentage of PRI’s direct premiums written for the calendar year. Such management fees are estimated, billed and earned monthly based upon the estimated or re-estimated direct premiums written of PRI for the calendar year.

  Consolidated Results of Operations -
Comparison for the Years Ended December 31, 2004 and 2003

NET INCOME for the year ended December 31, 2004 was $28.2 million, or $2.70 per diluted share, an increase of 70% and 58%, respectively, when compared with net income of $16.6 million, or $1.71 per diluted share, for the year ended December 31, 2003. All of our segments reported higher net income for 2004 compared with 2003. Significantly improved underwriting results and lower interest costs on our long term debt in 2004 mainly contributed to the growth in insurance segment net income. Growth in premiums written by PRI for 2004 contributed to growth in insurance management revenues and net income.

TOTAL REVENUES for the year ended December 31, 2004 increased $35.1 million, or 17%, to $236.8 million from $201.7 million for the year ended December 31, 2003. The increase in total revenues for the year 2004 is primarily due to higher net premiums earned as the result of rate increases and lower ceded reinsurance premiums in our insurance segment and higher claims administration and management fees in our insurance management segment associated with growth in written premiums at PRI. Net investment income also increased for the year 2004 primarily resulting from growth in our fixed income securities arising from growth in our insurance invested assets. Net realized investment gains also increased for the year 2004.

TOTAL EXPENSES for the year ended December 31, 2004 increased $15.7 million, or 9%, to $191.4 million from $175.7 million for the year ended December 31, 2003. The increase in total expenses for the year 2004 is primarily due to higher other underwriting expenses at our insurance segment and claims administration and management expenses at our insurance management segment. Our GAAP underwriting (combined) ratio improved to 92% for 2004 from 98% for 2003. Other underwriting expenses increased for the year primarily due to lower ceding commissions associated with lower ceded premiums earned, resulting from the terminations of a large reinsurance agreement and fronting programs. Claims administration and management expenses were higher as a result of growth in premiums written by PRI and the related growth in insurance management revenues and operations. Offsetting these higher expenses were lower borrowing costs (interest plus the costs of related hedging instruments) on our debt. We also incurred charges of $2.5 million, in 2003, to unwind interest rate swap agreements, which did not recur during 2004. Income tax expense was higher for 2004 when compared to 2003 primarily due to higher taxable income. Income tax expense for 2004 also includes a small provision for income tax contingencies identified in a current Internal Revenue Service (“IRS”) examination.

  Comparison for the Years Ended December 31, 2003 and 2002

Net income for the year ended December 31, 2003 was $16.6 million, or $1.71 per diluted share, an increase of 11% and 8%, respectively, when compared with income before accounting change of $14.9 million, or $1.58 per diluted share for the year ended December 31, 2002. All three of our business segments were profitable in 2003. The year 2003 was the third year in a row of significant improvements in insurance pricing. In addition, our insurance management and third party administration (“TPA”) segments reported improved profits.

Total revenues for the year ended December 31, 2003 decreased $20.2 million, or 9%, to $201.7 million from $221.9 million for the year ended December 31, 2002. Total expenses for the year ended December 31, 2003 decreased $22.4 million, or 11%, to $175.7 million from $198.1 million for the year ended December 31, 2002. Most of the decline in our revenues and expenses in 2003 when compared with 2002 was the result of growth management initiatives we put in place in 2002, designed to level the amount of growth in our policyholder counts and significant additional ceded reinsurance coverage following an unprecedented period of growth at our insurance subsidiaries in 2001 and 2002. Our MPL insurance markets hardened significantly since 2000. Net investment income was also lower in 2003. While the equity markets recovered in 2003, interest rates fell to record lows for the third straight year, although rates did recover somewhat by the end of 2003 and exceeded 2002 year end levels.

Insurance Segment Results and Selected Other Information

Our insurance segment is made up of FPIC’s four insurance subsidiaries. Holding company operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention devoted to the segment.

During 2003, we completed the integration of Anesthesiologists Professional Assurance Company (“APAC”) operations and transitioned the management of APAC and Intermed Insurance Company (“Intermed”) into First Professionals Insurance Company, Inc. (“First Professionals”).  During the fourth quarter 2003, we negotiated and completed the commutation of our reinsurance with Gerling Global Reinsurance Corporation of America (“Gerling”).  We also negotiated our primary excess of loss reinsurance program renewal for 2004 at a reduced cost for the first time in several years. Finally, we played an active part in tort reform on behalf of our policyholders, as well as the healthcare economy and the citizens of the State of Florida.

Due to recent increases in profitability and the growing equity and statutory surplus of our insurance businesses, we terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004. With this termination, business is no longer ceded under the agreement beginning with business written and renewed in the third quarter of 2004. The business already ceded through June 30, 2004, will continue to be subject to the agreement as it runs off.

Financial and selected other data of our insurance segment for the years ended December 31, 2004, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	2004	Percentage Change	2003	Percentage Change	2002
Direct and assumed premiums written	$312,728	-8%	340,741	-1%	344,727
Net premiums written	$192,532	35%	143,134	2%	140,248

Net premiums earned	$149,676	14%	131,665	-13%	151,684
Net investment income	20,627	13%	18,285	-12%	20,793
Commission income	—	0%	—	-100%	8
Net realized investment gains	3,867	88%	2,052	-56%	4,688
Finance charges and other income	637	-33%	945	-24%	1,251
Intersegment revenues	286	1%	284	21%	235
Total revenues	175,093	14%	153,231	-14%	178,659

Net losses and LAE	125,172	5%	118,974	-15%	139,571
Other underwriting expenses	12,527	33%	9,443	-44%	16,867
Interest expense on debt	2,564	-56%	5,886	24%	4,762
Other expenses	7,432	36%	5,445	241%	1,596
Intersegment expenses	2,864	-33%	4,291	26%	3,414
Total expenses	150,559	5%	144,039	-13%	166,210

Income from operations before income taxes	24,534	167%	9,192	-26%	12,449

Less: Income tax expense	8,262	246%	2,389	-43%	4,162

Net income	$16,272	139%	6,803	-18%	8,287

	2004	Percentage Change	2003	Percentage Change	2002
Selected Direct Professional Liability Claims Information:
Net paid losses and LAE on professional liability claims	$119,305	6%	112,443	22%	92,497

Average net paid loss per professional liability claim with indemnity payment	$194	-9%	213	16%	184

Total professional liability claims and incidents reported during the period	2,189	-29%	3,063	-4%	3,191

Total professional liability claims with indemnity payment	350	24%	283	-3%	293

Total professional liability claims and incidents closed without indemnity payment	2,162	10%	1,965	-7%	2,104

Total professional liability claims and incidents that remained open	5,145	-7%	5,507	18%	4,676

Professional Liability Policyholders Information:
Medical professional liability policyholders (excludes fronting arrangements)	14,047	1%	13,919	-8%	15,117
Legal professional liability policyholders	—	0%	—	-100%	1,798
Total professional liability policyholders	14,047	1%	13,919	-18%	16,915

Professional liability policyholders under fronting arrangements	111	-95%	2,136	-53%	4,544

INSURANCE NET INCOME increased 139% to $16.3 million for the year ended December 31, 2004 from $6.8 million for the year ended December 31, 2003. The increase in net income was primarily the result of increases in net premiums earned driven by rate increases implemented during 2003 and declines in the proportion of our premiums ceded to reinsurers as a result of the lower cost of our excess of loss reinsurance program, and lower interest costs related to debt and intersegment expenses. Partially offsetting these developments were a reduction in ceding commissions and an increase in other underwriting expenses. The decrease in ceding commissions resulted from the elimination of further cessions under the Hannover Re net account quota share reinsurance agreement as of July 1, 2004. The increase in other underwriting expenses was driven by the cancellation of fronting programs and an increase in corporate expenses associated with Sarbanes-Oxley compliance. Other expenses increased due to growth in finance charges associated with the Hannover Re net account quota share reinsurance agreement.

Insurance net income decreased 18% to $6.8 million for the year ended December 31, 2003 from $8.3 million for the year ended December 31, 2002. The decrease in net income was the result of lower net realized investment gains, lower net investment income, higher debt-related costs, and higher net intersegment expenses, comprised mainly of commissions payable to the insurance management segment. The holding company, which is grouped with the insurance segment for reporting purposes, incurred debt-related costs of $1.5 million after-tax ($2.5 million before-tax) during 2003 as a result of unwinding interest rate swap agreements in the second and fourth quarters in connection with the repayment and retirement of our term loan and revolving credit facility. Our improved underwriting margin (defined as net premiums earned less net losses and LAE and other underwriting expenses) of $4.9 million after-tax was mostly attributable to pricing improvements. Approximately $1.3 million of the after-tax improvement in 2003 was attributable to the Hannover Re net account quota share reinsurance agreement.

DIRECT and ASSUMED PREMIUMS WRITTEN decreased 8% to $312.7 million for the year ended December 31, 2004 from $340.7 million for the year ended December 31, 2003. The decrease in direct and assumed premiums written is primarily attributable to our planned exits from fronting programs and non-core states. We began exiting our fronting programs in 2002 to free up capacity for our core MPL business and all of our previous programs are now in run-off. Also contributing to the decrease was the non-renewal of the excess of loss reinsurance treaty under which First Professionals assumed reinsurance from PRI. Direct premiums written for the year ended December 31, 2004 excluding premiums under fronting programs increased 2% to $273.3 million for the year ended December 31, 2004 from $268.5 million for the year ended December 31, 2003. The increase in direct premiums written excluding premiums under fronting programs reflects a combination of factors including increased insurance rates offset by an overall shift in the mix of policies written and renewed, primarily by First Professionals, towards lower limits of coverage. The total number of MPL insurance policyholders increased 1% to 14,047 at December 31, 2004 from 13,919 at December 31, 2003. The 1% net increase in the number of policyholders was comprised of an increase in First Professionals policyholders in Florida of 1,272, or 13%, offset by reductions in policyholders at Intermed and in non-core states totaling 1,144 during 2004.

Direct and assumed premiums written decreased 1% to $340.7 million for the year ended December 31, 2003 from $344.7 million for the year ended December 31, 2002. The small decrease primarily reflects the offsetting trends of price improvements at all our insurance companies and growth in our core MPL book of business in Florida, offset by lower premiums on fronted business and legal professional liability business and lower MPL premiums in certain other states.

NET PREMIUMS WRITTEN increased 35% to $192.5 million for the year ended December 31, 2004 from $143.1 million for the year ended December 31, 2003. Approximately $33.9 million, or 69%, of the $49.4 million increase in net premiums written for 2004 was the result of the termination of the Hannover Re net account quota share reinsurance agreement, effective June 30, 2004. First Professionals had been ceding 50% of its direct MPL insurance premiums under this reinsurance agreement. In addition to the factors affecting direct premiums, lower reinsurance costs in 2004 as compared with 2003 under the excess of loss reinsurance program also contributed to higher net premiums written.

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

NET PREMIUMS EARNED increased 14% to $149.7 million for the year ended December 31, 2004 from $131.7 million for the year ended December 31, 2003. The termination of the Hannover Re net account quota share reinsurance agreement, accounted for approximately $11.6 million, or 64%, of the $18.0 million increase in net premiums earned for 2004. The remaining increase in net premiums earned is primarily due to the effects of pricing improvements at First Professionals, APAC and Intermed, which have all implemented significant rate increases in recent years. Partially offsetting these increases in net premiums earned was a reduction in assumed premiums earned due to the non-renewal of the excess of loss reinsurance treaty between First Professionals and PRI.

Net premiums earned decreased 13% to $131.7 million for the year ended December 31, 2003 from $151.7 million for the year ended December 31, 2002. The decline in net premiums earned for 2003 is the result of ceded premiums earned under the Hannover Re net account quota share reinsurance agreement. Excluding the effect of ceded premiums earned under the Hannover Re net account quota share reinsurance agreement, net premiums earned increased $19.1 million primarily due to the effects of price increases. The positive effects of price increases were, in turn, offset by an 18% reduction in the total number of professional liability insurance policyholders from 16,915 at December 31, 2002 to 13,919 at December 31, 2003. Of this decline, the sale of the renewal rights to the Interlex legal professional liability book of business in 2002 accounted for approximately 1,800 fewer policies. The remaining decline occurred in non-core states and in Missouri as capacity was freed up with a view towards using it for First Professionals’ core MPL business in Florida. The declines in Missouri were expected as we implemented a very large rate increase in 2003.

Our investment revenues, which are comprised of NET INVESTMENT INCOME and NET REALIZED INVESTMENT GAINS AND LOSSES, increased 20% to $24.5 million for the year ended December 31, 2004 from $20.3 million for the year ended December 31, 2003. Net investment income increased primarily as a result of recent growth in our fixed income investment portfolio corresponding with increases in our insurance business.  Net realized investment gains increased primarily as a result of lower other-than-temporary impairments in 2004 when compared with 2003.  During 2003 we recognized losses of $5.3 million for other-than-temporary impairments of two private equity holdings, of which $4.5 million was related to our investment in American Professional Assurance Ltd. (“APAL”).  In 2004 we recognized an additional other-than-temporary impairment of $0.8 million related to our investment in APAL.  With the recognition of this impairment, we have written our investment in APAL down to $0.  Net realized investment gains in 2004 also included a gain of $2.1 million related to the sale of an investment in a limited partnership.

Our investment revenues decreased 20% to $20.3 million for the year ended December 31, 2003 from $25.5 million for the year ended December 31, 2002. Net investment income declined primarily as the result of the prolonged status of prevailing interest rates at historically low levels. As a result, current funds were primarily invested in fixed income securities with shorter maturities and durations and we maintained significant short-term invested cash. While these holdings reduce our exposure to losses should the interest environment change and rates begin to rise, they also produce lower current income. Net realized investment gains decreased due to charges of $5.3 million for other-than-temporary impairments of two private equity holdings, including $4.5 million related to our investment in APAL.

NET LOSSES AND LAE INCURRED increased 5% to $125.2 million for the year ended December 31, 2004 from $119.0 million for the year ended December 31, 2003. The increases in our net losses and LAE incurred relative to net premiums earned and corresponding decrease in our loss ratio reflects pricing and other improvements in our insurance business and the resulting improvement in our underwriting results. Our loss and LAE ratios (defined as the ratio of net losses and LAE incurred to net premiums earned) were 84% and 90% for the years ended December 31, 2004 and 2003, respectively.

Net losses and LAE incurred decreased 15% to $119.0 million for the year ended December 31, 2003 from $139.6 million for the year ended December 31, 2002. Net losses and LAE incurred for 2003 decreased $31.9 million, or 23%, as a result of ceded losses and LAE under the Hannover Re net account quota share reinsurance agreement. Excluding the effect of ceded losses and LAE under the Hannover Re net account quota share reinsurance agreement, net losses and LAE for 2003 increased $11.3 million, or 6%, which was primarily due to increased losses at Intermed and APAC in 2003. Our loss and LAE ratios were 90% and 92% for the years ended December 31, 2003 and 2002, respectively. The negative effects on the loss and LAE ratios of our smaller companies were offset to a significant extent by improvement in the losses and LAE incurred relative to net premiums earned at First Professionals. In addition to being much larger than Intermed and APAC, First Professionals began implementing significant pricing improvements earlier and has done so over a longer period.

SELECTED DIRECT PROFESSIONAL LIABILITY INSURANCE CLAIMS DATA
Net paid losses and LAE on professional liability claims increased 6% to $119.3 million for the year ended December 31, 2004 from $112.4 million for the year ended December 31, 2003 and increased 22% to $112.4 million for the year ended December 31, 2003 from $92.5 million for the year ended December 31, 2002. These increases were generally to be expected and consistent with recent growth in our insurance business, considering the inherent time lag until the related claims are settled and closed. The average net paid loss per professional liability claim with indemnity payment for calendar year 2004 declined 9% to $0.19 million from $0.21 million for calendar year 2003. The decrease is primarily the result of increased reinsurance coverage on claims settled and paid during 2004, including ceded losses under the Hannover Re net account quota share reinsurance agreement.

Newly reported claims and incidents were down significantly (29%) in 2004 when compared with 2003. A portion of these declines relates to a speed up in claims reporting experienced during 2003. This resulted in a higher than usual number of claims reported in 2003, as plaintiffs’ attorneys accelerated case filings to precede the effective date of tort reform legislation passed in Florida in the fall of 2003 followed by lower than usual reported claims in subsequent periods.

The number of claims with an indemnity payment (“CWIP”) during 2004 increased 24% from the number of CWIP in 2003. The percentage of CWIP to all closed claims for 2004 was 14%, or 1 percentage point higher than the 2003 CWIP percentage of 13%. While our 2004 and 2003 CWIP percentages are higher than 2002’s CWIP percentage of 12%, the 2002 through 2004 percentages are significantly lower than the CWIP percentages for 2000 and 2001, which were 20% and 18%, respectively. This significant improvement is largely the result of a harder claims philosophy and related management initiatives implemented beginning in 2001. We also believe that the application of disciplined underwriting and risk selection criteria have helped minimize claims.

OTHER UNDERWRITING EXPENSES increased 33% to $12.5 million for the year ended December 31, 2004 from $9.4 million for the year ended December 31, 2003. The increase in other underwriting expenses is primarily the result of recent growth in our insurance business and a decrease in ceding commissions resulting from the elimination of cessions under the Hannover Re net account quota share reinsurance agreement during the third quarter of 2004. Also contributing to the 2004 increase were direct costs associated with compliance with the Sarbanes-Oxley Act of 2002 of approximately $1.5 million and lower ceding commissions under reinsurance agreements.

Other underwriting expenses decreased 44% to $9.4 million for the year ended December 31, 2003 from $16.9 million for the year ended December 31, 2002. The decrease in other underwriting expenses is primarily due to the ceding commissions under the Hannover Re net account quota share reinsurance agreement, which is a credit to other underwriting expenses. The ceding commission increased $9.9 million to $23.1 million for the year ended December 31, 2003 from $13.2 million for the year ended December 31, 2002.

INTEREST EXPENSE ON DEBT decreased 56% to $2.6 million for the year ended December 31, 2004 from $5.9 million for the year ended December 31, 2003. The significant decrease in interest expense on debt for 2004 is primarily due to the retirement of our former bank debt during 2003, which carried higher total borrowing costs, through refinancing in the form of private issuances of long term debt securities and by repayment using internally generated funds. Included in interest expense on debt for 2003 are charges of $2.5 million related to the unwinding of swap agreements associated with our former bank debt.

Interest expense on debt increased 24% to $5.9 million for the year ended December 31, 2003 from $4.8 million for the year ended December 31, 2002. The increase in interest expense on debt is primarily due to charges of $2.5 million in 2003 to unwind swap agreements associated with the pay down and retirement of our former bank credit facility. This was offset by the lower total borrowing costs, as compared with the former bank credit facility, of FPIC’s newly issued junior subordinated debentures and unsecured senior notes and the recapture of the amortization of unrealized losses of previous interest rate swap agreements.

Finance charges associated with funds withheld under the Hannover Re net account quota share reinsurance agreement are included in OTHER EXPENSES and were $7.2 million, $4.5 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Growth in these finance charges contributed to the increase in other expenses and is due to the growth in the amount of funds withheld for business ceded under this agreement through June 30, 2004. As discussed elsewhere, we exercised our option to terminate future cessions under the agreement effective July 1, 2004.

INCOME TAXES increased 246% to $8.3 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. Income tax expense was relatively higher for 2004 compared to 2003 primarily due to higher taxable income. Income tax expense for 2004 also includes a $0.8 million provision for income tax contingencies identified in a current IRS examination. We also incurred additional state income taxes in 2004 from the amendment of certain prior year state income tax returns.

Income taxes decreased 43% to $2.4 million for the year ended December 31, 2003 from $4.2 million for the year ended December 31, 2002. The decrease in income tax expense for 2003 is primarily due to the decrease in income before income taxes and cumulative effect of accounting change when compared with the prior year and additional tax expense recognized in 2002 associated with the examination of FPIC’s 1998 and 1999 Federal income tax returns by the IRS.

HANNOVER RE NET ACCOUNT QUOTA SHARE REINSURANCE AGREEMENT
The results of our insurance segment include the effects of a significant net account quota share reinsurance agreement with the Hannover Re companies. Amounts ceded under the Hannover Re net account quota share reinsurance agreement for the years ended December 31, 2004, 2003 and 2002 are summarized in the table below. Dollar amounts are in thousands.

	2004	Percentage Change	2003	Percentage Change	2002
Ceded premiums written	$(50,357)	40%	(84,255)	1%	(85,531)

Ceded premiums earned	$(75,675)	13%	(87,256)	-81%	(48,179)
Ceded losses and LAE incurred	$57,538	-19%	70,967	82%	39,025
Ceded other underwriting expenses	$22,710	3%	22,065	73%	12,767
Net increase in underwriting margin	$4,573	-21%	5,776	60%	3,613

Other expenses	$(7,152)	-59%	(4,492)	-318%	(1,075)

Net (decrease) increase in income from operations before income taxes	$(2,579)	-301%	1,284	-49%	2,538

Net (decrease) increase in net income	$(1,582)	-301%	789	-49%	1,559

Insurance Management Segment Results and Selected Other Information

Our insurance management segment is made up of FPIC’s New York subsidiaries. Effective July 1, 2004, operations of Administrators For The Professions, Inc.’s (“AFP”) wholly owned subsidiary, Physicians Reciprocal Managers, Inc. (“PRM”), commenced as the administrator and attorney-in-fact of Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”). PaPRI is an insurance exchange domiciled in Pennsylvania. It was formed to take the place of the unrelated fronting carrier that previously had underwritten, and ceded as reinsurance to PRI, medical professional liability insurance program business in Pennsylvania. PaPRI commenced underwriting the Pennsylvania program business effective July 1, 2004. PaPRI is not a subsidiary of PRM, AFP or FPIC. As an insurance exchange, the organization of PaPRI is similar to that of a mutual insurance company. PaPRI is also not a subsidiary of PRI, but received its initial capitalization in the form of a subordinated surplus note from PRI.

Financial and selected other data for the insurance management segment for the years ended December 31, 2004, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	2004	Percentage Change	2003	Percentage Change	2002
Claims administration and management fees	$39,100	47%	26,582	9%	24,341
Net investment income	126	9%	116	-18%	141
Commission income	6,193	13%	5,496	47%	3,732
Other income	197	110%	94	13%	83
Intersegment revenues	2,914	-32%	4,316	28%	3,381
Total revenues	48,530	33%	36,604	16%	31,678

Claims administration and management expenses	29,193	37%	21,241	4%	20,518
Other expenses	213	0%	213	-14%	248
Total expenses	29,406	37%	21,454	3%	20,766

Income from operations before income taxes, minority interest and cumulative effect of accounting change	19,124	26%	15,150	39%	10,912

Less: Income tax expense	8,006	29%	6,217	39%	4,463

Income from operations before minority interest and cumulative effect of accounting change	11,118	24%	8,933	39%	6,449

Less: Minority interest	248	164%	94	-45%	172

Income from operations before cumulative effect of accounting change	10,870	23%	8,839	41%	6,277

Less: Cumulative effect of accounting change	—	0%	—	-100%	24,363

Net income (loss)	$10,870	23%	8,839	149%	(18,086)

Selected Information Regarding Management of PRI and PaPRI:
Reciprocal premiums written under management	$297,836	45%	205,557	10%	186,924
Reciprocal statutory assets under management	$973,141	13%	860,463	5%	821,396
Professional liability policyholders under management	12,006	8%	11,149	6%	10,547

 INSURANCE MANAGEMENT NET INCOME increased 23% to $10.9 million for the year ended December 31, 2004 from $8.8 million for the year ended December 31, 2003. The increase is primarily due to higher management fees. The growth in management fees was the result of growth in premiums written at PRI, a significant portion of which was due to the acquisition of two new institutional clients, and higher insurance premiums placed by Professional Medical Administrators (“PMA”) under a PRI professional liability insurance program. The new institutional clients were acquired in the first and third quarters of 2004. Partially offsetting the positive effect of higher revenues on net income were higher claims administration and management expenses.

Insurance management net income increased 41% to $8.8 million for the year ended December 31, 2003 from income before cumulative effect of accounting change of $6.3 million for the year ended December 31, 2002. The increase in insurance management net income for the year ended December 31, 2003 was primarily due to higher management fees, commission income and intersegment revenues. The growth in these revenues was the result of growth in premiums written at PRI and higher ceded premiums at PRI and our insurance companies for which FPIC Intermediaries receives commissions. Intersegment revenues primarily relate to commission income from First Professionals for the placement of reinsurance and the management of the Pennsylvania fronting program. These amounts are eliminated in the consolidated financial statements.

The insurance management segment recorded a transitional impairment charge of $24.4 million, after income taxes, during the first quarter of 2002, as a result of the adoption of FAS 142.  This transitional impairment charge is accounted for as a cumulative effect of accounting change.  The non-cash transitional impairment charge primarily reflects certain intangibles and synergies, which, in our opinion, are opportunistic in nature and carry a significant degree of uncertainty; therefore, we treated these intangibles conservatively in the valuation required by FAS 142.

CLAIMS ADMINISTRATION AND MANAGEMENT FEES earned by the insurance management segment are mainly comprised of management fees from PRI. In accordance with the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written. As such, increases in the direct premiums written by PRI result in a corresponding increase in management fees earned by AFP.

Claims administration and management fees increased 47% to $39.1 million for the year ended December 31, 2004 from $26.6 million for the year ended December 31, 2003. The increase in claims administration and management fees is due to a corresponding increase in direct written premiums by PRI. Two new institutional clients have added approximately $56 million to PRI’s 2004 annual written premiums. The addition of these new accounts had the effect of increasing AFP’s management fee revenue by $7.3 million for the year ended December 31, 2004. Subsequent to entering into the agreement with PRI, certain physicians of one of the institutional clients decided to self insure. The effect of these cancellations is reflected in the fourth quarter. Also, PRM commenced operations effective July 1, 2004 and had management fee revenues of $0.9 million for the year ended December 31, 2004.

Claims administration and management fees increased 9% to $26.6 million for the year ended December 31, 2003 from $24.3 million for the year ended December 31, 2002. The increase in claims administration and management fees is due to a corresponding increase in direct written premiums by PRI.

COMMISSION INCOME increased 13% to $6.2 million for the year ended December 31, 2004 from $5.5 million for the year ended December 31, 2003. The increase in commission income earned in 2004 is primarily the result of an increase in insurance premiums placed by PMA under a PRI professional liability insurance program.

Commission income increased 47% to $5.5 million for the year ended December 31, 2003 from $3.7 million for the year ended December 31, 2002. The increase in commission income in 2003 is primarily due to increases in brokerage commissions earned by FPIC Intermediaries from third party reinsurers for the placement of reinsurance and by PMA based on growth in the insurance program it manages for PRI in Pennsylvania. FPIC Intermediaries’ brokerage commissions are determined as a percentage of reinsurance premiums ceded and have increased significantly as the underlying ceded premiums have grown at both our insurance subsidiaries and PRI, for which FPIC Intermediaries participates in the placement of reinsurance. In addition, commission income of approximately $0.5 million was recognized in 2002 as a result of a brokerage fee earned from Hannover Re related to the placement of our net account quota share reinsurance agreement.

CLAIMS ADMINISTRATION AND MANAGEMENT EXPENSES increased 37% to $29.2 million for the year ended December 31, 2004 from $21.2 million for the year ended December 31, 2003. The increase in claims administration and management expenses is due to the increase in operating expenses at AFP and commission expenses at PMA. The increase in operating expenses at AFP is primarily the result of the growth of PRI’s business. The increase in commission expenses at PMA was associated with an increase in premiums written and placed under a PRI professional liability insurance program. Also contributing to the increase in claims administration and management expenses for the year ended December 31, 2004 were direct costs associated with compliance with the Sarbanes-Oxley Act of 2002 of approximately $1.0 million.

Claims administration and management expenses increased 4% to $21.2 million for the year ended December 31, 2003 from $20.5 million for the year ended December 31, 2002. The increase is due to the combination of an increase in operating expenses at AFP to manage growth at PRI and an increase in operating and commission expenses at PMA associated with an increase in premiums written and placed on behalf of PRI.

TPA Segment Results and Selected Other Information

  Our TPA segment represents the business of our subsidiary Employers Mutual, Inc. Financial and selected other data for our TPA segment for the years ended December 31, 2004, 2003 and 2002 is summarized in the table below. Dollar amounts are in thousands.

	2004	Percentage Change	2003	Percentage Change	2002
Claims administration and management fees	$14,146	-1%	14,313	13%	12,693
Net investment income	6	-54%	13	-70%	43
Commission income	2,232	3%	2,162	-13%	2,475
Other income	—	-100%	1	-88%	8
Intersegment revenues	—	-100%	25	-70%	83
Total revenues	16,384	-1%	16,514	8%	15,302

Claims administration and management expenses	14,336	-1%	14,539	0%	14,496
Intersegment expenses	336	1%	334	17%	285
Total expenses	14,672	-1%	14,873	1%	14,781

Income from operations before income taxes and cumulative effect of accounting change	1,712	4%	1,641	215%	521

Less: Income tax expense	673	-5%	711	240%	209

Income from operations before cumulative effect of accounting change	1,039	12%	930	198%	312

Less: Cumulative effect of accounting change	—		—		5,215

Net income (loss)	$1,039	12%	930	119%	(4,903)

Selected TPA Segment Customer Data:
Covered lives under employee benefit programs	58,701	-45%	106,927	-2%	109,171
Covered lives under workers compensation programs	25,075	-35%	38,400	1%	38,100

TPA NET INCOME increased 12% to $1.0 million for the year ended December 31, 2004 from $0.9 million for the year ended December 31, 2003. The increase is primarily due to an increase in commission income and a decrease in claims administration and management expenses. The increase in commission income is due to an increase in brokerage income from the placement of excess insurance arrangements on behalf of self-insured property and casualty clients. The TPA segment has experienced a decrease in covered lives under the employee benefits and worker compensation programs it administers, but the segment has substantially offset the decrease with higher revenues per program and new business.

TPA net income increased 198% to $0.9 million for the year ended December 31, 2003 when compared with income before cumulative effect of accounting change of $0.3 million for the year ended December 31, 2002. The increase is primarily due to higher claims administration fees and improved operating margins. Growth in the number of covered members serviced by the ambulance service organization to which we provide administrative services along with cost savings and productivity initiatives helped improve our margins in 2003.

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

See Note 20, Subsequent Event, to the consolidated financial statements for disclosure of the definitive agreement to sell the TPA segment's employee benefits administration business.

 Management’s Discussion and Analysis of Financial Condition -
 December 31, 2004 Compared to December 31, 2003

INVESTMENTS AND CASH AND CASH EQUIVALENTS increased $61.3 million to $684.0 million as of December 31, 2004 from $622.7 million as of December 31, 2003. The net increase is primarily the result of net cash flows from operating activities associated with recent growth at our insurance and insurance management segments.

PREMIUMS RECEIVABLE decreased $7.0 million to $94.3 million as of December 31, 2004 from $101.3 million as of December 31, 2003. The decrease in premiums receivable is primarily the result of a decrease in premiums written under fronting programs. We terminated the last of our fronting programs as of June 30, 2004. The reduction in policyholders and resulting decrease in premiums written at Intermed also contributed to the decrease in premiums receivable.

Our reinsurance assets, REINSURANCE RECOVERABLE ON PAID LOSSES and DUE FROM REINSURERS ON UNPAID LOSSES, increased in 2004 primarily as the result of the continuing effects of growth in our insurance premiums. Approximately $34.9 million of the increase in due from reinsurers on unpaid losses is attributable to the net account quota share reinsurance agreement with Hannover Re under which loss and LAE reserves are ceded. CEDED UNEARNED PREMIUMS decreased in 2004. Approximately $25.3 million of the reduction is due to a decrease in ceded unearned premiums under the Hannover Re net account quota share reinsurance agreement. As discussed under Results of Operations, we terminated future cessions under this agreement effective July 1, 2004.

In keeping with our growth management strategy, we terminated all of our fronting programs as of June 30, 2004. Therefore, we expect the insurance assets and liabilities associated with former fronting programs to decline in the future as the underlying business runs off.

OTHER ASSETS increased $9.7 million as of December 31, 2004. The increase is primarily the result of growth in management fees receivable corresponding with the growth in business at PRI and deposits paid in the course of the implementation of a new policy administration system. Other assets also increased as a result of sale transactions involving investment securities, which were entered into prior to December 31, 2004, but for which settlements occurred in January 2005.

The LIABILITY FOR LOSSES AND LAE increased $60.6 million to $635.1 million as of December 31, 2004 from $574.5 million as of December 31, 2003. The increase is mostly attributable to recent growth in our core MPL insurance business.

A loss and LAE reserve study as of December 31, 2004, was performed by an independent actuarial firm.  The independent actuarial firm calculated aggregate point estimates and estimated ranges of reasonable values around the point estimates for FPIC's aggregate loss and LAE reserves, gross and net of reinsurance. As discussed more fully below, management has utilized the calculations made by the independent actuarial firm along with other relevant considerations in forming its best estimate of FPIC's reserves. The estimated range of values as determined by the independent actuarial firm around our carried reserves, net of reinsurance, was $259.9 million to $310.4 million. Our carried reserves, net of reinsurance, of $301.7 million ($635.1 million gross, less related reinsurance recoverables of $333.4 million), as of December 31, 2004, were approximately 6% higher than our independent actuarial firm’s respective point estimate and within the upper end of the range.

The following table sets forth (in thousands) the development of our liability for losses and LAE, net and gross of reinsurance, for the 10-year period preceding the year ended December 31, 2004(1):

Year Ended December 31,	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Balance Sheet Liability	$143,415	155,318	161,124	173,971	200,763	214,692	223,597	238,073	272,007	298,763	301,699

Re-estimated Liability As of:
One Year Later	129,472	140,322	146,009	159,639	182,208	221,212	232,208	240,489	272,489	299,236
Two Years Later	114,193	116,151	127,529	142,369	182,498	222,281	231,617	250,079	288,193
Three Years Later	90,666	106,937	112,770	141,850	183,389	221,270	238,823	273,247
Four Years Later	86,154	104,684	106,557	140,707	183,491	231,870	255,608
Five Years Later	87,807	103,402	105,949	141,437	192,612	231,814
Six Years Later	85,881	103,454	106,825	144,379	189,440
Seven Years Later	85,854	104,326	109,683	143,288
Eight Years Later	86,710	105,691	110,122
Nine Years Later	85,378	104,350
Ten Years Later	85,389

Cumulative Paid As of:
One Year Later	28,701	35,562	33,103	49,697	76,291	91,269	95,890	96,496	89,044	105,719
Two Years Later	52,832	60,464	62,612	90,165	121,199	152,862	163,850	162,880	177,369
Three Years Later	63,738	78,291	88,649	115,336	153,200	185,126	200,792	214,771
Four Years Later	73,296	94,882	98,027	127,774	168,522	206,430	222,968
Five Years Later	82,840	100,294	102,355	134,272	179,504	216,837
Six Years Later	85,047	102,122	105,689	137,564	184,232
Seven Years Later	85,221	103,310	106,251	139,644
Eight Years Later	86,184	103,053	107,962
Nine Years Later	85,376	103,941
Ten Years Later	85,357

Redundancy / (Deficiency)	$58,026	50,968	51,002	30,683	11,323	(17,122)	(32,011)	(35,174)	(16,186)	(473)
% Redundancy / (Deficiency)	40.5%	32.8%	31.7%	17.6%	5.6%	-8.0%	-14.3%	-14.8%	-6.0%	-0.2%
Gross liability-end of year	$152,268	164,506	172,738	188,086	242,377	273,092	281,295	318,483	440,166	574,529	635,118
Reinsurance recoverables-end of year	8,853	9,188	11,614	14,115	41,614	58,400	57,698	80,410	168,159	275,766	333,419
Net liability-end of year	$143,415	155,318	161,124	173,971	200,763	214,692	223,597	238,073	272,007	298,763	301,699
Gross re-estimated liability-latest	$95,917	115,039	119,168	160,091	218,426	286,128	336,578	388,898	503,720	577,682
Reinsurance recoverables-latest	10,528	10,689	9,046	16,803	28,986	54,314	80,970	115,651	215,527	278,445
Net re-estimated liability-latest	$85,389	104,350	110,122	143,288	189,440	231,814	255,608	273,247	288,193	299,237

(1)Data presented in this table represents consolidated information of all our insurance subsidiaries commencing from their respective dates of acquisition. Data presented from 1994 to 1997 reflects only First Professionals’ liability for losses and LAE. The 1998 year reflects losses and LAE data for First Professionals and APAC. The data presented from 1999 to 2004 reflects all of FPIC’s current insurance subsidiaries.

The top portion of the preceding table ending with the subtotal “Redundancy / (Deficiency)” demonstrates how our net loss and LAE reserves as of the end of each of the last ten calendar years compares with net paid losses and re-estimates of those net reserves after the end of each of these years. A net redundancy means that the reserves carried as of the end of that particular calendar year (including reserves on claims still open, if any) have developed downward. When reserves develop downward, this means that we now believe we will have to pay less for these claims than we had previously set aside in reserves. A net deficiency means that the reserves have been increased since the end of the calendar year. This means that we now believe we will have to pay more for these claims than we previously set aside in reserves. For example, the table indicates that the cumulative net reserves carried at the end of calendar years 1994 through 1998 have been higher than subsequent payments and re-estimates. In contrast, the cumulative net reserves at the end of calendar years 1999 through 2003 have been increased from amounts initially carried as of the end of each of these years.

In 2003, we increased our net reserves for the years 1999 through 2001 primarily in recognition of higher severity than initially assumed, particularly in Missouri. As of December 31, 2004, we increased our net allocated loss adjustment expense (“ALAE”) reserves for calendar years 1999 through 2003, which resulted in additional upward development in reserves for years 1999 through 2001. The higher ALAE reserves are the result of our harder claims philosophy, under which we began taking more cases to trial in 2001. We also experienced some upward development in loss experience on corporate policy endorsements and on business in non-core states and increased our 2000 and 2001 reserves.

Despite higher ALAE and other upward development for years 1999, 2000 and 2001, our loss experience and outlook overall has improved significantly in the most recent years. Improvements in our loss experience resulting from claims and underwriting initiatives we’ve implemented since 2001 have essentially met or exceeded our estimates for years since 2002.  Accordingly, the upward development in 1999 through 2001 net reserves has been substantially offset by downward development in reserves for years 2002 and 2003 resulting in relatively immaterial net development for all years prior to 2004 combined.

The bottom portion of the preceding table presents the original cumulative gross reserves, reinsurance recoverables and net reserves as of the end of each calendar year together with summaries of the corresponding latest cumulative re-estimated amounts as of December 31, 2004. The effects on our results of operations of a cumulative redundancy or deficiency in our gross reserves as depicted in the bottom portion of the table in excess of the development in our reserves, net of reinsurance, for those years are entirely offset by corresponding decreases or increases in reinsurance recoverables. The upward development in our gross loss and LAE reserves recognized during 2004 for years 1999 through 2001 is largely consistent with the development in our net reserves as described above. In addition, during 2003, we increased our gross reserves and related reinsurance recoverable amounts for APAC for the years 2000, 2001 and 2002 to conform its gross reserves as a result of its integration under the management of First Professionals. As with our net loss and LAE reserves, the upward development pertaining to years 1999 through 2001 has been largely offset by better than expected loss experience and downward development in our reserves for years 2002 and 2003 since then.

The following table rolls forward FPIC’s consolidated liability for losses and LAE reserves, net of reinsurance, (in thousands) showing the changes for the period beginning January 1, 2002 and ending December 31, 2004.

	2004	2003	2002
Net loss and LAE reserves, January 1	$298,763	272,007	238,073

Incurred Related To:
Current year	124,699	118,492	137,155
Prior years	473	482	2,416
Total incurred	125,172	118,974	139,571

Paid Related To:
Current year	16,517	13,455	9,130
Prior years	105,719	101,989	96,507
Total paid	122,236	115,444	105,637

Gerling commutation	—	23,226	—

Net loss and LAE reserves, December 31	$301,699	298,763	272,007

Gross loss and LAE reserves, December 31	$635,118	574,529	440,166
Reinsurance recoverables, December 31	333,419	275,766	168,159
Net loss and LAE reserves, December 31	$301,699	298,763	272,007

Incurred Related to Current Year
Our best estimate of reserves for the 2004 year has been determined using historical trends with adjustments added to provide for uncertainties inherent in the claims environment in Florida, including those resulting from significant tort reform initiatives passed by the legislature in 2003 and three constitutional amendments passed by popular initiative in 2004. Because of the uncertainty created by these changes, we believe that booking a more conservative provision in the current year is prudent.

Incurred Related to Prior Years
FPIC’s aggregate loss and LAE reserve estimates reported for years 2003 and prior have not increased significantly, as a group, in 2004. FPIC adopted a new harder claims payment philosophy beginning in 2001. The new claims philosophy, which is now approaching its fourth full year, has had the effect so far of reducing FPIC’s overall loss costs relative to its former claims philosophy. It has also had the effect of changing FPIC’s loss development patterns thereby introducing an additional element of uncertainty into the provisions for the individual prior years. We believe that it is best to treat this element of uncertainty conservatively and thus, have not reduced our prior year reserves, in aggregate, but have increased the provisions in some years and reduced them in others. As shown in the 10 year table and further commented upon above, as of December 31, 2004, we have increased our aggregate loss and LAE reserves, net of reinsurance, for the years ended December 31, 2001 and prior as originally reported by $35.2 million and have reduced our reserves for claims related to the years ended December 31, 2002 and 2003 by $19.0 million and $15.7 million, respectively.

Given the proximity and status of the years 2000 through 2002, in particular, relative to the timing of the initiation of our harder claims payment philosophy and the implementation of initiatives to control increasing ALAE expenditures attendant to executing that philosophy, it is still reasonably possible that the remaining reserves for these years, in particular, may experience upward or downward development in the future.

As a result of the commutation of our ceded reinsurance to Gerling Global Reinsurance Corporation of America (“Gerling”) during 2003, we now retain the corresponding insured risks and losses and LAE we formerly ceded. We received $23.2 million in exchange for the release of Gerling from its reinsurance obligations to us, which we added to our net reserves. No gain or loss was recognized on the transaction.

For additional information on our accounting policy for loss and LAE reserves, see Note 2, Significant Accounting Policies, to the consolidated financial statements.

REINSURANCE PAYABLE decreased $3.1 million since year end 2003 primarily as a result of a reduction in premiums due under FPIC’s excess of loss reinsurance program and the exit from our fronting programs. These decreases were partially offset by business ceded under the Hannover Re net account quota share reinsurance agreement. Reinsurance premiums payable under the Hannover Re net account quota share reinsurance agreement increased approximately $14.5 million for the year ended December 31, 2004.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

FPIC has various contractual obligations that are recorded as liabilities in our consolidated financial statements. FPIC also has items that represent contractual obligations, commitments and contingent liabilities that are not recorded on its balance sheet or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in the balance sheet. These include: (1) derivative financial instruments, which are used to hedge interest rate risk, (2) guarantees by us of trust preferred securities issued by separately created, unconsolidated trusts, (3) a contingent liability under an amendment made to AFP’s management agreement with PRI, effective January 1, 2002, and (4) two irrevocable letters of credit issued in favor of the lessor under operating leases.

FPIC uses interest rate collars as a hedge to maintain the total borrowing costs of its long term debt (interest expense on the debt instruments, plus or minus cash flows under the interest rate collar instruments) to within specified ranges. FPIC’s all in borrowing costs on long term debt combined with the corresponding cash flows under the related interest rate collars can fluctuate between $2.3 million to $3.8 million annually, until such time as the interest rate collars expire. The interest rate collars are set to expire on dates corresponding with the first dates under the respective long-term debt agreements at which they can be retired by us at our option, which is five years from the date of issue in each case. See Note 10, Derivative Financial Instruments, to the consolidated financial statements for additional disclosures about FPIC’s derivative financial instruments.

FPIC guarantees the floating rate interest and principal obligations under the trust preferred securities issued by its separately created, unconsolidated trusts, which have been established solely for the purpose of issuing the securities. The total principal balance of these trust preferred securities was $35.0 million as of December 31, 2004. FPIC also carries corresponding junior subordinated debentures on its balance sheet, which debentures were issued to these trusts in exchange for the proceeds raised by the trusts upon their respective issuances of the trust preferred securities. The junior subordinated debentures of FPIC are comprised of the same maturities, floating interest rates and other applicable terms and are the instruments by which FPIC funds the related interest and principal obligations of the unconsolidated trusts. See Note 9, Long Term Debt, to the consolidated financial statements for additional disclosures about FPIC’s trusts and junior subordinated debentures.

AFP has an exclusive 10 year management agreement with PRI with the current term ending December 31, 2008. During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. With regard to profit sharing amounts already earned and collected, AFP has agreed pursuant to the amendment, to consider the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. There have been no adjustments to date. AFP had previously earned and collected profit sharing amounts under the original agreement totaling $3.6 million for the three years ended December 31, 2001. In accordance with the amended agreement, AFP also agreed to pay 6% annual interest on the 10% profit share amounts previously earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, AFP is reimbursed for 50% of the costs associated with the risk management department it maintains for PRI insureds. The management agreement and amendment were reviewed and approved by the New York State Insurance Department. See Note 18, Related Party Transactions, to the consolidated financial statements for additional information about the management agreement with PRI.

FPIC has issued two irrevocable letters of credit in the amount of $500,000 each as collateral under operating leases for the buildings occupied by AFP in Manhasset and Lake Success, New York. FPIC also issues irrevocable letters of credit or places assets in trust under its assumed reinsurance contracts with PRI. These assets in trust or letters of credit serve as collateral to corresponding insurance liabilities recorded on our balance sheet and are not considered to be off-balance sheet obligations. Finally, FPIC is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commitments as of December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional information regarding these obligations is provided in Note 9, Long Term Debt, Note 13, Employee Benefit Plans, and Note 14, Commitments and Contingencies, to the consolidated financial statements.

	Payment Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations:
Liability for losses and LAE(1)	$635,118	222,780	286,781	91,129	34,428
Long term debt obligations	46,083	—	—	—	46,083
Capital lease obligations	—	—	—	—	—
Operating lease obligations	15,757	3,271	5,533	4,050	2,903
Pension obligations(2)	6,168	3,277	—	—	2,891
Purchase obligations	350	350	—	—	—
Other long term liabilities	2,271	578	855	838	—
Total	$705,747	230,256	293,169	96,017	86,305

(1)  The liability for losses and LAE represents our best estimate of the unpaid cost of settling claims, including claims that have been incurred but not yet reported. The estimated costs of settling claims are generally based upon past experience adjusted for current trends, and any other factors that would modify past experience. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently estimated and such differences could be material. The liability for losses and LAE are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable are reported separately in the consolidated statements of financial position. As of December 31, 2004, our reinsurance balances recoverable related to the liability for losses and LAE were $333.4 million in aggregate.

(2) Pension obligations are comprised of approved plan contributions and FPIC's obligation should a plan terminate as of December 31, 2004.

Stock Repurchase Plans

Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. We did not repurchase any shares during 2004 and a total of 365,500 shares remain available to be repurchased under the program. Under certain circumstances, limitations may be placed on FPIC’s ability to purchase its capital stock by the terms of agreements relating to its junior subordinated debentures. For information regarding these limitations, refer to Note 9, Long Term Debt, to the consolidated financial statements. For additional information, see also the discussion of Liquidity and Capital Resources, below.

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

Net Cash Provided By Operating Activities
As reported in the consolidated statement of cash flows, net cash provided by operating activities was $64.9 million for the year ended December 31, 2004 compared with net cash provided by operating activities of $89.9 million for the year ended December 31, 2003. The majority of the decrease in cash provided by operating activities for the year ended December 31, 2004 can be attributed to the commutation of our ceded reinsurance to Gerling in 2003, pursuant to which we received $23.2 million in exchange for the release of Gerling from its reinsurance obligations to us.

As of December 31, 2004, we had cash and invested assets of $684.0 million and held fixed maturity debt securities with a fair value of approximately $12.0 million with scheduled maturities during the next twelve months. We believe that our cash and invested assets as of December 31, 2004, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

A number of factors could cause unexpected changes in liquidity and capital resources available, including but not limited to, the following:

•	Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force;
•	Unexpected changes in the amounts needed to defend and settle claims;
•	Unexpected changes in operating costs, including new or increased taxes;
•	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables;
•	Possible impairments of our investments; and
•	Unexpected changes in liquidity provided by our insurance management and TPA segments.

Furthermore, liquidity and capital risks can come about as the result of the broader business and financial risks facing us, including the uncertainties and factors disclosed in the Safe Harbor Disclosure. Many, if not most, of these types of uncertainties could have a corresponding and materially negative effect on our liquidity and capital resources, as well as our financial condition and results of operations. In order to compensate for such risks, we:

•	Maintain what management considers to be adequate capital and reinsurance;
•	Monitor our reserves and periodically perform actuarial reviews of loss and LAE reserves; and
•	Attempt to maintain adequate asset diversification and liquidity (by managing our cash flow from operations coupled with the maturities from our fixed income portfolio investments).

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

We established three wholly owned, but not consolidated, trusts for the sole purpose of issuing the trust preferred securities: FPIC Capital Trust I, FPIC Capital Statutory Trust II and FPIC Capital Statutory Trust III. The proceeds received by the three trusts were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features. The debentures issued by FPIC, which are reported as long term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another.

The securities are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 5.98% to 6.60% as of December 31, 2004). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased hedging instruments, as described below, designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of thirty years and are due in May and October 2033.

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

Holding Company Sources of Liquidity
The sources of liquidity to FPIC, the holding company, for the payment of its operating expenses, taxes and debt-related expenses are management fees from First Professionals and APAC and overhead allocations to the non-insurance subsidiaries for which FPIC receives reimbursement, and dividends.

FPIC has management agreements with First Professionals and APAC, under which it provides substantially all management and administrative services to these subsidiaries. Under the terms of the agreements, FPIC receives management fees equal to 115% of the costs incurred to manage the two subsidiaries. The additional 15% provision in the First Professionals and APAC management fees is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements. In the case of the agreement with APAC, the total annual management fees are also limited to an amount not to exceed those that would have been paid under the terms of its former management agreement.

Shareholder dividends available from our insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. As of December 31, 2004, the insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay FPIC dividends of approximately $16.0 million during 2005 without prior regulatory approval.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FAS 123(R), “Share−Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires stock options and other share−based payments made to employees to be accounted for as compensation expense and recorded at fair value. Consistent with the provisions of the new standard, we intend to adopt FAS 123(R) in the third quarter of 2005.  Information about the fair value of stock options under the Black−Scholes model and its pro forma impact on our net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 can be found in Note 2, Significant Accounting Policies, to the consolidated financial statements. However, a number of technical implementation issues are yet to be resolved, including the selection and use of an appropriate valuation model, and the ultimate impact of adopting FAS 123(R) is not yet known.

During 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is other-than-temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004, however, in October 2004 the implementation date was deferred. Due to the uncertainty as to how all of the relevant outstanding issues will be resolved, FPIC is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions, such as changes in interest rates, spreads among various asset classes, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how we managed those exposures as of December 31, 2004. Our market risk sensitive instruments are entered into for purposes other than trading.

The fair value of all our investment securities as of December 31, 2004 was approximately $555.7 million. Our investment portfolio was invested primarily in fixed maturity securities, which comprised $548.5 million, or 99%, of the fair value of all our investment securities. The fixed maturity portfolio currently reflects an average Moody’s credit quality of Aa2. We invest in securities with investment grade credit ratings, with the intent to minimize credit risks. The allocation of the fixed maturity investment portfolio by Moody's credit quality is approximately 56% in Aaa, 17% in Aa, 16% in A and 11% in Baa. We purchase collateralized mortgage obligations in the context of our overall investment and asset class allocation strategy and, specifically, to help improve our yields and current income. Approximately 46% of our fixed income portfolio is allocated to the municipal sector in the form of tax-exempt securities. The balance is diversified through investments in treasury, agency, and corporate and mortgage-backed securities.

Generally, we do not invest in derivatives and do not currently use hedging strategies in our investment portfolio. However, we do have investments in hedging instruments designed to maintain the ultimate floating rate interest cost on our long term debt within a stated range.

The four market risks that can most directly affect the investment portfolio are changes in U.S. interest rates, credit risks, prepayment risks, and legislative changes, including changes in tax laws that might affect the taxation of our investment securities.

From time to time, discussion arises in the United States Congress relative to changing or modifying the tax-exempt status of municipal securities. At present there are no hedging or other strategies being used to minimize this risk. We have increased our concentration in tax-exempt municipal securities during 2004 relative to tax-exempt holdings in 2003, as part of our overall investment strategy.

We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs) in such a way so as to minimize the likelihood of having to liquidate investments at a loss before their maturity. Effective duration is a standard measure of interest rate sensitivity that takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds. The effective duration of our consolidated fixed income investment portfolio as of December 31, 2004 was 4.8 years.

The following table summarizes the effects on the estimated fair value of our fixed income portfolio assuming a range of increases and decreases in market interest rates. For purposes of this interest rate analysis, each market interest rate change is assumed to be uniform across the portfolio. As shown in this table, if prevailing market interest rates on investments in debt securities comparable to those we held as of December 31, 2004 were to uniformly increase 100 or 200 basis points, the fair value of our fixed maturity securities would have decreased approximately $27 million or $56 million, respectively. Dollar amounts are shown in thousands.

	Hypothetical	Hypothetical		Hypothetical	Hypothetical
	Decrease	Decrease	Current	Increase	Increase
	– (200 bps)	– (100 bps)	Market	+ 100 bps	+ 200 bps
Fair Value	$604,758	575,659	548,543	522,375	497,174
Fair Value/Reported Value	110%	105%	100%	95%	91%

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.

The following table presents the projected cash flows for our assets and liabilities associated with financial instruments and operating leases. It does not reflect operating cash flows, including investment income and interest expense earned or accrued as expense under these instruments. Thus, the amounts reported as cash flows in the table below for fixed maturities represent par values at maturity date, and exclude investment income and expenses and other cash flows. The fair values of fixed maturities are based upon quoted market prices or dealer quotes for comparable securities. The fair value of the interest rate collars is estimated using quotes from the financial institution that acted as the broker in obtaining them and represents the cash requirement if the existing agreement had been settled at year-end. The projected cash flows of long term debt and operating leases are estimated to approximate their fair values as of December 31, 2004. Interest expense on debt is excluded from this table as is interest income on investments. However, weighted average interest rates earned on our fixed income securities and interest expense on our long term debt are presented in the last section of the table. Weighted average variable rates are based on implied forward rates.

	Projected Cash Flows (in thousands)
								December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Assets:
Fixed maturity securities,
Available for sale	$11,800	34,148	34,810	33,055	35,859	366,407	516,079	548,543
Interest rate collars	$—	—	—	—	—	—	—	498

Liabilities:
Long term debt	$—	—	—	—	—	(46,083)	(46,083)	(46,083)
Operating leases	$(3,271)	(2,920)	(2,613)	(2,572)	(1,478)	(2,903)	(15,757)	—

Weighted Average Interest Rate:
Fixed maturity securities	6.02%	5.43%	5.14%	5.06%	5.37%	5.22%
Long term debt	7.25%	8.09%	8.36%	8.53%	8.71%	8.86%
Interest rate collars	0.00%	0.00%	0.00%	0.05%	0.18%	0.33%

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures

An evaluation of FPIC’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was completed as of December 31, 2004, by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in FPIC’s internal controls over financial reporting identified in connection with such evaluation that occurred during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect FPIC’s internal controls over financial reporting.

Information required herein regarding Management’s Report on Internal Control Over Financial Reporting will appear under Part IV, Item 15 Exhibits and Financial Statement Schedules, Section 1. Financial Statements.

Item 9B. Other Information

On December 28, 2004, the Budget and Compensation Committee of the Board of Directors (the “Committee”) of FPIC took the following actions regarding executive compensation and material definitive agreements.

2005 Base Salary Increases
Effective January 1, 2005, the Committee increased the base salaries of the executive officers of FPIC who will be the “named executive officers” (as defined by Item 402(a)(3) of Regulation S-K) for purposes of FPIC’s proxy statement for the 2005 annual meeting of shareholders. The base salaries of FPIC’s executive officers for 2005 are as follows:

Name	Base Salary
John R. Byers	$550,000
President and Chief Executive Officer

Kim D. Thorpe	$350,000
Executive Vice President and Chief Financial Officer

Extension of Employment Agreements; Change in Bonus Target Percentage
    The Committee extended for one year the employment agreement between FPIC and John R. Byers, President and Chief Executive Officer of FPIC. Mr. Byers’ employment agreement currently continues through December 31, 2007. In addition, the Committee increased Mr. Byers' bonus target under FPIC's Executive Incentive Compensation Plan (the "Plan") from 45% to 50% of Mr. Byers' base salary.  The Committee also extended for one year the employment agreement between FPIC and Kim D. Thorpe, Executive Vice President and Chief Financial Officer of FPIC. Mr. Thorpe’s employment agreement currently continues through December 31, 2006.

On January 20, 2005, the Committee approved 2005 financial and strategic targets under the Plan. Incentive compensation under the Plan is assessed through a formal evaluation of overall FPIC performance. Performance under the Plan for 2005 will be evaluated based on (i) financial targets, including revenues and earnings; (ii) strategic targets; and (iii) subjective evaluation of each participant, based on individual performance objectives and core competencies. A copy of the Plan is filed herewith as Exhibit 10(eeee).

On February 25, 2005, the Committee approved annual cash incentive compensation awards for 2004 under the Plan. Incentive compensation of FPIC’s executive officers for 2004 is as follows:

Name	Incentive Compensation
John R. Byers	$333,000
President and Chief Executive Officer

Kim D. Thorpe	$185,231
Executive Vice President and Chief Financial Officer

Part III

Item 10.	Directors and Executive Officers of the Registrant

FPIC’s Code of Ethics (“Code”), which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, was filed as Exhibit 14.1 to its Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004, and is posted on its Internet website at http://www.fpic.com. FPIC intends to post any amendments or waivers thereto on its website.  As of December 31, 2004, no amendments or waivers had been made to its Code as previously filed with the SEC.  FPIC will provide to any person, without charge, a copy of such Code upon written request to Investor Relations, FPIC Insurance Group, Inc., 225 Water Street, Suite 1400, Jacksonville FL  32202, or through its website or via email at ir@fpic.com or by calling Investor Relations at (904) 354-2482 Extension 3287.

Further information required hereunder with respect to directors and executive officers will appear under the heading “Executive Compensation” in FPIC’s Proxy Statement for the 2005 Annual Meeting of shareholders, which information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required herein will appear under the heading “Executive Compensation” in FPIC’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities authorized for issuance under equity compensation plans as of December 31, 2004 are provided below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,454,446	$17.24	1,060,492
Equity compensation plans not approved by security holders	—	—	—
Total	1,454,446	$17.24	1,060,492

Other information required herein will appear under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in FPIC’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference. See Item 8, Financial Statements and Supplementary Data, and Note 12, Stock Option and Employee Stock Purchase Plans, to the consolidated financial statements for information about FPIC’s equity compensation plans.

Item 13.	Certain Relationships and Related Transactions

The information required herein will appear under the heading “Certain Relationships and Related Transactions” in FPIC’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein will appear under the heading “Principal Accountant Fees and Services” in FPIC’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

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

10(d)*	Omnibus Incentive Plan, as amended by shareholder approval on June 2, 2004, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2004.
10(e)*	Director Stock Option Plan, as amended by shareholder approval on June 2, 2004, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2004.
10(f)*	Supplemental Executive Retirement Plan, as amended, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
10(g)*	Excess Benefit Plan, incorporated by reference to FPIC’s Registration Statement on Form S-4 (Registration No. 333-02040) first filed on March 7, 1996.

10(l)*	Form of Severance Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
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

10(vv)
FPIC Insurance Group, Inc. Casualty Awards Made Excess of Loss Reinsurance Agreement - 2003 Final Reinsurance Placement Slip, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 14, 2003.

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

10(lll.1)
Employee Stock Purchase Plan, as amended on June 2, 2004 by shareholder approval, incorporated herein by reference to FPIC Insurance Group, Inc.’s Definitive Proxy Materials (Commission File No. 1-11983) filed on April 29, 2004.

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

10(rrr)
Confidentiality Agreement dated October 27, 2003 between FPIC Insurance Group, Inc., on the one hand, and Stilwell Value Partners III., L.P., Stilwell Associates, L.P., Stilwell Value, LLC, Joseph Stilwell, and John G. Rich, on the other, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.

10(sss)
Form of Indemnity Agreement dated June 5, 2002 between the Registrant and Kenneth M. Kirschner, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.

10(ttt)
Form of Indemnity Agreement dated June 5, 2002 between the Registrant and Joan D. Ruffier, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.

10(uuu)
Form of Indemnity Agreement dated June 4, 2003 between the Registrant and Terence P. McCoy, M.D., incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.

10(vvv)
Form of Indemnity Agreement dated November 10, 2003 between the Registrant and John G. Rich, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.

10(www)*
Form of Letter Agreement regarding additional compensation dated February 5, 2003 between Administrators for the Professions, Inc. and Anthony J. Bonomo, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.

10(xxx)
Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2004, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 6, 2004.

10(yyy)
Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2004, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 6, 2004.

10(zzz)*	Form of Indemnity Agreement dated December 28, 2004 between the Registrant and Becky Thackery.
10(aaaa)*	Form of Indemnity Agreement dated December 28, 2004 between the Registrant and Pamela E. Tripp.
10(bbbb)*	Form of Omnibus Incentive Plan Stock Option Agreement, effective March 11, 2005.
10(cccc)*	Form of Omnibus Incentive Plan Restricted Stock Agreement, effective March 11, 2005.
10(dddd.1)	Attorney-In-Fact Agreement between Pennsylvania Physicians Reciprocal Insurers and Physicians Reciprocal Managers, Inc., effective July 1, 2004.
10(dddd.2)	Physicians Reciprocal Managers, Inc. Program Manager’s Agreement with Professional Medical Administrators, L.L.C., effective January 1, 2004.
10(dddd.3)	Claims Administration Agreement between Administrators for the Professions, Inc. and Physicians Reciprocal Managers, Inc., effective July 1, 2004.
10(eeee)*	FPIC Insurance Group, Inc. Executive Incentive Compensation Plan, effective January 20, 2005.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of John R. Byers, President and Chief Executive Officer, and Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 2005.

FPIC Insurance Group, Inc.

By:	/s/ John R. Byers
John R. Byers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John R. Byers John R. Byers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ Kim D. Thorpe Kim D. Thorpe	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

/s/ Robert O. Baratta, M.D. Robert O. Baratta, M.D.	Chairman of the Board	March 15, 2005

/s/ David M. Shapiro, M.D. David M. Shapiro, M.D.	Vice Chairman	March 15, 2005

/s/ John K. Anderson, Jr. John K. Anderson, Jr.	Director	March 15, 2005

/s/ Richard J. Bagby, M.D. Richard J. Bagby, M.D.	Director	March 15, 2005

/s/ Kenneth M. Kirschner Kenneth M. Kirschner	Director	March 15, 2005

/s/ M.C. Harden, III M. C. Harden, III	Director	March 15, 2005

/s/ Terence P. McCoy, M.D. Terence P. McCoy, M.D.	Director	March 15, 2005

/s/ John G. Rich John G. Rich	Director	March 15, 2005

/s/ Joan D. Ruffier Joan D. Ruffier	Director	March 15, 2005

/s/ Guy T. Selander, M.D. Guy T. Selander, M.D.	Director	March 15, 2005

/s/ James G. White, M.D. James G. White, M.D.	Director	March 15, 2005

  Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

We have completed an integrated audit of FPIC Insurance Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in accompanying index appearing in Item 15(1) present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing in Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill following adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 15(1), that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Jacksonville, Florida
March 15, 2005

Management’s Report on Internal Control over Financial Reporting

FPIC management is responsible for establishing and maintaining effective internal control over financial reporting. Based on our assessment of internal control over financial reporting as of December 31, 2004, we have determined that FPIC maintained effective internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

FPIC’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. FPIC’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of FPIC’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

March 15, 2005
FPIC Insurance Group, Inc.

	By:	/s/ John R. Byers
John R. Byers
President and Chief Executive Officer

By:	/s/ Kim D. Thorpe
Kim D. Thorpe
Executive Vice President and Chief Financial Officer

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position
As of December 31, 2004 and 2003
(in thousands, except common share data)

	2004	2003
Assets
Investments:
Fixed maturities available for sale, at fair value	$548,543	528,647
Other invested assets (Includes related party amounts of $0 and $788 - Note 18)	7,175	8,990
Total investments	555,718	537,637

Cash and cash equivalents	128,250	85,064
Premiums receivable, net (Includes related party amounts of $5,374 and $8,608 - Note 18)	94,282	101,262
Accrued investment income	7,232	6,153
Reinsurance recoverable on paid losses (Includes related party amounts of $2,663 and $2,738 - Note 18)	19,140	15,950
Due from reinsurers on unpaid losses and advance premiums (Includes related party amounts of $82,762 and $82,474 - Note 18)	333,419	275,766
Ceded unearned premiums (Includes related party amounts of $2,550 and $16,486 - Note 18)	28,147	71,435
Deferred policy acquisition costs (Includes related party amounts of $3,002 and $3,500 - Note 18)	11,280	6,209
Deferred income taxes	35,636	34,819
Goodwill	18,870	18,870
Other assets (Includes related party amounts of $7,882 and $4,171 - Note 18)	39,332	29,591
Total assets	$1,271,306	1,182,756

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses (Includes related party amounts of $25,292 and $20,555 - Note 18)	$635,118	574,529
Unearned premiums (Includes related party amounts of $46,575 and $47,240 - Note 18)	177,003	177,435
Reinsurance payable (Includes related party amounts of $4,620 and $11,761 - Note 18)	134,639	137,708
Paid in advance and unprocessed premiums	13,698	11,766
Total policy liabilities and accruals	960,458	901,438

Long term debt	46,083	46,083
Other liabilities (Includes related party amounts of $7,793 and $8,759 - Note 18)	47,514	48,498
Total liabilities	1,054,055	996,019

Commitments and contingencies (Note 14)

Minority interest	131	80

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,069,532 and 9,770,843 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,007	977
Additional paid-in capital	47,871	43,705
Retained earnings	165,880	137,699
Accumulated other comprehensive income, net	2,362	4,276
Total shareholders' equity	217,120	186,657
Total liabilities and shareholders' equity	$1,271,306	1,182,756

The accompanying notes are an integral part of the consolidated financial statements.

FPIC Insurance Group, Inc.
Consolidated Statements of Income (Loss)
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per common share data)

	2004	2003	2002
Revenues
Net premiums earned (Note 18)	$149,676	131,665	151,684
Claims administration and management fees (Note 18)	53,246	40,895	37,034
Net investment income	20,759	18,414	20,977
Commission income	8,425	7,658	6,215
Net realized investment gains (Note 3)	3,867	2,052	4,688
Finance charges and other income (Note 18)	834	1,040	1,342
Total revenues	236,807	201,724	221,940

Expenses
Net losses and loss adjustment expenses (Note 18)	125,172	118,974	139,571
Other underwriting expenses (Note 18)	12,527	9,443	16,867
Claims administration and management expenses	43,529	35,780	35,014
Interest expense on debt	2,564	5,886	4,762
Other expenses (Note 18)	7,645	5,658	1,844
Total expenses	191,437	175,741	198,058

Income from operations before income taxes, minority interest and cumulative effect of accounting change	45,370	25,983	23,882
Less: Income tax expense	16,941	9,317	8,834
Income from operations before minority interest and cumulative effect of accounting change	28,429	16,666	15,048
Less: Minority interest	248	94	172
Income from operations before cumulative effect of accounting change	28,181	16,572	14,876
Less: Cumulative effect of accounting change (net of an $18,784 income tax benefit)	—	—	29,578
Net income (loss)	$28,181	16,572	(14,702)

Basic earnings per common share before cumulative effect of accounting change	$2.83	1.75	1.58
Cumulative effect of accounting change	—	—	(3.15)
Basic earnings (loss) per common share	$2.83	1.75	(1.57)

Diluted earnings per common share before cumulative effect of accounting change	$2.70	1.71	1.58
Cumulative effect of accounting change	—	—	(3.14)
Diluted earnings (loss) per common share	$2.70	1.71	(1.56)

Basic weighted average common shares outstanding	9,973	9,483	9,387

Diluted weighted average common shares outstanding	10,420	9,665	9,432

The accompanying notes are an integral part of the consolidated financial statements.

FPIC Insurance Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive (Loss) Income
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands, expect common share data)

					Accumulated
					Other
					Comprehensive
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	(Loss) Income, Net	Total
Balances at December 31, 2001	9,337,755	$934	37,837	135,829	(26)	174,574

Net loss	—	—	—	(14,702)	—	(14,702)
Unrealized gain on fixed maturity investments and other invested assets, net	—	—	—	—	5,565	5,565
Unrealized loss on derivative financial instruments, net	—	—	—	—	(270)	(270)
Amortization of unrealized loss on derivative financial instruments	—	—	—	—	256	256
Comprehensive loss						(9,151)

Issuance of shares	53,040	5	433	—	—	438
Income tax reductions relating to exercise of stock options	—	—	52	—	—	52
Balances at December 31, 2002	9,390,795	939	38,322	121,127	5,525	165,913

Net income	—	—	—	16,572	—	16,572
Minimum pension liability adjustment, net	—	—	—	—	(140)	(140)
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	(2,835)	(2,835)
Unrealized gain on derivative financial instruments, net	—	—	—	—	486	486
Settlement of derivative financial instrument, net	—	—	—	—	1,532	1,532
Amortization of unrealized loss on derivative financial instruments	—	—	—	—	(292)	(292)
Comprehensive income						15,323

Issuance of shares	380,048	38	4,385	—	—	4,423
Income tax reductions relating to exercise of stock options	—	—	998	—	—	998
Balances at December 31, 2003	9,770,843	977	43,705	137,699	4,276	186,657

Net income	—	—	—	28,181	—	28,181
Minimum pension liability adjustment, net	—	—	—	—	(252)	(252)
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	(1,302)	(1,302)
Unrealized loss on derivative financial instruments, net	—	—	—	—	(360)	(360)
Comprehensive income						26,267

Issuance of shares	298,689	30	3,187	—	—	3,217
Income tax reductions relating to exercise of stock options	—	—	979	—	—	979
Balances at December 31, 2004	10,069,532	$1,007	47,871	165,880	2,362	217,120

The accompanying notes are an integral part of the consolidated financial statements.

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)
	2004	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$28,181	16,572	(14,702)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Cumulative effect of accounting change	—	—	29,578
Depreciation, amortization and accretion	4,536	3,383	7,960
Net realized gains on investments	(3,867)	(2,052)	(4,688)
Realized loss on sale of property and equipment	146	135	93
Net loss (gain) from equity investments	118	(59)	110
Bad debt expense	43	95	668
Deferred policy acquisition costs, net of related amortization	(13,488)	(7,764)	(5,403)
Deferred income tax expense	357	385	844
Deferred ceding commission, net of related amortization	9,828	7,717	10,691
Minority interest in net income	(248)	(94)	(172)
Other Changes in Assets and Liabilities:
Premiums receivable, net	6,937	7,136	(35,800)
Accrued investment income	(1,079)	(155)	(1,393)
Reinsurance recoverable on paid losses	(3,190)	(9,421)	776
Due from reinsurers on unpaid losses and advance premiums	(57,653)	(107,607)	(87,749)
Ceded unearned premiums	43,288	7,454	(38,095)
Other assets	(5,631)	(5,023)	2,208
Losses and loss adjustment expenses	60,589	134,363	121,683
Unearned premiums	(432)	4,014	26,660
Reinsurance payable	(3,069)	41,238	69,781
Paid in advance and unprocessed premiums	1,932	(2,294)	4,118
Other liabilities	(2,382)	1,907	10,958
Net cash provided by operating activities	64,916	89,930	98,126

Cash Flows from Investing Activities:
Proceeds from sale of fixed maturities available for sale	498,981	607,201	313,313
Purchase of fixed maturities available for sale	(524,068)	(696,418)	(395,070)
Proceeds from sale of other invested assets	3,095	2,889	2,682
Purchase of other invested assets	(163)	(1,303)	(433)
Proceeds from sale of property and equipment	—	3	22
Purchase of property and equipment	(2,792)	(3,498)	(1,876)
Net cash used in investing activities	(24,947)	(91,126)	(81,362)

Cash Flows from Financing Activities:
Proceeds from issuance of long term debt	—	46,083	—
Payment of revolving credit facility and term loan	—	(47,208)	(5,833)
Purchase of derivative financial instruments	—	(1,134)	—
Settlement of derivative financial instruments	—	(2,493)	—
Issuance of common stock	3,217	4,423	438
Net cash provided by (used in) financing activities	3,217	(329)	(5,395)

Net increase (decrease) in cash and cash equivalents	43,186	(1,525)	11,369
Cash and cash equivalents at beginning of period	85,064	86,589	75,220
Cash and cash equivalents at end of period	$128,250	85,064	86,589

Supplemental Disclosure of Cash Flow Information:
Interest paid on debt	$2,524	3,363	4,718
Federal income taxes paid	$12,950	9,450	6,293
Federal income tax refunds received	$—	346	4,958

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

FPIC is a provider of specialty property and casualty insurance and insurance management services focused on medical professional liability (“MPL”)insurance. Our primary products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs for injuries in which the patient alleges that medical error or malpractice has occurred. Optional coverage is available for the professional corporations under which physicians or dentists practice.

We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well established reputation, significant market presence and resources. Our insurance companies are licensed in 28 states and during 2004 have written business in 17 of these states. We are the largest provider of medical professional liability insurance in Florida, and an insurance company we manage is the second largest provider of medical professional liability insurance in New York. New York is the largest market for MPL insurance in the United States based on premium volume, and Florida is the third largest market.

We conduct our business through three segments:
Our insurance segment provides MPL insurance products and related risk management services for physicians, dentists, and other healthcare providers in Florida and selected other states through our insurance subsidiaries. These subsidiaries issue policies, bear the associated risks and earn income on the related investment assets. Through this segment, FPIC is the leading carrier for MPL insurance in Florida. The following subsidiaries are included in the insurance segment:

•	FPIC subsidiaries (The holding company is also grouped within the insurance segment):
•	First Professionals, a wholly owned subsidiary of FPIC
•	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
•	Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
•	Interlex Insurance Company (“Interlex”), a wholly owned subsidiary of Intermed
•	Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	Trout Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
•	FPIC Insurance Agency, Inc. (“FPIC Agency”), a wholly owned subsidiary of FPIC

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Our insurance management segment provides comprehensive management services to two insurance carriers, the largest being Physicians’ Reciprocal Insurers (“PRI”). We do not own PRI; rather, it is owned by and operated for the benefit of its policyholders. PRI provides medical professional liability insurance in New York. PRI has no employees and has been under management of our insurance management subsidiary since its formation. Pursuant to our management agreement with PRI, we receive fees and expense reimbursements, but we do not bear the associated insurance risks.

New Subsidiary
Effective July 1, 2004, operations of Administrators For The Professions, Inc.’s (“AFP”) wholly owned subsidiary, Physicians Reciprocal Managers, Inc. (“PRM”), commenced as the administrator and attorney-in-fact of Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”). PaPRI is an insurance exchange domiciled in Pennsylvania. It was formed to take the place of the unrelated fronting carrier that previously had underwritten, and ceded as reinsurance to PRI, medical professional liability insurance program business in Pennsylvania. PaPRI commenced underwriting the Pennsylvania program business effective July 1, 2004. PaPRI is not a subsidiary of PRM, AFP or FPIC. As an insurance exchange, the organization of PaPRI is similar to that of a mutual insurance company. PaPRI is also not a subsidiary of PRI, but received its initial capitalization in the form of a subordinated surplus note from PRI. For additional information about PRM and PaPRI, refer to Note 18, Related Party Transactions.

The following subsidiaries are included in the insurance management segment:

•	FPIC subsidiaries:
•	AFP, a wholly owned subsidiary of FPIC
•	FPIC Intermediaries, Inc. (“FPIC Intermediaries”), a wholly owned subsidiary of AFP
•	Group Data Corporation, a wholly owned subsidiary of AFP
•	PRM, a wholly owned subsidiary of AFP
•	Professional Medical Administrators, LLC (“PMA”) (80% owned by FPIC)

Our third party administration (“TPA”) segment provides administrative and claims management services to municipalities and other employers primarily in Florida that maintain group accident and health, workers’ compensation, liability and property self insurance plans. The following subsidiaries are included in the TPA segment:

•	FPIC subsidiaries:
•	EMI, a wholly owned subsidiary of FPIC
•	Professional Strategy Options, Inc., a wholly owned subsidiary of EMI
•	FPIC Services, Inc., a wholly owned subsidiary of EMI

Through our insurance and insurance management segments, we operate in the medical professional liability insurance line as both an insurance carrier, which bears underwriting risks, and as an insurance management company, which earns fees for services.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The main sources of revenue for FPIC are dividends, return of capital and management fees from our subsidiaries. The main sources of revenue for the subsidiaries are premiums earned and investment income (insurance segment) and claims administration and management fees and commission income (insurance management and TPA segments).

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

Credit Risk is the risk that issuers of securities owned by FPIC will default, or other parties, primarily our insureds and reinsurers that owe FPIC money, will not pay. Financial instruments that potentially expose FPIC to concentrations of credit risk consist of fixed maturity investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverable related to unpaid losses and loss adjustment expenses (“LAE”) and unearned premiums. Reinsurers that are neither authorized nor accredited by applicable state insurance departments (“unauthorized reinsurers”) are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to collateralize their respective balances due to FPIC.

Underwriting Risk is the risk that actual ultimate losses are higher than the losses we have estimated in our decisions regarding pricing and selecting of insured risks. Such criteria are generally based upon the expected loss experience for particular types, classes and geographic locations of the insured risks. Unlike other businesses, we must price and sell our insurance policies before the actual loss costs associated with those policies are known. Therefore, to the extent the actual insurance-related results of an insurer, before consideration of investment income, fail to correspond with the related pricing and/or selection criteria, an underwriting gain or loss occurs.

Market Risk is the risk that a change in interest rates will cause a decrease in the value of FPIC’s investments or other assets whose recoverability may be sensitive to changes in interest rates. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss.

2. Significant Accounting Policies

Basis of Presentation. Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the accounts of FPIC and all of our wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. In preparing our consolidated financial statements, we are required to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from such estimates.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Cash and Cash Equivalents. Cash and cash equivalents include all demand deposits, overnight investments and other liquid instruments with an original maturity of three months or less when acquired.

Investments. All of our investments in fixed maturities, which are comprised of debt securities, are classified as available-for-sale and reported at estimated fair values on the consolidated statements of financial position, with the change in fair values during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income. Fair values for debt securities are based on quoted market prices.

Other invested assets include real estate investments, which consist of a building, a condominium unit and developed land. These investments are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method. Estimated useful lives range from twenty-seven to thirty-nine years. Rental income and expenses are included in net investment income. Other invested assets also include certain investments in non-public entities whose carrying values approximate their fair values.

Income on investments includes the amortization of premium and accretion of discount computed using the interest method relating to debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of investment securities considered to be other than temporary, if any, are recorded as realized losses in the consolidated statements of income.

We consider whether our real estate investments have been impaired and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the assets carrying value over its fair value.

Reinsurance. Net premiums written, net premiums earned, losses and LAE and underwriting expenses are reported in the consolidated statements of income net of the amounts for reinsurance ceded to other companies. Amounts recoverable from reinsurers including those related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets in the consolidated statements of financial position. Reinsurance recoverables related to unpaid losses and LAE are estimated in a manner consistent with the claim liabilities associated with the reinsured policies. Reinsurance assumed from other companies including assumed premiums written and earned, losses and LAE and underwriting expenses (principally ceding commissions) is accounted for in the same manner as direct insurance written.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs consist primarily of commissions and premium taxes, which are primarily related to the production of new and renewal insurance business. Acquisition costs are deferred and amortized over the period in which the related premium is earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed. Commissions and brokerage fee expenses incurred by FPIC’s non-insurance businesses are expensed as incurred.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Income Taxes. FPIC recognizes current and deferred income tax expense, which is comprised of estimated provisions for Federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. We have not established a valuation allowance because we believe it is more likely than not that our deferred tax assets will be fully realized.

Goodwill. FPIC has made acquisitions in the past that have included goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. ("FAS") 142, “Goodwill and Other Intangible Assets.” In accordance with FAS 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead, they are subject to an annual (or under certain circumstances more frequent) impairment tests based on their estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated fair value. During the first quarter 2002, we recorded a transitional impairment charge of $29,578, net of an $18,784 income tax benefit, as the cumulative effect of accounting change.

Revenue Recognition. Premiums are earned and recognized as revenues on a pro rata basis over the terms of our insurance policies. Policy terms do not exceed one year. Unearned premiums represent the portion of written premiums that remain to be earned in future periods. Premiums received in advance of the policy year are recorded as premiums collected in advance in the consolidated statements of financial position.

Claims administration and management fee income is comprised of revenues of the insurance management and TPA segments. Management fees of the insurance management segment are billed and recognized under the contract based on a percentage of PRI’s direct written premiums for the calendar year. Such management fees are estimated, billed and recognized for quarterly reporting purposes based upon estimates of the direct written premiums of PRI for the year. Claims administration and management fees of the TPA segment are subject to contractual arrangements, some of which exceed one year. These revenues are billed and recognized commensurate with the terms of these contracts, which generally correspond with the provision of services to customers.

Commission income for both non-insurance segments is associated with the placement of insurance and reinsurance with outside carriers on behalf of PRI, various TPA customers and in some cases, FPIC, where commissions or brokerage fees related to a transaction are payable by the reinsurer. Commissions and brokerage fees are recognized as revenues as of the later of the billing or the effective date of the insurance or reinsurance placed.

Losses and Loss Adjustment Expenses. The liability for losses and LAE is based upon our best estimate of the unpaid cost of settling the claims (including the effects of inflation and other societal and economic factors). Amounts attributable to ceded reinsurance based on the recorded liability for loss and LAE are classified as assets in the consolidated statements of financial position. The estimated costs of settling claims are generally based upon past experience adjusted for current trends, and any other factors that would modify past experience. These liabilities are not discounted.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

We utilize actuarial techniques to estimate the liability for losses and LAE, including provisions for estimated future development or changes in our individual case reserves and losses and LAE that have been incurred but not reported to us (“IBNR”), where applicable. These techniques consist of a statistical analysis of historical experience by line of business, grouping contracts with like characteristics and policy provisions. Decisions to use particular actuarial methods and the results obtained from those methods are evaluated by considering the inherent assumptions underlying the methods and the appropriateness of the methods and assumptions to the circumstances. No single projection method is inherently better than any other in all circumstances. We apply multiple methods in determining our reserve estimates and consider these along with additional considerations and assumptions in arriving at our best estimate.

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

The liabilities for losses and LAE, DD&R reserves, and the related estimation methods are periodically reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in current year net income. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently estimated and such differences could be material.

Per Share Data. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated using the weighted average combination of dilutive common share equivalents and common shares outstanding during the period.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Interest Rate Collars and Swaps. We account for our interest rate collars and swaps in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FPIC uses derivative financial instruments to manage market risks related to the effects of changes in interest rates on its floating rate long-term debt. The cost of these contracts is being amortized over their respective maturities. In addition, the remaining balances are adjusted and carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive income (loss). The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparties is included as adjustments to accrued interest. See Note 10, Derivative Financial Instruments, for additional information related to the interest rate collars and swaps. FPIC does not currently hold and has not issued any other derivative financial instruments.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Variable Interest Entities.  PaPRI, the Pennsylvania insurance exchange managed by our subsidiary, PRM, is a variable interest entity as defined by Revised Financial Accounting Standards Board (“FASB”) Interpretation No. FIN 46(R) (“FIN 46(R)”). PRI, the New York reciprocal insurer managed by our insurance management subsidiary, AFP, has a variable interest in and is the primary beneficiary of PaPRI. PRI is the primary beneficiary of PaPRI due to its provision of subordinated financial support, its role as assuming reinsurer of 100% of PaPRI’s insured risks (and related residual income or losses), and its control of the PaPRI board of directors. PRI is a related party of FPIC, which under FIN 46(R) results in the assumption that PRI’s variable interest in PaPRI is also ascribed to us. However, we do not consolidate PaPRI’s financial statements with ours because we are not the primary beneficiary nor do we hold a controlling interest in it. Our subsidiaries PMA and PRM provide insurance brokerage and management services to PaPRI in exchange for commission and fee income. PRI is not a variable interest entity and thus we do not consolidate its financial statements either.

Accounting for Share-Based Compensation. In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” to provide transition guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to amend the disclosure requirements of FAS 123 “Accounting for Stock-Based Compensation” for both annual and interim financial statements. FAS 148 requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on FPIC’s consolidated financial statements; however, we have modified the disclosures as provided for in the new standard.

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

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income (loss) and basic and diluted earnings (loss) per common share would have been impacted as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Pro Forma Net Income (Loss):
Net income (loss), as reported	$28,181	16,572	(14,702)
Stock-based compensation expense determined under fair value based method, net of income taxes	(1,231)	(1,060)	(1,053)
Pro forma net income (loss)	$26,950	15,512	(15,755)

Basic Earnings (Loss) Per Common Share:
Net income (loss), as reported	$2.83	1.75	(1.57)
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.12)	(0.11)	(0.11)
Pro forma basic earnings (loss) per common share	$2.71	1.64	(1.68)

Diluted Earnings (Loss) Per Common Share:
Net income (loss), as reported	$2.70	1.71	(1.56)
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.12)	(0.11)	(0.11)
Pro forma diluted earnings (loss) per common share	$2.58	1.60	(1.67)

See Note 12, Stock Options and Employee Stock Purchase Plans, for discussion about the methods and assumptions used in estimating the fair value of stock options used in preparation of the pro-forma information presented in the above tabular presentation.

New Accounting Pronouncements.
In December 2004, the Financial Accounting Standards Board issued FAS 123(R), “Share−Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires stock options and other share−based payments made to employees to be accounted for as compensation expense and recorded at fair value. Consistent with the provisions of the new standard, we intend to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a modified prospective basis. Information about the fair value of stock options under the Black−Scholes model and its pro forma impact on our net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 is shown above in the section Accounting for Share-Based Compensation. However, a number of technical implementation issues are yet to be resolved, including the selection and use of an appropriate valuation model, and the ultimate impact of adopting FAS 123(R) is not yet known.

During 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, is other-than-temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004, however, in October 2004 the implementation date was deferred. Due to the uncertainty as to how all of the relevant outstanding issues will be resolved, FPIC is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.

Reclassification. Certain amounts for 2003 and 2002 have been reclassified to conform with the 2004 presentation.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

3. Investments

The amortized cost and estimated fair value of investments in fixed maturities, available for sale, as of December 31, 2004 and 2003 were as follows:

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$131,128	1,755	942	131,941
U.S. Government agencies and authorities	80,512	1,354	610	81,256
States, municipalities and political subdivisions	251,274	4,052	1,080	254,246
Mortgage-backed securities	81,382	201	483	81,100
Total fixed maturities, available for sale	$544,296	7,362	3,115	548,543

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$154,533	3,305	1,159	156,679
U.S. Government agencies and authorities	147,531	2,291	1,058	148,764
States, municipalities and political subdivisions	108,719	2,714	284	111,149
Mortgage-backed securities	111,369	1,142	456	112,055
Total fixed maturities, available for sale	$522,152	9,452	2,957	528,647

The amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$11,819	11,992
Due after one year through five years	132,774	133,409
Due after five years through ten years	249,854	252,196
Due after ten years	68,467	69,846
	462,914	467,443
Mortgage-backed securities	81,382	81,100
Total fixed maturities, available for sale	$544,296	548,543

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

As of December 31, 2004, investments in securities and cash with an amortized cost of $15,364 and a market value of $15,940 were on deposit with the insurance departments in various states as required by law. Investment securities and cash with an amortized cost of $108,941 and a market value of $110,415 were held in trust accounts as collateral for reinsurance assumed as required by law in certain states in which we assume insurance business.

Net investment income for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Fixed maturities, available for sale	$21,099	19,083	20,714
Other invested assets	533	669	636
Cash and cash equivalents	849	613	1,221
	22,481	20,365	22,571
Less: Investment expense	(1,722)	(1,951)	(1,594)
Net investment income	$20,759	18,414	20,977

Realized investment gains (losses) for the years ended December 31, 2004, 2003 and 2002 are summarized below:

	2004	2003	2002
Fixed Maturities, Available for Sale:
Gross realized gains	$6,042	11,211	8,769
Gross realized losses	(3,522)	(4,059)	(4,092)

Other Invested Assets:
Gross realized gains	2,134	201	37
Gross realized losses	—	—	(26)
Other-than-temporary impairments	(787)	(5,301)	—
Net realized investment gains	$3,867	2,052	4,688

Other invested assets as of December 31, 2004 and 2003 are summarized below:

	2004	2003
Real estate, net of depreciation	$4,035	4,207
Investments in limited partnerships	2,057	2,904
Other	1,083	1,879
Total other invested assets	$7,175	8,990

Total depreciation expense on real estate investments was $298, $277 and $286 in 2004, 2003 and 2002, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

4. Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Beginning balance	$6,209	4,452	9,001
Additions	13,488	7,765	6,707
Amortization expense	(8,417)	(6,008)	(9,952)
Other	—	—	(1,304)
Ending balance	$11,280	6,209	4,452

During 2002, we recorded a charge related to our MPL business at Intermed, as it was estimated that not all of its deferred policy acquisition costs were recoverable. As a result, deferred policy acquisition costs were reduced by $1,304 in 2002.

5. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Beginning balance	$18,870	18,870	67,232
Transitional impairment charge under FAS 142	—	—	(48,362)
Ending balance	$18,870	18,870	18,870

FPIC adopted FAS 142 effective January 1, 2002. In connection with the adoption in the first quarter of 2002, FPIC discontinued the amortization of goodwill and engaged independent valuation consultants to perform transitional impairment tests at each of its operating segments: insurance, insurance management and TPA. These operating segments meet the reporting unit requirements as defined by FAS 142.

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

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Based on the results of the impairment tests conducted in the first quarter of 2002, goodwill was not deemed to be impaired at the insurance segment, since the fair value of the reporting unit exceeded its carrying value. Therefore, the second step of the goodwill impairment test was not performed. However, the carrying values of the insurance management and TPA segments exceeded their respective fair values, indicating an impairment of goodwill. Under step 2 of the test, the implied fair values of the insurance management and TPA goodwill were compared to their carrying values to measure the amount of impairment loss. As a result, a non-cash transitional impairment charge of $48,362 ($29,578, after an income tax benefit of $18,784) was recognized and recorded as a cumulative effect of accounting change in the accompanying consolidated statements of income (loss) for the year ended December 31, 2002. The results of the transitional impairment tests and charges were as follows:

		Insurance	Third Party
	Insurance	Management	Administration	Total
Balance as of December 31, 2001	$10,833	49,140	7,259	67,232
Impairment charge	—	(41,103)	(7,259)	(48,362)
Balance as of December 31, 2002	$10,833	8,037	—	18,870

The transitional impairment charge at the insurance management segment primarily reflects certain intangibles and synergies, which, in our opinion, are opportunistic in nature and carry a relatively significant degree of uncertainty; therefore, we treated these intangibles conservatively in the valuation required by FAS 142. The transitional impairment charge at the TPA segment primarily reflects changes in market conditions and an increase in competition in recent years in the markets served by FPIC’s TPA segment.

The following table provides comparative disclosures of net income excluding the cumulative effect of accounting change, net of taxes, for 2004, 2003 and 2002.

	2004	2003	2002
Net Income (Loss):
Net income (loss), as reported	$28,181	16,572	(14,702)
Cumulative effect of accounting change	—	—	29,578
Net income, comparative	$28,181	16,572	14,876

Basic Earnings (Loss) Per Common Share:
Net income (loss), as reported	$2.83	1.75	(1.57)
Cumulative effect of accounting change	—	—	3.15
Basic earnings per common share, comparative	$2.83	1.75	1.58

Diluted Earnings (Loss) Per Common Share:
Net income (loss), as reported	$2.70	1.71	(1.56)
Cumulative effect of accounting change	—	—	3.14
Diluted earnings per common share, comparative	$2.70	1.71	1.58

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

As required by FAS 142, we completed annual impairment testing of our remaining goodwill as of December 31, 2004 and 2003 during the first quarters of 2005 and 2004, respectively, including obtaining reports from independent valuation consultants. Based on the results of such testing, we determined that the fair value of the goodwill exceeded the carrying value and that no impairment exists.

6. Income Taxes

FPIC’s provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
Current Expense:
Federal	$13,178	7,538	6,605
State	3,406	1,394	1,385
Total	16,584	8,932	7,990

Deferred Expense:
Federal	120	(11)	767
State	237	396	77
Total	357	385	844

Net income tax expense	$16,941	9,317	8,834

The provision for income taxes differs from the statutory corporate tax rate of 35% for the years ended December 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002
Computed "expected" tax expense	$15,793	9,061	8,298
Municipal bond interest	(2,206)	(1,130)	(1,309)
State income taxes, net of Federal benefit	2,368	1,164	950
Prior year adjustments upon IRS examination	750	—	544
Other, net	236	222	351
Actual income tax expense	$16,941	9,317	8,834

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

At December 31, 2004 and 2003, the significant components of the net deferred tax asset were as follows:

	2004	2003
Deferred Tax Assets Arising From:
Loss reserve discounting	$12,746	12,252
Goodwill and intangible assets	12,163	14,321
Unearned premiums	10,477	7,558
Realized loss on securities	2,075	1,751
Net operating loss carry forward	1,776	2,149
Benefit plans	1,461	1,096
Deferred ceding commission	481	1,206
Other	1,610	358
Total deferred tax assets	42,789	40,691

Deferred Tax Liabilities Arising From:
Deferred policy acquisition costs	4,335	2,464
Unrealized gains on securities	1,992	2,470
Other	826	938
Total deferred tax liabilities	7,153	5,872

Net deferred tax asset	$35,636	34,819

Net deferred tax assets and Federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management’s conclusions as to the ultimate realizability of deferred tax assets.

FPIC has remaining net operating loss carry forwards of approximately $5,075 as of December 31, 2004 that may be used to offset taxable income in future years subject to an annual limitation imposed by the Internal Revenue Code. These net operating loss carry forwards expire in the years 2018 and 2019.

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

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

7. Liability for Losses and LAE

Activity in the liability for losses and LAE for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Gross balance, January 1	$574,529	440,166	318,483
Less reinsurance recoverables	275,766	168,159	80,410
Net balance, January 1	298,763	272,007	238,073

Incurred Related To:
Current year	124,699	118,492	137,155
Prior years	473	482	2,416
Total incurred	125,172	118,974	139,571

Paid Related To:
Current year	16,517	13,455	9,130
Prior years	105,719	101,989	96,507
Total paid	122,236	115,444	105,637

Gerling commutation	—	23,226	—

Net balance, December 31	301,699	298,763	272,007
Plus reinsurance recoverables	333,419	275,766	168,159
Gross balance, December 31	$635,118	574,529	440,166

Incurred Related to Current Year
Our best estimate of reserves for the 2004 year has been determined using historical trends with adjustments added to provide for uncertainties inherent in the claims environment in Florida, including those resulting from significant tort reform initiatives passed by the legislature in 2003 and three constitutional amendments passed by popular initiative in 2004. Because of the uncertainty created by these changes, we believe that booking a more conservative provision in the current year is prudent.

Incurred Related to Prior Years
FPIC’s aggregate loss and LAE reserve estimates reported for years 2003 and prior have not increased significantly, as a group, in 2004. FPIC adopted a new harder claims payment philosophy beginning in 2001. The new claims philosophy, which is now approaching its fourth full year, has had the effect so far of reducing FPIC’s overall loss costs relative to its former claims philosophy. It has also had the effect of changing FPIC’s loss development patterns thereby introducing an additional element of uncertainty into the provisions for the individual prior years. We believe that it is best to treat this element of uncertainty conservatively and thus, have not reduced our prior year reserves, in aggregate, but have increased the provisions in some years and reduced them in others. As further commented upon below, as of December 31, 2004, we have increased our aggregate loss and LAE reserves, net of reinsurance, for the years ended December 31, 2001 and prior as originally reported by $35,174 and have reduced our reserves for claims related to the years ended December 31, 2002 and 2003 by $18,988 and $15,713, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

In 2003, we increased our net reserves for the years 1999 through 2001 primarily in recognition of higher severity than initially assumed, particularly in Missouri. As of December 31, 2004, we increased our net allocated loss adjustment expense (“ALAE”) reserves across all years since 1999, which resulted in additional upward development in reserves for years 1999 through 2001. The higher ALAE reserves are the result of our harder claims philosophy, under which we began taking more cases to trial in 2001. We also experienced some upward development in loss experience on corporate policy endorsements and on business in non-core states and increased our 2000 and 2001 reserves.

Despite higher ALAE and other upward development for years 1999, 2000 and 2001, our loss experience and outlook overall has improved significantly in the most recent years. Improvements in our loss experience resulting from claims and underwriting initiatives we’ve implemented since 2001 have to date essentially met or exceeded our estimates for years since 2002. Accordingly, the upward development in 1999 through 2001 net reserves has been substantially offset by downward development in reserves for years 2002 and 2003 resulting in relatively immaterial net development, for all years prior to 2004 combined.

Given the proximity and status of the years 2000 through 2002, in particular, relative to the timing of the initiation of our harder claims payment philosophy and the implementation of initiatives to control increasing ALAE expenditures attendant to executing that philosophy, it is still reasonably possible that the remaining reserves for these years, in particular, may experience upward or downward development in the future.

As a result of the commutation of our ceded reinsurance to Gerling Global Reinsurance Corporation of America (“Gerling”) during 2003, we now retain the corresponding insured risks and losses and LAE we formerly ceded. We received $23,226 in exchange for the release of Gerling from its reinsurance obligations to us, which we added to our net reserves. No gain or loss was recognized on the transaction.

Refer to Note 8, Reinsurance, for information regarding the Gerling commutation.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

8. Reinsurance

FPIC cedes business to other insurance and reinsurance carriers under various reinsurance agreements and fronting programs. These ceded reinsurance agreements do not relieve FPIC from its obligations as primary insurer to its policyholders. To the extent that any reinsurer might be unable to meet its obligations, FPIC nonetheless continues to be liable to its policyholders for the insured losses and LAE.

The effect of reinsurance on premiums written and earned and losses and LAE incurred for the years ended December 31, 2004, 2003 and 2002, was as follows:

	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$312,728	313,160	340,741	336,727	344,727	318,068
Ceded	(120,196)	(163,484)	(197,607)	(205,062)	(204,479)	(166,384)
Net	$192,532	149,676	143,134	131,665	140,248	151,684

	2004	2003	2002
Losses and LAE incurred	$261,413	323,141	253,015
Reinsurance recoveries	(136,241)	(204,167)	(113,444)
Net losses and LAE incurred	$125,172	118,974	139,571

In 2004, FPIC reinsured under its primary excess of loss program individual losses incurred in excess of $500. In 2003 and 2002, FPIC reinsured individual losses incurred under this program in excess of $500 (Retention on FPIC’s anesthesiology programs was $375 per loss because 25% of that business was ceded to American Professional Assurance, Ltd. (“APAL”), a Cayman Island insurance company of which FPIC owns 9.8%. This program with APAL ended as of December 31, 2003.) The 2002 program also included an annual aggregate deductible, which was 0.58% of subject written premium or approximately $1.35 million.

Based on analysis of our exposure to extra-contractual obligations and claims in excess of policy limits (“ECO/XPL”), FPIC elected not to renew the supplemental awards made ECO/XPL reinsurance that we had carried in addition to the ECO/XPL coverage already included as part of our primary excess of loss reinsurance program. Therefore, this additional layer of excess reinsurance is no longer in effect after April 27, 2004 and we now retain this excess risk.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Net Account Quota Share Reinsurance

Effective July 1, 2002, our largest insurance subsidiary, First Professionals, entered into a net account quota share reinsurance agreement with two insurance companies of the Hannover Re group (“Hannover Re”). The agreement, which called for First Professionals to cede quota share portions of its written premiums, contains adjustable features, including sliding scale ceding commissions and a cap on the amount of losses that may be ceded to the reinsurer. The original agreement also contained a loss corridor on business ceded through March 31, 2003, which was removed along with other modifications made in connection with the amendment and extension of the agreement effective April 1, 2003. The effect of these features is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to First Professionals as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by First Professionals. While First Professionals does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. In addition to ceding a significant portion of its risks to Hannover Re, the agreement also allowed First Professionals to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity.

First Professionals has the option to commute the agreement should the business perform such that the underlying protection proves to be unnecessary, in which case the reinsurance would cease, the underlying reinsurance assets and liabilities would unwind, and any net funds under the agreement, less a 4.2% risk charge to be paid to the reinsurers, would be retained by First Professionals. At December 31, 2004 and 2003, this charge would have been $9,246 and $7,131, respectively. The decision of whether to commute the agreement and the timing of any such commutation will depend on the performance of the underlying business, the need for the agreement based on our capital position and other relevant considerations.

On May 6, 2003, we entered into an amendment to the Hannover Re net account quota share reinsurance agreement that, effective April 1, 2003, extended its expiration date to include policies written and renewed through December 31, 2004. The agreement was also amended to remove the loss corridor on business written and ceded, beginning April 1, 2003, and to reduce the lower end of the sliding scale ceding commission range from 27.5% to 20%. A provision was added that allowed First Professionals to reduce the quota share amount of premiums to be ceded under the agreement in 2004. Cancellation provisions were also added; one that gave First Professionals the option to cancel the agreement on or after January 1, 2004, with 30 days notice, and one that gave Hannover Re the option to cancel the agreement as of the effective date of any decrease in First Professionals’ base rate for its MPL insurance policies that exceeds 5%.

We terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004. With this termination, business is no longer ceded under it beginning with business written and renewed in the third quarter of 2004. The business already ceded through June 30, 2004 continues to be subject to the agreement and is in run off.

Reinsurance Recoverable on Paid Losses, Due From Reinsurers on Unpaid Losses and LAE and Ceded Unearned Premiums

As of December 31, 2004, we had reinsurance recoverable on paid losses, due from reinsurers on unpaid losses and ceded unearned premiums in the amounts of $19,140, $333,419 and $28,147, respectively, or $380,706, in aggregate.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The portion of our total aggregate reinsurance recoverables under the excess of loss programs was $135,188 as of December 31, 2004. Of this amount, $111,118 is due from authorized reinsurers under applicable state insurance regulations, and thus, we do not hold collateral for these recoverables. For the amounts due from unauthorized reinsurers, we hold collateral in the form of securities in trust, irrevocable letters of credit or other funds held. Most of the excess of loss reinsurers are rated at least “A-” by the A. M. Best and, in management’s opinion, these recoverables are fully collectible or realizable.

Reinsurance recoverables under the net account quota share reinsurance agreement, totaled $147,644, in aggregate, as of December 31, 2004. The two companies with which we placed this reinsurance are part of the Hannover Ruckversicherungs Group, which is rated “A” by A. M. Best, but these two subsidiaries are not authorized reinsurers under applicable state insurance regulations. Under the terms of the agreement, we have funds withheld in the amount of $132,877. In addition, we hold irrevocable letters of credit totaling $25,565 as collateral for these amounts. Hannover Re also participates in our excess of loss program. We do not hold collateral on balances due from the parent company because it is an authorized reinsurer.

As of December 31, 2004, $84,672 of our aggregate reinsurance recoverables are associated with program business under fronting agreements with related parties and others. Of this amount, $40,216 is due from PRI, the New York insurance reciprocal managed by our subsidiary, AFP, and for which we hold collateral of $45,802 in the form of securities held in trust. Reinsurance recoverables of $20,299 are due from segregated portfolios or cells of APAL (SPC) Ltd., a subsidiary of APAL, and are collateralized by securities in trust, an irrevocable letter of credit and other funds held totaling $18,761.

The remaining portion of our reinsurance recoverables as of December 31, 2004, $13,202, is due from APAL under a 25% quota share reinsurance agreement under which we ceased cessions as of December 31, 2003, and is collateralized by securities in trust, an irrevocable letter of credit and other funds held totaling $13,155.

For additional information on the above transactions that are with related parties, refer to Note 18, Related Party Transactions, which is presented below.

Commutation of Gerling Reinsurance

On November 25, 2003, FPIC received $23,500 in exchange for commuting its reinsurance treaties with Gerling, one of its reinsurers. The amount collected includes payments for commutation of Gerling’s quota share treaty for facultative reinsurance coverage on non-standard risks, Gerling’s portion of the excess of loss reinsurance program and payments for estimated future claims under the Gerling treaties. Gerling participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal as of January 1, 2003. No gain or loss was recognized on the commutation transaction. As a result of the commutation, we have no reinsurance recoverable from Gerling as of December 31, 2004 and 2003.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

9. Long Term Debt

Our outstanding long term debt, as of December 31, 2004 and 2003, consisted of the following:

	2004	2003
Junior subordinated debentures due May 15, 2033 (callable by FPIC beginning May 15, 2008); uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.1% (6.38% and 5.28% at December 31, 2004 and 2003, respectively)	$15,464	15,464

Junior subordinated debentures due May 23, 2033 (callable by FPIC beginning May 23, 2008); uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.2% (6.60% and 5.37% at December 31, 2004 and 2003, respectively)	5,155	5,155

Senior notes due May 23, 2033 (callable by FPIC beginning May 23, 2008); uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.2% (6.60% and 5.37% at December 31, 2004 and 2003, respectively)	10,000	10,000

Junior subordinated debentures due October 29, 2033 (callable by FPIC beginning October 29, 2008); uncollateralized and bearing floating rate interest at three-month LIBOR plus 3.85% (5.98% and 5.01% at December 31, 2004 and 2003, respectively)	15,464	15,464
Total	$46,083	46,083

During 2003, we completed the placement of $10,000 in senior notes and created three trusts that issued 30-year trust preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36,083. Issuance costs for all three offerings in the aggregate amount of approximately $1,404 were capitalized and are being amortized over their respective stated maturity periods of thirty years.

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

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The securities are uncollateralized and bear a floating interest rate equal to the three-month LIBOR plus a spread ranging from 3.85% to 4.20% (the total interest rates ranged from 5.98% to 6.60% as of December 31, 2004). The floating interest rate will be adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged under the securities within the first five years is 12.5%. We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of thirty years and are due in May and October 2033.

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

For additional information on FPIC’s hedging instruments and interest costs, see Note 10, Derivative Financial Instruments.

10. Derivative Financial Instruments

As of December 31, 2004, FPIC had four interest rate collars. The collars are designed to maintain FPIC’s ultimate floating rate interest costs on its trust preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities. The initial costs of the hedge instruments acquired for this purpose of $1,134, in aggregate, have been capitalized and will be amortized over their respective five year maturity periods.

The interest rate collars and terms as of December 31, 2004 are presented below with their corresponding effects on the floating rate interest costs associated with the trust preferred securities and senior notes.

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
(1) Based on three-month LIBOR

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The following is a summary of FPIC’s debt interest risk management strategy and the effect of this strategy on FPIC’s consolidated financial statements:

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

The interest rate collar instruments are reflected at fair value in FPIC’s consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive income, net). The net effect of this accounting on FPIC’s operating results is that interest expense on the floating interest rate debt being hedged is recorded based on fixed interest rates.

FPIC documents the relationships between the hedging instruments and the underlying long term debt instruments. FPIC also assesses the effectiveness of the hedging instruments on a quarterly basis. If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the swaps would be included in earnings rather than comprehensive income. For the years ended December 31, 2004 and 2003, the net gain or loss on the ineffective portion of the agreements was not material.

11. Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Fixed maturities, available for sale - Fair value was estimated based on prices from a third party service organization providing administrative services for investments.
•	Other invested assets - Carrying value approximates the fair value.
•	Cash and cash equivalents - Carrying value approximates the fair value because of the short maturity of these instruments.
•	Interest rate collars - Fair value was estimated using quotes from an institutional broker and represents the cash requirement if the existing agreement had been settled at year-end.
•	Long term debt - Carrying value approximates the fair value.

The following table presents the carrying values and estimated fair values of FPIC’s financial instruments as of December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Fixed maturities, available for sale	$548,543	548,543	528,647	528,647
Other invested assets	7,175	7,175	8,990	8,990
Cash and cash equivalents	128,250	128,250	85,064	85,064
Interest rate collars	498	450	1,051	1,035
Total financial assets	$684,466	684,418	623,752	623,736

Financial Liabilities:
Long term debt	$46,083	46,083	46,083	46,083
Total financial liabilities	$46,083	46,083	46,083	46,083

12. Stock Option and Employee Stock Purchase Plans

FPIC has a stock option plan for officers and key employees (the “employee plan”) and a plan for non-employee directors (the “director plan”). Under the director plan, only non-qualified stock options may be issued. Under the employee plan, both incentive stock options and non-qualified stock options may be granted to the same individual. The option price of an incentive stock option may not be less than 100% of the fair market value of shares on the grant date. The option price of a non-qualified option may not be less than 50% of the fair market value of shares on the grant date. Under the terms of the director plan, 5,000 shares are granted to each director on the date that person becomes a director and on an annual basis as approved by the Board. The plan also provides for discretionary grants at future dates as approved by the Board. Stock option grants made under the director plan are at a price not less than 100% of the fair market value of the underlying stock on the grant date.

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

At December 31, 2004 and 2003, 1,060,492 and 578,380 shares of FPIC’s common stock, respectively were reserved for issuance in connection with the stock option plans. A summary of the status of FPIC’s stock options is presented below:

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Exercisable	Exercise Price
Balance, December 31, 2001	1,845,860	$17.81	1,131,918	$20.65
Granted	327,500	8.49	—	—
Exercised	(23,833)	8.63	—	—
Forfeited	(138,665)	19.91	—	—
Balance, December 31, 2002	2,010,862	$16.25	1,355,515	$18.93
Granted	291,500	20.70	—	—
Exercised	(355,295)	11.93	—	—
Forfeited	(294,379)	24.11	—	—
Balance, December 31, 2003	1,652,688	$16.57	1,091,624	$17.10
Granted	70,950	27.54	—	—
Exercised	(214,270)	12.70	—	—
Forfeited	(54,922)	28.22	—	—
Balance, December 31, 2004	1,454,446	$17.24	1,105,012	$16.72

The following table summarizes information for options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Prices per Share	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.00-11.99	423,830	6.20	$8.70	349,665	$9.10
$12.00-15.99	472,360	5.90	$14.17	417,362	$14.32
$16.00-19.99	19,400	5.20	$17.44	16,067	$17.67
$20.00-35.99	485,281	6.50	$24.50	268,343	$24.48
$36.00-60.99	53,575	2.90	$46.02	53,575	$46.02
	1,454,446	6.10	$17.24	1,105,012	$16.72

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro-forma information presented in Note 2, Significant Accounting Policies, to the consolidated financial statements about stock-based compensation, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life of options	5 years	5 years	5 years
Risk free interest rate	3.89%	3.02%	3.31%
Expected volatility of stock	61.65%	53.02%	50.41%

The weighted average fair value of options granted during 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Fair value of options granted	$15.29	10.14	4.03
Total fair value of all options granted	$1,085	2,955	1,319
Expected dividends	$—	—	—
Total number of options granted	70,950	291,500	327,500

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

FPIC also maintains an Employee Stock Purchase Plan that allows employees to purchase FPIC’s common stock at 85% of the market value on the first or last day of the offering period, whichever is lower. At December 31, 2004 and 2003, 102,478 and 26,860, respectively, shares of FPIC’s common Stock were reserved for issuance in connection with this plan.

13. Employee Benefit Plans

FPIC currently sponsors nine post-retirement plans for its employees. The table below lists those plans and the subsidiary of FPIC whose employees are covered by that plan.

•	FPIC Defined contribution profit sharing plan
•	FPIC Defined benefit plan
•	FPIC Excess benefit plan
•	FPIC Supplemental executive retirement plan (“SERP”)
•	Tenere Defined contribution profit sharing plan and trust
•	Tenere Money purchase pension plan
•	AFP Defined contribution profit sharing plan
•	AFP Defined benefit plan
•	EMI Defined contribution profit sharing plan

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The FPIC defined contribution profit sharing plan is available to all employees of FPIC after meeting certain eligibility requirements. The plan is comprised of two parts. The first part of the plan is a defined contribution plan that allows employees to contribute up to 12.5% of their annual compensation, subject to IRS limits. FPIC contributes a matching amount equal to 2.5% of the employee’s annual compensation. The second part of the plan is a profit sharing plan, whereby FPIC may at its discretion make an additional contribution to the plan up to a maximum of 10% of the employee’s annual compensation. FPIC’s policy is to fully fund the liability for the matching portion at the end of each year. At December 31, 2004 and 2003, the fair market value of defined contribution profit sharing plan assets was $9,882 and $8,174, respectively. Employer contributions to this plan were approximately $1,034, $960 and $735 in 2004, 2003 and 2002, respectively.

The FPIC defined benefit plan is available to all eligible employees of FPIC who have six months of service and whose ages are twenty and one half years of age or older. The amount of benefits is based on years of service and 0.75% of the employee’s average monthly salary not over the Social Security base plus 1.4% of the employee’s average monthly salary over the Social Security base. FPIC’s policy is to contribute the maximum amount towards funding benefits under the plan subject to IRS limits. At December 31, 2004 and 2003, the fair market value of defined benefit plan assets was $3,464 and $3,281, respectively. FPIC had a net periodic pension cost of $549, $463 and $277 for this plan in 2004, 2003 and 2002, respectively. Employer contributions to this plan were approximately $1,459 and $143 in 2003 and 2002, respectively. We currently anticipate contributing $70 to this plan during the next twelve months.

The FPIC excess benefit plan provides a means of equalizing the benefits of those employees participating in the FPIC defined benefit plan whose funded benefits under the FPIC defined benefit plan are or will be limited by the application of ERISA, the Internal Revenue Service Code, or any applicable law or regulation. The plan is available to all participants under the FPIC defined benefit plan, other than those individuals covered under the SERP, whenever their benefits under the FPIC defined benefit plan exceed applicable limitations. The plan is unfunded. FPIC had a net periodic pension cost of $271 for the year ended December 31, 2004.

FPIC also has a SERP that provides certain executives with income at retirement equal to 60% of pre-retirement base compensation, less qualified pension plan benefits paid by FPIC and all predecessor plans and Social Security benefits. The plan has no vesting prior to age 55. The total liability included in the financial statements for this plan amounted to approximately $2,295 and $1,961 as of December 31, 2004 and 2003, respectively. FPIC had a net periodic pension cost of $562, $192 and $258 under this plan in 2004, 2003 and 2002, respectively.

The Tenere defined contribution profit sharing plan and trust is available to all employees of Tenere upon meeting certain eligibility requirements. The plan is comprised of two parts. The first part is a defined contribution plan that allows employees to contribute a portion of their annual compensation, subject to IRS limits. The second part is a profit sharing plan, whereby Tenere may at its discretion contribute an employer contribution to the plan. At December 31, 2004 and 2003, the fair market value of plan assets was $1,103 and $881, respectively. Employer contributions to this plan were approximately $62, $76 and $62 in 2004, 2003 and 2002, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The Tenere money purchase plan is available to all employees of Tenere upon meeting certain eligibility requirements. The plan is designed to provide benefits based on length of service, whereby Tenere will make contributions to the plan on behalf of the participants for each year of service until the employee retires. At retirement, the employee will be eligible to receive the value of the contributions made to the plan on the employee’s behalf. Tenere contributes on behalf of each participant an amount equal to 6.0% of the employee’s annual compensation plus 5.7% of the employee’s annual compensation in excess of the Social Security Taxable Wage Base. At December 31, 2004 and 2003, the fair market value of plan assets was $395 and $290, respectively. Employer contributions to this plan were approximately $71, $93 and $89 in 2004, 2003 and 2002, respectively.

The AFP defined contribution and profit sharing and defined benefit plans are available to all eligible employees of AFP. The benefits under these plans are based on years of service and employee compensation. AFP’s funding policy is to contribute to the plans an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus any additional amounts determined to be appropriate from time to time. Contributions are intended to be sufficient to cover the costs of benefits earned for service to date and an estimate of those costs for future service. The invested assets of the plans consist of investments in various types and categories of stocks and bonds. At December 31, 2004 and 2003, the fair market value of plan assets was $12,128 and $8,852, respectively. Pension costs for the years 2004, 2003 and 2002 amounted to $2,821, $1,905 and $1,255, respectively. Employer contributions to this plan were approximately $2,900, $2,035 and $1,221 in 2004, 2003 and 2002, respectively. We currently anticipate contributing $2,800 to the AFP defined benefit plan during the next twelve months.

The EMI defined contribution profit sharing plan is available for all employees of EMI upon meeting certain eligibility requirements. Under the plan, employees can contribute up to 16% of their annual salary, subject to IRS limits, of which EMI may, at its discretion, contribute a matching amount of up to 100% of the employee contributions. Historically, EMI has contributed a matching amount equal to approximately 30% of the employee contribution. At December 31, 2004 and 2003, the fair market value of plan assets was $3,279 and $2,653. Employer contributions to this plan were approximately $83, $79 and $83 in 2004, 2003 and 2002, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The actuarially computed net periodic pension cost for our three defined benefit plans and SERP combined for the years ending December 31, 2004, 2003 and 2002, included the following:

	2004	2003	2002
Service cost of benefits earned during the period	$2,266	1,470	1,081
Interest cost on projected benefit obligation	1,349	1,035	826
Expected return on plan assets	(919)	(663)	(548)
Recognized net actuarial loss	1,015	608	235
Net amortization and deferral	490	114	196
Net periodic pension cost	$4,201	2,564	1,790

	2004	2003	2002
Actuarial Present Value of Benefit Obligation:
Accumulated benefit obligations	$(16,564)	(14,407)	(10,392)

Projected benefit obligations for service rendered to date	$(26,981)	(20,234)	(15,293)
Plan assets at fair value	15,592	12,133	8,383
Projected benefit obligations in excess of plan assets	(11,389)	(8,101)	(6,910)
Unrecognized net loss from past experience different from that assumed	7,862	6,525	4,302
Prior service cost not yet recognized in net periodic pension cost	851	(57)	235
Unrecognized net obligations at inception recognized over 15.29 years	101	131	169
Accrued pension cost	$(2,575)	(1,502)	(2,204)

The following tables set forth the status of our three defined benefit plans and SERP combined for the years ending December 31, 2004 and 2003, respectively.

	2004	2003
Change in Benefit Obligation:
Benefit obligation, January 1	$20,579	15,293
Service cost	2,266	1,470
Interest cost	1,349	1,035
Actuarial loss	4,263	2,815
Benefits paid	(1,476)	(379)
Benefit obligation, December 31	$26,981	20,234

Change in Plan Assets:
Fair value of plan assets, January 1	$12,133	8,383
Actual return on plan assets	2,035	636
Employer contributions	2,900	3,493
Benefits paid	(1,476)	(379)
Fair value of plan assets, December 31	$15,592	12,133

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Assumptions used in the accounting for the net periodic pension cost and plan status for our three defined benefit plans and SERP combined for the years ended December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
Discount rates	5.50%	6.14%	6.59%
Rate of increase in compensation levels	5.21%	5.18%	5.04%
Return on assets	7.14%	7.10%	6.76%

Assumptions used in the accounting for the benefit obligation for our three defined benefit plans and SERP combined for the years ended December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
Discount rates	5.50%	5.83%	6.47%
Rate of increase in compensation levels	5.29%	5.17%	5.18%
Return on assets	7.00%	7.14%	6.70%

Both FPIC and AFP maintain a diversified investment strategy in managing its defined benefit plans and consider investment risk and return on assets. This is accomplished by maintaining portfolios of managed pooled separate accounts with their administrator-investment providers, which include investments in equity and debt securities, and to a limited extent real estate. The plans assets are not invested in derivative securities.

As of December 31, 2004, approximately 71%, 28% and 1% of the FPIC defined benefit plan assets were held in debt securities, equity securities and real estate, respectively. AFP’s defined benefit plan assets were comprised of 44% equity securities, 38% debt securities and 18% convertible debt securities. We do expect our allocation percentages to change significantly in the near future. Debt securities in both FPIC and AFP include a combination of money market, bond and mortgage backed investments. Equity securities are fairly evenly distributed in a diversified portfolio of large, medium and small cap investments, with a modest international component.

FPIC’s and AFP’s portfolios are subject to review periodically and rebalanced accordingly, if market conditions change or the portfolio needs to be rebalanced to meet target allocations.

14. Commitments and Contingencies

The future minimum annual rentals under non-cancelable operating leases are as follows:

2005	$3,271
2006	2,920
2007	2,613
2008	2,572
2009	1,478
Thereafter	2,903
Total	$15,757

Total rental expense was $2,257, $2,636 and $2,581 for 2004, 2003 and 2002, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. FPIC has evaluated such exposures as of December 31, 2004, and believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims. In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

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

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of December 31, 2004, and in all cases, believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

FPIC’s insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

In addition to standard assessments, the Florida and Missouri Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. FPIC would be assessed on the basis of premiums written in the state. No special assessments were made in 2004 and 2003. In addition, FPIC could be subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as a hurricane.

While management has evaluated the incidents and circumstances surrounding the above-mentioned asserted or unasserted legal claims and assessments of which it is aware and believes that these will not have materially adverse effects on FPIC beyond amounts already recognized and accrued, there can be no absolute assurance as to their ultimate outcomes.

Management agreement between AFP and PRI

See Note 18, Related Party Transactions, Management Agreement with PRI and Reinsurance Services, to the consolidated financial statements for information about the management agreement with PRI. FPIC has also issued two irrevocable letters of credit in the amount of $500,000 as collateral under the operating leases for the buildings occupied by AFP in Manhasset and Lake Success, New York.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

15. Reconciliation of Basic and Diluted Earnings Per Share

Data with respect to FPIC’s basic and diluted earnings per common share are shown below:

	2004	2003	2002
Net Income (Loss):
Income before cumulative effect of accounting change	$28,181	16,572	14,876
Cumulative effect of accounting change	—	—	(29,578)
Net income (loss)	$28,181	16,572	(14,702)

Basic Earnings (Loss) Per Common Share:
Income before cumulative effect of accounting change	$2.83	1.75	1.58
Cumulative effect of accounting change	—	—	(3.15)
Net income (loss)	$2.83	1.75	(1.57)

Diluted Earnings (Loss) Per Common Share:
Income before cumulative effect of accounting change	$2.70	1.71	1.58
Cumulative effect of accounting change	—	—	(3.14)
Net income (loss)	$2.70	1.71	(1.56)

Basic weighted average shares outstanding	9,973	9,483	9,387
Common stock equivalents	447	182	45
Diluted weighted average shares outstanding	10,420	9,665	9,432

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

16. Segment Information

In accordance with the provisions of FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” FPIC has determined that it has three reportable operating segments: insurance, insurance management and TPA. Our insurance segment specializes in professional liability insurance products and services for physicians, dentists and other healthcare providers. The insurance management segment contains our subsidiary AFP, which serves as the exclusive manager and attorney-in-fact of PRI, an insurance reciprocal in New York. PRI is a major client of ours and our revenues and results of operations are financially sensitive to its revenues and financial condition. We do not own PRI, or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under FIN 46R and so PRI’s financial statements are not consolidated or included in ours. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership basically vest with the policyholders of PRI. The insurance management segment also provides brokerage, administration and intermediary services for insurance and reinsurance programs to PRI and FPIC. Our TPA segment provides administrative and claims management services to self-insured employer groups for group accident and health, workers’ compensation and general liability and property insurance plans.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 2, Significant Accounting Policies. We evaluate a segment’s performance based on net income or loss and account for intersegment sales and transfers, which are eliminated in the consolidated financial statements, as if the sales or transfers were to a third party. Holding company operations are included within the insurance segment due to its size and prominence and the substantial attention devoted to the segment. We believe that intersegment revenues associated with transactions between the segments would be reasonably approximate with similar products or services that may have been obtained from or provided to unrelated third parties. All segments are managed separately because each respective business is distinct in terms of markets served, products and services, technology and required business resources and strategies.

The following table provides a reconciliation of reportable segment assets to FPIC’s consolidated assets:

	2004	2003	2002
Combined assets for reportable segments	$1,556,217	1,430,006	1,262,407
Investments in consolidated investees	(280,582)	(245,098)	(233,069)
Intercompany receivables	(4,329)	(2,152)	(2,907)
Total consolidated assets	$1,271,306	1,182,756	1,026,431

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Selected financial information by segment follows:
	For the Year Ended December 31, 2004
		Insurance		Total	Intersegment
	Insurance	Management	TPA	Segments	Eliminations	Consolidated
Net premium earned	$149,676	—	—	149,676	—	149,676
Claims administration and management fees	$—	39,100	14,146	53,246	—	53,246
Net investment income	$20,627	126	6	20,759	—	20,759
Total revenue	$175,093	48,530	16,384	240,007	(3,200)	236,807
Depreciation and amortization	$2,707	1,526	303	4,536	—	4,536
Interest expense on debt	$2,564	—	—	2,564	—	2,564
Income tax expense	$8,262	8,006	673	16,941	—	16,941
Minority interest	$—	248	—	248	—	248
Income before cumulative effect of accounting change	$16,272	10,870	1,039	28,181	—	28,181
Net income	$16,272	10,870	1,039	28,181	—	28,181
Identifiable assets	$1,225,761	44,520	5,354	1,275,635	(4,329)	1,271,306
Goodwill	$10,833	8,037	—	18,870	—	18,870

	For the Year Ended December 31, 2003
		Insurance		Total	Intersegment
	Insurance	Management	TPA	Segments	Eliminations	Consolidated
Net premium earned	$131,665	—	—	131,665	—	131,665
Claims administration and management fees	$—	26,582	14,313	40,895	—	40,895
Net investment income	$18,285	116	13	18,414	—	18,414
Total revenue	$153,231	36,604	16,514	206,349	(4,625)	201,724
Depreciation and amortization	$1,796	1,194	393	3,383	—	3,383
Interest expense on debt	$5,886	—	—	5,886	—	5,886
Income tax expense	$2,389	6,217	711	9,317	—	9,317
Minority interest	$—	94	—	94	—	94
Income before cumulative effect of accounting change	$6,803	8,839	930	16,572	—	16,572
Net income	$6,803	8,839	930	16,572	—	16,572
Identifiable assets	$1,139,279	39,634	5,995	1,184,908	(2,152)	1,182,756
Goodwill	$10,833	8,037	—	18,870	—	18,870

	For the Year Ended December 31, 2002
		Insurance		Total	Intersegment
	Insurance	Management	TPA	Segments	Eliminations	Consolidated
Net premium earned	$151,684	—	—	151,684	—	151,684
Claims administration and management fees	$—	24,341	12,693	37,034	—	37,034
Net investment income	$20,793	141	43	20,977	—	20,977
Total revenue	$178,659	31,678	15,302	225,639	(3,699)	221,940
Depreciation and amortization	$6,572	885	503	7,960	—	7,960
Interest expense on debt	$4,762	—	—	4,762	—	4,762
Income tax expense	$4,162	4,463	209	8,834	—	8,834
Minority interest	$—	172	—	172	—	172
Income before cumulative effect of accounting change	$8,287	6,277	312	14,876	—	14,876
Cumulative effect of accounting change	$—	(24,363)	(5,215)	(29,578)	—	(29,578)
Net income	$8,287	(18,086)	(4,903)	(14,702)	—	(14,702)
Identifiable assets	$984,470	38,585	6,283	1,029,338	(2,907)	1,026,431
Goodwill	$10,833	8,037	—	18,870	—	18,870

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

17. Statutory Accounting

     First Professionals, APAC, Intermed and Interlex are required to file statutory-basis financial statements with state insurance regulatory authorities. The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent. In 2005, and based on the amounts of capital and surplus of our insurance subsidiaries as of December 31, 2004, dividends of $16,024 may be paid to FPIC, the holding company, without regulatory consent.

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

The restricted net assets for FPIC’s insurance subsidiaries at December 31, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
First Professionals	$130,862	106,967	99,772
APAC	$13,356	13,508	13,151
Intermed	$29,333	25,265	24,743
Interlex	$7,243	6,117	5,822

The statutory capital and surplus for FPIC’s insurance subsidiaries at December 31, 2004, 2003 and 2002, is shown in the table below.

	2004	2003	2002
First Professionals	$145,402	118,873	110,858
APAC	14,840	15,009	14,612
Intermed	30,951	26,991	24,743
Interlex	8,048	6,797	6,541
Combined statutory surplus	199,241	167,670	156,754
Less: Intercompany eliminations	(38,999)	(33,788)	(31,284)
Consolidated statutory surplus	$160,242	133,882	125,470

For the years ended December 31, 2004, 2003 and 2002, the statutory net income (loss) for FPIC’s insurance subsidiaries was as follows:

	2004	2003	2002
First Professionals	$9,063	2,524	10,961
APAC	(45)	1,032	569
Intermed	(446)	2,316	1,295
Interlex	1,103	287	99
Total statutory income	$9,675	6,159	12,924

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

18. Related Party Transactions

Following is a summary of the related party transactions of FPIC and its consolidated subsidiaries included in the consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. Credit balances are presented parenthetically.

	As of
	Dec 31, 2004	Dec 31, 2003
Statements of Financial Position:
Other invested assets	$—	788
Premiums receivable	$5,374	8,608
Reinsurance recoverable on paid losses	$2,663	2,738
Reinsurance recoverable on unpaid losses and advance premiums	$10,538	12,012
Reinsurance recoverable on unpaid losses and advance premiums, fronting arrangements (1)	$72,224	70,462
Ceded unearned premiums	$—	3,638
Ceded unearned premiums, fronting arrangements (2)	$2,550	12,848
Deferred policy acquisition costs	$3,002	4,035
Deferred policy acquisition costs, fronting arrangements	$—	(535)
Other assets	$7,882	4,171
Liability for losses and LAE	$(25,292)	(20,555)
Unearned premiums	$(46,575)	(47,240)
Reinsurance payable	$(248)	(23)
Reinsurance payable, fronting arrangements	$(4,372)	(11,738)
Other liabilities	$(7,793)	(8,759)

(1) Corresponding liability for losses and LAE under fronting arrangements was ($73,122) and ($71,620) as of December 31, 2004 and 2003, respectively.
(2) Corresponding unearned premiums under fronting arrangements was ($2,790) and ($12,848) as of December 31, 2004 and 2003, respectively.

	2004	2003	2002
Statements of Income (Loss):
Net premiums earned	$(6,059)	(3,478)	(6,921)
Ceded premiums earned, fronting arrangements (1)	$35,563	45,729	51,736
Claims administration and management fees	$(39,100)	(26,582)	(24,341)
Finance charge and other income	$—	(64)	(50)
Net losses and LAE	$2,885	(2,289)	(1,532)
Ceded losses and LAE, fronting arrangements (2)	$(22,390)	(44,697)	(27,000)
Other underwriting expenses	$692	3,804	2,774
Other underwriting expenses, fronting arrangements	$(4,971)	(6,382)	(4,417)
Other expenses	$213	213	248

(1) Corresponding direct premiums earned under fronting arrangements were ($35,559), ($45,726) and ($52,079) for the years ended December 31, 2004, 2003 and 2002, respectively.
(2) Corresponding direct losses and LAE incurred under fronting arrangements were $22,338, $44,768 and $27,290 for the years ended December 31, 2004, 2003 and 2002, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

 Management Agreements with APA Management, Inc. (“APAM”) and Consulting Group of APA, Inc. (“CGA”)

Effective June 30, 1998, FPIC entered into a management services agreement with APAM and CGA, to provide FPIC with all necessary insurance management and administrative services for APAC, a wholly owned subsidiary of FPIC. FPIC has an indirect financial interest in APAM through its 9.8% interest in APAL, which owns 100% of APAM. Prior to January 1, 2002, the agreement provided that APAM would receive an annual fee of 14.5% of direct premiums (net of refunds) consisting of an annual 10.5% service fee and 4% claims management fee. Effective January 1, 2002, the agreement was amended to implement a sliding fee scale of 14.5% on the first $8 million of written premiums, 11% on written premiums between $8 million and $10 million, and 10% on all written premiums in excess of $10 million. In addition, the CGA fee was $500 annually. The agreement as it concerns APAM also provided that anesthesiologist business produced by First Professionals or its respective agents would be transferred to APAC upon renewal, assuming the insured agreed, and that APAM would receive an annual 1% service fee on such business.

As of December 31, 2003 the management agreement with APAM and the CGA consulting agreement had expired.

The following table summarizes the related party assets and liabilities as of December 31, 2004 and 2003 and revenues and expenses for the years ended December 31, 2004, 2003 and 2002 resulting from the management agreements with APAM and CGA.

	2004	2003	2002
Amounts Included Within the Statements of Income:
Net Losses and LAE:
Claims handling fees incurred	$—	1,115	951
Other Underwriting Expenses:
Management fees and consulting fees incurred	$—	3,407	2,732

FPIC also had two management agreements to provide investment management and information technology support services to APAM, which terminated on December 31, 2003. Total revenues earned by FPIC from these agreements totaled approximately $64 and $50 for the years ended December 31, 2003 and 2002, respectively.

  25% Quota Share Reinsurance Agreement with APAL

On July 1, 1998, First Professionals and APAC also entered into quota share reinsurance agreements with APAL whereby these two subsidiaries ceded a 25% quota share portion of all business written by them related to anesthesiologists and certain related specialties to APAL. The agreements were entered into in connection with and at the time of FPIC’s acquisition of APAC.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Effective December 31, 2003, FPIC did not renew or extend the quota share reinsurance agreements whereby First Professionals and APAC ceded 25% of their anesthesiologists’ MPL business to APAL. As a result, no further written premiums were ceded to APAL, effective January 1, 2004 and business ceded under these agreements through December 31, 2003, has been placed into run off.

The following table summarizes the related party assets and liabilities as of December 31, 2004 and 2003 and revenues and expenses for the years ended December 31, 2004, 2003 and 2002 resulting from the 25% quota share reinsurance agreement with APAL.

	As of	As of
	Dec 31, 2004	Dec 31, 2003
Amounts Included Within the Statements of Financial Position:
Reinsurance recoverable on paid losses	$2,663	2,738
Reinsurance recoverable on unpaid losses and advance premiums	$10,538	12,012
Other assets	$—	111
Ceded unearned premiums	$—	3,638
Reinsurance payable	$(248)	(23)

	2004	2003	2002
Amounts Included Within the Statements of Income:
Net Premiums Earned:
Ceded premiums earned	$3,792	8,210	7,046
Net Losses and LAE:
Ceded losses and LAE incurred	$(3,187)	(8,001)	(7,056)
Other Underwriting Expenses:
Ceding commissions earned	$(758)	(1,642)	(1,412)

See Note 8, Reinsurance, for additional information on the collateral held under these programs.

Fronting Programs with APAL (SPC) Limited

Effective in 2001, APAL formed a new subsidiary, APAL (SPC) Limited, which was established in accordance with Section 235(1) of the Company Law 2nd Revision of Caymanian Law as a segregated portfolio corporation. FPIC’s subsidiary, APAC, had developed alternative risk insurance programs whereby segregated portfolio corporations were formed to assume workers’ compensation risks. APAC received a fee for the use of its policy forms and does not retain the underwriting risks or incur the administrative expenses under these programs. Like other reinsurance agreements, APAC does remain liable to the insureds under these programs as the primary insurer in the event APAL (SPC) Limited or other reinsurers under these programs were not to perform. Therefore, APAC maintains collateral in the form of assets in trust and irrevocable letters of credit corresponding with applicable reinsurance recoverable balances.

All of these programs have been terminated as of December 31, 2004 or prior, and have been placed into run off.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The following table summarizes the related party assets and liabilities as of December 31, 2004 and 2003 and revenues and expenses for the years ended December 31, 2004, 2003 and 2002 resulting from the fronting programs with APAL (SPC) Limited. The corresponding direct business with non-related parties is indicated in the footnotes to the table.

	As of	As of
	Dec 31, 2004	Dec 31, 2003
Amounts Included Within the Statements of Financial Position:
Reinsurance recoverable on unpaid losses and advance premiums (1)	$17,748	14,938
Ceded unearned premiums, fronting arrangements (2)	$2,550	10,866
Reinsurance payable	$(4,372)	(11,738)

	2004	2003	2002
Amounts Included Within the Statements of Income:
Net Premiums Earned:
Ceded premiums earned (3)	$23,479	26,262	17,998
Net Losses and LAE:
Ceded losses and LAE incurred (4)	$(16,529)	(20,014)	(7,427)
Other Underwriting Expenses:
Fronting fee income earned	$(1,709)	(2,020)	(803)

(1) Corresponding liability for losses and LAE were ($17,748) and ($14,938) as of December 31, 2004 and 2003, respectively.
(2) Corresponding unearned premiums were ($2,790) and ($10,866) as of December 31, 2004 and 2003, respectively.
(3) Corresponding direct premiums earned were ($23,479), ($26,262) and ($17,998) for the years ended December 31, 2004, 2003 and 2002, respectively.
(4) Corresponding direct losses and LAE incurred were $16,529, $20,014 and $7,427 for the years ended December 31, 2004, 2003 and 2002, respectively.

See Note 8, Reinsurance, for additional information on the collateral held under these programs.

Reinsurance Agreements with PRI

On July 1, 1998, First Professionals began assuming reinsurance from PRI, a writer of medical liability insurance in the state of New York. PRI is managed by an attorney-in-fact, AFP, which is a wholly owned subsidiary of FPIC. Under one contract, which reinsures PRI for policies with limits of $1.0 million in excess of $1.0 million, First Professionals assumed losses only and paid PRI a ceding commission on the premiums assumed. Effective April 1, 2002, the contract was changed to reinsure PRI for policies with limits of $1.0 million in excess of $1.3 million. First Professionals and PRI elected not to renew their excess of loss reinsurance treaty effective July 1, 2004.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

During the first quarter of 2002, a former excess of loss reinsurance treaty with PRI relating to losses of $0.25 million in excess of $0.5 million was commuted. As a result of this commutation, during the first quarter of 2002, First Professionals reported approximately $9.3 million of paid losses and LAE with a corresponding reduction in reserves. There was no net income effect from this commutation, due to the prior accrual of such charge.

Effective January 1, 2000, First Professionals entered into a 100% quota share reinsurance agreement with PRI to assume PRI’s DD&R risks under its claims-made insurance policies in exchange for cash and investments in the amount of $47.0 million. During 2000, a GAAP valuation of the underlying liability was completed and a deferred credit in the amount of $13.2 million was recognized. The deferred credit, which is being amortized into income over 20 years, represents the difference between the GAAP valuation of the liability and the initial premium received. The liability was calculated using benefit assumptions and elements of pension actuarial models (i.e., mortality, morbidity, retirement, interest and inflation rate assumptions). In connection with the agreement, First Professionals recognized a 5% ceding commission expense, which was deferred and is being amortized as premiums are earned under the agreement.

The following table summarizes the related party assets and liabilities as of December 31, 2004 and 2003 and revenues and expenses for the years ended December 31, 2004, 2003 and 2002 resulting from the reinsurance agreements with PRI.

	As of	As of
	Dec 31, 2004	Dec 31, 2003
Amounts Included Within the Statements of Financial Position:
Premiums receivable	$5,374	8,608
Deferred policy acquisition costs	$3,002	4,035
Liability for losses and LAE	$(25,292)	(20,555)
Unearned premiums	$(46,575)	(47,240)
Other liabilities (deferred credit)	$(6,783)	(7,729)

	2004	2003	2002
Amounts Included Within the Statements of Income:
Net Premiums Earned:
Assumed premiums earned	$(9,852)	(11,689)	(13,966)
Net Losses and LAE:
Assumed losses and LAE incurred	$6,072	4,598	4,573
Other Underwriting Expenses:
Assuming commissions incurred	$1,889	2,584	2,475
Deferred credit amortization	$(946)	(1,020)	(1,258)

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Management Agreement with PRI and Reinsurance Services

AFP has an exclusive ten-year management agreement with PRI with the current term ending December 31, 2008. During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. With regard to profit sharing amounts already earned and collected, AFP has agreed pursuant to the amendment, to consider the years 1999, 2000 and 2001 re-open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. There have been no adjustments to date. AFP had previously earned and collected profit sharing amounts under the original agreement totaling $3,548 million for the three years ended December 31, 2001. In accordance with the amended agreement, AFP also agreed to pay 6% annual interest on the 10% profit share amounts previously earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, AFP is reimbursed for 50% of the costs associated with the risk management department it maintains for PRI insureds. The management agreement and amendment were reviewed and approved by the New York State Insurance Department.

FPIC’s revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. We do not own or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under FIN 46(R) and so PRI’s financial statements are not consolidated or included in ours. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership vest with the policyholders of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of FPIC’s insurance subsidiaries. In addition, PRI is regulated by the New York State Insurance Department and files annual and quarterly statements with the department containing its financial statements, prepared on the statutory-basis of accounting, and other data.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The following table summarizes the related party assets as of December 31, 2004 and 2003 and revenues and expenses for the years ended December 31, 2004, 2003 and 2002 resulting from the management agreement with PRI.

	As of	As of
	Dec 31, 2004	Dec 31, 2003
Amounts Included Within the Statements of Financial Position:
Other assets	$7,227	4,046
Accrued expenses and other liabilities	$(1,010)	(1,030)

	2004	2003	2002
Amounts Included Within the Statements of Income:
Claims Administration and Management Fees:
Management fees	$(38,152)	(26,582)	(24,341)
Other Expenses:
Loss sharing	$—	—	35
Interest expense	$213	213	213

In addition to the management agreement with PRI, AFP through its subsidiary FPIC Intermediaries provides brokerage, administration and intermediary services for insurance and reinsurance programs to PRI with the brokerage commissions being paid by the reinsuring company. As a result of its relationship with PRI, FPIC Intermediaries earned brokerage commissions of $1,434, $1,718 and $1,744 for the years ended December 31, 2004, 2003 and 2002 for the placement reinsurance on behalf of PRI with other reinsurance carriers. FPIC Intermediaries also earned brokerage commissions of $432, $1,008 and $952 from First Professionals for the years ended December 31, 2004, 2003 and 2002 for the placement of reinsurance with First Professionals from PRI. The brokerage commissions from First Professionals are eliminated in the consolidated financial statements.

For a summary of all revenues and expenses associated with the PRI management agreement and related brokerage and reinsurance intermediary services performed for it, refer to the selected financial information presented for the insurance management segment in Note 16, Segment Information, preceding.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

Management Agreement with PaPRI

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

PaPRI cedes 100% of the Pennsylvania program business in the form of reinsurance to PRI. PRM management fees were $0.7 million for the three months ended December 31, 2004. Direct premiums written by PaPRI during the three months ended December 31, 2004 were $3,295.

	As of	As of
	Dec 31, 2004	Dec 31, 2003
Amounts Included Within the Statements of Financial Position:
Other assets	$655	—

	2004	2003	2002
Amounts Included Within the Statements of Income:
Claims Administration and Management Fees:
Management fees	$(948)	—	—

Fronting Program with PRI

Effective July 1, 2000, First Professionals entered into an agreement with PRI whereby First Professionals, through PMA, served as the fronting carrier for an MPL insurance program in Pennsylvania for PRI. Under this program, whereby business was written on First Professionals’ policy forms and ceded to PRI under a 100% quota share reinsurance agreement, FPIC received a fronting fee of 7% and PMA received an administration fee of 20% of premiums written, in return for its services to PRI, which include underwriting, claims management and other administrative aspects of this program. PMA also pays all commissions and brokerage to outside agents and brokers for the placement of business under the program. Effective January 1, 2002, the terms of this agreement were amended to cede 100% of the premiums written to PRI. The amendment has been filed with the New York State Insurance Department.

Effective August 1, 2003, PRI engaged an unrelated fronting carrier and no new or renewal business was written on First Professionals’ policy forms thereafter.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The following table summarizes the related party assets and liabilities as of December 31, 2004 and 2003 and revenues and expenses for the years ended December 31, 2004, 2003 and 2002 resulting from the fronting program with PRI. The corresponding direct business with non-related parties is indicated in the footnotes to the table.

	As of	As of
	Dec 31, 2004	Dec 31, 2003
Amounts Included Within the Statements of Financial Position:
Reinsurance recoverable on unpaid losses and advance premiums (1)	$40,216	37,296
Ceded unearned premiums(2)	$—	1,982
Deferred policy acquisition costs	$—	(535)

	2004	2003	2002
Amounts Included Within the Statements of Income:
Net Premiums Earned:
Ceded premiums earned (3)	$12,084	16,145	11,418
Net Losses and LAE:
Ceded losses and LAE incurred (4)	$(9,830)	(21,005)	(10,221)
Other Underwriting Expenses:
Ceding commissions earned	$(3,262)	(4,358)	(3,045)

(1) Corresponding liability for losses and LAE were ($40,807) and ($38,454) as of December 31, 2004 and 2003, respectively.
(2) Corresponding unearned premiums were ($1,982) as of December 31, 2003, respectively.
(3) Corresponding direct premiums earned were ($12,080), ($16,143) and ($11,762) for the years ended December 30, 2004, 2003 and 2002, respectively.
(4) Corresponding direct losses and LAE incurred were $9,779, $21,076 and $10,511 for the years ended December 31, 2004, 2003 and 2002, respectively.

See Note 8, Reinsurance, for additional information on the collateral held under these programs.

Fronting Program with American Physicians Insurance Exchange (“APIE”)

FPIC had an insurance program with APIE, a Texas medical professional liability insurance exchange, whereby, through December 31, 2002, business was written on First Professionals’ policy forms and substantially all the underlying insurance risks and premiums were ceded to APIE for a fronting fee. We owned 20% of the outstanding common stock of APS, which serves as the exclusive management company for APIE, until October 1, 2003, at which time we sold our 20% investment to the majority (80%) owner for $2,050 in cash. A small gain was recognized on this transaction. One of our senior officers also served on the APS board of directors. This program was terminated effective December 31, 2002.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

The APIE fronting program expired December 31, 2002, at which time we ceased writing business for APIE on our policy forms and placed the existing business in run off.

The following table summarizes the related party assets and liabilities as of December 31, 2004 and 2003 and revenues and expenses for the years ended December 31, 2004, 2003 and 2002 resulting from the fronting program with APIE. The corresponding direct business with non-related parties is indicated in the footnotes to the table.

	As of	As of
	Dec 31, 2004	Dec 31, 2003
Amounts Included Within the Statements of Financial Position:
Reinsurance recoverable on unpaid losses and advance premiums (1)	$14,260	18,228

	2004	2003	2002
Amounts Included Within the Statements of Income:
Net Premiums Earned:
Ceded premiums earned (2)	$—	3,321	22,319
Net Losses and LAE:
Ceded losses and LAE incurred (3)	$3,969	(3,678)	(9,352)
Other Underwriting Expenses:
Fronting fee income	$—	(3)	(569)

(1) Corresponding liability for losses and LAE were ($14,567) and ($18,228) as of December 31, 2004 and 2003, respectively.
(2) Corresponding direct premiums earned were ($3,321) and ($22,319) for the years ended December 31, 2003 and 2002, respectively.
(3) Corresponding direct losses and LAE incurred were ($3,969), $3,678 and $9,352 for the years ended December 31, 2004, 2003 and 2002, respectively.

See Note 8, Reinsurance, for additional information on the collateral held under these programs.

Other Related Party Transactions

The principal owner of one of FPIC’s insurance agents and brokers serves as a director of FPIC. This director’s firm also acts as FPIC’s agent in purchasing its internal insurance. The commissions paid by FPIC to the director’s firm were approximately $343, $338 and $227 during the years ended December 31, 2004, 2003 and 2002, respectively. In addition, FPIC obtains corporate legal services from time to time from an outside law firm, a partner of which is also a director of FPIC. Costs incurred during the years ended December 31, 2004, 2003 and 2002 by FPIC with respect to these legal services were $165, $136 and $11, respectively.

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

19. Unaudited Quarterly Results of Operations

The following is a summary of our unaudited quarterly consolidated results of operations for the years ended December 31, 2004, 2003 and 2002:

2004	First	Second	Third	Fourth
Direct and assumed premiums written	$98,604	77,102	77,179	59,843
Net premium written	$43,604	33,327	65,118	50,483
Net premiums earned	$35,012	31,668	38,873	44,123
Net investment income	$5,621	4,564	5,039	5,535
Total revenues	$57,563	52,065	60,655	66,524
Net income	$7,010	6,457	7,529	7,185
Basic earnings per share	$0.71	0.65	0.75	0.72
Diluted earnings per share	$0.68	0.62	0.72	0.68

2003	First	Second	Third	Fourth
Direct and assumed premiums written	$104,535	84,395	87,808	64,003
Net premium written	$38,996	35,871	46,624	21,643
Net premiums earned	$28,908	31,870	40,895	29,992
Net investment income	$4,503	4,719	4,680	4,512
Total revenues	$44,129	49,141	60,093	48,361
Net income	$2,760	3,498	5,381	4,933
Basic earnings per share	$0.29	0.37	0.56	0.53
Diluted earnings per share	$0.29	0.37	0.56	0.49

2002	First	Second	Third	Fourth
Direct and assumed premiums written	$89,258	90,426	90,856	74,187
Net premium written	$56,196	57,164	(6,448)	33,336
Net premiums earned	$39,342	47,560	30,435	34,347
Net investment income	$4,888	5,813	5,688	4,588
Total revenues	$53,416	62,775	50,407	55,342
Income before cumulative effect of accounting change	$2,865	2,609	4,415	4,987
Cumulative effect of accounting change, net of an income tax benefit	$(29,578)	—	—	—
Net (loss) income	$(26,713)	2,609	4,415	4,987
Basic (loss) earnings per share	$(2.85)	0.28	0.47	0.53
Diluted (loss) earnings per share	$(2.82)	0.26	0.47	0.53

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share amounts and elsewhere as noted)

20. Subsequent Event

In January 2005, FPIC signed a definitive agreement with WebTPA, Inc. (“WebTPA”) to sell the TPA segment’s employee benefits administration business for approximately $0.5 million. Due to continuing competitiveness issues in the employee benefits administration marketplace, FPIC determined that its TPA segment would continue to be significantly challenged in this line and that a sale represented the most orderly transition of the business.  Closing and final purchase price determination is subject to certain terms and conditions, including obtaining required customer consents to assign related administrative contracts.  In accordance with FAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the results of the employee benefits administration business will be reported as a discontinued operation beginning in the first quarter of 2005.  As of December 31, 2004, the assets and liabilities related to this operation included in our consolidated statements of financial position were $0.8 million and $0.5 million, respectively.

SCHEDULE I

FPIC Insurance Group, Inc.
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2004
(in thousands)

	Cost or Amortized Cost	Fair Value	Amount in Statement of Financial Position
Fixed Maturities, Available for Sale:
Corporate securities	$131,128	131,941	131,941
United States Government agencies and authorities	80,512	81,256	81,256
States, municipalities and political subdivisions	251,274	254,246	254,246
Mortgage-backed securities	81,382	81,100	81,100
Total Fixed Maturities, Available for Sale	544,296	548,543	548,543

Other invested assets	7,175	7,175	7,175
Total Investments	$551,471	555,718	555,718

See Accompanying Report of Independent Registered Certified Public Accounting Firm.

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statements of Financial Position
As of December 31, 2004 and 2003
(in thousands, except common share data)

	2004	2003
Assets

Investments in subsidiaries*	$245,200	214,298
Other invested assets	1,083	1,871
Total investments	246,283	216,169

Cash and cash equivalents	6,984	10,248
Property and equipment, net	1,604	1,536
Due from subsidiaries, net*	6,919	1,630
Deferred income taxes	4,035	2,825
Other assets	6,951	6,669
Total assets	$272,776	239,077

Liabilities and Shareholders' Equity

Long term debt	$46,083	46,083
Accrued expenses and other liabilities	9,573	6,337
Total liabilities	55,656	52,420

Common stock, $.10 par value, 50,000,000 shares authorized 10,069,532 and 9,770,843 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,007	977
Additional paid-in capital	47,871	43,705
Retained earnings	165,880	137,699
Accumulated other comprehensive income, net	2,362	4,276
Total shareholders' equity	217,120	186,657
Total liabilities and shareholders' equity	$272,776	239,077

*Eliminated in consolidation

See Accompanying Report of Independent Registered Certified Public Accounting Firm.

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statements of Earnings (Losses)
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002

Revenues
Management fees from subsidiaries, net*	$28,757	25,288	21,577
Net investment loss	(663)	(404)	(19)
Net realized investment loss	(787)	(4,539)	—
Other income	1	92	54
Total revenues	27,308	20,437	21,612

Expenses
Management fees due to subsidiaries*	15	30	30
Other underwriting expenses	24,447	20,199	17,488
Interest expense on debt	2,564	5,886	4,762
Other expenses	—	22	174
Total expenses	27,026	26,137	22,454

Income (loss) before income taxes	282	(5,700)	(842)
Less: Income tax expense (benefit)	1,144	(2,143)	209
Loss before equity in undistributed earnings of subsidiaries	(862)	(3,557)	(1,051)
Equity in undistributed earnings (loss) of subsidiaries*	29,043	20,129	(13,651)
Net income (loss)	$28,181	16,572	(14,702)

*Eliminated in consolidation

See Accompanying Report of Independent Registered Certified Public Accounting Firm.

SCHEDULE II

FPIC Insurance Group, Inc.
Condensed Financial Information of Registrant
FPIC Insurance Group, Inc. (Parent Only)
Condensed Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$28,181	16,572	(14,702)
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Equity in undistributed earnings of subsidiaries*	(29,043)	(20,560)	13,326
Common stock dividend from subsidiaries*	2,224	3,650	6,590
Return of capital from subsidiaries*	10,881	8,550	8,260
Capital contribution to subsidiaries*	(16,000)	(4,200)	(10,860)
Depreciation and amortization	905	509	942
Realized loss on investments	787	4,629	—
Realized loss on sale of property and equipment	—	—	—
Net gain from equity investments	—	(195)	(222)
Deferred income tax benefit	(1,107)	(1,253)	(1,047)
Other Changes in Assets and Liabilities:
Due from subsidiaries*	(5,516)	138	(2,217)
Other assets	(760)	(3,804)	8,870
Other liabilities	3,651	1,389	325
Net cash (used in) provided by operating activities	(5,797)	5,425	9,265

Cash Flows From Investing Activities:
Proceeds from sale of other invested assets	—	2,266	—
Purchase of other invested assets	—	(1,083)	—
Purchase of property and equipment	(684)	(753)	(607)
Net cash (used in) provided by investing activities	(684)	430	(607)

Cash Flows From Financing Activities:
Receipt of long term debt	—	46,083	—
Payment of revolving credit facility	—	(47,208)	(5,833)
Purchase of derivative financial instrument	—	(1,134)	—
Settlement of derivative financial instrument	—	(2,493)	—
Issuance of common stock	3,217	4,423	438
Net cash provided by (used in) financing activities	3,217	(329)	(5,395)

Net (decrease) increase in cash and cash equivalents	(3,264)	5,526	3,263
Cash and cash equivalents at beginning of period	10,248	4,722	1,459
Cash and cash equivalents at end of period	$6,984	10,248	4,722

Supplemental Disclosure of Cash Flow Information:
Interest paid on debt	$2,524	3,363	4,718
Federal income taxes paid	$12,950	9,450	6,293
Federal income tax refunds received	$—	346	4,958
* Eliminated in consolidation

See Accompanying Report of Independent Registered Certified Public Accounting Firm.

SCHEDULE III

FPIC Insurance Group, Inc.
Consolidated Supplementary Insurance Information
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Deferred
	Policy
	Acquisition				Net		Amortization		Net
	Costs	Loss	Unearned	Premium	Investment	Loss	of	Other	Written
Segment	(“DPAC”)	Reserves	Premiums	Revenue	Income	Expenses	DPAC	Expenses	Premiums
2004
Medical professional and other liability	$11,280	635,118	177,003	149,676	20,627	125,172	8,417	11,542	192,532

2003
Medical professional and other liability	$6,209	574,529	177,435	131,665	18,285	118,974	6,008	8,880	143,134

2002
Medical professional and other liability	$4,452	440,166	173,421	151,684	20,793	139,571	9,952	8,511	140,248

See Accompanying Report of Independent Registered Certified Public Accounting Firm.

SCHEDULE IV

FPIC Insurance Group, Inc.
Reinsurance
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

		Ceded	Assumed
		Premiums	Premiums		Percentage
	Gross	Earned to	Earned	Net	of
	Premiums	Other	From Other	Premiums	Assumed
Type of Insurance	Amount	Companies	Companies	Earned	to Net
2004
Medical professional and other liability	$303,308	163,484	9,852	149,676	7%

2003
Medical professional and other liability	$325,039	205,062	11,688	131,665	9%

2002
Medical professional and other liability	$302,845	166,384	15,223	151,684	10%

See Accompanying Report of Independent Registered Certified Public Accounting Firm.

SCHEDULE V

FPIC Insurance Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

December 31, 2004
Allowance for doubtful accounts	$400	43	43	400

December 31, 2003
Allowance for doubtful accounts	$400	95	95	400

December 31, 2002
Allowance for doubtful accounts	$734	668	1,002	400

See Accompanying Report of Independent Registered Certified Public Accounting Firm.