Form 10-Q
period 2005-03-31
FPIC INSURANCE GROUP INC
filed 2005-05-09
CIK 1010247

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended March 31, 2005 or

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

As of May 4, 2005, there were 10,162,288 shares of the registrant's common stock outstanding.

FPIC Insurance Group, Inc.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements
The information required by Rule 10-01 of Regulation S-X is presented as follows:

Item 2. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations
For purposes of this MD&A, the term "FPIC" refers to FPIC Insurance Group, Inc. and subsidiaries unless the context requires otherwise. The following discussion and analysis of financial condition, changes in financial condition, liquidity and capital resources and results of operations and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 2005, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2005.

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

xi)	Developments in financial and securities markets that could affect our investment portfolio and financing plans;
xii)	Risk factors associated with the impact of rising interest rates on the market value of our investments;
xiii)	Risk factors associated with the impact of rising interest rates on our interest costs associated with our long-term debt;
xiv)	Rates, including rates on excess policies, being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
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
xxii)
Other risk factors discussed elsewhere within this Form 10-Q for the quarter ended March 31, 2005 and within our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies
      Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the liability for losses and loss adjustment expense (“LAE”) and related reinsurance assets, the carrying amounts or potential impairments of certain assets, and loss contingencies. We base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances. The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, which are described below and in the corresponding MD&A section and Note 2, Significant Accounting Policies, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

Investments
Our invested assets comprise our largest single asset class and consist mostly of investment securities in the form of fixed income investments in bonds and notes. Our fixed income investment securities are carried at their market values and accounted for $548.1 million and $548.5 million, or 99% of our total investments, and 43% of our total assets as of March 31, 2005 and December 31, 2004. Unrealized gains or losses in their market values are recorded directly to shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive income.

There is an exception to the treatment noted above if and when an investment security considered to be available for sale is deemed to be other-than-temporarily impaired. An other-than-temporary impairment may occur when the market value of a security falls below its cost by a material amount for an extended period of time (generally one year but can be less under certain circumstances) or when other creditworthiness issues arise with regard to an issuer. If and when a security is deemed to be other-than- temporarily impaired it is written down to its estimated market value with a corresponding realized investment loss recognized in net income.

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

Liability for Losses and LAE
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is the largest liability of FPIC and represents the financial statement item most sensitive to estimation and judgment. Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $627.3 million and $610.6 million, or 96%, of our total consolidated liability for losses and LAE as of March 31, 2005 and December 31, 2004, respectively.

    Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured claims and incidents as of the end of the period. The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”). IBNR primarily comprises provisions for LAE, losses under tail policies, and losses on covered extended reporting endorsements issued following the death, disability or retirement of claims-made insureds. Also implicit in loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. FPIC has historically settled its claims for amounts that are less than their individually estimated case reserves; this provision serves to offset the other loss and LAE reserve components.

    The primary factors affecting our estimates of how much we will pay and therefore our reserve for insurance claims, defense and other related costs are:

•	Frequency and severity trends (the number of claims and how much we will pay for each claim on average);
•	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment);
•	The timing or pattern of future payments;
•	The amount of defense cost we will pay for each claim or group of claims; and
•	Inflationary trends that are expected to bear on future loss and LAE payments.

    These factors, in turn, can be affected by the judicial environment and tort-related trends over time. It is also important to note that one or more of the actuarial methods used by us in developing our estimates periodically do not rely on specific assumptions for these factors; rather, these assumptions are developed as a by-product of the application of the methods, which may then be monitored and factored into the final judgmental considerations of the selection of the point estimate and range of reasonable values around the point estimate from among the methods. All of the above-mentioned factors individually can and will generally vary from one period to the next over time but are estimated to approximate their ultimate values in setting reserve estimates. Of necessity, such evaluations may be less in scope for purposes of preparing interim financial statements. For example, we do not perform a complete reserve study every quarter, and instead, rely on other analytical procedures.

    In addition, due to the relatively small number of claims ultimately resulting in an indemnity payment and the average cost per claim, any change in the trends assumed in the ultimate values for these factors may be expected to result in a significant change in the reserve estimates. Because our aggregate loss and LAE reserves are so large, virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position. As an example, a 1% increase or decrease in carried reserves, net of reinsurance, as of March 31, 2005, would result in an after-tax reduction or addition in reported net income of approximately $1.9 million, or 29% of our consolidated net income for the three months ended March 31, 2005. A typical range of reasonable values for MPL reserve estimates is considered to be as wide as 15%. Thus, in addition to the performance of the business itself, our results of operations and financial position are very sensitive to our reserve estimates and judgments.

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires stock options and other share-based payments made to employees and non-employee directors to be accounted for as compensation expense and recorded at fair value. Consistent with the provisions of the SEC Release No. 2005-57, we intend to adopt FAS 123(R) in the first quarter of 2006. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net income and earnings per share can be found in Note 1, Organization and Basis of Presentation, to the condensed consolidated financial statements within this Form 10-Q. A number of technical implementation issues are yet to be resolved, including the selection and use of an appropriate valuation model, and thus, the ultimate impact of adopting FAS 123(R) is not yet known.

During 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is other-than-temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, in October 2004 the implementation date was deferred. Due to the uncertainty as to how the relevant issues will be resolved, FPIC is unable to determine the impact of adopting paragraphs 10 through 20 of EITF Issue No. 03-1 until final implementation guidance is issued.

Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources: March 31, 2005 Compared to December 31, 2004

INVESTMENTS AND CASH AND CASH EQUIVALENTS increased $16.9 million to $700.9 million as of March 31, 2005 from $684.0 million as of December 31, 2004. The increase is primarily the result of net cash flows from operating activities generated by our insurance and insurance management segments.

PREMIUMS RECEIVABLE increased $8.7 million to $103.0 million as of March 31, 2005 from $94.3 million as of December 31, 2004. The increase in premiums receivable is primarily due to the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with a majority of the policies being renewed on January 1.  Thus, premiums receivable are expected to be higher as of the end of the first quarter of each year.

CEDED UNEARNED PREMIUMS decreased $7.8 million to $20.3 million as of March 31, 2005 from $28.1 million as of December 31, 2004. Approximately $6.6 million of the reduction is due to a decrease in ceded unearned premiums under the Hannover Re net account quota share reinsurance agreement. We terminated further cessions under the Hannover Re net account quota share reinsurance agreement effective July 1, 2004.

OTHER ASSETS decreased $6.5 million to $105.9 million as of March 31, 2005 from $112.4 million as of December 31, 2004. The decrease is primarily the result of a decline in amounts due from broker of $4.1 million and a decline in amounts due from PRI.

The LIABILITY FOR LOSSES AND LAE increased $16.3 million to $651.4 million as of March 31, 2005 from $635.1 million as of December 31, 2004. The increase is primarily attributable to growth in our core MPL insurance business resulting from rate increases.

UNEARNED PREMIUMS increased $16.0 million to $193.0 million as of March 31, 2005 from $177.0 million as of December 31, 2004. The increase is primarily due to the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with a majority of the policies being renewed on January 1.  Thus, unearned premiums are expected to be higher as of the end of the first quarter of each year.

REINSURANCE PAYABLE decreased $9.9 million to $124.7 million as of March 31, 2005 from $134.6 million as of December 31, 2004 primarily as a result of a reinsurance deposit premium paid at the end of March 2005, which was due on April 1, 2005, the exit of our workers compensation fronting programs and a decrease in the funds withheld balance under the Hannover Re net account quota share reinsurance agreement.

PAID IN ADVANCE AND UNPROCESSED PREMIUMS decreased $6.2 million to $7.5 million as of March 31, 2005 from $13.7 million as of December 31, 2004. The decline reflects the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with a majority of the policies being renewed on January 1. Thus, paid in advance and unprocessed premiums are expected to be higher as of December 31 and June 30 of each year.

OTHER LIABILITIES decreased $5.9 million to $41.6 million as of March 31, 2005 from $47.5 million as of December 31, 2004. The decline in other liabilities is primarily due to a $4.8 million decline in accrued salaries and incentive compensation payable, a $0.5 million decline in premium taxes, a $1.7 million decline in amounts due to broker and a reduction in miscellaneous payables of $0.5 million. Offsetting these reductions was an increase in commissions payable of $1.6 million.

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

Net Cash Provided By Operating Activities
As reported in the condensed consolidated statements of cash flows, net cash provided by operating activities was $27.2 million for the three months ended March 31, 2005 compared with net cash used in operating activities of $2.7 million for the three months ended March 31, 2004. The majority of the increase in cash provided by operating activities for the three months ended March 31, 2005 is attributable to recent growth at our insurance and insurance management segments. In addition, paid losses and LAE in the first quarter of 2004 were proportionally higher relative to premiums written and collected and several reinsured claims were settled in the first quarter of 2004 with the related reinsurance recoveries received after March 31, 2004.

As of March 31, 2005, we had cash and investments of $700.9 million and held fixed maturity securities, available for sale, with a fair value of approximately $21.7 million with scheduled maturities during the next twelve months. We believe that our cash and investments as of March 31, 2005, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

Holding Company Sources of Liquidity
Management Fees
The sources of liquidity to FPIC, the holding company, for the payment of its operating expenses, income taxes and debt-related expenses are management fees from our Florida insurance subsidiaries, overhead expense allocations to our insurance management and Third Party Administration (“TPA”) subsidiaries for which FPIC receives reimbursement, return of capital and dividends.

FPIC has management agreements with First Professionals Insurance Company, Inc. (“First Professionals”) and Anesthesiologists’ Professional Assurance Company, Inc. (“APAC”), under which it provides substantially all management and administrative services to these subsidiaries. Under the terms of the agreements, FPIC receives management fees equal to 115% of the costs incurred to manage the two subsidiaries. The additional 15% provision in the First Professionals and APAC management fees is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements. In the case of the agreement with APAC, the total annual management fees are also limited to an amount not to exceed those that would have been paid under the terms of its former management agreement.

Shareholder dividends available from our insurance subsidiaries are subject to certain limitations imposed by Florida and Missouri laws. The insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay FPIC dividends of approximately $16.0 million during 2005 without prior regulatory approval.

Long Term Debt
During 2003, we completed the placement of $10.0 million in 30-year senior notes and created three trusts that issued 30-year trust preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. The debentures issued by FPIC, which are reported as long term debt in the condensed consolidated statements of financial position, are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another.

The securities are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 6.58% to 7.11% as of March 31, 2005). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased hedging instruments, as described below, designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of thirty years and are due in May and October 2033.

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

Stock Purchase Plans
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. We did not repurchase any shares during the three months ended March 31, 2005 and a total of 365,500 shares remain available to be repurchased under the program. Under certain circumstances, limitations may be placed on FPIC’s ability to purchase its capital stock by the terms of agreements relating to its junior subordinated debentures. For information regarding these limitations, refer to Note 9, Long Term Debt, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     There have been no material changes in our contractual obligations, commitments and off-balance sheet arrangements described in the applicable section of the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Management’s Discussion and Analysis of Results of Operations: Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

NET INCOME for the three months ended March 31, 2005 was $6.8 million, or $0.64 per diluted share, a decrease of 3% and 6%, respectively, when compared with net income of $7.0 million, or $0.68 per diluted share, for the three months ended March 31, 2004. Net income decreased primarily as a result of lower net realized investment gains and lower commission income earned by our insurance management segment when compared with the prior year. Partially offsetting the decreases to net income were higher claims administration and management fees at our insurance management segment and lower income tax expense. Included in net income for the three months ended March 31, 2005 was a loss from discontinued operations of $67 thousand. Net income for the three months ended March 31, 2004 included income from discontinued operations of $40 thousand.

TOTAL REVENUES for the three months ended March 31, 2005 increased $13.5 million, or 24%, to $69.0 million from $55.5 million for the three months ended March 31, 2004. The increase in total revenues for the three months ended March 31, 2005 is primarily due to an increase in net premiums earned at our insurance segment as a result of the termination of the Hannover Re net account quota share reinsurance agreement and higher claims administration and management fees at our insurance management segment. The growth in total revenues was offset to some extent by lower net realized investment gains at our insurance segment and a decline in commission income at our insurance management segment.

TOTAL EXPENSES for the three months ended March 31, 2005 increased $15.0 million, or 34%, to $58.7 million from $43.7 million for the three months ended March 31, 2004. The increase in total expenses is mainly the result of increases in net losses and LAE incurred and other underwriting expenses at our insurance segment. The lower increase in net losses and LAE incurred relative to the increase in net premiums earned reflects pricing and other improvements in our underwriting results. The growth in other underwriting expenses is primarily the result of corresponding growth in net premiums earned coupled with a decrease of $3.9 million in ceding commissions resulting from the elimination of cessions under the Hannover Re net account quota share reinsurance agreement. Interest expense on debt increased as a result of an increase in the three-month LIBOR rate, upon which interest expense on FPIC’s long term debt is based.

Insurance Segment Results and Selected Other Information
Our insurance segment is made up of FPIC’s four insurance subsidiaries. Holding company operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention devoted to the segment. Financial and selected other data of our insurance segment for the three months ended March 31, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	Mar 31, 2005	Percentage Change	Mar 31, 2004
Direct and assumed premiums written	$84,138	-15%	98,603
Net premiums written	$74,113	70%	43,604

Net premiums earned	$50,195	43%	35,012
Net investment income	5,652	1%	5,586
Net realized investment gains	136	-95%	2,806
Other income	161	-5%	170
Intersegment revenues	47	-33%	70
Total revenues	56,191	29%	43,644

Net losses and LAE incurred	38,571	31%	29,374
Other underwriting expenses	8,632	202%	2,862
Interest expense on debt	755	28%	590
Other expenses	1,854	12%	1,649
Intersegment expenses	53	-95%	998
Total expenses	49,865	41%	35,473

Income from operations before income taxes	6,326	-23%	8,171
Less: Income tax expense	1,780	-46%	3,269
Net income	$4,546	-7%	4,902

	Three Months Ended
Selected Direct Professional Liability Claims Information:	Mar 31, 2005	Percentage Change	Mar 31, 2004
Net paid losses and LAE on professional liability claims	$21,762	-32%	31,939
Total professional liability claims with indemnity payment	78	-23%	101
Total professional liability claims and incidents closed without indemnity payment	474	-4%	492

Total professional liability claims reported during the period	250	-8%	272
Total professional liability incidents reported during the period	265	-2%	271
Total professional liability claims and incidents reported during the period	515	-5%	543

	As of	Percentage	As of
	Mar 31, 2005	Change	Mar 31, 2004
Total professional liability claims and incidents that remained open	5,134	-6%	5,467
Professional liability policyholders (excluding fronting arrangements)	13,970	2%	13,742
Professional liability policyholders under fronting arrangements	106	-87%	847

    INSURANCE NET INCOME decreased 7% to $4.5 million for the three months ended March 31, 2005 from $4.9 million for the three months ended March 31, 2004. The decrease in net income was primarily due to lower net realized investment gains, higher other underwriting expenses due mainly to a reduction in ceding commission earned, and higher finance charges associated with funds withheld under the Hannover Re net account quota share reinsurance agreement. The decrease in ceding commissions resulted from the elimination of further cessions under the Hannover Re net account quota share reinsurance agreement effective July 1, 2004. These decreases to insurance net income were partially offset by improvement in our net losses and LAE incurred relative to net premiums earned primarily as a result of rate increases and lower intersegment expenses.

    DIRECT and ASSUMED PREMIUMS WRITTEN decreased 15% to $84.1 million for the three months ended March 31, 2005 from $98.6 million for the three months ended March 31, 2004. The decrease in direct and assumed premiums written is primarily attributable to our planned exits from fronting programs and non-core states. We began exiting our fronting programs in 2002 to create capacity for our core MPL business, and all of these fronting programs are now in run-off.

    NET PREMIUMS WRITTEN increased 70% to $74.1 million for the three months ended March 31, 2005 from $43.6 million for the three months ended March 31, 2004. This increase is primarily the result of the termination of further cessions under the Hannover Re net account quota share reinsurance agreement effective July 1, 2004. This resulted in a decrease in ceded written premiums of $29.4 million with a corresponding increase in net premiums written. The termination of this agreement is expected to cause an additional increase in net written premiums during the second quarter of 2005 of approximately $22 million over those reported during the second quarter of 2004. As future cessions under the agreement were terminated effective July 1, 2004, the agreement will not have a significant impact on net premiums written beyond the second quarter of 2005.

    NET PREMIUMS EARNED increased 43% to $50.2 million for the three months ended March 31, 2005 from $35.0 million for the three months ended March 31, 2004. The increase is primarily the result of the termination of further cessions under the Hannover Re net account quota share reinsurance agreement effective July 1, 2004, which had the effect of decreasing ceded earned premiums by $15.0 million with a corresponding increase in net premiums earned. Termination of the agreement is expected to result in increases in net premiums earned during the remainder of 2005 when compared with the corresponding periods in 2004 and further increases during the first half of 2006. Partially offsetting the increase was the non-renewal, effective July 1, 2004, of the excess of loss reinsurance treaty under which First Professionals had previously assumed reinsurance from PRI.

    Our investment revenues, which are comprised of NET INVESTMENT INCOME and NET REALIZED INVESTMENT GAINS, decreased 31% to $5.8 million for the three months ended March 31, 2005 from $8.4 million for the three months ended March 31, 2004. Net realized investment gains were lower by $2.7 million in the first quarter of 2005 when compared to the first quarter of 2004. The higher realized gains during the first quarter of 2004 were generated in the process of repositioning our portfolio to increase our mix of tax-exempt investments. Net investment income increased slightly during the first quarter of 2005 primarily as a result of recent growth in our fixed income investment portfolio corresponding with increases in our insurance business.

    NET LOSSES AND LAE INCURRED increased 31% to $38.6 million for the three months ended March 31, 2005 from $29.4 million for the three months ended March 31, 2004. The lower increase in our net losses and LAE incurred relative to the increase in net premiums earned and corresponding decrease in our loss ratio primarily reflects pricing and other improvements in our insurance business and the resulting improvement in our underwriting results. Our loss and LAE ratios (defined as the ratio of net losses and LAE incurred to net premiums earned) were 77% and 84% for the three months ended March 31, 2005 and 2004, respectively.

    SELECTED DIRECT PROFESSIONAL LIABILITY INSURANCE CLAIMS DATA
    Net paid losses and LAE on professional liability claims decreased 32% to $21.8 million for the three months ended March 31, 2005 from $31.9 million for the three months ended March 31, 2004. The decrease was primarily due to lower claims with an indemnity payment (“CWIP”) and higher reinsurance recoveries on claims paid as compared to March 31, 2004, offset to a certain degree by higher allocated loss adjustment expenses.

    The number of CWIP during the three months ended March 31, 2005 decreased 23% from the number of CWIP during the three months ended March 31, 2004. The percentage of CWIP to all closed claims for the first quarter of 2005 was 14%, which is equivalent to the CWIP percentage for the full year 2004, but three percentage points lower than the CWIP percentage of 17% experienced in the first quarter of 2004. The current CWIP percentage is largely the result of a harder claims philosophy and related management initiatives implemented beginning in 2001. We also believe that the application of disciplined underwriting and risk selection criteria have helped reduce CWIP’s.

    Newly reported claims and incidents were down 5% for the three months ended March 31, 2005 when compared with the three months ended March 31, 2004. Such fluctuation in a given quarter is not unusual. However, this decrease continues a trend of lower frequency in newly reported claims and incidents that began in the later part of 2003.

    OTHER UNDERWRITING EXPENSES increased to $8.6 million for the three months ended March 31, 2005 from $2.9 million for the three months ended March 31, 2004. The increase in other underwriting expenses is primarily the result of recent growth in our insurance business and a decrease of $3.9 million in ceding commissions resulting from the elimination of cessions under the Hannover Re net account quota share reinsurance agreement. In addition, the exit of our fronting programs has resulted in lower fronting fees, net of related expenses resulting in a corresponding increase in other underwriting expenses of $0.7 million.

    INTEREST EXPENSE ON DEBT increased 28% to $0.8 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. The increase is due to higher interest rates on our debt resulting from an increase in the three-month LIBOR, on which our interest rate is based.

    OTHER EXPENSES increased 12% to $1.9 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004. The increase is due to growth in interest charges associated with funds withheld under the Hannover Re net account quota share reinsurance agreement.

    INCOME TAXES decreased 46% to $1.8 million for the three months ended March 31, 2005 from $3.3 million for the three months ended March 31, 2004. Income tax expense for the three months ended March 31, 2004 included a $0.5 million provision for income tax contingencies identified in an Internal Revenue Service (“IRS”) examination, which did not recur during the three months ended March 31, 2005. Our effective income tax rates were 28% and 40% for the three months ended March 31, 2005 and 2004, respectively. The decrease in our effective income tax rate is primarily due to an increase in investment income from tax-exempt securities and the non-recurrence of the IRS exam contingency.

    HANNOVER RE NET ACCOUNT QUOTA SHARE REINSURANCE AGREEMENT
    The results of our insurance segment include the effects of a significant net account quota share reinsurance agreement with the Hannover Re companies. Cessions under the agreement ceased on July 1, 2004. Amounts ceded under the Hannover Re net account quota share reinsurance agreement are summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	Mar 31, 2005	Percentage Change	Mar 31, 2004
Ceded premiums written	$187	101%	(29,183)

Ceded premiums earned	$(6,394)	70%	(21,387)
Ceded losses and LAE incurred	$4,490	-73%	16,782
Ceded other underwriting expenses	$2,195	-63%	5,909
Net increase in underwriting margin	$291	-78%	1,304

Other expenses	$(1,788)	-13%	(1,581)

Net decrease in income from operations before income taxes	$(1,497)	-440%	(277)

Net decrease in net income	$(920)	-441%	(170)

Insurance Management Segment Results and Selected Other Information
Our insurance management segment is made up of FPIC’s New York subsidiaries. Financial and selected other data for the insurance management segment for the three months ended March 31, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	Mar 31, 2005	Percentage Change	Mar 31, 2004
Claims administration and management fees	$10,274	21%	8,465
Net investment income	53	89%	28
Commission income	665	-55%	1,489
Other income	28	4%	27
Intersegment revenues	65	-94%	1,010
Total revenues	11,085	1%	11,019

Claims administration and management expenses	7,399	2%	7,287
Other expenses	28	-48%	54
Total expenses	7,427	1%	7,341

Income from operations before income taxes and minority interest	3,658	-1%	3,678
Less: Income tax expense	1,517	5%	1,448
Income from operations before minority interest	2,141	-4%	2,230
Minority interest	1	-99%	138
Net income	$2,140	2%	2,092

    INSURANCE MANAGEMENT NET INCOME increased 2% for the three months ended March 31, 2005 when compared with the three months ended March 31, 2004. The increase is primarily due to higher management fees as a result of growth in premiums written at PRI. Also, contributing to the increase in insurance management net income were management fees earned by Physicians Reciprocal Managers, Inc. (“PRM”) for the administration of Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”). Offsetting the increase in insurance management net income was a decrease in commission income.

    CLAIMS ADMINISTRATION AND MANAGEMENT FEES earned by the insurance management segment are mainly comprised of management fees from PRI and PaPRI. In accordance with the management agreement between Administrators For The Professions, Inc. (“AFP”) and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written. PRM receives a management fee equal to 21% of PaPRI’s direct premiums written. As such, increases in the direct premiums written by PRI and PaPRI result in a corresponding increase in management fees, which are included within claims administration and management fees earned by our insurance management segment. Claims administration and management fees increased 21% to $10.3 million for the three months ended March 31, 2005 from $8.5 million for the three months ended March 31, 2004 primarily due to an increase in premiums written by PRI. In addition, we also earned management fees on premiums written by PaPRI, which did not occur during the three months ended March 31, 2004.

    COMMISSION INCOME decreased 55% to $0.7 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004. The decrease in commission income is primarily due to a decline in the commissions earned by Professional Medical Administrators, LLC for the placement of insurance premiums under a PRI professional liability insurance program.

TPA Segment Results and Selected Other Information
Our TPA segment represents the business of our subsidiary Employers Mutual, Inc. Financial and selected other data for our TPA segment for the three months ended March 31, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	Mar 31, 2005	Percentage Change	Mar 31, 2004
Claims administration and management fees	$1,629	0%	1,633
Net investment (loss) income	(3)	-143%	7
Commission income	254	-19%	315
Total revenues	1,880	-4%	1,955

Claims administration and management expenses	1,498	-21%	1,907
Intersegment expenses	59	-28%	82
Total expenses	1,557	-22%	1,989

Income (loss) from operations before income taxes and discontinued operations	323	1050%	(34)
Less: Income tax expense (benefit)	126	1360%	(10)
Income (loss) from operations before discontinued operations	197	921%	(24)
(Loss) income from discontinued operations (net of an income tax benefit (expense) of $42 and ($25), respectively)	(67)	-268%	40
Net income	$130	713%	16

	As of	Percentage	As of
Selected TPA Segment Customer Data:	Mar 31, 2005	Change	Mar 31, 2004
Covered lives under employee benefit programs	53,515	-46%	99,665
Covered lives under workers compensation programs	25,075	-41%	42,400

     TPA NET INCOME increased to $0.1 million for the three months ended March 31, 2005 from $0.02 million for the three months ended March 31, 2004. Reference is made to Note 10, Discontinued Operations, to the condensed consolidated financial statements for the quarter ended March 31, 2005 for information regarding the definitive agreement to sell the TPA segment’s employee benefits administration business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
(a)	Disclosure Controls and Procedures
An evaluation of FPIC's controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of March 31, 2005 by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the United States Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting
There have been no significant changes in FPIC’s internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the first quarter of 2005 and that have materially affected, or are reasonably likely to materially affect, FPIC’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

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

There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Item 6.  Exhibits
10(ffff)*	Form of Indemnity Agreement dated March 30, 2005 between the Registrant and H. Raymond Klein, D.D.S
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of John R. Byers, President and Chief Executive Officer, and Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________
* Management Contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 9, 2005
FPIC Insurance Group, Inc.

	By:	/s/ Kim D. Thorpe
Kim D. Thorpe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Financial Position
As of March 31, 2005 and December 31, 2004
(unaudited)
(in thousands, except common share data)

	Mar 31, 2005	Dec 31, 2004
Assets
Investments:
Fixed maturities available for sale, at fair value	$548,061	548,543
Other invested assets	7,216	7,175
Total investments	555,277	555,718

Cash and cash equivalents	145,588	128,250
Premiums receivable, net (Note 8)	103,025	94,282
Reinsurance recoverable on paid losses (Note 8)	19,521	19,140
Due from reinsurers on unpaid losses and advance premiums (Note 8)	334,552	333,419
Ceded unearned premiums (Note 8)	20,270	28,147
Other assets (Note 8)	105,944	112,350
Total assets	$1,284,177	1,271,306

Liabilities and Shareholders' Equity
Policy Liabilities and Accruals:
Losses and loss adjustment expenses (Note 8)	$651,439	635,118
Unearned premiums (Note 8)	193,043	177,003
Reinsurance payable (Note 8)	124,670	134,639
Paid in advance and unprocessed premiums	7,495	13,698
Total policy liabilities and accruals	976,647	960,458

Long term debt	46,083	46,083
Other liabilities (Note 8)	41,566	47,514
Total liabilities	1,064,296	1,054,055

Commitments and contingencies (Note 6)

Minority interest	132	131

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,145,288 and 10,069,532 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,015	1,007
Additional paid-in capital	51,243	47,871
Unearned compensation	(1,996)	—
Retained earnings	172,696	165,880
Accumulated other comprehensive (loss) income, net	(3,209)	2,362
Total shareholders' equity	219,749	217,120
Total liabilities and shareholders' equity	$1,284,177	1,271,306

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2005 and 2004
(unaudited)
(in thousands, except per common share data)

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Revenues
Net premiums earned (Note 8)	$50,195	35,012
Claims administration and management fees (Note 8)	11,903	10,098
Net investment income	5,702	5,621
Commission income	919	1,804
Net realized investment gains (Note 2)	136	2,806
Other income (Note 8)	189	197
Total revenues	69,044	55,538

Expenses
Net losses and loss adjustment expenses (Note 8)	38,571	29,374
Other underwriting expenses (Note 8)	8,632	2,862
Claims administration and management expenses	8,897	9,194
Interest expense on debt	755	590
Other expenses (Note 8)	1,882	1,703
Total expenses	58,737	43,723

Income from operations before income taxes, minority interest and discontinued operations	10,307	11,815
Less: Income tax expense	3,423	4,707
Income from operations before minority interest and discontinued operations	6,884	7,108
Less: Minority interest	1	138
Income from operations before discontinued operations	6,883	6,970
(Loss) income from discontinued operations (net of an income tax benefit (expense) of $42 and ($25), respectively)	(67)	40
Net income	$6,816	7,010

Basic earnings per common share:
Income from operations before discontinued operations	$0.68	0.71
Loss from discontinued operations	(0.01)	—
Basic earnings per common share	$0.67	0.71

Diluted earnings per common share:
Income from operations before discontinued operations	$0.65	0.68
Loss from discontinued operations	(0.01)	—
Diluted earnings per common share	$0.64	0.68

Basic weighted average common shares outstanding	10,110	9,878

Diluted weighted average common shares outstanding	10,656	10,331

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the Three Months Ended March 31, 2005 and 2004
(unaudited)
(in thousands, expect common share data)

						Accumulated
						Other
	Shares of		Additional			Comprehensive
	Common	Common	Paid-in	Unearned	Retained	Income (Loss),
	Stock	Stock	Capital	Compensation	Earnings	Net	Total
Balances at December 31, 2004	10,069,532	$1,007	47,871	—	165,880	2,362	217,120

Net income	—	—	—	—	6,816	—	6,816
Minimum pension liability adjustment, net	—	—	—	—	—	392	392
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(6,052)	(6,052)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	89	89
Comprehensive income							1,245

Unearned compensation	—	—	2,076	(1,996)	—	—	80
Issuance of shares	75,756	8	1,267	—	—	—	1,275
Income tax reductions relating to exercise of stock options	—	—	29	—	—	—	29
Balances at March 31, 2005	10,145,288	$1,015	51,243	(1,996)	172,696	(3,209)	219,749

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income, Net	Total
Balances at December 31, 2003	9,770,843	$977	43,705	—	137,699	4,276	186,657

Net income	—	—	—	—	7,010	—	7,010
Minimum pension liability adjustment, net	—	—	—	—	—	—	—
Unrealized gain on fixed maturity investments and other invested assets, net	—	—	—	—	—	2,983	2,983
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(403)	(403)
Comprehensive income							9,590

Issuance of shares	189,691	19	1,822	—	—	—	1,841
Income tax reductions relating to exercise of stock options	—	—	—	—	—	—	—
Balances at March 31, 2004	9,960,534	$996	45,527	—	144,709	6,856	198,088

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(unaudited)
(in thousands)

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Net cash provided by (used in) operating activities	$27,227	(2,708)

Cash Flows from Investing Activities:
Proceeds from maturities and sale of fixed maturities available for sale	38,141	199,098
Purchase of fixed maturities available for sale	(48,675)	(198,313)
Proceeds from sale of other invested assets	69	62
Proceeds from sale of real estate investments	—	42
Purchase of real estate investments	(142)	(4)
Proceeds from sale of property and equipment	2	—
Purchase of property and equipment	(558)	(412)
Net cash (used in) provided by investing activities	(11,163)	473

Cash Flows from Financing Activities:
Issuance of common stock	1,274	1,841
Net cash provided by financing activities	1,274	1,841

Net increase (decrease) in cash and cash equivalents	17,338	(394)
Cash and cash equivalents at beginning of period	128,250	85,064
Cash and cash equivalents at end of period	$145,588	84,670

Supplemental Disclosure of Cash Flow Information:
Interest paid on debt	$744	617
Federal income taxes paid	$—	500
Federal income tax refunds received	$74	—

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

1.	Organization and Basis of Presentation
      The accompanying condensed consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant transactions between the parent and consolidated subsidiaries have been eliminated. Reference is made to our most recently filed Annual Report on Form 10-K, which includes information necessary for understanding our businesses and financial statement presentations. In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

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

Stock-Based Compensation
    FPIC has elected to adopt Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” on a disclosure basis only and measure stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” using intrinsic values with appropriate disclosures under the fair value based method as required by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

      Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income and basic and diluted earnings per common share would have been impacted as follows:

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Pro Forma Net Income:
Net income, as reported	$6,816	7,010
Stock-based compensation expense determined under fair value based method, net of income taxes	(321)	(299)
Pro forma net income	$6,495	6,711

Basic Earnings Per Common Share:
Net income, as reported	$0.67	0.71
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.03)	(0.03)
Pro forma net income	$0.64	0.68

Diluted Earnings Per Common Share:
Net income, as reported	$0.64	0.68
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.03)	(0.03)
Pro forma net income	$0.61	0.65

   FPIC has also granted shares of restricted stock under its stock option plans. These grants entitle the holder to shares of common stock as the award vests. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation cost is accrued at the measurement date and is reported as unearned compensation as a component of shareholders’ equity in the consolidated statements of financial position.

2.	Investments
      Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the condensed consolidated statements of income. Data with respect to fixed maturities available for sale are presented in the table below.

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Proceeds from sales and maturities	$38,141	199,098
Gross realized gains on sales	$360	3,398
Gross realized losses on sales	$(224)	(596)

	As of
	Mar 31, 2005	Dec 31, 2004
Amortized cost of investments in fixed maturities available for sale	$553,645	544,296
Gross unrealized gains on fixed maturities available for sale	$3,314	7,362
Gross unrealized losses on fixed maturities available for sale	$(8,898)	(3,115)

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

3.	Reinsurance
      The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred for the three months ended March 31, 2005 and 2004 are presented in the table below.

	Three Months Ended
	Mar 31, 2005		Mar 31, 2004
	Written	Earned	Written	Earned
Direct and assumed premiums written	$84,138	68,097	98,603	83,780
Ceded premiums written	(10,025)	(17,902)	(54,999)	(48,768)
Net premiums written	$74,113	50,195	43,604	35,012

			Three Months Ended
			Mar 31, 2005	Mar 31, 2004
Losses and LAE incurred			$51,536	70,630
Reinsurance recoverable			(12,965)	(41,256)
Net losses and LAE incurred			$38,571	29,374

   We renewed our excess of loss reinsurance program, effective January 1, 2005.  The 2005 agreement includes a loss-corridor under which FPIC retains losses incurred from 80% to 110% of ceded reinsurance premium. We estimate the losses to be retained under this loss corridor at a maximum of approximately $9.0 million. In addition, FPIC’s reinsurance premium rate decreased approximately 16% for 2005 from 2004. Other than the addition of the loss-corridor and the reduced rate, the structure and coverage of such agreements are generally similar to those of our 2004 excess of loss reinsurance program as reported in our most recently filed Annual Report on Form 10-K.

      We terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004. With this termination, business is no longer ceded under the agreement beginning with business written and renewed in the third quarter of 2004. The business already ceded through June 30, 2004, continues to be subject to the agreement and has gone into run-off.

    Reference is made to Note 8, Related Party Transactions, to the condensed consolidated financial statements included in this quarterly report for the period ended March 31, 2005, and to Note 8, Reinsurance, and Note 18, Related Party Transactions, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, which include additional information regarding reinsurance involving related parties.

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

4.	Benefit Plans
      The components of the actuarially computed net periodic pension cost for our two defined benefit plans, our excess benefit plan and our supplemental executive retirement plan for the three months ended March 31, 2005 and 2004 are summarized in the table below on a consolidated basis.

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Service cost of benefits earned during the period	$628	541
Interest cost on projected benefit obligation	377	356
Expected return on plan assets	(297)	(232)
Recognized net actuarial loss	30	19
Net amortization and deferral	229	254
Net periodic pension cost	$967	938

   FPIC and its subsidiaries have made contributions to their employee post-retirement plans of $2,001 during the three months ended March 31, 2005. We currently anticipate contributing an additional $3,003 to our employee post-retirement plans during the remainder of 2005 for total contributions during 2005 of $5,004.

    Reference is made to Note 13, Employee Benefit Plans, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, which includes additional information regarding our employee benefit plans.

5.	Reconciliation of Basic and Diluted Earnings per Common Share
      Data with respect to FPIC’s basic and diluted earnings per common share are shown below.

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Income from operations before discontinued operations	$6,883	6,970
(Loss) income from discontinued operations	(67)	40
Net income	$6,816	7,010

Basic Earnings per Common Share:
Income from operations before discontinued operations	$0.68	0.71
Loss from discontinued operations	(0.01)	—
Basic earnings per common share	$0.67	0.71

Diluted Earnings per Common Share:
Income from operations before discontinued operations	$0.65	0.68
Loss from discontinued operations	(0.01)	—
Diluted earnings per common share	$0.64	0.68

Basic weighted average shares outstanding	10,110	9,878
Common stock equivalents	546	453
Diluted weighted average shares outstanding	10,656	10,331

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

6.	Commitments and Contingencies
      FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. FPIC has evaluated such exposures as of March 31, 2005, and believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims. In addition, multiple claims for extra contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

   FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of March 31, 2005, and in all cases believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

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

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

7.	Segment Information
      The accounting policies of FPIC’s segments are those described in the summary of significant accounting policies found in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

   Selected financial information by segment is summarized in the tables below.

	Three Months Ended March 31, 2005
	Insurance	Insurance Management	TPA	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$56,191	11,085	1,880	69,156	(112)	69,044
Interest expense on debt	$755	—	—	755	—	755
Income tax expense	$1,780	1,517	126	3,423	—	3,423
Income from operations before discontinued operations	$4,546	2,140	197	6,883	—	6,883
Net income	$4,546	2,140	130	6,816	—	6,816

	Three Months Ended March 31, 2004
	Insurance	Insurance Management	TPA	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$43,644	11,019	1,955	56,618	(1,080)	55,538
Interest expense on debt	$590	—	—	590	—	590
Income tax expense (benefit)	$3,269	1,448	(10)	4,707	—	4,707
Income (loss) from operations before discontinued operations	$4,902	2,092	(24)	6,970	—	6,970
Net income	$4,902	2,092	16	7,010	—	7,010

	Insurance	Insurance Management	TPA	Total Segments	Intersegment Eliminations	Consolidated
Identifiable assets as of March 31, 2005	$1,243,247	39,399	4,228	1,286,874	(2,697)	1,284,177
Identifiable assets as of December 31, 2004	$1,225,761	44,520	5,354	1,275,635	(4,329)	1,271,306

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

8.	Related Party Transactions
      Following are summaries of the related party transactions of FPIC and its consolidated subsidiaries included in the condensed consolidated statements of financial position as of March 31, 2005 and December 31, 2004, and the condensed consolidated statements of income for the three months ended March 31, 2005 and 2004. Credit balances are presented parenthetically.

   Reference is made to Note 18, Related Party Transactions, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, which includes additional information regarding our related party transactions.

	As of
	Mar 31, 2005	Dec 31, 2004
Statements of Financial Position:
Premiums receivable	$6,521	5,374
Reinsurance recoverable on paid losses	$3,408	2,663
Reinsurance recoverable on unpaid losses and advance premiums	$9,786	10,538
Reinsurance recoverable on unpaid losses and advance premiums, fronting arrangements (1)	$71,939	72,224
Ceded unearned premiums, fronting arrangements (2)	$1,026	2,550
Other assets	$5,767	10,884
Liability for losses and LAE	$(24,453)	(25,292)
Unearned premiums	$(47,227)	(46,575)
Reinsurance payable	$(241)	(248)
Reinsurance payable, fronting arrangements	$(2,800)	(4,372)
Other liabilities	$(8,051)	(7,793)

(1)	Corresponding direct liabilities for losses and LAE to unrelated parties under fronting arrangements were ($72,836) and ($73,122) as of March 31, 2005 and December 31, 2004, respectively.
(2)	Corresponding direct unearned premiums from unrelated parties under fronting arrangements were ($1,026) and ($2,550) as of March 31, 2005 and December 31, 2004, respectively.

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Statements of Income:
Net premiums earned	$(349)	(583)
Net premiums earned, fronting arrangements (1)	$1,916	10,504
Claims administration and management fees	$(10,274)	(8,465)
Net losses and LAE	$204	(540)
Net losses and LAE, fronting arrangements (2)	$(1,066)	(11,745)
Other underwriting expenses	$(47)	82
Other underwriting expenses, fronting arrangements	$(148)	(1,665)
Other expenses	$28	53

(1)	Corresponding direct premiums earned from unrelated parties under fronting arrangements were ($1,916) and ($10,500) for the three months ended March 31, 2005 and 2004, respectively.
(2)	Corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $1,066 and $11,865 for the three months ended March 31, 2005 and 2004, respectively.

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

9.	New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires stock options and other share based payments made to employees and non-employee directors to be accounted for as compensation expense and recorded at fair value. Consistent with the provisions of the Securities and Exchange Commission Release No. 2005-57, we intend to adopt FAS 123(R) in the first quarter of 2006. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net income and earnings per share can be found in Note 1, Organization and Basis of Presentation, to the condensed consolidated financial statements within this Form 10-Q. A number of technical implementation issues are yet to be resolved, including the selection and use of an appropriate valuation model, and thus, the ultimate impact of adopting FAS 123(R) is not yet known.

      During 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is other-than-temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004; however, in October 2004 the implementation date was deferred. Due to the uncertainty as to how the relevant outstanding issues will be resolved, FPIC is unable to determine the impact of adopting paragraphs 10 through 20 of EITF Issue No. 03-1 until final implementation guidance is issued.

10.	Discontinued Operations
      In January 2005, FPIC entered into a definitive agreement with WebTPA, Inc. to sell the Third Party Administration (“TPA”) segment’s employee benefits administration business for consideration of $630. Due to the continuing competitiveness issues in the employee benefits administration marketplace, FPIC determined that its TPA segment would continue to be challenged in this line and that a sale represented the most orderly transition of the business. Closing and final purchase price determination is subject to certain terms and conditions, including obtaining required consents to assign related administrative contracts. In accordance with FAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the results of the employee benefits business is being reported as discontinued operations.

   The results of operations classified as discontinued operations for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Revenues
Claims administration and management fees	$1,453	1,986
Commission income	—	39
Total revenues	1,453	2,025

Expenses
Claims administration and management expenses	1,562	1,960
Total expenses	1,562	1,960

(Loss) income from discontinued operations before income taxes	(109)	65
Less: Income tax (benefit) expense	(42)	25
Net (loss) income from discontinued operations	$(67)	40

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

    Discontinued operations reflected in the condensed consolidated statements of financial position as of March 31, 2005 and December 31, 2004 are as follows:
	As of	As of
	Mar 31, 2005	Dec 31, 2004
Assets
Other assets	$467	770
Total assets	$467	770

Liabilities
Other liabilities	$429	514
Total liabilities	$429	514

11.	Subsequent Event(s)
      Subsequent to March 31, 2005, First Professionals Insurance Company, Inc. and Anesthesiologists Professional Assurance Company have entered into agreements to commute their 25% Quota Share reinsurance with American Professional Assurance, Ltd. Under the terms of the agreements, the commutation is expected to take place during May 2005. At the effective date, the two companies will assume combined policy liabilities previously ceded under the contracts of approximately $13.0 million and receive a comparable amount of assets in the form of cash and investments, resulting in no significant gain or loss on the transaction.

   The sale of the employee benefits administration business to WebTPA was completed May 9, 2005, with an effective date of April 30, 2005.  As consideration for the sale, FPIC will receive $630, which will be comprised of $430 in cash and a $200 interest bearing note receivable.  See Note 20, Subsequent Event, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, for additional information about the transaction with WebTPA.