Form 10-Q
period 2005-06-30
FPIC INSURANCE GROUP INC
filed 2005-08-08
CIK 1010247

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

As of August 3, 2005, there were 10,347,190 shares of the registrant's common stock outstanding.

FPIC Insurance Group, Inc.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements.
The information required by Rule 10-01 of Regulation S-X is presented as follows:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), FPIC Insurance Group, Inc. together with its subsidiaries is hereinafter referred to as FPIC unless the context requires otherwise. The following discussion and analysis of financial condition, changes in financial condition, liquidity and capital resources and results of operations and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2005, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2005.

Safe Harbor Disclosure

    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements can be identified by such words as, but not limited to, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” “foresee,” “hope,” “should,” “will,” “will likely result” or “will continue” and other similar expressions. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from such statements. These risks, uncertainties and other factors that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

i)
Risk factors, including the effect on reserves and underwriting results, associated with changing market conditions that result from fluctuating cyclical patterns of the property and casualty insurance business;

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

x)
The dependence of our insurance management segment upon a major customer, Physicians’ Reciprocal Insurers (“PRI”), for its revenue, and consequently, the effects of PRI’s premium rate adequacy, claims experience, policyholder retention, and overall financial position on its ability to maintain or grow its premium base;

xi)	Developments in financial and securities markets that could affect our investment portfolio and financing plans;
xii)	Risk factors associated with the impact of rising interest rates on the market value of our investments;
xiii)	Risk factors associated with the impact of rising interest rates on our interest costs associated with our long term debt;
xiv)	Rates being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
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
xxii)
Other risk factors discussed elsewhere within this Form 10-Q for the quarter ended June 30, 2005 and within our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

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

We believe the following critical accounting policies, which are described below and in the corresponding MD&A section and Note 2, Significant Accounting Policies, to the consolidated financial statements, included in our most recently filed Annual Report on Form 10-K, affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

Investments
Our invested assets comprise our largest single asset class and consist mostly of investment securities in the form of fixed maturity investments in bonds and notes. Our fixed maturity investments are carried at their fair values and accounted for $658.0 million or 98% of our total investments and 49% of our total assets as of June 30, 2005 compared to $548.5 million or 99% of our total investments and 43% of our total assets as of December 31, 2004. Fair values for fixed maturity investments are based on quoted market prices. Unrealized gains or losses in their fair values are recorded directly to shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive income. Gross unrealized investment gains and losses were $5.9 million and $3.8 million, respectively, as of June 30, 2005. Generally accepted accounting principles require that the book value of investments be written down to fair value when declines in value are considered other-than-temporary. Such securities are described as “other-than-temporarily impaired” or “OTTI.” When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.

Reinsurance
Reinsurance does not relieve us from our primary obligations to policyholders. Therefore, the failure of reinsurers to honor their obligations could result in losses to us. The amounts recoverable from reinsurers on our unpaid losses and LAE are calculated by applying the terms of the respective ceded reinsurance contracts to our estimates of the underlying loss and LAE reserves that are subject to reinsurance. Thus, to the extent our reinsured reserves change or are adjusted, the related reinsurance recoverable amounts and our exposure will be correspondingly adjusted.

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

Liability for Losses and LAE
Our liability for losses and LAE, also referred to hereinafter as our loss and LAE reserves, is the largest liability of FPIC and represents the financial statement item most sensitive to estimation and judgment. Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $621.2 million and $610.6 million, or 97% and 96%, of our total consolidated liability for losses and LAE as of June 30, 2005 and December 31, 2004, respectively.

Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured claims and incidents as of the end of the period. This liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”). IBNR primarily comprises provisions for LAE, losses under tail policies, and losses on covered extended reporting endorsements issued following the death, disability or retirement of claims-made insureds. Also implicit in loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. FPIC has historically settled its claims for amounts that are less than their individually estimated case reserves; this provision serves to offset the other loss and LAE reserve components.

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

In addition, due to the relatively small number of claims ultimately resulting in an indemnity payment and the average cost per claim, any change in the trends assumed in the ultimate values for these factors may be expected to result in a significant change in the reserve estimates. Because our aggregate loss and LAE reserves are so large, virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position. As an example, a 1% increase or decrease in carried reserves, net of reinsurance, as of June 30, 2005, would result in an after-tax reduction or addition in reported net income of approximately $2.1 million, or 12% of our consolidated net income for the six months ended June 30, 2005. A typical range of reasonable values for MPL reserve estimates is considered to be as wide as 15%. Thus, in addition to the performance of the business itself, our results of operations and financial position are very sensitive to our reserve estimates and judgments.

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires stock options and other share-based payments made to employees and non-employee directors to be accounted for as compensation expense and recorded at fair value. Consistent with the provisions of the SEC Release No. 2005-57, we intend to adopt FAS 123(R) in the first quarter of 2006. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net income and earnings per share can be found in Note 1, Organization and Basis of Presentation, to the condensed consolidated financial statements within this Form 10-Q. A number of technical implementation issues are yet to be resolved, including the selection and use of an appropriate valuation model, and thus, the ultimate impact of adopting FAS 123(R) is not yet known.

During 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is other-than-temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, in October 2004 the implementation date was deferred. Due to the uncertainty as to how the relevant issues will be resolved, FPIC is unable to determine the impact of adopting paragraphs 10 through 20 of EITF Issue No. 03-1 until final implementation guidance is issued. However, adoption of EITF 03-1 is not expected to have a material impact on FPIC’s Condensed Consolidated Statements of Financial Position as unrealized gains or losses in the fair value of fixed maturity securities are already recorded in accumulated other comprehensive income.

Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources: June 30, 2005 Compared to December 31, 2004

INVESTMENTS AND CASH AND CASH EQUIVALENTS increased $124.4 million to $808.4 million as of June 30, 2005 from $684.0 million as of December 31, 2004. The increase is primarily the result of net cash flows from operating activities and purchases of approximately $62.5 million in fixed maturities prior to the end of the quarter, which had not settled until after June 30, 2005. A corresponding liability for the unsettled investment purchases was recognized in other liabilities. In addition, we received cash proceeds of $3.9 million from the disposition of our third party administration ("TPA") segment.

PREMIUMS RECEIVABLE increased $5.1 million to $99.4 million as of June 30, 2005 from $94.3 million as of December 31, 2004. The increase in premiums receivable reflects our policy renewal cycle whereby most of our policies are renewed in the first half of the calendar year. Thus, premiums receivable are expected to be higher as of June 30 when compared with the prior year end.

DUE FROM REINSURERS ON UNPAID LOSSES decreased $29.2 million to $304.2 million as of June 30, 2005 from $333.4 million as of December 31, 2004. The decrease is due in part to the commutation of the quota share agreement with American Professional Assurance, Ltd. (“APAL”), whereby $10.2 million of loss and LAE reserves and corresponding funds were received from APAL. In addition, ceded loss and LAE reserves under the Hannover Re net account quota share agreement decreased $9.3 million as a result of the termination of further cessions under the agreement effective July 1, 2004. The remainder of the decrease is due to the reduction of ceded loss and LAE reserves under our former fronting programs, which are all now in run-off.

     CEDED UNEARNED PREMIUMS decreased $12.6 million to $15.5 million as of June 30, 2005 from $28.1 million as of December 31, 2004. Approximately $9.0 million of the reduction is due to a decrease in ceded unearned premiums under the Hannover Re net account quota share reinsurance agreement, which was terminated and placed into run-off. The remainder of the decrease is primarily due to the reduction of ceded premiums under former fronting programs.

OTHER ASSETS decreased $10.4 million to $102.0 million as of June 30, 2005 from $112.4 million as of December 31, 2004. $5.2 million of the decrease is due to the collection of amounts due from PRI. In addition, other assets as of December 31, 2004 included a due from broker of $4.1 million related to investment sale transactions entered into prior to December 31, 2004 and settled during January 2005.

The LIABILITY FOR LOSSES AND LAE increased $5.9 million to $641.0 million as of June 30, 2005 from $635.1 million as of December 31, 2004. The increase is generally attributable to growth in our core MPL insurance business offset by reductions in loss and LAE reserves on former fronting programs, all of which have been terminated and placed into run-off.

UNEARNED PREMIUMS increased $15.7 million to $192.7 million as of June 30, 2005 from $177.0 million as of December 31, 2004. The increase reflects the policy renewal cycle where the highest number of policies are renewed with an effective date of January 1.  Thus, unearned premiums are generally lower as of the end of each fiscal year.

REINSURANCE PAYABLE decreased $13.1 million to $121.5 million as of June 30, 2005 from $134.6 million as of December 31, 2004 primarily as a result of a $12.8 million decrease in the funds withheld balance under the Hannover Re net account quota share reinsurance agreement.

PAID IN ADVANCE AND UNPROCESSED PREMIUMS decreased $3.0 million to $10.7 million as of June 30, 2005 from $13.7 million as of December 31, 2004. The decline reflects the policy renewal cycle where the highest number of policies are renewed with an effective date of January 1. Thus, paid in advance and unprocessed premiums are expected to be higher as of December 31.

OTHER LIABILITIES increased $49.9 million to $97.4 million as of June 30, 2005 from $47.5 million as of December 31, 2004. The increase in other liabilities is primarily due to amounts due to broker involving investment purchase transactions, entered into prior to June 30, 2005 and settled in early July 2005. Partially offsetting the increase were declines in employee compensation and benefits payable.

Liquidity and Capital Resources
The payment of losses and LAE, insurance operating expenses (including reinsurance costs), claims administration and management expenses, non-insurance operating expenses, interest expense and income taxes in the ordinary course of business are the principal needs for our liquid funds. The principal sources of cash from our operations to meet our ongoing liquidity requirements are the premiums collected for the insurance sold by our insurance subsidiaries, income on the investment of those funds, and insurance management fees, reinsurance brokerage and other commission income earned by our non-insurance subsidiaries.

Net Cash Provided By Operating Activities
As reported in the condensed consolidated statements of cash flows, net cash provided by operating activities was $61.3 million for the six months ended June 30, 2005 compared with net cash provided by operating activities of $4.2 million for the six months ended June 30, 2004. The majority of the increase in cash provided by operating activities for the six months ended June 30, 2005 is attributable to higher reinsurance recoveries and recent growth at our insurance and insurance management segments. Also contributing to the increase were proceeds from the commutation of the former 25% quota share reinsurance ceded agreement with APAL and collection of amounts due from PRI.

As of June 30, 2005, we had cash and investments of $808.4 million. Included within cash and investments were cash and cash equivalents of $140.3 million and fixed maturity securities, available for sale, with a fair value of approximately $20.5 million that have scheduled maturities during the next twelve months. We believe that our cash and investments as of June 30, 2005, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

Holding Company Sources of Liquidity
The sources of liquidity to FPIC, the holding company, for the payment of operating expenses, income taxes and debt-related expenses are management fees, return of capital, dividends and overhead expense allocations to our subsidiaries.

FPIC has management agreements with First Professionals Insurance Company, Inc. (“First Professionals”) and Anesthesiologists Professional Assurance Company, Inc. (“APAC”), under which it provides substantially all management and administrative services to these subsidiaries. Under the terms of the agreements, FPIC receives management fees equal to 115% of the costs incurred to manage the two subsidiaries. The additional 15% provision in the First Professionals and APAC management fees is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements. In the case of the agreement with APAC, the total annual management fees are also limited to an amount not to exceed those that would have been paid under the terms of its former management agreement.

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

The securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 7.04% to 7.53% as of June 30, 2005). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum per annum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. For information regarding the hedging instruments, refer to Note 10, Derivative Financial Instruments, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of 30 years and are due in May and October 2033.

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

STOCK REPURCHASE PLANS
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. We did not repurchase any shares during the three months ended June 30, 2005 and a total of 365,500 shares remain available to be repurchased under the program. Under certain circumstances, limitations may be placed on FPIC’s ability to purchase its capital stock by the terms of agreements relating to its junior subordinated debentures. For information regarding these limitations, refer to Note 9, Long Term Debt, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our contractual obligations, commitments and off-balance sheet arrangements described in the applicable section of the MD&A included in our most recently filed Annual Report on Form 10-K.

Management’s Discussion and Analysis of Results of Operations:
Three Months and Six Months Ended June 30, 2005 Compared to Three Months and Six Months Ended June 30, 2004

NET INCOME for the three months ended June 30, 2005 was $10.3 million, or $0.97 per diluted share, an increase of 60% and 56%, respectively, when compared with net income of $6.5 million, or $0.62 per diluted share, for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $17.1 million, or $1.61 per diluted share, an increase of 27% and 24%, respectively, when compared with net income of $13.5 million, or $1.30 per diluted share, for the six months ended June 30, 2004. Net income increased primarily as a result of increases in underwriting profits on higher net premiums earned, higher net investment income and an increase in the gross margin on insurance management fees. Partially offsetting these increases were lower commission income, lower net realized investment gains and higher interest expense on debt. Included in net income for the three and six months ended June 30, 2005 were discontinued operations of $1.9 million and $2.1 million, respectively. Net income for the three and six months ended June 30, 2004 included discontinued operations of $0.4 million and $0.5 million, respectively.

TOTAL REVENUES for the three months ended June 30, 2005 increased $22.9 million, or 48%, to $70.9 million from $48.0 million for the three months ended June 30, 2004. Total revenues for the six months ended June 30, 2005 increased $36.6 million, or 36%, to $138.1 million from $101.5 million for the six months ended June 30, 2004. The increase in total revenues is primarily due to an increase in net premiums earned at our insurance segment as a result of a reduction in ceded premiums following the termination of the Hannover Re net account quota share reinsurance agreement as of June 30, 2004 and higher insurance management fees. The growth in total revenues was offset to some extent by lower net realized investment gains at our insurance segment and a decline in commission income at our insurance management segment.

TOTAL EXPENSES for the three months ended June 30, 2005 increased $19.7 million, or 51%, to $58.3 million from $38.6 million for the three months ended June 30, 2004. Total expenses for the six months ended June 30, 2005 increased $35.1 million, or 44%, to $115.6 million from $80.5 million for the six months ended June 30, 2004. The increase in total expenses is mainly the result of increases in net losses and LAE incurred and other underwriting expenses at our insurance segment. The lower increase in net losses and LAE incurred relative to the increase in net premiums earned reflects pricing and other improvements in our underwriting results. The growth in other underwriting expenses is primarily the result of corresponding growth in net premiums earned coupled with a decrease of $9.8 million in ceding commissions resulting from the elimination of cessions under the Hannover Re net account quota share reinsurance agreement. In addition, other underwriting expenses for the second quarter of 2005 include a one-time reduction of $1.7 million, which represents proceeds from the settlement of litigation. Interest expense on debt increased as a result of an increase in the three-month LIBOR rate, which is the base rate used to determine FPIC’s interest on its long term debt.

Insurance Segment Results and Selected Other Information
Our insurance segment is made up of FPIC’s four insurance subsidiaries. Holding company operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention devoted to the segment. Financial and selected other data of our insurance segment for the three and six months ended June 30, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2005	Percentage Change	June 30, 2004	June 30, 2005	Percentage Change	June 30, 2004
Direct and assumed premiums written	$67,160	-13%	$77,102	$151,297	-14%	$175,705
Net premiums written	$58,280	75%	$33,327	$132,392	72%	$76,930

Net premiums earned	$53,882	70%	$31,668	$104,076	56%	$66,680
Net investment income	6,266	38%	4,551	11,918	18%	10,136
Net realized investment (losses) gains	(175)	-126%	667	(39)	-101%	3,473
Other income	144	6%	136	306	0%	307
Intersegment revenues	31	-58%	73	77	-46%	143
Total revenues	60,148	62%	37,095	116,338	44%	80,739

Net losses and LAE incurred	40,955	50%	27,258	79,526	40%	56,632
Other underwriting expenses	6,974	414%	1,356	15,606	270%	4,218
Interest expense on debt	841	39%	605	1,596	33%	1,196
Other expenses	1,797	-4%	1,881	3,651	3%	3,530
Intersegment expenses	207	-76%	849	259	-86%	1,846
Total expenses	50,774	59%	31,949	100,638	49%	67,422

Income from continuing operations before income taxes	9,374	82%	5,146	15,700	18%	13,317
Less: Income tax expense	2,778	97%	1,411	4,558	-3%	4,680
Income from continuing operations	6,596	77%	3,735	11,142	29%	8,637
Discontinued operations (net of income tax expense)	—	—%	—	—	—%	—
Net income	$6,596	77%	$3,735	$11,142	29%	$8,637

Selected Direct Professional Liability Claims Information

	Three Months Ended			Six Months Ended
	June 30, 2005	Percentage Change	June 30, 2004	June 30, 2005	Percentage Change	June 30, 2004
Net paid losses and LAE on professional liability claims (1)	$30,820	1%	$30,584	$52,582	-16%	$62,523
Total professional liability claims with indemnity payment	106	20%	88	184	-3%	189
Total professional liability claims and incidents closed without indemnity payment	452	-23%	585	926	-14%	1,077

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	253	-20%	318	503	-15%	590
Total professional liability incidents reported during the period	232	-33%	347	497	-20%	618
Total professional liability claims and incidents reported during the period	485	-27%	665	1,000	-17%	1,208

	As of
	June 30, 2005	Percentage Change	June 30, 2004
Total professional liability claims and incidents that remained open	5,091	-6%	5,441
Professional liability policyholders (excluding fronting arrangements) (2)	14,016	4%	13,433
Professional liability policyholders under fronting arrangements (2)	—	-100%	137

(1)  For the purpose of period over period comparison, net paid losses do not take into account $10,180 received in connection with the APAL 25% ceded reinsurance commutation during the second quarter of 2005, which would be a reduction to reported net paid losses.

(2)  Professional liability policyholders (excluding fronting arrangements) includes policyholders whose individual insurance is 90% reinsured under facultative reinsurance agreements. For the period ended June 30, 2004, 92 such policyholders previously reported under fronting arrangements have been reclassified to professional liability policyholders (excluding fronting arrangements).

INSURANCE NET INCOME increased 77% to $6.6 million for the three months ended June 30, 2005 from $3.7 million for the three months ended June 30, 2004. Insurance net income increased 29% to $11.1 million for the six months ended June 30, 2005 from $8.6 million for the six months ended June 30, 2004. The increase in net income was primarily due to increases in underwriting and operating profits on higher net premiums earned and higher net investment income. The improvement in our net losses and LAE incurred relative to net premiums earned is primarily the result of rate increases and other improvements in our underwriting results. The increases in underwriting profit were partially offset by higher other underwriting expenses due mainly to a reduction in ceding commissions earned. The decrease in ceding commissions resulted from the elimination of further cessions under the Hannover Re net account quota share reinsurance agreement effective July 1, 2004. Partially offsetting the increases in net income were lower realized net investment gains and higher interest expense on debt.

During May 2005, First Professionals and APAC entered into agreements to commute their 25% quota share reinsurance ceded with APAL. Under the terms of the agreements, the two companies assumed policy liabilities previously ceded under the contracts of approximately $10.2 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

DIRECT and ASSUMED PREMIUMS WRITTEN decreased 13% to $67.2 million for the three months ended June 30, 2005 from $77.1 million for the three months ended June 30, 2004. Direct and assumed premiums written decreased 14% to $151.3 million for the six months ended June 30, 2005 from $175.7 million for the six months ended June 30, 2004. The decrease in direct and assumed premiums written is primarily attributable to our planned exits from fronting programs and non-core states. We began exiting our fronting programs in 2002 to create capacity for our core MPL business. All of these programs are now in run-off.

NET PREMIUMS WRITTEN increased 75% to $58.3 million for the three months ended June 30, 2005 from $33.3 million for the three months ended June 30, 2004. Net premiums written increased 72% to $132.4 million for the six months ended June 30, 2005 from $76.9 million for the six months ended June 30, 2004. These increases are primarily the result of the termination of cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004, which resulted in decreases in ceded written premiums of $22.4 million and $51.8 million and corresponding increases in net premiums written for the three and six months ended June 30, 2005, respectively, when compared with the same periods in 2004. As cessions under the Hannover Re net account quota share agreement were terminated effective July 1, 2004, it will not have a significant impact on quarterly net premiums written beyond the second quarter of 2005.

NET PREMIUMS EARNED increased 70% to $53.9 million for the three months ended June 30, 2005 from $31.7 million for the three months ended June 30, 2004. Net premiums earned increased 56% to $104.1 million for the six months ended June 30, 2005 from $66.7 million for the six months ended June 30, 2004. These increases are primarily the result of the termination of cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004, which had the effect of decreasing ceded earned premiums by $18.8 million and $33.8 million with corresponding increases in net premiums earned for the three and six months ended June 30, 2005, respectively, when compared with the same periods in 2004. Termination of such agreement is expected to result in increases in net premiums earned during the remainder of 2005 when compared with the corresponding periods in 2004 and to a lesser extent increases during the first half of 2006. Partially offsetting the increase in net premiums earned was the non-renewal, effective July 1, 2004, of the excess of loss reinsurance treaty under which First Professionals had previously assumed reinsurance from PRI.

Our investment revenues, which are comprised of NET INVESTMENT INCOME and NET REALIZED INVESTMENT (LOSSES) GAINS, increased 17% to $6.1 million for the three months ended June 30, 2005 from $5.2 million for the three months ended June 30, 2004. Investment revenues decreased 13% to $11.9 million for the six months ended June 30, 2005 from $13.6 million for the six months ended June 30, 2004 due to lower net realized investment gains. The higher realized gains for the three and six months ended June 30, 2004 were generated in the process of repositioning our portfolio to increase our mix of tax-exempt investments. Also included in net realized investment gains for the six months ended June 30, 2004 was a gain of $2.1 million related to the sale of an investment in a limited partnership. Net investment income increased during the three and six months ended June 30, 2005, when compared with the same periods in 2004, primarily as a result of growth in our investment portfolio corresponding with increases in our insurance business and a small increase in our average yield.

NET LOSSES and LAE INCURRED increased 50% to $41.0 million for the three months ended June 30, 2005 from $27.3 million for the three months ended June 30, 2004. Net losses and LAE incurred increased 40% to $79.5 million for the six months ended June 30, 2005 from $56.6 million for the six months ended June 30, 2004. The lower increase in our net losses and LAE incurred relative to the increase in net premiums earned and corresponding decrease in our loss ratio primarily reflect pricing and other improvements in our insurance business and the resulting improvement in our underwriting results. Our loss and LAE ratios (defined as the ratio of net losses and LAE incurred to net premiums earned) were 76% and 86% for the three months ended June 30, 2005 and 2004, respectively, and 76% and 85% for the six months ended June 30, 2005 and 2004, respectively.

SELECTED DIRECT PROFESSIONAL LIABILITY INSURANCE CLAIMS DATA
Net paid losses and LAE on professional liability claims decreased 16% to $52.6 million for the six months ended June 30, 2005 from $62.5 million for the six months ended June 30, 2004. The decrease was primarily due to a lower number of claims with indemnity payments (“CWIP”) and higher reinsurance recoveries on claims paid as compared to June 30, 2004.

The number of CWIP increased 20% to 106 for the three months ended June 30, 2005 from 88 for the three months ended June 30, 2004, while CWIP for the six months ended June 30, 2005 was 3% lower at 184, compared with 189 for the six months ended June 30, 2004. The percentage of CWIP to all closed claims for the six months ended June 30, 2005 was 17%, which is higher than the CWIP percentages of 14% and 15% for the full year and first six months of 2004, respectively. Such fluctuations among periods are not unusual and although higher, the current CWIP percentage remains within a reasonable range of outcomes for a given period.

Newly reported claims and incidents were down 27% for the three months ended June 30, 2005 when compared with the three months ended June 30, 2004. Newly reported claims and incidents were down 17% for the six months ended June 30, 2005 when compared with the six months ended June 30, 2004. This decrease continues a trend of lower frequency in newly reported claims and incidents that began in the fourth quarter of 2003.

OTHER UNDERWRITING EXPENSES increased 414% to $7.0 million for the three months ended June 30, 2005 from $1.4 million for the three months ended June 30, 2004. Other underwriting expenses increased 270% to $15.6 million for the six months ended June 30, 2005 from $4.2 million for the six months ended June 30, 2004. These increases in other underwriting expenses are primarily the result of decreases in ceding commissions of $5.8 million and $9.8 million for the three and six months ended June 30, 2005, respectively, resulting from the termination of the Hannover Re net account quota share reinsurance agreement. Other underwriting expenses for the second quarter of 2005 also include a one-time reduction of $1.7 million, which represents the proceeds from the settlement of litigation. In addition, the exit of our fronting programs has resulted in lower fronting fees, net of related expenses, resulting in a corresponding increase in other underwriting expenses of $0.7 million and $1.3 million for the three and six months ended June 30, 2005, respectively.

INTEREST EXPENSE ON DEBT increased 39% to $0.8 million for the three months ended June 30, 2005 from $0.6 million for the three months ended June 30, 2004. Interest expense on debt increased 33% to $1.6 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. The increase is due to increases in the three-month LIBOR, which is the base rate used to determine FPIC’s interest on its long term debt.

INCOME TAXES increased 97% to $2.8 million for the three months ended June 30, 2005 from $1.4 million for the three months ended June 30, 2004. Income taxes decreased 3% to $4.6 million for the six months ended June 30, 2005 from $4.7 million for the six months ended June 30, 2004. Income tax expense for the six months ended June 30, 2004 included a $0.5 million provision for income tax contingencies identified in an Internal Revenue Service (“IRS”) examination, which did not recur during the six months ended June 30, 2005. Our effective income tax rates were 30% and 27% for the three months ended June 30, 2005 and 2004, respectively, and 29% and 35% for the six months ended June 30, 2005 and 2004, respectively. The decrease in our effective income tax rate for the six months ended June 30, 2005 is primarily due to an increase in tax-exempt investment income and the non-recurrence of the IRS exam contingency.

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

	Three Months Ended			Six Months Ended
	June 30, 2005	Percentage Change	June 30, 2004	June 30, 2005	Percentage Change	June 30, 2004
Ceded premiums written	$134	101%	$(22,252)	$320	101%	$(51,435)

Ceded premiums earned	(2,319)	89%	(21,104)	(8,713)	79%	(42,491)
Ceded losses and LAE incurred	1,603	-90%	15,814	6,093	-81%	32,596
Ceded other underwriting expenses	815	-88%	6,727	3,010	-76%	12,636
Net increase in underwriting margin	99	-93%	1,437	390	-86%	2,741

Other expenses	(1,729)	4%	(1,806)	(3,518)	-4%	(3,387)

Net decrease in income from continuing operations before income taxes	(1,630)	-342%	(369)	(3,128)	-384%	(646)

Net decrease in net income	$(1,001)	-341%	$(227)	$(1,921)	-384%	$(397)

Insurance Management Segment Results and Selected Other Information
Our insurance management segment is made up of FPIC’s New York subsidiaries. Financial and selected other data for the insurance management segment for the three months and six months ended June 30, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2005	Percentage Change	June 30, 2004	June 30, 2005	Percentage Change	June 30, 2004
Insurance management fees	$10,294	14%	$9,027	$20,568	18%	$17,492
Net investment income	50	150%	20	103	110%	49
Commission income	449	-76%	1,854	1,114	-67%	3,342
Other income	28	0%	28	56	2%	55
Intersegment revenues	219	-75%	861	284	-85%	1,871
Total revenues	11,040	-6%	11,790	22,125	-3%	22,809

Insurance management expenses	7,737	3%	7,485	15,136	2%	14,772
Other expenses	28	-47%	53	56	-47%	106
Total expenses	7,765	3%	7,538	15,192	2%	14,878

Income from continuing operations before income taxes and minority interest	3,275	-23%	4,252	6,933	-13%	7,931
Less: Income tax expense	1,505	-12%	1,714	3,022	-4%	3,162
Income from continuing operations before minority interest	1,770	-30%	2,538	3,911	-18%	4,769
Minority interest	(74)	-153%	139	(72)	-126%	277
Income from continuing operations	1,844	-23%	2,399	3,983	-11%	4,492
Discontinued operations (net of income tax expense)	—	—%	—	—	—%	—
Net income	$1,844	-23%	$2,399	$3,983	-11%	$4,492

INSURANCE MANAGEMENT NET INCOME decreased 23% to $1.8 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. Insurance management net income decreased 11% to $4.0 million for the six months ended June 30, 2005 from $4.5 million for the six months ended June 30, 2004. The decrease is primarily due to lower commission income earned for the placement of insurance premiums. Partially offsetting this decrease were higher management fees as a result of growth in premiums written at PRI and management fees earned by Physicians Reciprocal Managers, Inc. (“PRM”) for the administration of Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”). PRM began managing PaPRI, and therefore earned management fees, beginning with the third quarter of 2004.

INSURANCE MANAGEMENT FEES earned by the insurance management segment are entirely comprised of management fees from PRI and PaPRI. In accordance with the management agreement between Administrators For The Professions, Inc. (“AFP”) and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written. PRM receives a management fee equal to 21% of PaPRI’s direct premiums written. As such, changes in the direct premiums written by PRI and PaPRI result in corresponding changes in management fees earned by our insurance management segment. Insurance management fees increased 14% to $10.3 million for the three months ended June 30, 2005 from $9.0 million for the three months ended June 30, 2004. Insurance management fees increased 18% to $20.6 million for the six months ended June 30, 2005 from $17.5 million for the six months ended June 30, 2004. The increases are primarily due to an increase in premiums written by PRI and management fees on premiums written by PaPRI, which commenced operations effective July 1, 2004.

COMMISSION INCOME decreased 76% to $0.4 million for the three months ended June 30, 2005 from $1.9 million for the three months ended June 30, 2004. Commission income decreased 67% to $1.1 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004. The decline in commission income is due to the decrease in insurance premiums placed by Professional Medical Administrators, LLC with a third party carrier under a PRI professional liability insurance program in Pennsylvania. Commission income also declined due to decreases in brokerage commissions earned by FPIC Intermediaries, Inc. for the placement of reinsurance. The need for reinsurance and the terms and conditions of the reinsurance agreements of FPIC and PRI are reviewed on an annual basis and therefore can result in fluctuations in the amount of commission income earned from period to period.

TPA Segment Results
Our TPA segment was comprised of our former wholly owned subsidiary, Employers Mutual, Inc. (“EMI”). On May 9, 2005, EMI’s employee benefits administration business was sold to WebTPA, effective April 30, 2005.  As consideration for the sale, FPIC received $0.6 million, comprised of $0.4 million in cash and a $0.2 million interest bearing note receivable.  A pre-tax gain of $0.4 million was recognized on the sale. On May 31, 2005, the remaining TPA segment operations were sold to a private investor. FPIC received $3.5 million as consideration for the sale. A pre-tax gain of $1.0 million was recognized on the sale. The results of operations and gain on sale of the former TPA segment are reported as discontinued operations. See Note 10, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information about the sale of our TPA segment. Financial data for the TPA segment for the three months and six months ended June 30, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2005	Percentage Change	June 30, 2004	June 30, 2005	Percentage Change	June 30, 2004
Income from continuing operations	$—	—%	$—	$—	—%	$—

Discontinued Operations
Income from discontinued operations (net of income tax expense)	180	-56%	408	369	-27%	506
Gain on disposal of discontinued operations (net of income tax expense)	1,733	—%	—	1,733	—%	—
Discontinued operations	1,913	369%	408	2,102	315%	506

Net income	$1,913	369%	$408	$2,102	315%	$506

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of June 30, 2005 by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the United States Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting
There have been no significant changes in FPIC’s internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the second quarter of 2005 and that have materially affected, or are reasonably likely to materially affect, FPIC’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. - None

Item 3. Defaults Upon Senior Securities. - None

Item 4. Submission of Matters to a Vote of Security Holders.
FPIC’s Annual Meeting of Shareholders (the “Meeting”) was held on June 1, 2005. At the Meeting, the following items were passed by the votes shown.

I.	Directors Elected at the Meeting:

	Votes For	Votes Withheld
Kenneth M. Kirschner	8,031,327	184,402
Guy T. Selander	8,164,804	50,925
David M. Shapiro	8,165,523	50,206

Incumbent Directors continuing after the Meeting:

John K. Anderson, Jr.	M.C. Harden, III
Richard J. Bagby, M.D	Terence P. McCoy, M.D.
Robert O. Baratta, M.D.	John G. Rich, Esq.
John R. Byers	Joan D. Ruffier

II.	Approval of Proposal to Amend the Director Stock Option Plan:

For	3,308,001
Against	2,223,372
Abstain	43,622
Broker non-vote	2,640,734
Total	8,215,729

The Director Stock Option Plan (the “Director Plan”) was amended and restated by vote of the shareholders of FPIC at the Meeting to (i) permit the grant of awards of restricted stock, stock appreciation rights, contingent stock, or certain other forms of equity compensation as the board of directors, in its discretion, may deem appropriate, (ii) remove a formula grant provision, (iii) remove obsolete provisions and (iv) provide for certain other nonmaterial changes.  Before the amendment and restatement, only stock options could be granted under the Director Plan.

III.	Approval of Proposal to Amend the Omnibus Incentive Plan:

For	5,085,874
Against	450,845
Abstain	38,276
Broker non-vote	2,640,734
Total	8,215,729

 The Omnibus Incentive Plan (the “Omnibus Plan”) was amended and restated by vote of the shareholders of FPIC at the Meeting to (i) permit awards under the Omnibus Plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, (ii) remove obsolete provisions and (iii) provide for certain other nonmaterial changes.

Code Section 162(m) limits a publicly held company’s ability to deduct compensation in excess of $1 million paid to its chief executive officer and to each of the other four highest-paid executive officers, unless this compensation qualifies as "performance-based compensation."  In order for awards under the Omnibus Plan to qualify as performance-based compensation, FPIC’s shareholders were required to approve the material terms of the performance goals under which the awards are payable.  These material terms include (i) the employees eligible to receive compensation, (ii) a description of the business criteria on which the performance goals are based and (iii) either the maximum amount of compensation that could be paid to any employee or the formula used to calculate the amount of compensation to be paid to the employee if the performance goals are attained.

Item 5. Other Information.
There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Item 6.  Exhibits.
10(dddd.2.i)*	First Amendment to Program Manager’s Agreement between Professional Medical Administrators, L.L.C. and Physicians’ Reciprocal Managers, Inc., effective July 1, 2005.
10(gggg)*
Amended and Restated Director Stock Plan, as amended by shareholder approval on June 1, 2005, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2005.

10(hhhh)*	Form of Amended and Restated Director Stock Plan Restricted Stock Award Agreement, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on June 3, 2005.
10(iiii)*
Notice of and Supplement to Commutation effective May 10, 2005 by and between First Professionals Insurance Company, Inc., and Anesthesiologists Professional Assurance Company and American Professional Assurance Limited, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on June 7, 2005.

10(jjjj)*
Amended and Restated Omnibus Incentive Plan, as amended by shareholder approval on June 1, 2005, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2005.

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

____________________________

*Management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2005
FPIC Insurance Group, Inc.

	By:	/s/ Kim D. Thorpe
Kim D. Thorpe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Financial Position
As of June 30, 2005 and December 31, 2004
(unaudited)
(in thousands, except common share data)

	June 30, 2005	Dec 31, 2004
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$658,006	548,543
Other invested assets	10,089	7,175
Total investments	668,095	555,718

Cash and cash equivalents	140,348	128,250
Premiums receivable, net (Note 8)	99,369	94,282
Reinsurance recoverable on paid losses (Note 8)	17,076	19,140
Due from reinsurers on unpaid losses and advance premiums (Note 8)	304,167	333,419
Ceded unearned premiums (Note 8)	15,537	28,147
Deferred policy acquisition costs (Note 8)	14,230	11,280
Other assets (Note 8)	87,741	101,070
Total assets	$1,346,563	1,271,306

Liabilities and Shareholders' Equity
Policy Liabilities and Accruals:
Losses and loss adjustment expenses (Note 8)	$641,038	635,118
Unearned premiums (Note 8)	192,709	177,003
Reinsurance payable (Note 8)	121,463	134,639
Paid in advance and unprocessed premiums	10,686	13,698
Total policy liabilities and accruals	965,896	960,458

Long term debt	46,083	46,083
Other liabilities (Note 8)	97,411	47,514
Total liabilities	1,109,390	1,054,055

Commitments and contingencies (Note 6)

Minority interest	59	131

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,338,189 and 10,069,532 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,034	1,007
Additional paid-in capital	53,839	47,871
Unearned compensation	(2,129)	—
Retained earnings	183,005	165,880
Accumulated other comprehensive income, net	1,365	2,362
Total shareholders' equity	237,114	217,120
Total liabilities and shareholders' equity	$1,346,563	1,271,306

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2005 and 2004
(unaudited)
(in thousands, except per common share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
Net premiums earned (Note 8)	$53,882	31,668	104,076	66,680
Insurance management fees (Note 8)	10,294	9,027	20,568	17,492
Net investment income	6,316	4,571	12,021	10,185
Commission income	449	1,854	1,114	3,342
Net realized investment (losses) gains (Note 2)	(175)	667	(39)	3,473
Other income	172	164	362	362
Total revenues	70,938	47,951	138,102	101,534

Expenses
Net losses and loss adjustment expenses (Note 8)	40,955	27,258	79,526	56,632
Other underwriting expenses (Note 8)	6,974	1,356	15,606	4,218
Insurance management expenses	7,737	7,485	15,136	14,772
Interest expense on debt	841	605	1,596	1,196
Other expenses (Note 8)	1,825	1,934	3,707	3,636
Total expenses	58,332	38,638	115,571	80,454

Income from continuing operations before income taxes and minority interest	12,606	9,313	22,531	21,080
Less: Income tax expense	4,283	3,125	7,580	7,842
Income from continuing operations before minority interest	8,323	6,188	14,951	13,238
Less: Minority interest	(74)	139	(72)	277
Income from continuing operations	8,397	6,049	15,023	12,961

Discontinued Operations
Income from discontinued operations (net of income tax expense)	180	408	369	506
Gain on disposal of discontinued operations (net of income tax expense)	1,733	—	1,733	—
Discontinued operations	1,913	408	2,102	506

Net income	$10,310	6,457	17,125	13,467

Basic earnings per common share:
Income from continuing operations	$0.82	0.61	1.48	1.31
Discontinued operations	0.19	0.04	0.21	0.05
Basic earnings per common share	$1.01	0.65	1.69	1.36

Diluted earnings per common share:
Income from continuing operations	$0.79	0.58	1.41	1.25
Discontinued operations	0.18	0.04	0.20	0.05
Diluted earnings per common share	$0.97	0.62	1.61	1.30

Basic weighted average common shares outstanding	10,192	9,979	10,151	9,929

Diluted weighted average common shares outstanding	10,672	10,394	10,663	10,360

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2005 and 2004
(unaudited)
(in thousands, expect common share data)

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income, Net	Total
Balances at December 31, 2004	10,069,532	$1,007	47,871	—	165,880	2,362	217,120

Net income	—	—	—	—	17,125	—	17,125
Minimum pension liability adjustment, net	—	—	—	—	—	392	392
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(1,278)	(1,278)
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(111)	(111)
Comprehensive income							16,128

Unearned compensation	—	8	2,341	(2,129)	—	—	220
Issuance of shares	268,657	19	2,966	—	—	—	2,985
Income tax reductions relating to exercise of stock options	—	—	661	—	—	—	661
Balances at June 30, 2005	10,338,189	$1,034	53,839	(2,129)	183,005	1,365	237,114

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
Balances at December 31, 2003	9,770,843	$977	43,705	—	137,699	4,276	186,657

Net income	—	—	—	—	13,467	—	13,467
Minimum pension liability adjustment, net	—	—	—	—	—	(392)	(392)
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(8,277)	(8,277)
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(40)	(40)
Comprehensive income							4,758

Issuance of shares	223,024	22	2,226	—	—	—	2,248
Income tax reductions relating to exercise of stock options	—	—	108	—	—	—	108
Balances at June 30, 2004	9,993,867	$999	46,039	—	151,166	(4,433)	193,771

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Net cash provided by operating activities	$61,269	4,207

Cash Flows from Investing Activities:
Proceeds from maturities and sale of fixed maturities available for sale	221,655	363,138
Purchase of fixed maturities available for sale	(273,398)	(390,338)
Proceeds from sale of other invested assets	276	2,476
Proceeds from sale of real estate investments	—	42
Purchase of real estate investments	(165)	(4)
Purchase of short term investments	(3,129)	—
Proceeds from disposition of subsidiary	3,928	—
Proceeds from sale of property and equipment	2	—
Purchase of property and equipment	(1,325)	(1,176)
Net cash used in investing activities	(52,156)	(25,862)

Cash Flows from Financing Activities:
Issuance of common stock	2,985	2,248
Net cash provided by financing activities	2,985	2,248

Net increase (decrease) in cash and cash equivalents	12,098	(19,407)
Cash and cash equivalents at beginning of period	128,250	85,064
Cash and cash equivalents at end of period	$140,348	65,657

Supplemental Disclosure of Cash Flow Information:
Interest paid on debt	$1,531	1,220
Federal income taxes paid	$4,600	8,100
Federal income tax refunds received	$74	—

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

These condensed consolidated interim financial statements are unaudited. These statements include all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair statement of results for interim periods. Certain prior period amounts presented in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. For example, the timing and magnitude of claim losses incurred by our insurance subsidiaries due to the estimation process inherent in determining the liability for losses and loss adjustment expenses (“LAE”) can be relatively more significant to results of interim periods than to results for a full year. Also, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net income.

Stock-Based Compensation
FPIC has elected to adopt Statement of Financial Accounting Standards No. (“FAS”) 123, “Accounting for Stock-Based Compensation,” on a disclosure basis only and measure stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” using intrinsic values with appropriate disclosures under the fair value based method as required by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income and basic and diluted earnings per common share would have been impacted as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Pro Forma Net Income:
Net income, as reported	$10,310	6,457	17,125	13,467
Stock-based compensation expense included in net income, net of income taxes	86	—	135	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(390)	(299)	(760)	(596)
Pro forma net income	$10,006	6,158	16,500	12,871

Basic Earnings Per Common Share:
Net income, as reported	$1.01	0.65	1.69	1.36
Stock-based compensation expense included in net income, net of income taxes	0.01	—	0.01	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.04)	(0.03)	(0.07)	(0.06)
Pro forma net income	$0.98	0.62	1.63	1.30

Diluted Earnings Per Common Share:
Net income, as reported	$0.97	0.62	1.61	1.30
Stock-based compensation expense included in net income, net of income taxes	0.01	—	0.01	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.04)	(0.03)	(0.07)	(0.06)
Pro forma net income	$0.94	0.59	1.55	1.24

     FPIC has also granted shares of restricted stock under its equity compensation plans. These grants entitle the holder to shares of common stock as the award vests. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation cost is accrued at the measurement date and is reported as unearned compensation, a component of shareholders’ equity in the condensed consolidated statements of financial position.

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

	Six Months Ended
	June 30, 2005	June 30, 2004
Proceeds from sales and maturities	$221,655	363,138
Gross realized gains on sales	$1,125	4,943
Gross realized losses on sales	$(1,164)	(2,807)

	As of
	June 30, 2005	Dec 31, 2004
Amortized cost of investments in fixed maturity securities available for sale	$655,884	544,296
Gross unrealized gains on fixed maturity securities available for sale	$5,922	7,362
Gross unrealized losses on fixed maturity securities available for sale	$(3,800)	(3,115)

      Net realized investment gains on all investments for the six months ended June 30, 2004 totaled $3,473. In addition to the gains and losses on sales of fixed maturity securities summarized in the table above, net realized investment gains for the six months ended June 30, 2004 included gains of $4 on the sale of real estate and $2,120 on the sale of an investment in limited partnership and losses of $787 resulting from the recognition of an other-than-temporary impairment of a private equity holding included in our other invested assets.

3. Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred for the three months and six months ended June 30, 2005 and 2004 are presented in the table below.

	Three Months Ended				Six Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed premiums	$67,160	67,494	77,102	76,967	151,297	135,592	175,705	160,747
Ceded premiums	(8,880)	(13,612)	(43,775)	(45,299)	(18,905)	(31,516)	(98,775)	(94,067)
Net premiums	$58,280	53,882	33,327	31,668	132,392	104,076	76,930	66,680

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Losses and LAE incurred	$43,951	55,655	95,487	126,284
Reinsurance recoverable	(2,996)	(28,397)	(15,961)	(69,652)
Net losses and LAE incurred	$40,955	27,258	79,526	56,632

      We renewed our excess of loss reinsurance program, effective January 1, 2005.  The 2005 agreement includes a loss-corridor under which FPIC retains losses incurred in the excess layers from the point at which such losses reach 80% of ceded reinsurance premium and up to 110% of the ceded reinsurance premium, at which point such losses become subject to the reinsurance once again. We estimate that the maximum losses that would be retained assuming we were to realize or surpass the entire loss-corridor to be approximately $9.0 million. In addition, FPIC’s reinsurance premium rate decreased approximately 16% for 2005 from 2004. Other than the addition of the loss-corridor and the reduced rate, the structure and coverage of such agreements are generally similar to those of our 2004 excess of loss reinsurance program.

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

We terminated further cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004. The business already ceded through June 30, 2004, continues to be subject to the agreement and has gone into run-off.

During May 2005, First Professionals Insurance Company, Inc. and Anesthesiologists Professional Assurance Company entered into agreements to commute their 25% quota share ceded reinsurance with American Professional Assurance, Ltd.  Under the terms of the agreements, the two companies assumed policy liabilities previously ceded under the contracts of approximately $10,180 and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

Reference is made to Note 8, Related Party Transactions, to the condensed consolidated financial statements included in this quarterly report for the period ended June 30, 2005, and to Note 8, Reinsurance, and Note 18, Related Party Transactions, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, which include additional information regarding reinsurance involving related parties.

4. Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our two defined benefit plans, our excess benefit plan and our supplemental executive retirement plan for the six months ended June 30, 2005 and 2004 are summarized in the table below on a consolidated basis.

	Six Months Ended
	June 30, 2005	June 30, 2004
Service cost of benefits earned during the period	$684	1,082
Interest cost on projected benefit obligation	465	712
Expected return on plan assets	(342)	(464)
Recognized net actuarial loss	47	39
Net amortization and deferral	230	507
Net periodic pension cost	$1,084	1,876

      FPIC and its subsidiaries have made contributions to their employee post-retirement plans of $2,828 during the six months ended June 30, 2005. We currently anticipate contributing an additional $2,059 to our employee post-retirement plans during the remainder of 2005 for total contributions during 2005 of $4,887.

Reference is made to Note 13, Employee Benefit Plans, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, which includes additional information regarding our benefit plans.

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

5. Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to FPIC’s basic and diluted earnings per common share are shown below.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income from continuing operations	$8,397	6,049	15,023	12,961
Discontinued operations	1,913	408	2,102	506
Net income	$10,310	6,457	17,125	13,467

Basic Earnings per Common Share:
Income from continuing operations	$0.82	0.61	1.48	1.31
Discontinued operations	0.19	0.04	0.21	0.05
Basic earnings per common share	$1.01	0.65	1.69	1.36

Diluted Earnings per Common Share:
Income from continuing operations	$0.79	0.58	1.41	1.25
Discontinued operations	0.18	0.04	0.20	0.05
Diluted earnings per common share	$0.97	0.62	1.61	1.30

Basic weighted average shares outstanding	10,192	9,979	10,151	9,929
Common stock equivalents	480	415	512	431
Diluted weighted average shares outstanding	10,672	10,394	10,663	10,360

      Excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2005 and 2004 were 166,525 and 121,102, respectively, options outstanding to purchase shares of common stock as they were antidilutive. Excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2005 and 2004 were 59,525 and 112,339, respectively, options outstanding to purchase shares of common stock as they were antidilutive.

6. Commitments and Contingencies
FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. FPIC has evaluated such exposures as of June 30, 2005, and believes its positions and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims. In addition, multiple claims for extra-contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of June 30, 2005, and in all cases believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

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

In addition to standard assessments, the Florida and Missouri Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. FPIC would be assessed on the basis of premiums written in the state. No special assessments were made in 2004 or the first six months of 2005. In addition, FPIC could be subject to additional assessments in the future as a result of damages caused by catastrophic losses, such as a hurricane.

While management has evaluated the incidents and circumstances surrounding the above-mentioned asserted or unasserted legal claims and assessments of which it is aware and believes that these will not have materially adverse effects on FPIC beyond amounts already recognized and accrued, there can be no absolute assurance as to their ultimate outcomes.

Management agreement between Administrators For The Professions (“AFP”) and Physicians’ Reciprocal Insurers (“PRI”), a major client

AFP has an exclusive 10-year management agreement with PRI with the current term ending December 31, 2008. During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. With regard to profit sharing amounts already earned and collected, AFP has agreed pursuant to the amendment, to consider the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. There have been no adjustments to date. AFP had previously earned and collected profit sharing amounts under the original agreement totaling $3,548 for the three years ended December 31, 2001. In accordance with the amended agreement, AFP also agreed to pay 6% annual interest on the 10% profit share amounts previously earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, AFP is reimbursed for 50% of the costs associated with the risk management department it maintains for PRI insureds. The management agreement and amendment were reviewed and approved by the New York State Insurance Department.

FPIC’s revenues and results of operations are financially sensitive to the revenues and results of operations of PRI. We do not own or have a controlling financial interest in PRI, nor is PRI considered a variable interest entity under Financial Accounting Standards Board Interpretation No. 46(R) and so PRI’s financial statements are not consolidated or included in ours. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership vest with the policyholders of PRI. PRI, as an MPL insurer, is subject to many of the same types of risks as those of FPIC’s insurance subsidiaries. In addition, PRI is regulated by the New York State Insurance Department and files annual and quarterly statements with the department containing its financial statements, prepared on the statutory-basis of accounting, and other data.

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

Selected financial information by segment is summarized in the tables below.

	Three Months Ended June 30, 2005
	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$60,148	11,040	—	71,188	(250)	70,938
Interest expense on debt	$841	—	—	841	—	841
Income tax expense	$2,778	1,505	—	4,283	—	4,283
Income from continuing operations	$6,596	1,844	—	8,440	(43)	8,397
Discontinued operations	$—	—	1,870	1,870	43	1,913
Net income	$6,596	1,844	1,870	10,310	—	10,310

	Three Months Ended June 30, 2004
	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$37,095	11,790	—	48,885	(934)	47,951
Interest expense on debt	$605	—	—	605	—	605
Income tax expense	$1,411	1,714	—	3,125	—	3,125
Income from continuing operations	$3,735	2,399	—	6,134	(85)	6,049
Discontinued operations	$—	—	323	323	85	408
Net income	$3,735	2,399	323	6,457	—	6,457

	Six Months Ended June 30, 2005
	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$116,338	22,125	—	138,463	(361)	138,102
Interest expense on debt	$1,596	—	—	1,596	—	1,596
Income tax expense	$4,558	3,022	—	7,580	—	7,580
Income from continuing operations	$11,142	3,983	—	15,125	(102)	15,023
Discontinued operations	$—	—	2,000	2,000	102	2,102
Net income	$11,142	3,983	2,000	17,125	—	17,125

	Six Months Ended June 30, 2004
	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$80,739	22,809	—	103,548	(2,014)	101,534
Interest expense on debt	$1,196	—	—	1,196	—	1,196
Income tax expense	$4,680	3,162	—	7,842	—	7,842
Income from continuing operations	$8,637	4,492	—	13,129	(168)	12,961
Discontinued operations	$—	—	338	338	168	506
Net income	$8,637	4,492	338	13,467	—	13,467

	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Identifiable assets as of June 30, 2005	$1,310,877	38,182	—	1,349,059	(2,496)	1,346,563
Identifiable assets as of December 31, 2004	$1,225,761	44,520	5,354	1,275,635	(4,329)	1,271,306

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

8. Related Party Transactions
Following are summaries of the related party transactions of FPIC and its consolidated subsidiaries included in the condensed consolidated statements of financial position as of June 30, 2005 and December 31, 2004, and the condensed consolidated statements of income for the three months and six months ended June 30, 2005 and 2004. Credit balances are presented parenthetically.

Reference is made to Note 18, Related Party Transactions, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, which includes additional information regarding our related party transactions.

	As of
	June 30, 2005	Dec 31, 2004
Statements of Financial Position:
Premiums receivable	$7,426	5,374
Reinsurance recoverable on paid losses	$—	2,663
Reinsurance recoverable on unpaid losses and advance premiums	$—	10,538
Reinsurance recoverable on unpaid losses and advance premiums, fronting arrangements (1)	$37,923	72,224
Ceded unearned premiums, fronting arrangements (2)	$—	2,550
Deferred policy acquisition costs	$3,021	3,002
Other assets	$2,385	7,882
Liability for losses and LAE	$(24,661)	(25,292)
Unearned premiums	$(48,560)	(46,575)
Reinsurance payable	$—	(248)
Reinsurance payable, fronting arrangements	$—	(4,372)
Other liabilities	$(7,478)	(7,793)
(1) Corresponding direct liabilities for losses and LAE to unrelated parties under fronting arrangements were ($38,478) and ($73,122) as of June 30, 2005 and December 31, 2004, respectively.
(2) Corresponding direct unearned premiums from unrelated parties under fronting arrangements were ($2,550) as of December 31, 2004.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Statements of Income:
Net premiums earned	$(563)	(2,164)	(912)	(2,747)
Net premiums earned, fronting arrangements (1)	$1,245	11,723	3,161	22,228
Insurance management fees	$(10,294)	(9,027)	(20,568)	(17,492)
Net losses and LAE	$14	1,052	218	512
Net losses and LAE, fronting arrangements (2)	$(990)	(8,079)	(2,055)	(19,825)
Other underwriting expenses	$(82)	507	(129)	589
Other underwriting expenses, fronting arrangements	$(204)	(1,574)	(352)	(3,240)
Other expenses	$28	53	56	106
(1) Corresponding direct premiums earned from unrelated parties under fronting arrangements were ($1,245) and ($11,723) for the three months ended June 30, 2005 and 2004, respectively, and ($3,161) and ($22,228) for the six months ended June 30, 2005 and 2004, respectively.
(2) Corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $990 and $8,012 for the three months ended June 30, 2005 and 2004, respectively, and $2,055 and $19,877 for the six months ended June 30, 2005 and 2004, respectively.

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

9.  New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires stock options and other share-based payments made to employees and non-employee directors to be accounted for as compensation expense and recorded at fair value. Consistent with the provisions of the Securities Exchange Commission Release No. 2005-57, we intend to adopt FAS 123(R) in the first quarter of 2006. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net income and earnings per share can be found in Note 1, Organization and Basis of Presentation, to the condensed consolidated financial statements within this Form 10-Q. A number of technical implementation issues are yet to be resolved, including the selection and use of an appropriate valuation model, and thus, the ultimate impact of adopting FAS 123(R) is not yet known.

During 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is other-than-temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, in October 2004 the implementation date was deferred. Due to the uncertainty as to how the relevant issues will be resolved, FPIC is unable to determine the impact of adopting paragraphs 10 through 20 of EITF Issue No. 03-1 until final implementation guidance is issued. However, adoption of EITF 03-1 is not expected to have a material impact on FPIC’s Condensed Consolidated Statements of Financial Position as unrealized gains or losses in the fair value of fixed maturity securities are already recorded in accumulated other comprehensive income.

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

10. Discontinued Operations
Effective April 30, 2005, we sold the third party administration segment’s employee benefits administration business to WebTPA.  As consideration for the sale, we received $628, which was comprised of $428 in cash and a $200 interest bearing note receivable.  A pre-tax gain of $366 ($225 after-tax) was recognized on the sale. See Note 20, Subsequent Event, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, for additional information about the transaction with WebTPA.

Effective June 2, 2005, we sold our subsidiary, Employers Mutual, Inc., to a private investor. As consideration for the sale we received $3,500 in cash. A pre-tax gain of $1,008 ($1,508 after-tax) was recognized on the sale.

In accordance with the reporting requirements of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of the third party administration segment have been reported as discontinued operations and are summarized in the tables below.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
Claims administration and management fees	$1,564	3,677	4,646	7,296
Net investment loss	—	(7)	(3)	—
Commission income	252	444	506	799
Total revenues	1,816	4,114	5,149	8,095

Expenses
Claims administration and management expenses	1,546	3,499	4,606	7,367
Intersegment expenses	43	85	102	168
Total expenses	1,589	3,584	4,708	7,535

Income from discontinued operations before income taxes	227	530	441	560
Less: Income tax expense	90	207	174	222
Net income from discontinued operations	$137	323	267	338

	As of	As of
	June 30, 2005	Dec 31, 2004
Assets
Cash and cash equivalents	$—	1,875
Deferred tax assets	—	1,365
Other assets	—	2,114
Total assets	$—	5,354

Liabilities
Other liabilities	$—	1,661
Total liabilities	$—	1,661