Form 10-Q
period 2005-09-30
FPIC INSURANCE GROUP INC
filed 2005-11-07
CIK 1010247

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the quarterly period ended September 30, 2005 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of November 1, 2005, there were 10,372,576 shares of the registrant's common stock outstanding.

FPIC Insurance Group, Inc.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements.
The information required by Rule 10-01 of Regulation S-X is presented as follows:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), FPIC Insurance Group, Inc. together with its subsidiaries is hereinafter referred to as FPIC unless the context requires otherwise. The following discussion and analysis of financial condition, changes in financial condition, liquidity and capital resources and results of operations and other matters should be read in conjunction with the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2005, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in FPIC’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2005.

Safe Harbor Disclosure
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements can be identified by such words as, but are not limited to, "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," "foresee," "hope," "should," "will," "will likely result" or "will continue" and other similar expressions. These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from such statements. These risks, uncertainties and other factors that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

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

x)
The dependence of our insurance management segment upon a major customer, Physicians’ Reciprocal Insurers (“PRI”), for its revenue, and consequently, the effects of PRI’s premium rate adequacy, claims experience, policyholder retention, financial position and overall market and regulatory environment on its ability to maintain or grow its premium base;

xi)	Developments in financial and securities markets that could affect our investment portfolio and financing plans;
xii)	Risk factors associated with the impact of rising interest rates on the market value of our investments;
xiii)	Risk factors associated with the impact of rising interest rates on our interest costs associated with our long-term debt;
xiv)	The rates we charge for our products and services being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
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
xxii)
Other risk factors discussed elsewhere within this Form 10-Q for the quarter ended September 30, 2005 and within our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the liability for losses and loss adjustment expenses (“LAE”) and related reinsurance assets, the carrying amounts or potential impairments of certain assets, and loss contingencies. We base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances. The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, which are described below and in the corresponding MD&A section and Note 2, Significant Accounting Policies, to the consolidated financial statements, included in our most recently filed Annual Report on Form 10-K, affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

Investments
Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed maturity investments in bonds and notes. Our fixed maturity investments are carried at their fair values and accounted for $619.4 million or 92% of our total investments and 48% of our total assets as of September 30, 2005 compared to $548.5 million or 99% of our total investments and 43% of our total assets as of December 31, 2004. Fair values for fixed maturity investments are based on quoted market prices. Unrealized gains or losses in their fair values are recorded directly to shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive (loss) income. Gross unrealized investment gains were $3.1 million and gross unrealized investment losses were $7.9 million as of September 30, 2005.

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

Liability for Losses and LAE
Liability for losses and LAE, also referred to hereinafter as our loss and LAE reserves, is the largest liability of FPIC and represents the financial statement item most sensitive to estimation and judgment. Medical professional liability (“MPL”) insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $616.4 million and $610.6 million, or 97% and 96%, of our total consolidated liability for losses and LAE as of September 30, 2005 and December 31, 2004, respectively.

Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured claims and incidents as of the end of the period. This liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”). IBNR primarily comprises provisions for LAE, losses under tail policies, and losses on covered extended reporting endorsements issued following the death, disability or retirement of claims-made insureds. Also implicit in loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. FPIC has historically settled its claims for amounts that are less than their individually estimated case reserves in aggregate; therefore this provision serves to offset the other loss and LAE reserve components.

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

In addition, due to the relatively small number of claims ultimately resulting in an indemnity payment and the average cost per claim, any change in the trends assumed in the ultimate values for these factors may be expected to result in a significant change in the reserve estimates. Because our aggregate loss and LAE reserves are so large, virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position. As an example, a 1% increase or decrease in carried reserves, net of reinsurance, as of September 30, 2005, would result in an after-tax reduction or addition in reported net income of approximately $2.1 million, or 9%, of our consolidated income from continuing operations for the nine months ended September 30, 2005. A typical range of reasonable values for MPL reserve estimates is considered to be as wide as 15%. Thus, in addition to the performance of the business itself, our results of operations and financial position are very sensitive to our reserve estimates and judgments.

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

Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources: September 30, 2005 Compared to December 31, 2004

INVESTMENTS AND CASH AND CASH EQUIVALENTS increased $73.8 million to $757.8 million as of September 30, 2005 from $684.0 million as of December 31, 2004. The increase is primarily the result of net cash flows from operating activities. In addition, we received cash proceeds of $3.9 million from the disposition of our third party administration (“TPA”) segment.

PREMIUMS RECEIVABLE increased $10.3 million to $104.6 million as of September 30, 2005 from $94.3 million as of December 31, 2004. The increase in premiums receivable reflects our policy renewal cycle whereby most of our policies are renewed in the first half of the calendar year. Thus, premiums receivable are expected to be lower as of the prior year end.

REINSURANCE RECOVERABLE ON PAID LOSSES decreased $7.3 million to $11.8 million as of September 30, 2005 from $19.1 million as of December 31, 2004. The decrease is primarily due to the receipt of amounts recoverable under our primary excess of loss reinsurance treaty and the commutation of the quota share agreement with American Professional Assurance, Ltd. (“APAL”), whereby we received $2.6 million for paid losses recoverable.

DUE FROM REINSURERS ON UNPAID LOSSES decreased $40.7 million to $292.7 million as of September 30, 2005 from $333.4 million as of December 31, 2004. The decrease is primarily due to a decrease of $19.3 million in ceded loss and LAE reserves under the Hannover Re net account quota share agreement as a result of the termination of further cessions under the agreement effective July 1, 2004. Also contributing to the decrease was the commutation of the quota share agreement with APAL, whereby $10.2 million of loss and LAE reserves and corresponding funds were received from APAL. The remainder of the decrease is due to the reduction of $12.8 million of ceded loss and LAE reserves under our former fronting programs, which are all now in run-off.

CEDED UNEARNED PREMIUMS decreased $12.1 million to $16.0 million as of September 30, 2005 from $28.1 million as of December 31, 2004. Approximately $9.0 million of the reduction is due to a decrease in ceded unearned premiums under the Hannover Re net account quota share reinsurance agreement, which was terminated and placed into run-off. The remainder of the decrease is primarily due to the reduction of ceded premiums under former fronting programs.

OTHER ASSETS decreased $12.4 million to $88.7 million as of September 30, 2005 from $101.1 million as of December 31, 2004. The decrease is due in part to a reduction in the amount due from PRI of $5.3 million. In addition, other assets as of December 31, 2004 included an amount due from broker of $4.1 million related to investment sale transactions entered into prior to December 31, 2004 and settled during January 2005. Other assets at December 31, 2004 also included $3.5 million of assets held by our previously owned TPA segment.

The LIABILITY FOR LOSSES AND LAE decreased $1.2 million to $633.9 million as of September 30, 2005 from $635.1 million as of December 31, 2004. The decrease is primarily attributable to reductions in loss and LAE reserves on former fronting programs of approximately $13.0 million, all of which have been terminated and placed into run-off. Partially offsetting the decrease was growth in our core MPL insurance business.

UNEARNED PREMIUMS increased $27.6 million to $204.6 million as of September 30, 2005 from $177.0 million as of December 31, 2004. The increase reflects the policy renewal cycle where the highest number of policies are renewed with an effective date of January 1.  Thus, unearned premiums are generally lower as of the end of each fiscal year.

     REINSURANCE PAYABLE decreased $22.5 million to $112.1 million as of September 30, 2005 from $134.6 million as of December 31, 2004. The decrease is primarily the result of a $21.2 million reduction in the funds withheld balance under the Hannover Re net account quota share reinsurance agreement.

PAID IN ADVANCE AND UNPROCESSED PREMIUMS decreased $6.7 million to $7.0 million as of September 30, 2005 from $13.7 million as of December 31, 2004. The decline reflects the policy renewal cycle where the highest number of policies are renewed with an effective date of January 1. Thus, paid in advance and unprocessed premiums are expected to be higher as of December 31.

OTHER LIABILITIES decreased $8.1 million to $39.4 million as of September 30, 2005 from $47.5 million as of December 31, 2004. Our liabilities for premium taxes, certain employee benefits and amounts due to broker for investment purchase transactions that had not settled as of each period end all decreased as of September 30, 2005. In addition, as of September 30, 2005 deferred ceding commissions were fully amortized from $1.2 million as of December 31, 2004. Other liabilities at December 31, 2004 also included $1.4 million of liabilities payable by our previously owned TPA segment. Partially offsetting these decreases was an in increase in commissions payable.

Liquidity and Capital Resources
The payment of losses and LAE, insurance operating expenses (including reinsurance costs), claims administration and management expenses, non-insurance operating expenses, interest expense and income taxes in the ordinary course of business are the principal needs for our liquid funds. The principal sources of cash from our operations to meet our ongoing liquidity requirements are the premiums collected for the insurance sold by our insurance subsidiaries, income on the investment of those funds, and insurance management fees and reinsurance brokerage and other commission income earned by our non-insurance subsidiaries.

Net Cash Provided By Operating Activities
As reported in the condensed consolidated statements of cash flows, net cash provided by operating activities was $81.3 million for the nine months ended September 30, 2005 compared with net cash provided by operating activities of $34.1 million for the nine months ended September 30, 2004. The majority of the increase in net cash provided by operating activities for the nine months ended September 30, 2005 is attributable to higher reinsurance recoveries and higher retention of our insurance business due to lower reinsurance ceded when compared with the same period in 2004. Also contributing to the increase were proceeds from the commutation of the former 25% quota share reinsurance ceded agreement with APAL and collection of amounts due from PRI.

As of September 30, 2005, we had cash and investments of $757.8 million. Included within cash and investments were cash and cash equivalents of $83.1 million and fixed maturity securities, available for sale, with a fair value of approximately $39.6 million that have scheduled maturities during the next twelve months. In addition, we had short term investment securities of $48.4 million, which have scheduled maturities of less than twelve months. We believe that our cash and investments as of September 30, 2005, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

Holding Company Sources of Liquidity
The sources of liquidity to FPIC, the holding company, for the payment of operating expenses, income taxes and debt-related charges are management fees, return of capital, dividends and overhead expense allocations to our subsidiaries.

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

The securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 7.53% to 8.07% as of September 30, 2005). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR. We have also purchased hedging instruments designed to maintain the maximum floating rate interest cost on these securities to 8.50% and 8.60% for five years from closing. For information regarding the hedging instruments, refer to Note 10, Derivative Financial Instruments, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of 30 years and are due in May and October 2033.

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

STOCK REPURCHASE PLANS
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. We did not repurchase any shares during the three months ended September 30, 2005 and a total of 365,500 shares remain available to be repurchased under the program. Under certain circumstances, limitations may be placed on FPIC’s ability to purchase its capital stock by the terms of agreements relating to its junior subordinated debentures. For information regarding these limitations, refer to Note 9, Long Term Debt, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our contractual obligations, commitments and off-balance sheet arrangements described in the applicable section of the MD&A included in our most recently filed Annual Report on Form 10-K.

Management’s Discussion and Analysis of Results of Operations:
Three Months and Nine Months Ended September 30, 2005 Compared to Three Months and Nine Months Ended September 30, 2004

CONSOLIDATED INCOME FROM CONTINUING OPERATIONS for the three months ended September 30, 2005 was $8.6 million, or $0.80 per diluted share, an increase of 21% and 18%, respectively, when compared with income from continuing operations of $7.1 million, or $0.68 per diluted share, for the three months ended September 30, 2004. Consolidated income from continuing operations for the nine months ended September 30, 2005 was $23.6 million, or $2.20 per diluted share, an increase of 18% and 15%, respectively, when compared with income from continuing operations of $20.1 million, or $1.91 per diluted share, for the nine months ended September 30, 2004. Income from continuing operations increased primarily as a result of increases in underwriting profits on higher net premiums earned and higher net investment income at the insurance segment. Partially offsetting these increases were net realized investment losses in the current year as compared with net realized investment gains in the prior year and higher interest expense on debt. Commission income in the insurance management segment was also lower in the current year when compared with the prior year.

CONSOLIDATED NET INCOME for the three months ended September 30, 2005 was $8.6 million, or $0.80 per diluted share, an increase of 14% and 11%, respectively, when compared with net income of $7.5 million, or $0.72 per diluted share, for the three months ended September 30, 2004. Consolidated net income for the nine months ended September 30, 2005 was $25.7 million, or $2.40 per diluted share, an increase of 22% and 20%, respectively, when compared with net income of $21.0 million, or $2.00 per diluted share, for the nine months ended September 30, 2004. Included in consolidated net income for the three months ended September 30, 2004 were discontinued operations of $0.4 million related to the sale of our previously owned TPA segment. Consolidated net income for the nine months ended September 30, 2005 and 2004 included discontinued operations of $2.1 million and $0.9 million, respectively. Other changes in net income are due to the factors discussed in the paragraph above with regard to consolidated income from continuing operations.

CONSOLIDATED REVENUES for the three months ended September 30, 2005 increased $19.0 million, or 34%, to $75.4 million from $56.4 million for the three months ended September 30, 2004. Consolidated revenues for the nine months ended September 30, 2005 increased $55.5 million, or 35%, to $213.5 million from $158.0 million for the nine months ended September 30, 2004. The increase in consolidated revenues is primarily due to higher net premiums earned at our insurance segment as a result of lower ceded premiums following the termination of the Hannover Re net account quota share reinsurance agreement as of June 30, 2004, higher net investment income and higher insurance management fees. The growth in consolidated revenues for the nine months ended September 30, 2005 was offset to some extent by net realized investment losses, compared with net realized investment gains for the nine months ended September 20, 2004, and a decline in commission income at our insurance management segment.

CONSOLIDATED EXPENSES for the three months ended September 30, 2005 increased $17.7 million, or 39%, to $62.9 million from $45.2 million for the three months ended September 30, 2004. Consolidated expenses for the nine months ended September 30, 2005 increased $52.8 million, or 42%, to $178.5 million from $125.7 million for the nine months ended September 30, 2004. The increase in consolidated expenses is mainly the result of increases in net losses and LAE incurred and other underwriting expenses at our insurance segment. The improvement in net losses and LAE incurred relative to net premiums earned reflects pricing and other improvements in our underwriting results. The growth in other underwriting expenses is primarily the result of corresponding growth in net premiums earned, a decrease in ceding commissions resulting from the elimination of cessions under the Hannover Re net account quota share reinsurance agreement and lower fronting fees, net of related expenses. In addition, other underwriting expenses for the nine months ended September 30, 2005 include a one-time reduction of $1.7 million, which represents proceeds from the settlement of litigation. Interest expense on debt increased as a result of an increase in the three-month LIBOR rate, which is the base rate used to determine FPIC’s interest on its long term debt.

Insurance Segment
Our insurance segment is made up of FPIC’s four insurance subsidiaries. Holding company operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention devoted to the segment. Financial and selected other data of our insurance segment for the three and nine months ended September 30, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	Sept 30, 2005	Percentage Change	Sept 30, 2004	Sept 30, 2005	Percentage Change	Sept 30, 2004
Direct and assumed premiums written	$78,937	2%	$77,179	$230,235	-9%	$252,884
Net premiums written	$69,369	7%	$65,118	$201,762	42%	$142,049

Net premiums earned	$57,981	49%	$38,873	$162,058	54%	$105,552
Net investment income	6,223	24%	5,002	18,141	20%	15,139
Net realized investment (losses) gains	(139)	-26%	(110)	(179)	-105%	3,363
Other income	181	-7%	194	487	-3%	501
Intersegment revenues	(12)	-117%	71	65	-70%	214
Total revenues	64,234	46%	44,030	180,572	45%	124,769

Net losses and LAE incurred	42,014	28%	32,801	121,540	36%	89,434
Other underwriting expenses	10,074	276%	2,676	25,680	272%	6,894
Interest expense on debt	898	37%	656	2,494	35%	1,852
Other expenses	1,675	-16%	1,985	5,327	-3%	5,514
Intersegment expenses	131	-84%	828	390	-85%	2,675
Total expenses	54,792	41%	38,946	155,431	46%	106,369

Income from continuing operations before income taxes	9,442	86%	5,084	25,141	37%	18,400
Less: Income tax expense	2,767	80%	1,539	7,325	18%	6,220
Income from continuing operations	6,675	88%	3,545	17,816	46%	12,180
Discontinued operations (net of income taxes)	—	0%	—	—	0%	—
Net income	$6,675	88%	$3,545	$17,816	46%	$12,180

Selected Direct Professional Liability Claims Information

	Three Months Ended			Nine Months Ended
	Sept 30, 2005	Percentage Change	Sept 30, 2004	Sept 30, 2005	Percentage Change	Sept 30, 2004
Net paid losses and LAE on professional liability claims (1)	$33,054	26%	$26,203	$85,635	-3%	$88,726
Total professional liability claims with indemnity payment	118	90%	62	302	20%	251
Total professional liability claims and incidents closed without indemnity payment	698	56%	448	1,624	6%	1,525
Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	278	24%	225	781	-4%	815
Total professional liability incidents reported during the period	214	-21%	270	711	-20%	888
Total professional liability claims and incidents reported during the period	492	-1%	495	1,492	-12%	1,703

	As of
	Sept 30, 2005	Percentage Change	Sept 30, 2004
Total professional liability claims and incidents that remained open	4,724	-13%	5,418
Professional liability policyholders (excluding fronting arrangements) (2)	14,199	0%	14,171
Professional liability policyholders under fronting arrangements (2)	—	-100%	126

(1) For the purpose of period over period comparison, net paid losses do not take into account $10,180 received in connection with the APAL ceded reinsurance commutation during the second quarter of 2005, which would be a reduction to reported net paid losses.

(2) Professional liability policyholders (excluding fronting arrangements) includes policyholders whose individual insurance is 90% reinsured under facultative reinsurance agreements. For the period ended September 30, 2004, 112 such policyholders previously reported under fronting arrangements have been reclassified to professional liability policyholders (excluding fronting arrangements).

     INSURANCE NET INCOME increased 88% to $6.7 million for the three months ended September 30, 2005 from $3.5 million for the three months ended September 30, 2004. Insurance net income increased 46% to $17.8 million for the nine months ended September 30, 2005 from $12.2 million for the nine months ended September 30, 2004. The increase in net income was primarily due to increases in underwriting and operating profits on higher net premiums earned and higher net investment income. The improvement in our net losses and LAE incurred relative to net premiums earned is primarily the result of rate increases and other improvements in our underwriting results. The increases in underwriting profit were partially offset by higher other underwriting expenses due mainly to a reduction in ceding commissions earned and to a lesser extent, lower fees, net of related expenses, under former fronting programs. The decrease in ceding commissions resulted primarily from the elimination of further cessions under the Hannover Re net account quota share reinsurance agreement effective July 1, 2004. Partially offsetting the increases in net income were net realized investment losses in the current year, compared with net realized investment gains for the first nine months of 2004, and higher interest expense on debt.

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

DIRECT and ASSUMED PREMIUMS WRITTEN increased 2% to $78.9 million for the three months ended September 30, 2005 from $77.2 million for the three months ended September 30, 2004. Direct and assumed premiums written decreased 9% to $230.2 million for the nine months ended September 30, 2005 from $252.9 million for the nine months ended September 30, 2004. The increase in direct and assumed premiums written for the three months ended September 30, 2005 reflects pricing improvements and an increase in the number of policyholders in our core MPL business. The decrease in direct and assumed premiums written for the nine months ended September 30, 2005 is primarily attributable to our planned exits from fronting programs and non-core states. We began exiting our fronting programs in 2002 to create capacity for our core MPL business. All of these programs are now in run-off. The decrease was partially offset by the effects of pricing improvements and the increase in the number of policyholders.

NET PREMIUMS WRITTEN increased 7% to $69.4 million for the three months ended September 30, 2005 from $65.1 million for the three months ended September 30, 2004. Net premiums written increased 42% to $201.8 million for the nine months ended September 30, 2005 from $142.0 million for the nine months ended September 30, 2004. The increase for the three months ended September 30, 2005 reflects pricing improvements and an increase in the number of policyholders in our core MPL business over the comparable period in the prior year. The increase for the nine months ended September 30, 2005 additionally reflects the termination of cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004, which resulted in a decrease in ceded written premiums of $51.3 million and a corresponding increase in net premiums written for the nine months ended September 30, 2005, when compared with the same period in 2004. As cessions under the Hannover Re net account quota share reinsurance agreement were terminated effective July 1, 2004, it did not have a significant impact on third quarter 2005 and 2004 net premiums written and will not have a significant impact in future quarters.

NET PREMIUMS EARNED increased 49% to $58.0 million for the three months ended September 30, 2005 from $38.9 million for the three months ended September 30, 2004. Net premiums earned increased 54% to $162.1 million for the nine months ended September 30, 2005 from $105.6 million for the nine months ended September 30, 2004. These increases are primarily the result of the termination of cessions under the Hannover Re net account quota share reinsurance agreement, effective July 1, 2004, which had the effect of decreasing ceded earned premiums by $18.6 million and $52.4 million with corresponding increases in net premiums earned for the three and nine months ended September 30, 2005, respectively, when compared with the same periods in 2004. Termination of the agreement is expected to result in increases in net premiums earned during the remainder of 2005 when compared with the corresponding periods in 2004 and to a lesser extent relatively higher net premiums earned during the first half of 2006 as compared with net premiums earned on the corresponding business for the first half of 2005. Partially offsetting the increase in net premiums earned was the non-renewal, effective July 1, 2004, of the excess of loss reinsurance treaty under which First Professionals had previously assumed reinsurance from PRI.

Our investment revenues, which are comprised of NET INVESTMENT INCOME and NET REALIZED INVESTMENT (LOSSES) GAINS, increased 24% to $6.1 million for the three months ended September 30, 2005 from $4.9 million for the three months ended September 30, 2004. Investment revenues decreased 3% to $18.0 million for the nine months ended September 30, 2005 from $18.5 million for the nine months ended September 30, 2004. Net investment income increased during the three and nine months ended September 30, 2005, when compared with the same periods in 2004, primarily as a result of growth in our investment portfolio corresponding with increases in our insurance business and to a lesser extent an increase in our overall average yield. Offsetting the increase in net investment income for the nine months ended September 30, 2005 were net realized investment losses, compared with net realized investment gains for the nine months ended September 30, 2004. The net realized investment gains for the nine months ended September 30, 2004 were generated primarily in the process of repositioning our portfolio to increase our mix of tax-exempt investments. Also included in net realized investment gains for the nine months ended September 30, 2004 was a gain of $2.1 million related to the sale of an investment in a limited partnership.

NET LOSSES and LAE INCURRED increased 28% to $42.0 million for the three months ended September 30, 2005 from $32.8 million for the three months ended September 30, 2004. Net losses and LAE incurred increased 36% to $121.5 million for the nine months ended September 30, 2005 from $89.4 million for the nine months ended September 30, 2004. The lower increase in our net losses and LAE incurred relative to the increase in net premiums earned and corresponding decrease in our loss ratio primarily reflect pricing and other improvements in our insurance business and the resulting improvement in our underwriting results. Our loss and LAE ratios (defined as the ratio of net losses and LAE incurred to net premiums earned) were 72% and 84% for the three months ended September 30, 2005 and 2004, respectively, and 75% and 85% for the nine months ended September 30, 2005 and 2004, respectively. The improvement in our loss and LAE ratio during the three months ended September 30, 2005 also reflects a downward adjustment to our current year provision as the result of favorable claims results to date, mainly lower numbers of newly reported claims and incidents.

SELECTED DIRECT PROFESSIONAL LIABILITY INSURANCE CLAIMS DATA
Net paid losses and LAE on professional liability claims increased 26% to $33.1 million for the three months ended September 30, 2005 from $26.2 million for the three months ended September 30, 2004 and decreased 3% to $85.6 million for the nine months ended September 30, 2005 from $88.7 million for the nine months ended September 30, 2004. The number of professional liability claims closed with indemnity payment (“CWIP”) increased 90% to 118 for the three months ended September 30, 2005 from 62 for the three months ended September 30, 2004. The number of CWIP increased 20% to 302 for the nine months ended September 30, 2005 from 251 for the nine months ended September 30, 2004. The percentage of CWIP to all closed claims for the nine months ended September 30, 2005 was 16%, compared to 14% for the full year and first nine months of 2004.

The higher closed claim measures reported for the three months ended September 30, 2005, including net paid losses and LAE on professional liability claims, claims and incidents closed with indemnity payments, and claims and incidents closed without indemnity payments, are all primarily the result of an increase in the number of claims that were processed and closed that were already in inventory, as opposed to adverse loss experience.  Comparable closed claims measures for the three months ended September 30, 2004 were significantly lower than normal, adding to the significance of the increases in the third quarter of 2005.  Such fluctuations among periods are not unusual and although the current CWIP percentage is higher, it remains within a reasonable range of outcomes for the period relative to our carried reserves.

Newly reported claims and incidents were down 1% for the three months ended September 30, 2005 when compared with the three months ended September 30, 2004. Newly reported claims and incidents were down 12% for the nine months ended September 30, 2005 when compared with the nine months ended September 30, 2004. This decrease continues a trend of lower frequency in newly reported claims and incidents that began in the fourth quarter of 2003.

OTHER UNDERWRITING EXPENSES increased 276% to $10.1 million for the three months ended September 30, 2005 from $2.7 million for the three months ended September 30, 2004. Other underwriting expenses increased 272% to $25.7 million for the nine months ended September 30, 2005 from $6.9 million for the nine months ended September 30, 2004. These increases in other underwriting expenses are primarily the result of decreases in ceding commissions of $5.8 million and $15.6 million for the three and nine months ended September 30, 2005, respectively, compared to the corresponding periods in 2004, resulting from the termination of the Hannover Re net account quota share reinsurance agreement. In addition, the exit of our fronting programs has resulted in lower fronting fees, net of related expenses, resulting in a corresponding increase in other underwriting expenses of $0.2 million and $1.6 million for the three and nine months ended September 30, 2005, respectively, compared to the corresponding periods in 2004. Other underwriting expenses for the nine months ended September 30, 2005 includes a one-time reduction of $1.7 million, which represents the proceeds from the settlement of litigation.

INTEREST EXPENSE ON DEBT increased 37% to $0.9 million for the three months ended September 30, 2005 from $0.7 million for the three months ended September 30, 2004. Interest expense on debt increased 35% to $2.5 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. The increase is due to increases in the three-month LIBOR, which is the base rate used to determine FPIC’s interest on its long-term debt. The interest rates on our long-term debt ranged from 7.53% to 8.07% as of September 30, 2005. We have hedging instruments in place that limit the maximum floating rate interest cost on our long-term debt to within a range of 8.50% to 8.60% should the three-month LIBOR continue to increase. These hedging instruments are effective for five years from the closing date of the securities.

INCOME TAXES increased 80% to $2.8 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. Income taxes increased 18% to $7.3 million for the nine months ended September 30, 2005 from $6.2 million for the nine months ended September 30, 2004. The increase in income tax expense reflects our higher income from continuing operations before income taxes. Our effective income tax rates were 29% and 30% for the three months ended September 30, 2005 and 2004, respectively, and 29% and 34% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in our effective income tax rate for the nine months ended September 30, 2005 is primarily due to an increase in tax-exempt investment income and non-recurrence of a $0.75 million provision for income tax contingencies identified in an Internal Revenue Service (“IRS”) examination that was included in income tax expense for the nine months ended September 30, 2004.

HANNOVER RE NET ACCOUNT QUOTA SHARE REINSURANCE AGREEMENT
The results of our insurance segment include the effects of a significant net account quota share reinsurance agreement with the Hannover Re companies. Cessions under the agreement ceased effective July 1, 2004. Amounts ceded under the Hannover Re net account quota share reinsurance agreement are summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	Sept 30, 2005	Percentage Change	Sept 30, 2004	Sept 30, 2005	Percentage Change	Sept 30, 2004
Ceded premiums written	$67	-86%	$488	$387	101%	$(50,947)

Ceded premiums earned	67	100%	(18,563)	(8,646)	86%	(61,054)
Ceded losses and LAE incurred	(50)	-100%	13,963	6,043	-87%	46,559
Ceded other underwriting expenses	(21)	-100%	5,640	2,989	-84%	18,276
Net (decrease) increase in underwriting margin	(4)	-100%	1,040	386	-90%	3,781

Other expenses	(1,618)	16%	(1,918)	(5,136)	3%	(5,305)

Net decrease in income from continuing operations before income taxes	(1,622)	-85%	(878)	(4,750)	-212%	(1,524)

Net decrease in net income	$(997)	-85%	$(539)	$(2,918)	-212%	$(936)

Insurance Management Segment
Our insurance management segment is made up of FPIC’s New York subsidiaries, Administrators For The Professions, Inc. (“AFP”), Physicians Reciprocal Managers, Inc. (“PRM”), and FPIC Intermediaries, Inc., all of which are wholly owned, and Professional Medical Administrators, LLC (“PMA”), which is 80% owned. Financial and selected other data for the insurance management segment for the three months and nine months ended September 30, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	Sept 30, 2005	Percentage Change	Sept 30, 2004	Sept 30, 2005	Percentage Change	Sept 30, 2004
Insurance management fees	$10,642	2%	$10,389	$31,209	12%	$27,881
Net investment income	67	123%	30	171	116%	79
Commission income	432	-78%	1,932	1,546	-71%	5,275
Other income	28	-74%	108	84	-48%	163
Intersegment revenues	143	-83%	841	427	-84%	2,712
Total revenues	11,312	-15%	13,300	33,437	-7%	36,110

Insurance management expenses	8,225	17%	7,039	23,361	7%	21,811
Other expenses	37	-30%	53	93	-42%	160
Total expenses	8,262	16%	7,092	23,454	7%	21,971

Income from continuing operations before income taxes and minority interest	3,050	-51%	6,208	9,983	-29%	14,139
Less: Income tax expense	1,191	-53%	2,541	4,212	-26%	5,703
Income from continuing operations before minority interest	1,859	-49%	3,667	5,771	-32%	8,436
Minority interest	(56)	-315%	26	(128)	-142%	303
Income from continuing operations	1,915	-47%	3,641	5,899	-27%	8,133
Discontinued operations (net of income taxes)	—	—	—	—	—	—
Net income	$1,915	-47%	$3,641	$5,899	-27%	$8,133

     INSURANCE MANAGEMENT NET INCOME decreased 47% to $1.9 million for the three months ended September 30, 2005 from $3.6 million for the three months ended September 30, 2004. Insurance management net income decreased 27% to $5.9 million for the nine months ended September 30, 2005 from $8.1 million for the nine months ended September 30, 2004. The decrease is primarily due to lower commission income earned for the placement of insurance premiums and an increase in claims administration and management expenses. Partially offsetting this decrease were higher management fees as a result of growth in premiums written at PRI and management fees earned by PRM for the administration of Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”). PRM began managing PaPRI, and therefore earning management fees, beginning with the third quarter of 2004.

INSURANCE MANAGEMENT FEES earned by the insurance management segment are entirely comprised of management fees from PRI and PaPRI. Under the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written, and under the management agreement between PRM and PaPRI, PRM receives a management fee equal to 21% of PaPRI’s direct premiums written. As such, changes in the direct premiums written by PRI and PaPRI result in corresponding changes in management fees earned by our insurance management segment. Insurance management fees increased 2% to $10.6 million for the three months ended September 30, 2005 from $10.4 million for the three months ended September 30, 2004. Insurance management fees increased 12% to $31.2 million for the nine months ended September 30, 2005 from $27.9 million for the nine months ended September 30, 2004. The increases are primarily due to an increase in premiums written by PRI and management fees on premiums written by PaPRI, which commenced operations effective July 1, 2004.

COMMISSION INCOME decreased 78% to $0.4 million for the three months ended September 30, 2005 from $1.9 million for the three months ended September 30, 2004. Commission income decreased 71% to $1.5 million for the nine months ended September 30, 2005 from $5.3 million for the nine months ended September 30, 2004. The decline in commission income is due to the decrease in insurance premiums placed by PMA with a third party carrier under a former PRI professional liability insurance program in Pennsylvania. Commission income also declined due to decreases in brokerage commissions earned by FPIC Intermediaries, Inc. for the placement of reinsurance. The need for reinsurance and the terms and conditions of the reinsurance agreements of FPIC and PRI are reviewed on an annual basis, which can result in fluctuations in the amount of commission income earned from period to period.

TPA Segment (Discontinued Operations)
Our TPA segment was comprised of our former wholly owned subsidiary, Employers Mutual, Inc. (“EMI”). On May 9, 2005, EMI’s employee benefits administration business was sold to WebTPA, effective April 30, 2005.  As consideration for the sale, FPIC received $0.6 million, comprised of $0.4 million in cash and a $0.2 million interest bearing note receivable.  A pre-tax gain of $0.4 million was recognized on the sale. On May 31, 2005, the remaining TPA segment operations were sold to a private investor. FPIC received $3.5 million as consideration for the sale. A pre-tax gain of $1.0 million was recognized on the sale. The results of operations and gain on sale of the former TPA segment are reported as discontinued operations. See Note 10, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information about the sale of our TPA segment. Financial data for the TPA segment for the three months and nine months ended September 30, 2005 and 2004 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	Sept 30, 2005	Percentage Change	Sept 30, 2004	Sept 30, 2005	Percentage Change	Sept 30, 2004
Income from continuing operations	$—	0%	$—	$—	0%	$—

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	-100%	427	369	-60%	933
Gain on disposal of discontinued operations (net of income taxes)	—	0%	—	1,733	—	—
Discontinued operations	—	-100%	427	2,102	125%	933

Net income	$—	-100%	$427	$2,102	125%	$933

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of September 30, 2005 by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that material information, relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the SEC, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting
There have been no significant changes in FPIC’s internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the third quarter of 2005 and that have materially affected, or are reasonably likely to materially affect, FPIC’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. -- None

Item 3. Defaults Upon Senior Securities. - None

Item 4.  Submission of Matters to a Vote of Security Holders. -- None

Item 5. Other Information.
There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Item 6.  Exhibits.
10(kkkk)*	Form of Indemnity Agreement dated July 15, 2005 between the Registrant and Russell W. Park, III.
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kim D. Thorpe, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

November 7, 2005
FPIC Insurance Group, Inc.

	By:	/s/ Kim D. Thorpe
Kim D. Thorpe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Financial Position
As of September 30, 2005 and December 31, 2004
(unaudited)
(in thousands, except common share data)

	Sept 30, 2005	Dec 31, 2004
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$619,437	548,543
Short term investments	48,353	—
Other invested assets	6,906	7,175
Total investments	674,696	555,718

Cash and cash equivalents	83,064	128,250
Premiums receivable, net (Note 8)	104,586	94,282
Reinsurance recoverable on paid losses (Note 8)	11,750	19,140
Due from reinsurers on unpaid losses and advance premiums (Note 8)	292,653	333,419
Ceded unearned premiums (Note 8)	16,032	28,147
Deferred policy acquisition costs (Note 8)	14,123	11,280
Other assets (Note 8)	88,653	101,070
Total assets	$1,285,557	1,271,306

Liabilities and Shareholders' Equity
Policy Liabilities and Accruals:
Losses and loss adjustment expenses (Note 8)	$633,924	635,118
Unearned premiums (Note 8)	204,591	177,003
Reinsurance payable (Note 8)	112,129	134,639
Paid in advance and unprocessed premiums	7,013	13,698
Total policy liabilities and accruals	957,657	960,458

Long term debt	46,083	46,083
Other liabilities (Note 8)	39,367	47,514
Total liabilities	1,043,107	1,054,055

Commitments and contingencies (Note 6)

Minority interest	3	131

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,372,326 and 10,069,532 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,037	1,007
Additional paid-in capital	54,465	47,871
Unearned compensation	(1,919)	—
Retained earnings	191,595	165,880
Accumulated other comprehensive (loss) income, net	(2,731)	2,362
Total shareholders' equity	242,447	217,120
Total liabilities and shareholders' equity	$1,285,557	1,271,306

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(unaudited)
(in thousands, except per common share data)

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Revenues
Net premiums earned (Note 8)	$57,981	38,873	162,058	105,552
Insurance management fees (Note 8)	10,642	10,389	31,209	27,881
Net investment income	6,290	5,032	18,312	15,218
Commission income	432	1,932	1,546	5,275
Net realized investment (losses) gains (Note 2)	(139)	(110)	(179)	3,363
Other income	209	302	571	664
Total revenues	75,415	56,418	213,517	157,953

Expenses
Net losses and loss adjustment expenses (Note 8)	42,014	32,801	121,540	89,434
Other underwriting expenses (Note 8)	10,074	2,676	25,680	6,894
Insurance management expenses	8,225	7,039	23,361	21,811
Interest expense on debt	898	656	2,494	1,852
Other expenses (Note 8)	1,712	2,038	5,420	5,674
Total expenses	62,923	45,210	178,495	125,665

Income from continuing operations before income taxes and minority interest	12,492	11,208	35,022	32,288
Less: Income tax expense	3,958	4,080	11,537	11,923
Income from continuing operations before minority interest	8,534	7,128	23,485	20,365
Less: Minority interest	(56)	26	(128)	303
Income from continuing operations	8,590	7,102	23,613	20,062

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	427	369	933
Gain on disposal of discontinued operations (net of income taxes)	—	—	1,733	—
Discontinued operations	—	427	2,102	933

Net income	$8,590	7,529	25,715	20,995

Basic earnings per common share:
Income from continuing operations	$0.84	0.71	2.31	2.02
Discontinued operations	—	0.04	0.21	0.09
Basic earnings per common share	$0.84	0.75	2.52	2.11

Diluted earnings per common share:
Income from continuing operations	$0.80	0.68	2.20	1.91
Discontinued operations	—	0.04	0.20	0.09
Diluted earnings per common share	$0.80	0.72	2.40	2.00

Basic weighted average common shares outstanding	10,278	10,003	10,194	9,954

Diluted weighted average common shares outstanding	10,783	10,522	10,704	10,502

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2005 and 2004
(unaudited)
(in thousands, expect common share data)

						Accumulated
						Other
	Shares of		Additional			Comprehensive
	Common	Common	Paid-in	Unearned	Retained	(Loss) Income,
	Stock	Stock	Capital	Compensation	Earnings	Net	Total
Balances at December 31, 2004	10,069,532	$1,007	47,871	—	165,880	2,362	217,120

Net income	—	—	—	—	25,715	—	25,715
Minimum pension liability adjustment, net	—	—	—	—	—	392	392
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(5,484)	(5,484)
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(1)	(1)
Comprehensive income							20,622

Unearned compensation	—	8	2,341	(1,919)	—	—	430
Issuance of shares	302,794	22	3,425	—	—	—	3,447
Income tax reductions relating to exercise of stock options	—	—	828	—	—	—	828
Balances at September 30, 2005	10,372,326	$1,037	54,465	(1,919)	191,595	(2,731)	242,447

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income, Net	Total
Balances at December 31, 2003	9,770,843	$977	43,705	—	137,699	4,276	186,657

Net income	—	—	—	—	20,995	—	20,995
Minimum pension liability adjustment, net	—	—	—	—	—	(392)	(392)
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(336)	(336)
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(311)	(311)
Comprehensive income							19,956

Issuance of shares	251,191	25	2,563	—	—	—	2,588
Income tax reductions relating to exercise of stock options	—	—	108	—	—	—	108
Balances at September 30, 2004	10,022,034	$1,002	46,376	—	158,694	3,237	209,309

See accompanying notes to the condensed consolidated financial statements.

FPIC Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(unaudited)
(in thousands)

	Nine Months Ended
	Sept 30, 2005	Sept 30, 2004
Net Cash Provided by Operating Activities	$81,319	34,101

Cash Flows from Investing Activities:
Proceeds from maturities and sale of fixed maturities available for sale	300,406	400,259
Purchase of fixed maturities available for sale	(383,148)	(419,246)
Proceeds from sale of other invested assets	434	2,601
Proceeds from sale of real estate investments	—	42
Purchase of real estate investments	(220)	(4)
Proceeds from maturities and sale of short-term investments	12,300	—
Purchase of short-term investments	(60,713)	—
Proceeds from disposition of subsidiary	3,928	—
Proceeds from sale of property and equipment	2	—
Purchase of property and equipment	(2,941)	(2,567)
Net cash used in investing activities	(129,952)	(18,915)

Cash Flows from Financing Activities:
Issuance of common stock	3,447	2,588
Net cash provided by financing activities	3,447	2,588

Net (decrease) increase in cash and cash equivalents	(45,186)	17,774
Cash and cash equivalents at beginning of period	128,250	85,064
Cash and cash equivalents at end of period	$83,064	102,838

Supplemental Disclosure of Cash Flow Information:
Interest paid on debt	$2,386	1,841
Federal income taxes paid	$6,200	8,100
Federal income tax refunds received	$74	—

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

Stock-Based Compensation
FPIC has elected to adopt Statement of Financial Accounting Standards No. (“FAS”) 123, “Accounting for Stock-Based Compensation,” on a disclosure basis only and measure stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” using intrinsic values with appropriate disclosures under the fair value based method as required by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

Had compensation cost for FPIC’s stock option plans been determined based on the fair value method set forth in FAS 123, FPIC’s net income and basic and diluted earnings per common share would have been impacted as follows:

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Pro Forma Net Income:
Net income, as reported	$8,590	7,529	25,715	20,995
Stock-based compensation expense included in net income, net of income taxes	129	—	264	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(411)	(318)	(1,171)	(914)
Pro forma net income	$8,308	7,211	24,808	20,081

Basic Earnings Per Common Share:
Net income, as reported	$0.84	0.75	2.52	2.11
Stock-based compensation expense included in net income, net of income taxes	0.01	—	0.03	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.04)	(0.03)	(0.12)	(0.09)
Pro forma net income	$0.81	0.72	2.43	2.02

Diluted Earnings Per Common Share:
Net income, as reported	$0.80	0.72	2.40	2.00
Stock-based compensation expense included in net income, net of income taxes	0.01	—	0.03	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.04)	(0.03)	(0.11)	(0.09)
Pro forma net income	$0.77	0.69	2.32	1.91

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
	Nine Months Ended
	Sept 30, 2005	Sept 30, 2004
Proceeds from sales and maturities	$300,406	400,259
Gross realized gains on sales	$1,176	5,153
Gross realized losses on sales	$(1,355)	(3,127)

	As of
	Sept 30, 2005	Dec 31, 2004
Amortized cost of investments in fixed maturity securities available for sale	$624,232	544,296
Gross unrealized gains on fixed maturity securities available for sale	$3,102	7,362
Gross unrealized losses on fixed maturity securities available for sale	$(7,897)	(3,115)

Net realized investment gains on all investments for the nine months ended September 30, 2004 totaled $3,363. In addition to the gains and losses on sales of fixed maturity securities summarized in the table above, net realized investment gains for the nine months ended September 30, 2004 included gains of $4 on the sale of real estate and $2,120 on the sale of an investment in a limited partnership and losses of $787 resulting from the recognition of an other-than-temporary impairment of a private equity holding included in our other invested assets.

Short-term investments, which have an original maturity of one year or less, were $48,353 as of September 30, 2005 and are comprised mainly of investments in U.S. Treasury and corporate securities. These investments are reported at amortized cost, which approximates fair value.

3. Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred for the three and nine months ended September 30, 2005 and 2004 are presented in the table below.

	Three Months Ended				Nine Months Ended
	Sept 30, 2005		Sept 30, 2004		Sept 30, 2005		Sept 30, 2004
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed premiums	$78,937	67,055	77,179	76,929	230,235	202,647	252,884	237,676
Ceded premiums	(9,568)	(9,074)	(12,061)	(38,056)	(28,473)	(40,589)	(110,835)	(132,124)
Net premiums	$69,369	57,981	65,118	38,873	201,762	162,058	142,049	105,552

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Losses and LAE incurred	$48,447	55,689	143,934	181,974
Reinsurance recoverable	(6,433)	(22,888)	(22,394)	(92,540)
Net losses and LAE incurred	$42,014	32,801	121,540	89,434

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

Reference is made to Note 8, Related Party Transactions, to the condensed consolidated financial statements included in this quarterly report for the period ended September 30, 2005, and to Note 8, Reinsurance, and Note 18, Related Party Transactions, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, which include additional information regarding reinsurance involving related parties.

4. Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our two defined benefit plans, our excess benefit plan and our supplemental executive retirement plan for the nine months ended September 30, 2005 and 2004 are summarized in the table below on a consolidated basis.

	Nine Months Ended
	Sept 30, 2005	Sept 30, 2004
Service cost of benefits earned during the period	$1,683	1,602
Interest cost on projected benefit obligation	1,104	1,038
Expected return on plan assets	(816)	(694)
Recognized net actuarial loss	88	59
Net amortization and deferral	602	851
Net periodic pension cost	$2,661	2,856

FPIC and its subsidiaries have made contributions to their employee post-retirement plans of $4,019 during the nine months ended September 30, 2005. We currently anticipate contributing an additional $905 to our employee post-retirement plans during the remainder of 2005 for total contributions during 2005 of $4,924.

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

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Income from continuing operations	$8,590	7,102	23,613	20,062
Discontinued operations	—	427	2,102	933
Net income	$8,590	7,529	25,715	20,995

Basic Earnings per Common Share:
Income from continuing operations	$0.84	0.71	2.31	2.02
Discontinued operations	—	0.04	0.21	0.09
Basic earnings per common share	$0.84	0.75	2.52	2.11

Diluted Earnings per Common Share:
Income from continuing operations	$0.80	0.68	2.20	1.91
Discontinued operations	—	0.04	0.20	0.09
Diluted earnings per common share	$0.80	0.72	2.40	2.00

Basic weighted average shares outstanding	10,278	10,003	10,194	9,954
Common stock equivalents	505	519	510	548
Diluted weighted average shares outstanding	10,783	10,522	10,704	10,502

     Excluded from the calculations of diluted earnings per common share for the three months ended September 30, 2005 and 2004 were options outstanding of 60 and 169, respectively, to purchase shares of common stock, as they were antidilutive. Excluded from the calculations of diluted earnings per common share for the nine months ended September 30, 2005 and 2004 were options outstanding of 60 and 132, respectively, to purchase shares of common stock, as they were antidilutive.

6. Commitments and Contingencies
FPIC’s insurance subsidiaries from time to time become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. FPIC has evaluated such exposures as of September 30, 2005, and believes its positions and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. FPIC currently maintains insurance for such occurrences, which serves to limit exposure to such claims. In addition, multiple claims for extra-contractual obligations in a single year could result in potential exposures materially in excess of insurance coverage or in increased costs of insurance coverage.

FPIC may also become involved in legal actions not involving claims under its insurance policies from time to time. FPIC has evaluated such exposures as of September 30, 2005, and in all cases believes its position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

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

In addition to standard assessments, the Florida and Missouri Legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. FPIC would be assessed on the basis of premiums written in the state. No special assessments were made in 2004 or the first nine months of 2005. In addition, FPIC could be subject to additional assessments in the future as a result of losses caused by catastrophic events, such as a hurricane.

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

Management agreement between Administrators For The Professions (“AFP”) and Physicians’ Reciprocal Insurers (“PRI”), a major client

AFP has an exclusive 10-year management agreement with PRI with the current term ending December 31, 2008. During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. With regard to profit sharing amounts already earned and collected, AFP has agreed pursuant to the amendment, to consider the years 1999, 2000 and 2001 open for re-determination and possible adjustment for a period of five years each, expiring 2004, 2005 and 2006, respectively. Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. There have been no adjustments to date. AFP had previously earned and collected profit sharing amounts under the original agreement totaling $3,548 for the three years ended December 31, 2001. In accordance with the amended agreement, AFP also agreed to pay 6% annual interest on the 10% profit share amounts previously earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, under the management agreement, AFP is reimbursed for 50% of the costs associated with the risk management department it maintains for PRI insureds. The management agreement and amendment were reviewed and approved by the New York State Insurance Department.

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

Selected financial information by segment is summarized in the tables below.

	Three Months Ended Sept 30, 2005
	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$64,234	11,312	—	75,546	(131)	75,415
Interest expense on debt	$898	—	—	898	—	898
Income tax expense	$2,767	1,191	—	3,958	—	3,958
Income from continuing operations	$6,675	1,915	—	8,590	—	8,590
Discontinued operations	$—	—	—	—	—	—
Net income	$6,675	1,915	—	8,590	—	8,590

	Three Months Ended Sept 30, 2004
	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$44,030	13,300	—	57,330	(912)	56,418
Interest expense on debt	$656	—	—	656	—	656
Income tax expense	$1,539	2,541	—	4,080	—	4,080
Income from continuing operations	$3,545	3,641	—	7,186	(84)	7,102
Discontinued operations	$—	—	343	343	84	427
Net income	$3,545	3,641	343	7,529	—	7,529

	Nine Months Ended Sept 30, 2005
	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$180,572	33,437	—	214,009	(492)	213,517
Interest expense on debt	$2,494	—	—	2,494	—	2,494
Income tax expense	$7,325	4,212	—	11,537	—	11,537
Income from continuing operations	$17,816	5,899	—	23,715	(102)	23,613
Discontinued operations	$—	—	2,000	2,000	102	2,102
Net income	$17,816	5,899	2,000	25,715	—	25,715

	Nine Months Ended Sept 30, 2004
	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Total revenues	$124,769	36,110	—	160,879	(2,926)	157,953
Interest expense on debt	$1,852	—	—	1,852	—	1,852
Income tax expense	$6,220	5,703	—	11,923	—	11,923
Income from continuing operations	$12,180	8,133	—	20,313	(251)	20,062
Discontinued operations	$—	—	682	682	251	933
Net income	$12,180	8,133	682	20,995	—	20,995

	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Identifiable assets as of September 30, 2005	$1,248,313	39,263	—	1,287,576	(2,019)	1,285,557
Identifiable assets as of December 31, 2004	$1,225,761	44,520	5,354	1,275,635	(4,329)	1,271,306

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

8. Related Party Transactions
Following are summaries of the related party transactions of FPIC and its consolidated subsidiaries included in the condensed consolidated statements of financial position as of September 30, 2005 and December 31, 2004, and the condensed consolidated statements of income for the three months and nine months ended September 30, 2005 and 2004. Credit balances are presented parenthetically. Refer to Note 3, Reinsurance, for information regarding the commutation of the quota share reinsurance agreement with APAL.

Reference is made to Note 18, Related Party Transactions, to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K, which includes additional information regarding our related party transactions.

	As of
	Sept 30, 2005	Dec 31, 2004
Statements of Financial Position:
Premiums receivable	$7,206	5,374
Reinsurance recoverable on paid losses	$—	2,663
Reinsurance recoverable on unpaid losses and advance premiums	$—	10,538
Reinsurance recoverable on unpaid losses and advance premiums, fronting arrangements (1)	$34,162	72,224
Ceded unearned premiums, fronting arrangements (2)	$—	2,550
Deferred policy acquisition costs	$3,184	3,002
Other assets	$3,115	7,882
Liability for losses and LAE	$(20,918)	(25,292)
Unearned premiums	$(50,228)	(46,575)
Reinsurance payable	$—	(248)
Reinsurance payable, fronting arrangements	$—	(4,372)
Other liabilities	$(7,345)	(7,793)

(1)	Corresponding direct liabilities for losses and LAE to unrelated parties under fronting arrangements were ($34,606) and ($73,122) as of September 30, 2005 and December 31, 2004, respectively.
(2)	Corresponding direct unearned premiums from unrelated parties under fronting arrangements were ($2,550) as of December 31, 2004.

FPIC Insurance Group, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except as noted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Statements of Income:
Net premiums earned	$(396)	(281)	(1,308)	(3,028)
Net premiums earned, fronting arrangements (1)	$157	8,241	3,317	30,469
Insurance management fees	$(10,832)	(10,389)	(31,399)	(27,881)
Commission income	$10	(1,176)	(353)	(1,158)
Net losses and LAE	$257	134	475	647
Net losses and LAE, fronting arrangements (2)	$(157)	(1,871)	(2,212)	(21,696)
Other underwriting expenses	$(41)	(115)	(170)	473
Other underwriting expenses, fronting arrangements	$(44)	(1,358)	(396)	(4,598)
Other expenses	$28	53	84	160

(1)
Corresponding direct premiums earned from unrelated parties under fronting arrangements were ($162) and ($8,241) for the three months ended September 30, 2005 and 2004, respectively, and ($3,323) and ($30,464) for the nine months ended September 30, 2005 and 2004, respectively.

(2)
Corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $162 and $1,875 for the three months ended September 30, 2005 and 2004, respectively, and $2,218 and $21,752 for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Revenues
Claims administration and management fees	$—	3,421	4,646	10,717
Net investment gain (loss)	—	7	(3)	6
Commission income	—	809	506	1,608
Total revenues	—	4,237	5,149	12,331

Expenses
Claims administration and management expenses	—	3,590	4,606	10,957
Total expenses	—	3,590	4,606	10,957

Income from discontinued operations before income taxes	—	647	543	1,374
Less: Income tax expense	—	220	174	441
Income from discontinued operations	—	427	369	933
Gain on disposal of discontinued operations (net of income taxes)	—	—	1,733	—
Discontinued operations	$—	427	2,102	933

	As of	As of
	Sept 30, 2005	Dec 31, 2004
Assets
Cash and cash equivalents	$—	1,875
Deferred tax assets	—	1,365
Other assets	—	2,114
Total assets	$—	5,354

Liabilities
Other liabilities	$—	1,661
Total liabilities	$—	1,661