Form 10-K
period 2005-12-31
FPIC INSURANCE GROUP INC
filed 2006-03-16
CIK 1010247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________.

Commission file number 1-11983

FPIC Insurance Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State Jurisdiction of Incorporation)	(IRS Employer Identification No.)

225 Water Street, Suite 1400 Jacksonville, Florida 32202 (904) 354-2482 www.fpic.com

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.10 par value

—	Indicate by check mark if the Registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
—	Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
—
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

—
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

—
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐     Accelerated Filer ☑      Non-accelerated Filer ☐

—	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
—
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005 was $296,964,901.

—	As of March 3, 2006, there were 10,386,205 shares of the Registrant’s Common Stock, $.10 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

FPIC Insurance Group, Inc.
2005 Annual Report on Form 10-K

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Cautionary Statement Regarding Forward-Looking Statements

    This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than that imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document.

Part I

Item 1.	Business
Overview
FPIC Insurance Group, Inc. (“FPIC”) was formed in 1996 in a reorganization of First Professionals Insurance Company, Inc. (“First Professionals,” formerly named Florida Physicians Insurance Company, Inc.) and McCreary Corporation (“McCreary”). Under the reorganization plan, First Professionals’ shareholders became the shareholders of FPIC and received five shares of FPIC common stock for each share of their First Professionals’ common stock. McCreary also became a subsidiary of FPIC. Effective January 1, 2002, McCreary was merged into its subsidiary, Employers Mutual, Inc. (“EMI”), with EMI continuing as the surviving entity. Effective June 2, 2005, EMI was sold to a private investor.

Through our insurance and insurance management segments, we operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as both an insurance carrier, which bears underwriting risks, and as an insurance management company, which earns fees for its services. Operating under these two separate and distinct business models allows us to participate selectively in diverse opportunities in the complex MPL insurance sector. We believe that this approach is well suited to meet our financial objectives. Our former third party administration (“TPA”) segment provided administrative and claims management services to employers, primarily in Florida, that maintained group accident and health, workers’ compensation, liability and property self insurance plans. Our TPA segment was discontinued in 2005 in connection with the sale of EMI as discussed above.

Our primary insurance products provide protection for physicians, dentists and other health care providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for professional corporations under which physicians or dentists practice. Our management products include insurance management services for the reciprocal insurance companies we manage, such as marketing, underwriting and claims administration. We also provide reinsurance brokerage services for the reciprocal companies we manage and our insurance subsidiaries.

1: Form 10-K

We believe that we are the fourth largest provider of MPL insurance and insurance management services in the United States, with $575 million of direct premiums written or under management for the year ended December 31, 2004, based on data published by A.M. Best Company (“A.M. Best”). We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence and resources. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida, and we manage the second largest provider of MPL insurance in New York. Based on 2004 premium data published by A.M. Best, New York is the largest market for MPL insurance in the United States, and Florida is the third largest market.

At December 31, 2005, we employed 472 people. None of our employees are covered by a collective bargaining agreement. We believe our relationships with our employees are very important. We also believe that the significant number of long-term employees we have is indicative of good employee relations.

The following tables provide, in thousands, revenues, income from continuing operations and assets for each of our segments for the respective years shown:

	Revenues by Segment for the years ended December 31,
	2005	% of Total	2004	% of Total	2003	% of Total
Insurance	$250,760	85.1%	175,093	79.4%	153,231	82.7%
Insurance management	44,564	15.1%	48,530	22.0%	36,604	19.8%
Intersegment eliminations	(567)	-0.2%	(3,200)	-1.4%	(4,600)	-2.5%
Consolidated revenues	$294,757	100.0%	220,423	100.0%	185,235	100.0%

	Income from Continuing Operations by Segment for the years ended December 31,
	2005	% of Total	2004	% of Total	2003	% of Total
Insurance	$25,227	76.6%	16,272	60.7%	6,803	44.4%
Insurance management	7,795	23.7%	10,870	40.6%	8,839	57.6%
Intersegment eliminations	(102)	-0.3%	(336)	-1.3%	(309)	-2.0%
Consolidated income from continuing operations	$32,920	100.0%	26,806	100.0%	15,333	100.0%

	Assets by Segment as of December 31,
	2005	% of Total	2004	% of Total	2003	% of Total
Insurance	$1,270,270	97.1%	1,225,776	96.4%	1,139,279	96.3%
Insurance management	40,380	3.1%	44,520	3.5%	39,634	3.4%
Third party administration	—	0.0%	5,354	0.4%	5,995	0.5%
Intersegment eliminations	(2,109)	-0.2%	(4,329)	-0.3%	(2,152)	-0.2%
Consolidated assets	$1,308,541	100.0%	1,271,321	100.0%	1,182,756	100.0%

Additional Information with Respect to Our Business
We will provide our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after electronically filing such materials with or furnishing them to, the Securities and Exchange Commission (“SEC”). Such materials will be provided without charge through our Internet website at www.fpic.com. We also make available free of charge on our website our annual report to shareholders, code of ethics and certain committee charters. Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC.

Form 10-K:2

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Our Business Strategy
    Our business strategy is designed to provide long-term value for our shareholders, while providing our clients with competitive products and responsive service. Over the ten years ended December 31, 2005, we, and our predecessor company, on average, have achieved a return on average equity (excluding the cumulative effects of changes in accounting principles) of 11%, with a high of 15% in 1997 and 2005, and a low of 0.4% in 2000. Our primary objective is to maintain a financially strong, stable and consistently profitable organization by adhering to the following principles:

    A focus on selected markets where we have extensive knowledge and expertise. We target selected market areas within our insurance and insurance management segments where we can establish a meaningful presence and leverage local market knowledge and experience. MPL insurance markets vary substantially on a state-by-state basis, with each state having its own unique regulatory, legislative, judicial and competitive environment. We believe our understanding of our target markets provides us with significant competitive advantages in terms of underwriting, pricing, claims management and policyholder service. In addition, our focus on selected markets has allowed us to achieve strong positions in those markets, providing benefits in terms of brand recognition, resources and efficiencies. We believe that the ability to manage our business effectively and compete within the unique environment of each state is critical to our success.

Recruit and retain experienced management. We have an experienced management team with diverse expertise in insurance, accounting, finance and legal disciplines. Our management team has an average of more than 20 years of experience in the insurance industry and professions serving the insurance industry. We establish performance expectations and measure performance of our management team consistent with a strategy for creating shareholder value.

Pursue disciplined growth. We believe that pursuing disciplined growth and expansion into new markets is critical to sustained profitability over the long term. We systematically explore strategies for disciplined growth by our insurance and insurance management segments in the MPL insurance market on a continuous basis. We believe that additional growth opportunities exist in our core markets, and that our market positions will allow us to continue to compete for quality business. We also employ a systematic process to evaluate new markets based on a number of strategic considerations. Market conditions in our largest market, Florida, have stabilized in terms of pricing. We refer to this phase of the market cycle as the “mature phase” of the hard market conditions experienced over the past few years. This phase is characterized by, among other things, pricing stability and a diminished desire of physicians to move their coverage to another insurer. Therefore, growth in Florida may reasonably be expected to be more modest than in recent years. Our insurance management segment will continue its focus on capitalizing on growth in the physician and institutional markets in New York and Pennsylvania, when such growth is deemed prudent.

Maintain our financial strength. We are committed to maintaining the strength and liquidity of our balance sheet by prudently managing our financial and operating leverage, conservatively investing our assets, stringently maintaining adequate reserves and capital and pursuing growth in a disciplined way. In addition, we have a strong focus on measuring the key areas of our business and utilize enhanced financial and actuarial systems for the purpose of evaluating and controlling our business.

Maintain disciplined underwriting and pricing. In our insurance segment, we maintain a disciplined focus on selecting appropriate risks and pricing those risks in order to achieve our financial objectives, and we individually underwrite all of our insureds. We believe that our extensive market knowledge provides us with a competitive advantage in establishing appropriate pricing and risk selection. We underwrite and price risks based on a wide range of factors, with a particular focus on the professional’s training, medical specialty, claims history and county or other geographic region of practice. Within our chosen markets, we do not manage our business to achieve specified market share goals. Rather, we seek to maximize our profitability by competing for quality business based on factors other than price alone.

3: Form 10-K

Aggressively manage loss costs through effective claims handling and risk management programs. In addition to prudent risk selection, we manage our loss costs through effective claims handling. We seek to minimize our incidence of claims by offering our insureds risk management programs that are designed to assist them in successfully managing their individual risk factors. Once claims are made, we seek to aggressively defend non-meritorious claims and expeditiously settle meritorious claims in order to lower our overall loss costs. As a result of this strategy, we settle fewer cases and take more cases to court. Our claims management philosophy includes a focus on reducing the number of claims settled with an indemnity payment and the employment of personnel with significant MPL claims experience and training. We also utilize a select network of defense attorneys to assist us in executing our claims management philosophy.

Industry Overview
The medical malpractice insurance market in the United States totaled $11.4 billion in direct premiums written for the year ended December 31, 2004. This represents an increase of 12% over the prior year according to the most recent data published by A.M. Best. The financial performance of the property and casualty insurance industry, and of the MPL insurance sector, has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing, underwriting terms and conditions (a soft insurance market) followed by periods of capacity shortage and lesser competition (a hard insurance market).

We operated under soft market conditions during the latter part of the 1990s. Beginning in 2000, the MPL insurance sector began reporting higher loss costs on coverage written in prior years than had initially been established in loss reserves. These increased loss costs, in certain cases, led to reduced capital to support current and future business and to downgrades in the financial strength ratings of a number of companies in the industry. As a result, the market has seen significant withdrawal of capacity, including the departure of a number of firms that were market leaders at the time of their withdrawal. Many of the firms remaining in the market have responded by significantly raising premium rates, reducing or eliminating discounts and tightening underwriting terms and conditions.

Prices for MPL insurance across the country have increased significantly since the onset of the hardening market. Medical professionals have responded to the hard market conditions, in some cases, by practicing without coverage, seeking to join with other practitioners to form self-insured groups or purchasing lower limits of coverage. For 2005, we believe rate increases have moderated in the markets for our insurance products.

Insurance Ratings
Insurance-specific ratings represent the opinion of rating agencies about the financial strength of a company and its capacity to meet its insurance obligations. These ratings are based on factors most relevant to policyholders, agents and intermediaries and are not specifically directed toward the protection of investors. They are not recommendations to buy, sell or hold a company’s securities. The significance of individual agencies and their ratings vary among different users. They can be significant to investors and lenders, among other factors, as an indication of a company’s suitability for investment or creditworthiness. A.M. Best is our primary rating organization and is the only insurance rating agency that we have engaged to provide a rating on an interactive basis. Other organizations that rate us develop their ratings independently using publicly available data and without consulting with us. These ratings are generally consumer-oriented and involuntary on the part of the company being rated.

An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. In addition, certain independent agents and brokers may establish a minimum A.M. Best rating for participation in a potential market. The significance of the A.M. Best rating to a given company varies depending upon the products involved, the customers and agents and competition and market conditions. In addition, the significance of the A.M. Best rating may vary from state to state. Our insurance subsidiaries have a group rating from A.M. Best of “B++” (Very Good) with a stable outlook, which is within the secure range of available ratings and represents the fifth highest of sixteen rating levels.

Form 10-K:4

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Insurance Regulation
Each of the insurance subsidiaries we own or manage is regulated at the state level. The state insurance departments of Florida and Missouri, where our insurance subsidiaries are domiciled, and New York and Pennsylvania, where the insurance companies we manage are domiciled, are the primary regulators. Our insurance subsidiaries are also subject to regulations in other states where they do business. State insurance laws also regulate us as an insurance holding company. Our owned and managed insurance companies are required to register and furnish information about operations, management and financial condition to the Florida, Missouri, New York and other insurance departments. The insurance departments periodically perform financial and market conduct examinations of the insurance companies and also require disclosure or approval of material transactions, such as dividends, above certain levels, from our insurance subsidiaries to the holding company. All transactions within the holding company structure involving our insurance subsidiaries must also be fair and reasonable.

    Except as described below, Florida insurance laws do not allow any person to acquire, directly or indirectly, five percent or more of the voting securities of an insurance company without the prior written approval of the Florida insurance department. Any purchaser of five percent or more of our common stock is presumed to have acquired a similar level of control of our insurance subsidiaries. Instead of obtaining prior approval, a purchaser of more than five percent, but not more than ten percent, of an insurance company may file a disclaimer of affiliation and control with the Florida insurance department. Similar laws exist in Missouri, except that the approval threshold is ten percent or more of a company’s voting securities.

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

Insurance companies are required to file detailed annual reports in each state in which they do business. The financial statements contained in these reports are prepared using regulatory accounting principles, or statutory-basis financial statements, as they are referred to in the insurance industry. Statutory accounting principles represent a comprehensive basis of accounting that is different from accounting principles generally accepted in the United States of America ("GAAP"), and so the accounting practices used by the insurance subsidiaries in their regulatory financial statements are different in certain material respects from the accounting policies used in preparing the consolidated financial statements included in this Form 10-K.

The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (the “NAIC Codification”). The NAIC Codification became applicable to all statutory-basis financial statements issued after January 1, 2001. While the NAIC Codification represents the official guidance on the statutory basis of accounting, the individual states and insurance departments continue to have the discretion to modify this guidance or establish their own statutory accounting principles for insurance companies.

Insurance companies are also subject to assessments by state financial guaranty associations. The primary purpose of these guaranty associations is to fund the unpaid claims and policyholder benefits of insolvent insurers. Generally, these associations assess member insurers on the basis of written premiums in their states. Medical malpractice policies are exempt from assessment by the Florida Hurricane Catastrophe Fund through May 31, 2007.

5: Form 10-K

    Tort Reform
Some of the states in which we operate, notably Florida, Georgia and Missouri, have passed tort reform as discussed below. In general, we believe that these reforms may provide an additional level of stability, but their direct effect on our business is difficult to assess. As with most new tort reforms, we expect some or all of them to be challenged in court in the coming years and since we cannot predict with any certainty how appellate courts will rule on these laws we do not take them into account in our rate-making assumptions, except in Florida where such credit is required by law.

During 2003, the State of Florida enacted legislation specifically directed at MPL insurance reforms. The more significant aspects of this legislation included a $500,000 cap on non-economic damages, subject to certain circumstances, and reforms to bad faith statutes with respect to MPL insurance claims. The legislation also contained a requirement that insurers freeze their rates as of July 1, 2003, and file new rates or re-file those rates for formal approval. In addition, the legislation called for the State of Florida to engage an outside actuarial consultant to estimate the benefits to be derived from the legislative reforms and a presumed factor for such benefit to be included in the rate filings to be made by the companies. That presumed factor was a net reduction of approximately 7.8%, of which the consultant attributed 5.3% to the cap on non-economic damages and 2.5% to bad faith reforms.

    In response to the reforms passed in 2003 in our largest market, Florida, three constitutional amendments were added to the ballot in 2004, and all were ultimately passed. The first amendment, Amendment 3, places limits on fees plaintiffs’ attorneys may collect in medical liability cases and could result in fewer malpractice claims being filed.  During December 2005, the Florida Supreme Court ordered the Florida Bar to draft a rule that establishes a procedure whereby a medical liability claimant may waive his or her right to a constitutionally mandated lower contingency fee. A proposed rule was subsequently approved by the Florida Bar’s Board of Governors, during February 2006, that creates an affirmative obligation on the part of an attorney contemplating a contingency fee contract to notify a potential client with a medical liability claim of the limitations provided in that constitutional provision. The rule allows the potential client to waive that right provided that the waiver is in writing and under oath using the form approved by the Florida Bar. The second amendment, Amendment 7, gives the public greater rights to view previously confidential state complaints filed against doctors and institutions, incident reports filed after medical errors, and documents from error reviews performed by hospitals. Opponents of the amendment argued that it could have a detrimental effect on peer review activities. The third amendment, Amendment 8, would take away the license of any physician who has three malpractice judgments or adverse findings, or “strikes,” by a licensing review organization. Fearing a “strike,” a physician could be pressed to demand settlements in malpractice cases, which could generate more lawsuits and drive up costs. One or more of these amendments may be challenged in court or subject to further legislative interpretation. We are unable to predict how such actions would ultimately be decided or how they would affect our business, if they occurred.

During the 2005 legislative session, the Florida legislature passed bills addressing Amendments 7 and 8. The bill for Amendment 7 specifies that the amendment only applies to records created, incidents occurring or actions arising after November 2, 2004 and only applies to records created within four years of the request. The bill states that only a patient of the health care facility or provider may request records, and only records of the patient pertaining to the same or substantially similar condition, treatment or diagnosis may be obtained. The bill reiterates that Florida laws regarding peer review immunity and laws protecting those records against introduction in a civil proceeding are still in effect.

The bill for Amendment 8 clarified that the amendment cannot be applied retroactively and only incidents that occur after November 2, 2004 can be considered a “strike.” The bill requires a standard of “clear and convincing” evidence, which is a much higher legal standard than that used in a civil case, which is a preponderance of the evidence or “more likely than not,” standard. Since the civil courts do not decide on a “clear and convincing” standard, the Florida Board of Medicine will determine if a “strike” has occurred. A single incident cannot count as more than one “strike,” regardless of the number of claimants or allegations of negligence. Settlements in disciplinary cases and in civil cases cannot be considered a “strike.”

Form 10-K:6

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

    During February 2005, Georgia passed a comprehensive tort reform bill that became effective immediately upon passage. The features of the bill that will most impact our business within the state are a $350,000 cap on non-economic damages for all claimants seeking damages for injury or death of a single patient regardless of the number of physician defendants, the elimination of joint and several liability, and higher standards to qualify as an expert in a medical malpractice case. The law also requires a clear and convincing evidence standard and a gross negligence burden of proof in cases involving emergency care, surgical care or obstetrical care, and a prohibition on venue shopping. Recent court decisions in Georgia have declared the prohibition on venue shopping to be unconstitutional.

During March 2005, Missouri passed a comprehensive tort reform bill that became effective on August 28, 2005. The features of the bill that will most impact our business within the state are a $350,000 cap for non-economic damages for all plaintiffs regardless of the number of defendants, the elimination of venue shopping and the elimination of joint and several liability for defendants found to be less than 51% at fault.

Business Segments
Additional information concerning our segments can also be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data, Note 3, Segment Information.

Insurance
Our insurance segment provides MPL insurance products and related risk management services for physicians, dentists, and other health care providers in Florida and selected other states through our insurance subsidiaries. These subsidiaries issue policies, bear the associated risks and earn income on the related investment assets. Through this segment, we are the leading carrier for MPL insurance in Florida. The holding company and the following subsidiaries are included in the insurance segment:

•	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
•	FPIC Insurance Agency, Inc. (“FPIC Agency”), a wholly owned subsidiary of FPIC
•	First Professionals, a wholly owned subsidiary of FPIC
•	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
•	Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
•	Interlex Insurance Company (“Interlex”), a wholly owned subsidiary of Intermed
•	Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	Trout Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	FPIC Services, Inc., a wholly owned subsidiary of FPIC

At December 31, 2005, our insurance subsidiaries insured 14,055 MPL policyholders. Our primary focus is on individual professionals, whether or not they practice individually or as a member of a group. Our insurance segment does not underwrite hospitals, nursing homes or other large health care institutions.

Our MPL insurance line comprised 99% of our direct and assumed premiums written for the year ended December 31, 2005, and workers’ compensation, a non-core line written on a fronted basis, represented the remaining 1%. Effective June 30, 2004, all of our fronting programs were terminated and are now in run off. Our Florida market generated 81% of our direct and assumed premiums written for the year ended December 31, 2005.

7: Form 10-K

The following table summarizes, in thousands, our direct and assumed premiums written, subdivided by state.

	For the years ended December 31,
	2005	% of Total	2004	% of Total	2003	% of Total
Florida	$234,024	81.0%	231,112	73.9%	210,155	61.7%
Georgia	14,281	4.9%	12,326	3.9%	13,049	3.8%
Missouri	10,230	3.5%	13,179	4.2%	24,701	7.2%
Arkansas	8,969	3.1%	8,360	2.7%	7,632	2.2%
New York	5,894	2.0%	9,187	2.9%	15,423	4.5%
Texas	5,147	1.8%	5,466	1.7%	8,323	2.4%
Tennessee	2,656	0.9%	14,869	4.8%	25,791	7.6%
All other	7,821	2.8%	18,229	5.9%	35,667	10.6%
All states	$289,022	100.0%	312,728	100.0%	340,741	100.0%

    Our insurance subsidiaries reinsure portions of their business. Although reinsurance does not legally discharge our insurance subsidiaries from their obligations to policyholders as the primary insurer, it does make the reinsurer liable to us to the extent of the risks ceded. The placement of reinsurance with a number of individual companies and syndicates mitigates the concentration of credit risks under our excess of loss reinsurance programs. We monitor the financial condition and creditworthiness of our reinsurers periodically and use reinsurance brokers and intermediaries to assist in the process of the placement of our reinsurance. Most of our reinsurers are rated A- or better by A.M. Best. Reinsurers that are not authorized or accredited are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to secure their respective balances due. The following table summarizes, in thousands, our ceded reinsurance premiums written, by program.

	For the years ended December 31,
	2005	2004	2003
Excess of loss reinsurance	$(29,135)	(39,614)	(54,490)
Net account quota share reinsurance	(660)	(50,357)	(84,255)
Fronitng and other programs	(7,413)	(30,225)	(56,862)
Total ceded premiums written	$(37,208)	(120,196)	(197,607)

    Net premiums written are direct and assumed premiums net of reinsurance ceded. The following table summarizes, in thousands, our net premiums written, subdivided by state, and presents the insurance business and underwriting risks we retain for our own account after reinsurance ceded to others.

	For the years ended December 31,
	2005	% of Total	2004	% of Total	2003	% of Total
Florida	$208,947	83.0%	150,184	78.0%	91,570	64.0%
Georgia	12,086	4.8%	7,957	4.1%	5,585	3.9%
Missouri	7,933	3.2%	10,050	5.2%	17,014	11.9%
Arkansas	7,749	3.1%	6,353	3.3%	2,786	1.9%
New York	5,894	2.3%	9,187	4.8%	15,423	10.8%
Texas	4,264	1.7%	4,285	2.2%	4,653	3.3%
All other	4,941	1.9%	4,516	2.4%	6,103	4.2%
All states	$251,814	100.0%	192,532	100.0%	143,134	100.0%

Form 10-K:8

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Our insurance segment’s net premiums written have grown significantly over the last few years because of significant increases in our premium rates and policyholder growth resulting from withdrawn market capacity. In 2002, we entered into a net account quota share reinsurance agreement under which we ceded a significant portion of our premiums to reinsurers to support our growth. Effective July 1, 2004, we eliminated further cessions under this agreement, thereby allowing us to retain business for our own account that would otherwise have been ceded. We have derived significant benefits from eliminating our utilization of this reinsurance, including the organic growth that has resulted from retaining more of the revenues and earnings generated by the insurance policies we underwrite. Furthermore, growth in our premiums earned has been attributable to growth in our Florida book of business, including higher effective rates. Beginning in 2000 and through the end of 2005, we increased our effective rates for Florida physicians by a cumulative 140% at our largest insurance subsidiary. Nevertheless, demand for our products in Florida reached historically high levels during this period, and this high demand continued in 2005. We market our coverage primarily through an established network of independent agents who have specialized knowledge in our markets and many of whom have long-standing relationships with us.

    Our principal insurance subsidiary, First Professionals, was founded by Florida physicians, and we have served the Florida market for more than 29 years. In Florida, we are endorsed by the Florida Medical Association, the Florida Osteopathic Medical Association, the Florida Dental Association, 13 county medical societies, and 10 state specialty societies. These endorsements, however, do not require us to accept applicants who do not meet our underwriting criteria. Our years in the Florida market have enabled us to develop extensive resources in the state and an extensive understanding of the market, regulatory and judicial environments. We believe this market understanding provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.

In addition, we believe our physician-oriented culture and reputation for outstanding client service, among both agents and policyholders, has allowed us to attract and retain many of the preferred risks that we seek in the marketplace. We emphasize client service, physician advocacy, commitment to our markets, established relationships with organized medicine and aggressive claims defense, and we believe these emphases differentiate us from our competition. For the year ended December 31, 2005, our policyholder retention rate in Florida was 95%.

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

All of the policies we offer are on a claims-made basis, where only claims reported to us prior to the expiration of the policy period are covered. We believe our claims-made approach allows us to more accurately estimate our loss exposures and price our coverage than policies written on an occurrence basis, where losses may be reported for a number of years after a policy’s coverage period.

In our largest market, Florida, many physicians and other medical professionals have responded to increasing MPL insurance premiums by purchasing lower coverage limits. As a result, our purchased policy limits in Florida are on average lower than in many other markets. The following table shows the distribution of the policy limits of our insured Florida physicians at our insurance segment as of December 31, 2005 and 2004:

	As of December 31, 2005		As of December 31, 2004
	Policy Limits of		Policy Limits of
Residence of Policyholder	$250,000 per loss or less	$500,000 per loss or less	$250,000 per loss or less	$500,000 per loss or less
Florida	64%	81%	61%	79%

9: Form 10-K

We believe lower policy limits, among other things, contribute to reduced volatility in our loss severity relative to other companies and markets where higher insured limits are prevalent. A decrease in the policy limit distribution may result in an increase in exposure to extra-contractual obligations ("ECO") and claims in excess of policy limits (“XPL”).  Our primary excess of loss reinsurance program includes coverage for such claims and we do not believe that this increased exposure will have a material affect on our results.

Insurance Management
We started our insurance management segment in 1999 by acquiring Administrators For The Professions, Inc. (“AFP”) and an equity interest in Professional Medical Administrators, LLC (“PMA”). AFP provides management services as an attorney-in-fact for Physicians’ Reciprocal Insurers (“PRI”), a reciprocal insurer that is the second largest MPL insurance provider in New York. PMA is a managing general agent that provides program management services for PRI’s Pennsylvania program. In April 1999, AFP formed FPIC Intermediaries, Inc. (“FPIC Intermediaries”) to provide reinsurance brokerage services to our insurance segment and PRI. In July 2003, AFP formed Physicians Reciprocal Managers (“PRM”) to provide management services to Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”), an insurance exchange formed in 2003 that cedes 100% of its business to PRI through a reinsurance treaty. FPIC Intermediaries also provides reinsurance brokerage services to PaPRI to the extent necessary.

We do not own PRI or PaPRI (the “Reciprocals”); rather, they are owned by and operated for the benefit of their policyholders. PRI and PaPRI provide MPL insurance in New York and Pennsylvania, respectively. Pursuant to our management agreements with the Reciprocals, we receive fees and certain expense reimbursements, but we do not bear the associated insurance risks. Additional information about our management agreements with the Reciprocals is presented below.

AFP has been responsible for establishing PRI as a leading competitor in the New York market and PaPRI as a meaningful participant in the Pennsylvania market with a reputation for outstanding client service. Our insurance management segment has an experienced team of more than 300 employees, including 22 internal defense attorneys. Our localized and specialized presence allows us to better control underwriting and claims processes, respond to market conditions and effectively serve the Reciprocals’ clients.

As a result of rising MPL insurance rates in many markets, health care professionals are increasingly considering forming self-insurance mechanisms that require experienced insurance management services such as ours. Our fee-for-service business model requires a lower capital investment than is required for insurance underwriting services, and is an attractive means of participating in the unique New York market, where the primary objectives of the statutory and regulatory framework are the affordability and accessibility of MPL insurance. Since our 1999 acquisition of AFP, it has achieved consistently profitable operations and has been a significant source of internal capital for our organization.

Management agreement between AFP and PRI.
AFP provides services to PRI under an exclusive management agreement, the current term of which expires December 31, 2008. The agreement was reviewed and approved by the New York State Insurance Department (“NYSID”). Pursuant to this agreement, AFP performs underwriting, administrative and investment management functions on PRI’s behalf for which it receives a fee equal to 13% of PRI’s direct written premiums, with an adjustment for expected return premiums. In addition, the management agreement provides for AFP to be reimbursed by PRI for certain expenses paid by AFP on PRI’s behalf, including salaries and related payroll costs of personnel in AFP’s claims, legal, risk management and education departments.

Form 10-K:10

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

In years prior to 2003, the management agreement provided for AFP to share in 10% of PRI’s statutory income or loss as reported in PRI’s annual statement. During 2002, the management agreement was amended by AFP and PRI to remove the provision effective January 1, 2002, and to provide for the reimbursement of 50% of the costs of the risk management department AFP maintains for PRI’s insureds, for which AFP was not previously reimbursed. With regard to profit sharing amounts already earned and collected, AFP agreed pursuant to the amendment, to consider the years 1999, 2000 (these years are now closed) and 2001 re-opened for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. As of December 31, 2005, no such adjustment has occurred. AFP has earned and collected profit sharing amounts under the original agreement of $3.5 million for the three years ended December 31, 2001. In accordance with the amended agreement, AFP has agreed to pay 6% annual interest on the 10% profit sharing amounts already earned and collected under the original agreement for 1999, 2000 and 2001. AFP paid total interest expense to PRI of $0.1 million for the year ended December 31, 2005 and $0.2 million for each of the years ended December 31, 2004 and 2003.

Management agreement between PRM and PaPRI.
Under the terms of the management agreement between PRM and PaPRI, PRM earns management fees based on 21% of PaPRI’s annual direct written premiums as compensation for providing management services as the attorney-in-fact for PaPRI. Similar to PRI, PaPRI has no employees. The agreement, which is governed and construed in accordance with the laws of the Commonwealth of Pennsylvania, will remain in effect for an indefinite term, subject only to PaPRI and PRM’s mutual agreement to terminate the contract.

Effective January 1, 2004, PRM and PMA, of which we own 80%, executed a contract, whereby PMA will assist PRM with the management of PaPRI. In return for its services, PMA will receive a commission from PRM equal to 17% of management fees charged by PRM to PaPRI. Either PRM or PMA may terminate the agreement at any time upon 180 days prior written notice to the other, or earlier in certain circumstances. The agreement has no termination date.

The following tables summarize, in thousands, our insurance management fees and direct written premiums under management by state for the years ended December 31, 2005, 2004 and 2003.

	Insurance Management Fees
	2005	% of Total	2004	% of Total	2003	% of Total
New York	$38,274	91.8%	38,152	97.6%	26,582	100.0%
Pennsylvania	3,426	8.2%	948	2.4%	—	0.0%
All states	$41,700	100.0%	39,100	100.0%	26,582	100.0%

	Direct Written Premiums Under Management
	2005	% of Total	2004	% of Total	2003	% of Total
New York	$294,681	94.5%	293,321	98.5%	205,557	100.0%
Pennsylvania	17,315	5.5%	4,515	1.5%	—	0.0%
All states	$311,996	100.0%	297,836	100.0%	205,557	100.0%

The following table summarizes our policyholders under management by state as of December 31, 2005, 2004 and 2003, respectively.

	Policyholders Under Management
	2005	% of Total	2004	% of Total	2003	% of Total
New York	12,659	93.5%	11,891	99.0%	11,149	100.0%
Pennsylvania	874	6.5%	115	1.0%	—	0.0%
All states	13,533	100.0%	12,006	100.0%	11,149	100.0%

11: Form 10-K

TPA Segment
Our former TPA segment operated under the EMI brand and provided administrative and client claims management services to employers that maintain group accident and health, workers’ compensation, liability and property self-insurance plans. The services of our former TPA segment included claims administration and related services, medical management and loss control services. We also provided brokerage services for the placement of excess insurance coverage on behalf of our clients with insurers and reinsurers. In addition, we provided claims administration services for a large ambulance service organization. We completed the disposition of our former TPA segment during the second quarter of 2005. The results of operations and gain on sale of the former TPA segment are reported as discontinued operations. For additional information see Item 8. Financial Statements and Supplementary Data, Note 19, Discontinued Operations.

Item 1A.	Risk Factors
Because of our significant concentration in MPL insurance, our profitability may be adversely affected by negative developments and cyclical changes in that industry.
All of our net premiums earned and substantially all of our fee income are generated from our involvement in the MPL insurance industry. As a result of our concentration in this line of business, negative developments in the business or economic, competitive, or regulatory conditions affecting the MPL insurance industry, broadly or in our markets, could have a negative effect on our profitability and would have a more pronounced effect on us compared to more diversified companies. Examples of such negative developments include, but are not limited to, adverse trends in loss costs and severity, changes in the reinsurance market, adverse judicial decisions and legislation directed at MPL insurance reforms.

The MPL insurance industry historically is cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. During the last half of the 1990s and into 2000, many MPL insurers attempted to capture more business by reducing premium rates. During this same period loss costs continued to rise. We believe that these factors contributed to the deterioration of the industry’s underwriting results during that period. We also believe that from 2002 through 2005, the underwriting results in the MPL insurance industry have improved as a result of favorable pricing and competitive conditions that allowed for needed increases in premium rate levels by insurers, including us. We cannot predict when or how market conditions will change, or the manner in which, or the extent to which, any such changes may adversely impact our profitability.

We operate in a competitive environment.
We compete with specialty insurers and self-insurance entities whose activities are limited to regional and local markets, and other large national property and casualty insurance companies that write MPL insurance. Our competitors include companies that have substantially greater financial resources and higher financial strength ratings than we have and companies, particularly mutual insurers, reciprocals or trusts that may have lower return on capital objectives than we have. Our competition also includes entities that may have advantages in attracting policyholders, such as aggressive pricing strategies, or less stringent regulatory requirements than we have. Competition in the property and casualty insurance business is based on many factors, including premiums charged and other terms and conditions of coverage, services provided, financial ratings assigned by independent rating agencies, claims services, reputation, affiliations and endorsements, product distribution approach, perceived financial strength and regulatory constraints. Increased competition could adversely affect our ability to attract and retain business at adequate prices and reduce our profits, which could have a material adverse effect on our results of operations and financial condition.

We depend on the services of independent agents and brokers in the marketing of our insurance products. We face competition from other insurance companies for the services and allegiance of independent agents and brokers. These agents and brokers may choose to direct business to competing insurance companies or may direct less desirable risks to us.

Form 10-K:12

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Our geographic concentration means that our performance may be affected by economic, regulatory and demographic conditions of states in which we operate.
Our business is affected by general economic conditions in the markets in which we operate, which in turn are affected by national general economic conditions. Because our business is concentrated in a limited number of markets, particularly Florida and New York, adverse developments that are limited to a geographic area in which we do business may have a disproportionately greater affect on us than they would have if we did business in markets outside that particular geographic area.

Because we are heavily regulated by the states in which we operate, we may be limited in the way we operate and may be subject to increased taxes.
Our insurance subsidiaries are subject to extensive regulation by the insurance regulatory agencies in each state in which they operate. Regulation is intended for the benefit of the policyholders rather than shareholders. In addition to restricting the amount of dividends and other payments that can be made by our insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to, among other things:

•	Rates charged to insurance customers;
•	Permitted investments and practices;
•	Trade practices;
•	Licensing requirements; and
•	Minimum capital and surplus requirements.

In addition, our insurance subsidiaries are required to file annual financial statements prepared in accordance with statutory accounting practices with regulatory authorities and are subject to taxation in each of the jurisdictions in which they do business. Their operations and accounts are subject to examination by those authorities at regular intervals. Further, statutes and regulations usually require the approval of policy forms by the regulatory authorities in the states in which our insurance subsidiaries conduct business. These regulations may impede or impose burdensome conditions on rate increases or other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, changes of control and the terms of affiliated transactions. Future legislative or regulatory changes or tax increases may adversely affect our business operations.

Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.
The nature of the insurance business is such that the pricing must be determined before the underlying costs are fully known. This requires significant reliance on estimates and assumptions in setting prices. Rate adequacy is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses (“LAE”) and other underwriting expenses and to earn a profit. If we fail to assess accurately the risks that we assume, we may fail to charge adequate premium rates, which could reduce income and have a material adverse effect on our results of operations and financial condition.

In order to price our products adequately, we must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. We must also implement our pricing strategy in accordance with our assumptions.

13: Form 10-K

Our ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, but not limited to:

•	Competition from other providers of MPL insurance;
•	Price regulation by domiciliary insurance departments;
•	Availability of sufficient reliable data;
•	Incorrect or incomplete analysis of available data;
•	Uncertainties inherent in estimates and assumptions, generally;
•	Selection and implementation of appropriate rating formulae or other pricing methodologies;
•	Our ability to predict retention, investment yields and the duration of our liability for losses and LAE accurately; and
•	Unanticipated court decisions or legislation.

Such risks may result in our pricing or its implementation being based on inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies. Consequently, we could underprice risks, which would negatively affect our results of operations, or we could overprice risks, which could reduce our competitiveness. In either event, this could have a material adverse effect on our results of operations and financial condition.

Our results and financial condition may be affected by our failure to establish adequate loss and LAE reserves.
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment. Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured claims and incidents as of the end of the period.

In developing our estimates of losses and LAE, we utilize actuarial projection techniques based on our assessment of facts and circumstances then known, historical loss experience data and estimates of anticipated trends.  This process assumes that past experience, adjusted for the effects of current developments, changes in operations and anticipated trends, is an appropriate, but not necessarily precise, basis for predicting future events. We select our best estimates, compare them with our recorded reserves, and make adjustments where differences are significant. To test our estimates, a study of our loss and LAE reserves as of December 31, 2005 was performed by an independent actuarial firm. The results of the study confirmed the adequacy of our reserve position.

While we believe that our loss and LAE reserves are adequate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and incur a charge or credit to earnings, as the case may be, in the period the reserves are adjusted. Any such adjustment could have a material impact on our results of operations and financial condition. For additional information on our loss and LAE reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unpredictability of court decisions could have a material impact on our results of operations.
Our results of operations may be adversely affected by court decisions that expand the liability on our policies after they have been issued and priced or by a judicial body’s decision to accelerate the resolution of claims through an expedited court calendar, thereby reducing the amount of investment income we would have earned on related reserves. Additionally, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts and may also increase our exposure to losses in excess of our policy limits. Our policy to aggressively litigate claims made against our insureds that we consider unwarranted or claims where reasonable settlement cannot be achieved may increase the risk that we may be required to make such payments.

Form 10-K:14

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

The passage of additional tort reforms and the subsequent review of such laws by the courts could have a material impact on our operations.
Tort reforms generally restrict the ability of a plaintiff to recover damages by imposing one or more limitations, including, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and/or limiting venue or court selection. Certain states in which we do business have enacted tort reform legislation. Florida enacted legislation in 2003 specifically directed at MPL insurance reform. Among the more significant aspects of the legislation were caps on non-economic damages and reforms to “bad faith” statutes. For additional discussion on tort reforms passed in some of our markets, see Item 1. Business, above.

While the effects of tort reform would appear to be beneficial to our business generally, there can be no assurance that such reforms will be effective or ultimately upheld by the courts in the various states if challenged. Further, if tort reforms are effective, the business of providing professional and other liability insurance may become more attractive, thereby causing an increase in competition for our business. In addition, there can be no assurance that the benefits of tort reform will not be accompanied by regulatory actions by state insurance authorities that may be detrimental to our business such as expanded coverage requirements and premium rate limitations or rollbacks.

Our insurance management segment is dependent upon a single major customer for substantially all of its revenue.
Our insurance management segment is dependent upon PRI and PaPRI for substantially all of its revenue. PRI and AFP operate under New York State law and are subject to regulation by the NYSID. PaPRI and PRM operate under Pennsylvania State law and are subject to regulation by the Pennsylvania Insurance Department. Although New York is the largest MPL market in the United States based on premium volume, the market is largely comprised of two main competitors, which provide approximately 85% of the direct business written according to the NYSID. Based on 2004 data from A.M. Best, PRI, the insurance reciprocal we manage, is the 11th largest writer of MPL insurance in the United States and the second largest writer in New York.

The New York MPL insurance market is unique and highly regulated by the NYSID and subject to periodic legislation adopted by the New York State Legislature (“NYSL”). In many respects, the environment is a “closed-loop” with the NYSID having substantial regulatory authority to take actions necessary to ensure the MPL market’s long-term viability. This approach generally has a negative effect on MPL insurance carriers’ ability to build surplus and allows New York MPL insurance carriers to operate with higher leverage and much lower surplus than required in most markets.

Our insurance management segment allows us to participate in the unique New York MPL insurance market, where the regulatory focus for rate setting is to promote access and affordability. The NYSL has not adopted the risk based capital (“RBC”) rules promulgated by the NAIC in effect for most other states. If the NAIC RBC requirements had been in effect in New York, PRI’s level of surplus would not have satisfied them.

In the New York market, premium rates are mandated by the NYSID. PRI’s rate filings are determined on a discounted basis and until 2003, New York MPL insurance carriers, including PRI, had not been granted a rate increase since 1997. Under New York law, the NYSID also has the statutory authority to implement a surcharge on the established rates if necessary to satisfy a projected premium deficiency for one or more prior years. The amount of the surcharge to be imposed and collected is subject to certain annual limitations.

The insurance laws of New York contain various protective provisions to balance the inherent unfairness of a possible situation where rates established by the NYSID are not sufficient, and results in MPL insurance carriers experiencing additional financial pressure.  For example, the laws place limitations on the authority of the NYSID to seek an order of rehabilitation for an MPL insurance carrier due to financial difficulties caused by inadequate rates.  The NYSID can also generally not limit the writings of MPL insurance carriers based on surplus levels.

15: Form 10-K

New York also has a mechanism in place to provide coverage to health care providers unable to obtain insurance in the voluntary market, known as the Medical Malpractice Insurance Pool of New York (“MMIP”).  Writers of MPL insurance in New York are required to participate in the results of the pool in proportion to their share of the voluntary market in terms of premiums. MMIP has been unprofitable since its inception in June 2000 and these losses have placed additional financial pressure on participating carriers.  Efforts are underway to alleviate the impact of MMIP, including the possible introduction of legislation to change its structure and financial support, and pursuing additional rate increases for its insureds.  Because of the regulatory structure in New York, PRI’s financial strength is directly related to the level of rate increases granted by the NYSID and the success of initiatives to address the burden of MMIP.  Without such measures, the financial strength of carriers in New York could be under increased pressure.

Although PRI has operated in this environment for over twenty years, any adverse change in PRI’s business or operating environment, such as legislative changes, inadequate rates being established by the NYSID over a prolonged period, adverse financial performance, or other actions that would limit or restrict PRI’s ability to write or renew insurance policies, would have an adverse affect on AFP. Similarly, the loss of PRI as a client would have a material adverse affect on our insurance management business. In addition, all of PRM’s revenues are generated from its management agreement with PaPRI. Any adverse change that causes a reduction in PaPRI’s written premiums would have a significant adverse effect on the amount of management fees earned by PRM. PRM is also dependent on the existence of its parent, AFP.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
As part of our overall risk management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. We may be unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures we would have to reduce the amount of risk we write.

We cannot guarantee that our reinsurers will pay us in a timely fashion, if at all. In addition, we remain primarily liable to our insureds, whether our reinsurers pay or not, and could therefore experience losses.
We transfer a portion of the risk we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If our reinsurers fail to pay us or fail to pay us on a timely basis, our results and financial condition would be adversely affected.

Our revenues may fluctuate with interest rates, investment results and developments in the securities markets.
We maintain an investment portfolio substantially comprised of fixed income securities. We rely on the investment income produced by our fixed income investment portfolio to contribute to our profitability. The fair market value of our fixed income securities and their carrying values can fluctuate depending on changes in the condition of financial and credit markets, interest rates and credit quality. Generally, the fair market value of these investments increases or decreases in an inverse relationship with changes in interest rates and credit quality, while net investment income earned from fixed income securities will generally follow increases or decreases in interest rates over time. Future changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income investments, which could have a material adverse effect on our results of operations and financial condition. Our investment portfolio is also subject to prepayment risk primarily due to our investments in mortgage-backed and other asset-backed securities. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or because of later than anticipated rising interest rates. We are subject to reinvestment risk to the extent that we are not able to reinvest prepayments at rates comparable to the rates on the maturing investments.

Form 10-K:16

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Our business could be adversely affected by the loss of one or more key employees.
Our success has been, and will continue to be, dependent on our ability to retain the services of our senior management and other key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our senior management or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. We currently do not maintain key employee insurance with respect to any of our employees.

A decline in our profitability or expected profitability could result in the impairment of assets, including goodwill, other intangible assets, deferred acquisition costs and deferred tax assets.
A decline in profitability at one or both of our business segments could result in impairment of assets, including goodwill. In addition, such a decline could also call into question the recoverability of our deferred acquisition costs or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. In either case, such an occurrence could have a material adverse effect on our results of operations and financial condition.

If we are unable to maintain a favorable financial strength rating, it may be more difficult for us to write new business or renew our existing business.
Third party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The financial strength ratings assigned to insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors. These ratings are not recommendations to buy, sell or hold any security.

In October 2002, A. M. Best lowered our rating from A− (Excellent) with a negative outlook to B++ (Very Good) with a stable outlook. At that time, A.M. Best attributed this rating action to, among other things, serious concerns about loss trends and reserve adequacy in the MPL insurance sector and our significant growth in premiums in 2000 through 2002. In June 2005, A. M. Best reaffirmed our B++ (Very Good) rating with a stable outlook. Based on our discussions with A.M. Best, the actions we have taken in recent years to strengthen our business have been favorably received.

Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. A significant downgrade or withdrawal of any such rating could adversely affect our ability to sell insurance policies and inhibit us from competing effectively. If market conditions for our insurance become more competitive, competitors with higher financial strength ratings might have a competitive advantage over us.

Item 1B.	Unresolved Staff Comments - None

17: Form 10-K

Item 2.	Properties
    The physical properties used by us are summarized in the table below. We believe that these properties are suitable and adequate for our business as presently conducted.

Description	Location	Type of Property	Owned or Leased	Approximate Square Footage
Corporate headquarters	Jacksonville, FL	Offices	Leased	13,300
Insurance Segment	Jacksonville, FL	Offices	Owned	66,900
Insurance Segment	Plantation, Tampa, Sanford, Coral Gables and Maitland, FL and Springfield, MO	Offices	Leased	20,200
Insurance Management	Manhasset, Lake Success, Rochester and New City, NY and West Chester, PA	Offices	Leased	80,600

Item 3.	Legal Proceedings
    We, in common with the insurance industry in general, are subject to litigation in the normal course of business. Though we may be involved in routine litigation as a matter of course, we do not expect these cases to have a material adverse effect on our financial condition and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, for additional information concerning our commitments and contingencies.

We may also become involved in legal actions not involving claims under our insurance policies from time to time. We have evaluated such exposures as of December 31, 2005, and in all cases, believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have evaluated such exposures as of December 31, 2005, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

Form 10-K:18

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Part II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common equity has been publicly traded on the NASDAQ National Market System since August 1, 1996 under the symbol, “FPIC”. We estimate that as of March 8, 2006 there were approximately 1,996 shareholders of record of our common stock. The following table shows the high and low sales prices per share of our common stock on the NASDAQ National Market System for each quarter of 2005 and 2004.

	2005		2004
	High	Low	High	Low
First quarter	$36.00	29.30	26.43	21.90
Second quarter	$32.96	24.13	28.09	20.37
Third quarter	$36.75	29.10	27.14	21.29
Fourth quarter	$39.84	34.14	35.56	25.28

We have not paid any dividends since our initial public offering in 1996, as we have elected to retain our earnings to support our growth. Our Board of Directors will periodically review our dividend policy in the future taking into consideration capital adequacy and assessments of future capital needs. As a holding company with no direct operations other than the management of our subsidiaries, we would rely on cash dividends and other permitted payments from our subsidiaries to pay any future dividends to our stockholders. State insurance laws limit the dividends or other amounts that may be paid to us by our insurance subsidiaries. For further information, see the discussion under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Stock Repurchase Plans
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. During the three months ended December 31, 2005, we repurchased 77,020 shares, of which 33,550 shares settled in January 2006, and a total of 288,480 shares remain available to be repurchased under the program. Under certain circumstances, limitations may be placed on our ability to repurchase our capital stock by the terms of agreements relating to our junior subordinated debentures. For information regarding these limitations, refer to Item 8. Financial Statements and Supplementary Data, Note 12, Long-term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

The following table summarizes our common stock repurchases for the three month period ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month
October 1 - 31, 2005	—	$—	—	365,500
November 1 - 30, 2005	—	$—	—	365,500
December 1 - 31, 2005	77,020	$35.12	77,020	288,480

19: Form 10-K

Item 6.	Selected Financial Data
The selected financial data presented below for the fiscal years ended December 31 should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in Item 8. Financial Statements and Supplementary Data, herein. For additional information with respect to our business see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(in thousands, except per share amounts)
Statements of Income (Loss) Data:	2005	2004	2003	2002	2001
Direct and assumed premiums written (2), (4)	$289,022	312,728	340,741	344,727	245,403
Net premiums written (4)	$251,814	192,532	143,134	140,248	147,084

Revenues:
Net premiums earned (4)	$226,042	149,676	131,665	151,684	131,058
Insurance management fees (7)	41,700	39,100	26,582	24,341	22,959
Net investment income	25,246	20,753	18,401	20,934	23,218
Commission income (4), (10)	2,000	6,193	5,496	3,740	2,546
Net realized investment (losses) gains	(980)	3,867	2,052	4,688	1,428
Finance charges and other income	749	834	1,039	1,334	1,724
Total revenues	294,757	220,423	185,235	206,721	182,933
Expenses:
Net losses and loss adjustment expenses (1)	166,657	125,172	118,974	139,571	128,346
Other underwriting expenses (2), (4)	36,440	12,527	9,443	16,867	25,734
Insurance management expenses	31,158	29,193	21,241	20,517	18,421
Interest expense on debt (5)	3,495	2,564	5,886	4,762	4,491
Other expenses (4), (8)	8,368	7,645	5,658	1,844	3,244
Total expenses	246,118	177,101	161,202	183,561	180,236
Income from continuing operations before income taxes and minority interest	48,639	43,322	24,033	23,160	2,697

Less: Income tax expense (benefit) (6)	15,837	16,268	8,606	8,625	(1,548)
Income from continuing operations before minority interest	32,802	27,054	15,427	14,535	4,245

Less: Minority interest in (loss) income of consolidated subsidiary	(118)	248	94	172	150
Income from continuing operations	32,920	26,806	15,333	14,363	4,095

Cumulative effect of accounting change (net of income tax benefit) (3)	—	—	—	(29,578)	—
Discontinued operations (net of income taxes) (9)	2,102	1,375	1,239	513	(1,165)
Net income (loss)	$35,022	28,181	16,572	(14,702)	2,930

Basic Earnings per Common Share:
Income from continuing operations	$3.22	2.69	1.62	1.53	0.43
Cumulative effect of accounting change	—	—	—	(3.15)	—
Discontinued operations	0.21	0.14	0.13	0.05	(0.12)
Net income (loss)	$3.43	2.83	1.75	(1.57)	0.31

Diluted Earnings per Common Share:
Income from continuing operations	$3.06	2.57	1.58	1.53	0.43
Cumulative effect of accounting change	—	—	—	(3.14)	—
Discontinued operations	0.20	0.13	0.13	0.05	(0.12)
Net income (loss)	$3.26	2.70	1.71	(1.56)	0.31

Basic weighted average shares outstanding	10,220	9,973	9,483	9,387	9,383
Diluted weighted average shares outstanding	10,740	10,420	9,665	9,432	9,468

Form 10-K:20

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

	(in thousands)
Statements of Financial Position Data:	2005	2004	2003	2002	2001
Total cash and investments	$773,803	683,968	622,701	538,720	441,966
Total assets	$1,308,541	1,271,321	1,182,756	1,026,431	770,822
Liability for losses and LAE (1)	$663,466	635,118	574,529	440,166	318,483
Long-term debt (5)	$46,083	46,083	46,083	—	—
Revolving credit facility (5)	$—	—	—	37,000	37,000
Term loan (5)	$—	—	—	10,208	16,042
Total liabilities	$1,058,938	1,054,070	996,019	860,426	596,100
Minority interest	$13	131	80	92	148
Shareholders' equity (3)	$249,590	217,120	186,657	165,913	174,574
___________
(1)	During 2001, we increased our liability for losses and LAE by $8.8 million to maintain reserves at a conservative level, taking into consideration loss trends and other pertinent data.
(2)
During 2001 through 2004, our insurance subsidiaries participated in various fronting programs with other insurance carriers. We retained minimal underwriting risks and received ceding commission and/or fronting fees as compensation under these programs.

(3)	We adopted FAS 142, Goodwill and Intangible Assets, effective January 1, 2002 and recorded a non cash charge of $29.6 million, net of an income tax benefit of $18.8 million.
(4)
Effective July 1, 2002, our subsidiary First Professionals entered into a finite quota share reinsurance agreement with Hannover Re. In accordance with the agreement, First Professionals ceded quota share portions of its 2002, 2003 and 2004 direct written premiums, net of other reinsurance. The agreement was terminated effective June 30, 2004.

(5)
During 2003, we retired our revolving credit facility and term loan in the amount of $47.2 million and completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. In connection with this transaction, we settled and purchased certain derivative financial instruments. For additional information, see Item 8. Financial Statements and Supplementary Data, Notes 12, Long-term Debt, and 13, Derivative Financial Instruments.

(6)
During 2002 and 2004, we recorded additional provisions for income taxes of $0.5 million and $0.75 million, respectively, in connection with an examination of certain prior year tax returns by the Internal Revenue Service.

(7)
During 2004, our insurance management segment had an increase in management fees as a result of two new institutional clients of PRI. These new clients increased insurance management fees by approximately $7.3 million for the year ended December 31, 2004.

(8)	During 2005, we recorded a charge of $0.8 million for severance and post-employment benefits of certain former officers.
(9)	During 2005, we disposed of our TPA segment. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 19, Discontinued Operations.
(10)	During 2005, commission income declined as a result of reduced reinsurance needs at PRI and at our insurance subsidiaries.

21: Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis ("MD&A") should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report. The consolidated financial statements include the results of all of FPIC’s wholly owned and majority owned subsidiaries. Except for the historical information contained here, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A. Risk Factors.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition, results of operations and liquidity and capital resources is based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances and evaluate them on an on-going basis. The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies discussed in the remainder of this section of our MD&A affect our more significant judgments and estimates used in preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations and Liquidity and Capital Resources that follow. Information about the significant accounting policies we use in the preparation of our consolidated financial statements is included in Note 2, Significant Accounting Policies, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Liability for Losses and LAE
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment. MPL insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $644.8 million and $610.6 million, or 97% and 96%, of our total consolidated liability for losses and LAE as of December 31, 2005 and 2004, respectively.

Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured claims and incidents as of the end of the period. The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported. Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our claims-made only policy coverage.

Form 10-K:22

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

    The following table summarizes, in thousands, our liability for losses and LAE by line of business:

	As of December 31, 2005			As of December 31, 2004
	Case reserves	IBNR reserves (including case reserve development)	Total reserves	Case reserves	IBNR reserves (including case reserve development)	Total reserves
Gross basis:
Professional liability	$479,213	165,539	644,752	$531,293	79,259	610,552
Other lines	15,266	3,448	18,714	16,904	7,662	24,566
Total gross reserves	$494,479	168,987	663,466	$548,197	86,921	635,118

Net basis:
Professional liability	$281,575	76,930	358,505	$295,921	3,421	299,342
Other lines	4,553	(3,439)	1,114	4,094	(1,737)	2,357
Total net reserves	$286,128	73,491	359,619	$300,015	1,684	301,699

At December 31, 2005, the IBNR component of total reserves increased over the prior year, primarily due to an expected shift in the portion of total claim costs attributable to LAE, such as legal defense and related costs. This change is mostly due to the stricter claims philosophy we adopted in 2001, which focuses on aggressively defending non-meritorious claims in order to lower overall claims costs. While we believe this approach has been beneficial to our results in total, it has increased our estimates for LAE costs as an individual component. Establishing case reserves for LAE is inherently difficult since the level of costs ultimately necessary to resolve a case tend to increase over time and can vary significantly based on things such as if and when a case is taken to trial. Therefore, a substantial portion of total LAE reserves is reflected in our estimates for case reserve development. Additionally, our stricter claims philosophy has resulted in a relatively lower number of cases with an indemnity case reserve. These two factors together are the primary reasons for the increase in IBNR as a component of total reserves during 2005.

Actuarial techniques and primary factors that impact our reserve estimates
We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business. The actuarial techniques we use that are material to our evaluation of loss and LAE reserves include the following:

•	Loss Development Methods (Incurred and Paid Development)	•	ALAE Development Methods (Incurred and Paid Development)
•	Berquist-Sherman Case Reserve Adjustment Method	•	Bornhuetter-Ferguson Expected Loss Projection Methods
•	Frequency/Severity Methods	•	Backward Recursive Method

Each technique has inherent benefits and shortcomings (i.e., biases), particularly when applied to company-specific characteristics and trends. For example, certain methods (e.g., the Bornhuetter-Ferguson methods) are more relevant to immature accident years and other methods (e.g., the loss development methods) provide more meaningful information for years with a greater level of maturity. Because each method has its own set of attributes, we do not rely exclusively upon a single method. Rather, we evaluate each of the methods for the different perspectives that they provide. Each method is applied in a consistent manner from period to period and encompasses a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.

23: Form 10-K

Using internal actuarial staff, we analyze and develop projections of ultimate losses that are used to establish our carried reserves. In performing our review, we separate reserves by line of business, coverage type and layer of coverage, geography and accident year. By doing so, we are able to further evaluate the unique patterns of development and trends for each line of business. We then select a point estimate for each line of business with due regard for the age, characteristics and volatility of the portion of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type. This series of selected point estimates, along with other relevant quantitative and qualitative information, is then evaluated to produce our best estimate and our range of projected ultimate losses based upon the various methods discussed above. We develop our range by selecting and applying a factor to our best estimate in order to produce the upper end of our range, which is reflective of the outcomes of higher projections. A similar method is used to arrive at the low end of our range. In general, the width of a range reflects the level of variability in the underlying projections, and a typical range of reasonable values for MPL business is considered to be as wide as 15%. Therefore, in addition to the performance of the business itself, our results of operations and financial position are very sensitive to our reserve estimates and judgments. The range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2005 was $334.4 million to $384.8 million.

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm as an objective confirmation of the adequacy of our carried reserves. Our best estimate may differ from the selected reserve estimate of our independent actuary as a result of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below. While our assessment may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate. The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves. The reserve opinions of our independent actuary for the years ended December 31, 2005 and 2004 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.

The primary factors affecting our estimates of how much we will pay and therefore our reserve for insurance claims, defense and other related costs are:

•	Frequency and severity trends (numbers of claims and how much we will pay for each claim on average);
•	The timing or pattern of future payments;
•	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment);
•	The amount of defense costs we will pay for each claim or group of claims; and
•	Inflationary trends that are expected to bear on future loss and LAE payments.

These factors, in turn, can be affected by external events, including the judicial environment and tort-related trends over time. For example, the removal or significant weakening of one or more of the tort reforms passed in our largest market, Florida, could result in an unexpected increase in claim frequency and/or severity. In addition, these factors may also be impacted by internal events, such as changes in our business mix or claims handling philosophy. Determining whether such events are reasonably likely to occur and attempting to quantify the impact of an individual event are inherently difficult. We utilize our experience and judgment and consider these factors as well as historical experience and the results of applied actuarial techniques when evaluating the adequacy of carried loss and LAE reserves. All of the above-mentioned factors individually can and will generally vary from one period to the next over time but are estimated to approximate their ultimate values in setting reserve estimates.

Form 10-K:24

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and LAE reserves, it is also important to understand that the medical professional liability sector of the property casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim. For example, in 2005, which we ended with 14,055 professional liability policyholders, we paid a total of $60.8 million in loss (indemnity only) payments on 391 claims. Given the magnitude of our reserves and these characteristics, even a relatively small change in the number of claims we expect to pay (i.e., frequency) or a relatively small percentage change in the average cost per claim (i.e., severity) could have a significant impact on our reserves and, correspondingly, our financial position and results of operations. This is the case for other key assumptions as well, such as the frequency of reported claims and incidents that will ultimately close with an indemnity payment versus those that will close without an indemnity payment. In addition, due to the relatively small number of claims ultimately resulting in an indemnity payment and the average cost per claim, any change in the trends assumed in the ultimate values for these factors could result in a significant change in our reserve estimates. Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position.

Roll forward of consolidated liability for losses and LAE
The following table rolls forward our consolidated liability for losses and LAE reserves, net of reinsurance, (in thousands) showing the changes for the period beginning January 1, 2003 and ending December 31, 2005.

	2005		2004	2003
Net loss and LAE reserves, January 1	$301,699		298,763	272,007

Incurred related to:
Current year	166,687		124,699	118,492
Prior years	(30)		473	482
Total incurred	166,657		125,172	118,974

Paid related to:
Current year	21,023		16,517	13,455
Prior years	97,894		105,719	101,989
Total paid	118,917		122,236	115,444

Commutation	10,180	(1)	—	23,226	(2)
Net loss and LAE reserves, December 31	$359,619		301,699	298,763

Gross loss and LAE reserves, December 31	$663,466		635,118	574,529
Reinsurance recoverables, December 31	303,847		333,419	275,766
Net loss and LAE reserves, December 31	$359,619		301,699	298,763
__________
(1)
During May 2005, First Professionals and APAC entered into agreements to commute their 25% quota share reinsurance ceded to American Professional Assurance, Ltd. (“APAL”). Under the terms of the agreements, the two companies assumed policy liabilities previously ceded under the contracts of approximately $10.2 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

(2)
During November 2003, our insurance subsidiaries entered into agreements to commute their ceded reinsurance to Gerling Global Reinsurance Corporation of America (“Gerling”). As a result of the commutation, our insurance companies assumed policy liabilities previously ceded under the contracts and received $23.2 million in exchange for the release of Gerling from its reinsurance obligations to them, which was added to net reserves. No gain or loss was recognized on the transaction.

25: Form 10-K

    Incurred losses and LAE related to the current year increased approximately 34%. As noted in our insurance segment discussion of results of operations below, our net premiums earned grew approximately 51% for the year ended December 31, 2005. The lower increase in incurred losses and LAE relative to the increase in net premiums earned reflects the impact of pricing and underwriting actions in our insurance business and favorable claims results, mainly a lower number of new reported claims and incidents and stable severity.

Incurred losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities that originated and were established in prior years. Information regarding incurred losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, resulting in gains or losses in the period revisions are made. As noted in the table above, our aggregate loss and LAE reserve estimates reported for years 2004 and prior have not increased or decreased significantly in 2005.

While we believe that our estimates for ultimate projected losses and LAE in total are adequate, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Loss Reserve development table
The following table sets forth on a calendar year basis, the development of our liability for losses and LAE, net of amounts recoverable under reinsurance arrangements, for the ten-year period preceding the year ended December 31, 2005, and the cumulative amounts paid with respect to such reserves. Development reflects the difference between the amount we previously established as loss reserves and the re-estimated liability as of the end of each succeeding year. Favorable development, or redundancy, means that we now believe we will have to pay less for related claims than we had previously set aside in reserves and have revised our reserve estimates accordingly. Unfavorable development, or deficiency, means that we now believe we will have to pay more for related claims and have increased our reserve estimates. The table also provides a reconciliation of our liability net of reinsurance to the gross liability before reinsurance, as it is shown on our consolidated statements of financial position.

As the table below indicates, our reserve estimates can vary over time based on actual results and our assessment of the impact of recent conditions and trends. For example, the cumulative net reserves carried at the end of calendar years 1995 through 1998 have been higher than subsequent payments and re-estimates and have developed redundantly. In contrast, net reserves at the end of calendar years 1999 through 2003 have increased from the amounts initially carried and have developed deficiently. Improvements in recent years have resulted in a slight redundancy in the cumulative net reserves carried at the end of 2004 as compared to our prior estimates.

The following factors have contributed to the variation in our historical loss development:

•
Prior to 1998, reserves represented only those of First Professionals and were primarily related to MPL insurance business written in Florida. Claim results for this period were generally favorable and resulted in lower reserve estimates.

•
Beginning in 1998, the composition of our business and our reserves changed as a result of acquisitions, geographic expansion and increased writings in other lines of insurance, such as accident and health and assumed reinsurance. These events contributed to additional volatility to our reserve estimates.

•
We experienced adverse development in the 1999, 2000 and 2001 report years as a result of higher claims severity, particularly in Missouri, higher estimates for LAE due to our stricter claims philosophy and development on a former assumed reinsurance program. Cumulative net reserves at the end of calendar years 1999 through 2001 were impacted accordingly and have developed deficiently.

•
While higher LAE estimates and other negative factors have impacted report years subsequent to 2001, they have been offset by the positive results of underwriting and claims initiatives we have implemented and the effects of significant tort reform in our largest market, Florida. As a result, the cumulative deficiency in calendar year reserves has decreased substantially since 2001.

Form 10-K:26

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Despite the historical volatility in our reserve estimates, our loss experience and outlook overall has improved significantly in the most recent years and claim results have essentially met or been better than our estimates. Accordingly, deficiencies in cumulative net reserves that have developed at the end of calendar years 1999 through 2001 have been substantially offset by improvements in reserves for years 2002 through 2004, resulting in a slight redundancy for all years prior to 2005 combined.

Year Ended December 31, (1)		2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
Liability for losses and LAE, Net		$359,619	301,699	298,763	272,007	238,073	223,597	214,692	200,763	173,971	161,124	155,318
Re-estimated net liability as of:
One Year Later			301,669	299,236	272,489	240,489	232,208	221,212	182,208	159,639	146,009	140,322
Two Years Later				326,638	288,193	250,079	231,617	222,281	182,498	142,369	127,529	116,151
Three Years Later					320,302	273,247	238,823	221,270	183,389	141,850	112,770	106,937
Four Years Later						297,400	255,608	231,870	183,491	140,707	106,557	104,684
Five Years Later							269,334	231,814	192,612	141,437	105,949	103,402
Six Years Later								243,145	189,440	144,379	106,825	103,454
Seven Years Later									197,081	143,288	109,683	104,326
Eight Years Later										145,693	110,122	105,691
Nine Years Later											109,924	104,350
Ten Years Later												104,442

Cumulative paid as of:
One Year Later			97,894	105,719	89,044	96,496	95,890	91,269	76,291	49,697	33,103	35,562
Two Years Later				192,808	177,369	162,880	163,850	152,862	121,199	90,165	62,612	60,464
Three Years Later					237,399	214,771	200,792	185,126	153,200	115,336	88,649	78,291
Four Years Later						248,414	222,968	206,430	168,522	127,774	98,027	94,882
Five Years Later							240,333	216,837	179,504	134,272	102,355	100,294
Six Years Later								227,505	184,232	137,564	105,689	102,122
Seven Years Later									190,190	139,644	106,251	103,310
Eight Years Later										142,538	107,962	103,053
Nine Years Later											108,388	103,941
Ten Years Later												104,173
Net cumulative redundancy / (deficiency)	$		30	(27,875)	(48,295)	(59,327)	(45,737)	(28,453)	3,682	28,278	51,200	50,876
% Redundancy / (Deficiency)			0.0%	(9.3%)	(17.8%)	(24.9%)	(20.5%)	(13.3%)	1.8%	16.3%	31.8%	32.8%

Gross liability-end of year		$663,466	635,118	574,529	440,166	318,483	281,295	273,092	242,377	188,086	172,738	164,506
Reinsurance recoverables-end of year		303,847	333,419	275,766	168,159	80,410	57,698	58,400	41,614	14,115	11,614	9,188
Net liability-end of year		$359,619	301,699	298,763	272,007	238,073	223,597	214,692	200,763	173,971	161,124	155,318

Gross re-estimated liability-latest	$		666,841	656,789	552,321	414,881	351,972	295,969	224,970	161,923	118,194	115,039
Reinsurance recoverables-latest			365,171	330,151	232,019	117,481	82,638	52,824	27,889	16,230	8,270	10,597
Net re-estimated liability-latest	$		301,670	326,638	320,302	297,400	269,334	243,145	197,081	145,693	109,924	104,442
_____________
(1)
Data presented in the table above represents consolidated information of all our insurance subsidiaries commencing from their respective dates of acquisition. Data presented from 1996 to 1997 reflects only First Professionals’ liability for losses and LAE. The 1998 year reflects losses and LAE data for First Professionals and APAC. The data presented from 1999 to 2005 reflects all of our current insurance subsidiaries.

27: Form 10-K

Reserve for Extended Reporting Endorsements
A portion of the coverage that physicians purchase under claims−made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit. This DD&R coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after his or her death, disability or retirement. The loss exposure associated with this product is known as extended reporting endorsement claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims−made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums. Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE. Any changes in the DD&R reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2005 and 2004, our carried DD&R reserves, which include assumed reserves from PRI pursuant to a reinsurance agreement established in the year 2000 with First Professionals, were $72.9 million and $62.3 million, respectively, which include a discount related to the present value calculation of approximately $29.4 million and $25.1 million, respectively. A 1% change in our discount rate related to our DD&R reserves as of December 31, 2005, would result in an approximate addition or reduction in our reserve of approximately $4.9 million. For additional information about our relationship with PRI, see Item 8. Financial Statements and Supplementary Schedules, Note 5. Related Party Transactions.

Investments
Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed maturity investments in bonds and notes. Our fixed maturity investment securities, including short-term investments, are carried at their fair values and accounted for $664.3 million or 99% of our total investments and 51% of our total assets as of December 31, 2005 compared to $548.5 million or 99% of our total investments and 43% of our total assets as of December 31, 2004. Fair value is determined using the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Unrealized gains or losses in their fair values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive (loss) income. Gross unrealized investment gains were $2.4 million and gross unrealized investment losses were $9.6 million as of December 31, 2005.

GAAP requires that the book value of investments be written down to fair value when declines in value are considered other-than-temporary. When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established. In the years ended December 31, 2005, 2004 and 2003, we recorded a pre-tax charge to earnings, for investments that were other-than-temporarily impaired of $0.7 million, $0.8 million, and $5.3 million, respectively. We evaluate our investment portfolio on a quarterly basis to identify securities that may be other-than-temporarily impaired. Our analysis takes into account relevant factors, both quantitative and qualitative in nature. Among the factors we consider are the following:

•	The length of time and the extent to which fair value has been less than cost;
•
Issuer-specific considerations, including its short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default;

•	The occurrence of a significant economic event that may impact the industry in which an issuer participates; and
•	Our intent and ability to hold the investment for a sufficient period of time to allow for any anticipated recovery in fair value.

Form 10-K:28

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. If we do not expect a security’s decline in fair value to be fully recovered prior to the expected time of sale, we would record an other-than-temporary impairment in the period in which the decision to sell is made. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss), internal risk management considerations, the financial condition of the issuer or its industry, market conditions, and new investment opportunities. Day to day management of the majority of our investment portfolio is overseen by third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. We believe that subsequent decisions to sell such securities are consistent with the classification of our portfolio as available for sale.

Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions subsequent to the statement of financial position date could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain relatively large investment holdings.

Income Taxes
We operate in income tax paying jurisdictions and provide for income taxes in accordance with the provisions of Financial Accounting Standard (“FAS”) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations. We have not established a valuation allowance because we believe it is more likely than not that our deferred tax assets will be fully realized. For additional information concerning our income taxes, see Item 8. Financial Statements and Supplementary Data, Note 10, Income Taxes.

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

29: Form 10-K

Deferred Policy Acquisition Costs and Deferred Ceding Commissions
Deferred policy acquisition costs consist primarily of commissions and premium taxes, which vary with and are directly related to the production of new and renewal insurance business. Acquisition costs are deferred and amortized over the period in which the related premium is earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed. Commissions and brokerage fee expenses incurred by our non-insurance businesses are expensed as incurred.

Deferred ceding commissions consist of the ceding commissions from the Hannover Re net account quota share agreement, which are deferred and earned over the period in which the related ceded premium is earned by the reinsuring company. The amount of the deferred ceding commission reported in the statement of financial position as of December 31, 2005 and 2004 was $0 and $1,246, respectively. The accretion of deferred ceding commissions, which is recorded as reduction to other underwriting expenses, for the years ended December 31, 2005, 2004 and 2003 was $826, $11,708 and $9,260, respectively.

Goodwill and Intangible Assets
In accordance with FAS 142 “Goodwill and Other Intangible Assets” we make an annual assessment by reporting unit as to whether the value of our goodwill is impaired. We completed such assessments in 2005, 2004 and 2003 and concluded that the value of our goodwill assets of $18.9 million was not impaired. We use both a market-based valuation analysis and a discounted cash flow analysis to estimate the fair value of each reporting unit. Our analysis includes the use of assertions regarding market perceptions of value as it relates to certain metrics and projected operating results, a review of economically similar entities, and assumptions of future cash flows, discount and market capitalization rates and growth rates. Changes to these assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value.

We also regularly review our intangible assets for impairment. As of December 31, 2005, we recognized an impairment charge of $0.4 million related to one of our intangible assets, which we deemed to not have a remaining useful life. This impairment charge was incurred at our insurance segment and is reported in other expenses in the consolidated financial statements.

Derivative Financial Instruments
We account for our interest rate collars and swaps in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We use derivative financial instruments as cash flow hedges to manage market risks related to the effects of changes in interest rates on our floating rate long-term debt. The cost of these contracts is being amortized over their respective maturities. In addition, the remaining balances are adjusted and carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive (loss) income. The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparties is included as adjustments to accrued interest. See Item 8. Financial Statements and Supplementary Data, Note 13, Derivative Financial Instruments, for additional information related to our interest rate collars.

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

Form 10-K:30

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Insurance management revenues include management fees of our insurance management segment, which are determined by contract as a percentage of direct premiums written, with an allowance for expected return premiums, for the Reciprocals we manage. Such management fees are estimated, billed and earned monthly based upon the estimated or re-estimated direct premiums written for the calendar year.

Commission income for the insurance management segment is associated with the placement of insurance and reinsurance with external carriers on behalf of PRI, and in some cases, on behalf of our insurance subsidiaries, where commissions or brokerage fees related to a transaction are payable by the reinsurer. Commissions and brokerage fees are recognized as revenues as of the later of the billing or the effective date of the insurance or reinsurance placed.

Commitments and Contingencies
For information concerning contingencies to which we are subject, see Item 8. Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies.

New Accounting Pronouncements
As described in Item 8. Financial Statements and Supplementary Data, Note 2, Significant Accounting Policies under the heading “New Accounting Pronouncements,” there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note 2 describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.

Consolidated Results of Operations
Comparison for the Years Ended December 31, 2005 and 2004

Consolidated income from continuing operations for the year ended December 31, 2005 was $32.9 million, or $3.06 per diluted share, an increase of 23% and 19%, respectively, when compared with income from continuing operations of $26.8 million, or $2.57 per diluted share, for the year ended December 31, 2004. Consolidated income from continuing operations increased primarily as a result of increases in underwriting profits on higher net premiums earned and higher net investment income at the insurance segment. Consolidated income from continuing operations for the year ended December 31, 2005 also increased as a result of an increase in the gross margin on insurance management fees. Partially offsetting these increases were net realized investment losses in the current year as compared with net realized investment gains in the prior year and higher interest expense on debt. Commission income was also lower in the current year when compared with the prior year.

Consolidated net income for the year ended December 31, 2005 was $35.0 million, or $3.26 per diluted share, an increase of 24% and 21%, respectively, when compared with net income of $28.2 million, or $2.70 per diluted share, for the year ended December 31, 2004. Included in consolidated net income for the years ended December 31, 2005 and 2004 were discontinued operations of $2.1 million and $1.4 million, respectively. Other changes in net income are due to the factors discussed in the paragraph above with regard to consolidated income from continuing operations.

Consolidated revenues for the year ended December 31, 2005 increased $74.4 million, or 34%, to $294.8 million from $220.4 million for the year ended December 31, 2004. The increase in consolidated revenues is primarily due to higher net premiums earned at our insurance segment as a result of lower ceded premiums following the termination of the Hannover Re net account quota share reinsurance agreement as of June 30, 2004, higher net investment income as a result of growth in our invested assets and improved yields, and higher insurance management fees. The growth in consolidated revenues for the year ended December 31, 2005 was offset to some extent by net realized investment losses, compared with net realized investment gains for the year ended December 31, 2004, and a decline in commission income at our insurance management segment.

31: Form 10-K

Consolidated expenses for the year ended December 31, 2005 increased $69.0 million, or 39%, to $246.1 million from $177.1 million for the year ended December 31, 2004. The increase in consolidated expenses is mainly the result of increases in net losses and LAE incurred associated with growth in premiums and higher other underwriting expenses at our insurance segment. Our GAAP underwriting (combined) ratio was 90% for 2005 and 92% for 2004. The improvement in net losses and LAE incurred relative to net premiums earned reflects pricing and other improvements in our underwriting results. The growth in other underwriting expenses is primarily the result of corresponding growth in net premiums earned, a decrease in ceding commissions resulting from the elimination of cessions under the Hannover Re net account quota share reinsurance agreement and lower fronting fees, net of related expenses. In addition, other underwriting expenses for the year ended December 31, 2005 include a reduction of $1.7 million, which represents proceeds from the settlement of litigation. Interest expense on debt increased as a result of an increase in the three-month LIBOR rate, which is the base rate used to determine the interest on our long-term debt. Other expenses increased for the year ended December 31, 2005 due to charges for compensation and benefits costs associated with the resignation of certain former officers in accordance with the terms of their respective employment agreements and an impairment charge associated with one of our intangible assets.

Consolidated Results of Operations
Comparison for the Years Ended December 31, 2004 and 2003

Consolidated income from continuing operations for the year ended December 31, 2004 was $26.8 million, or $2.57 per diluted share, an increase of 75% and 63%, respectively, when compared with income from continuing operations of $15.3 million, or $1.58 per diluted share, for the year ended December 31, 2003. Income from continuing operations increased primarily due to significantly improved underwriting results and lower interest costs on our long-term debt in 2004 at our insurance segment. Growth in premiums written by PRI for 2004 contributed to growth in insurance management revenues and income from continuing operations.

Consolidated net income for the year ended December 31, 2004 was $28.2 million, or $2.70 per diluted share, an increase of 70% and 58%, respectively, when compared with net income of $16.6 million, or $1.71 per diluted share, for the year ended December 31, 2003. Included in consolidated net income for the years ended December 31, 2004 and 2003 were discontinued operations of $1.4 million and $1.2 million, respectively. Other changes in net income are due to the factors discussed in the paragraph above with regard to consolidated income from continuing operations.

Consolidated revenues for the year ended December 31, 2004 increased $35.2 million, or 19%, to $220.4 million from $185.2 million for the year ended December 31, 2003. The increase in consolidated revenues for the year 2004 is primarily due to higher net premiums earned as the result of rate increases and lower ceded reinsurance premiums in our insurance segment and higher insurance management fees in our insurance management segment associated with growth in written premiums at PRI. Net investment income also increased for the year 2004 primarily resulting from growth in our fixed income securities arising from growth in our insurance invested assets. Net realized investment gains also increased for the year 2004.

Consolidated expenses for the year ended December 31, 2004 increased $15.9 million, or 10%, to $177.1 million from $161.2 million for the year ended December 31, 2003. The increase in total expenses for the year 2004 is primarily due to higher other underwriting expenses at our insurance segment and insurance management expenses at our insurance management segment. Our GAAP underwriting (combined) ratio improved to 92% for 2004 from 98% for 2003. Other underwriting expenses increased for the year primarily due to lower ceding commissions associated with lower ceded premiums earned, resulting from the terminations of a large reinsurance agreement and fronting programs. Insurance management expenses were higher as a result of growth in premiums written by PRI and the related growth in insurance management revenues and operations. Offsetting these higher expenses were lower borrowing costs (interest plus the costs of related hedging instruments) on our debt. We also incurred charges of $2.5 million, in 2003, to unwind interest rate swap agreements, which did not recur during 2004. Income tax expense was higher for 2004 when compared to 2003 primarily due to higher taxable income. Income tax expense for 2004 also includes a small provision for income tax contingencies identified in a current Internal Revenue Service (“IRS”) examination.

Form 10-K:32

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Insurance Segment
Our insurance segment is made up of our four insurance subsidiaries. Holding company operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention devoted to the segment.

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

Due to increases in profitability and the growing equity and statutory surplus of our insurance businesses, we terminated future cessions under the Hannover Re net account quota share reinsurance agreement, effective June 30, 2004. With this termination, business was no longer ceded under the agreement beginning with business written and renewed in the third quarter of 2004. The business already ceded through June 30, 2004, will continue to be subject to the agreement as it runs off.

During 2003, we completed the integration of APAC operations and transitioned the management of APAC and Intermed into First Professionals. During the fourth quarter 2003, we negotiated and completed the commutation of our reinsurance with Gerling. We also negotiated our primary excess of loss reinsurance program renewal for 2004 at a reduced cost for the first time in several years. Finally, we played an active part in tort reform on behalf of our policyholders, as well as the health care economy and the citizens of the State of Florida.

Financial data of our insurance segment for the three years ended December 31, 2005, 2004 and 2003 is summarized in the table below. Dollar amounts are in thousands.

		Percentage		Percentage
	2005	Change	2004	Change	2003
Direct and assumed premiums written	$289,022	-8%	312,728	-8%	340,741
Net premiums written	$251,814	31%	192,532	35%	143,134

Net premiums earned	$226,042	51%	149,676	14%	131,665
Net investment income	25,005	21%	20,627	13%	18,285
Net realized investment (losses) gains	(980)	-125%	3,867	88%	2,052
Other income	641	1%	637	-33%	945
Intersegment revenues	52	-82%	286	1%	284
Total revenues	250,760	43%	175,093	14%	153,231

Net losses and LAE	166,657	33%	125,172	5%	118,974
Other underwriting expenses	36,440	191%	12,527	33%	9,443
Interest expense on debt	3,495	36%	2,564	-56%	5,886
Other expenses	8,247	11%	7,432	36%	5,445
Intersegment expenses	465	-84%	2,864	-33%	4,291
Total expenses	215,304	43%	150,559	5%	144,039

Income from continuing operations before income taxes	35,456	45%	24,534	167%	9,192
Less: Income tax expense	10,229	24%	8,262	246%	2,389
Income from continuing operations	25,227	55%	16,272	139%	6,803
Discontinued operations (net of income taxes)	—	0%	—	0%	—
Net income	$25,227	55%	16,272	139%	6,803

33: Form 10-K

Selected direct professional liability claim data as of December 31, 2005, 2004 and 2003 is summarized in the table below.  Dollar amounts are in thousands.

		Percentage		Percentage
	2005	Change	2004	Change	2003
Net Paid Losses and LAE on Professional Liability Claims:(1), (2)
Net paid losses on professional liability claims	$60,817	-10%	67,805	13%	60,138
Net paid LAE on professional liability claims	50,927	-1%	51,500	-2%	52,305

Net paid losses and LAE on professional liability claims	$111,744	-6%	119,305	6%	112,443

Total professional liability claims with indemnity payment	391	12%	350	24%	283

Total professional liability claims and incidents closed without indemnity payment	2,065	-4%	2,162	10%	1,965

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	940	1%	928	-49%	1,833
Total professional liability incidents reported during the period	941	-25%	1,261	3%	1,230
Total professional liability claims and incidents reported during the period	1,881	-14%	2,189	-29%	3,063
Total professional liability claims and incidents that remained open	4,587	-11%	5,145	-7%	5,507
__________
(1)
For the purpose of period over period comparison, net paid losses and LAE do not take into account $10.2 million received in connection with the APAL ceded reinsurance commutation during the second quarter of 2005, which would be a reduction to reported net paid losses and LAE.

(2)
For the purpose of period over period comparison, net paid losses and LAE do not take into account $23.2 million received in connection with the Gerling ceded reinsurance commutation during the fourth quarter of 2003, which would be a reduction to reported net paid losses and LAE.

Selected professional liability policyholder information as of December 31, 2005, 2004 and 2003 is summarized in the table below.

Professional Liability Policyholders Information:	2005	Percentage Change	2004	Percentage Change	2003
Medical professional liability policyholders (excludes fronting arrangements) (1)	14,055	-1%	14,158	1%	14,014

Professional liability policyholders under fronting arrangements	—	0%	—	-100%	2,041
__________
(1)
Professional liability policyholders (excluding fronting arrangements) includes policyholders whose individual insurance is 90% reinsured under facultative reinsurance agreements. For the periods ended December 31, 2004 and 2003, 111 and 95 such policyholders previously reported under fronting arrangements have been reclassified to professional liability policyholders (excluding fronting arrangements).

Form 10-K:34

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

HANNOVER RE NET ACCOUNT QUOTA SHARE REINSURANCE AGREEMENT
The results of our insurance segment include the effects of a significant net account quota share reinsurance agreement with the Hannover Re companies. Amounts ceded under the Hannover Re net account quota share reinsurance agreement for the three years ended December 31, 2005, 2004 and 2003 are summarized in the table below. Dollar amounts are in thousands.

		Percentage		Percentage
	2005	Change	2004	Change	2003
Ceded premiums written	$660	101%	(50,357)	40%	(84,255)

Ceded premiums earned	$(8,373)	89%	(75,675)	13%	(87,256)
Ceded losses and LAE incurred	$5,814	-90%	57,538	-19%	70,967
Ceded other underwriting expenses	$2,922	-87%	22,710	3%	22,065
Net increase in underwriting margin	$363	-92%	4,573	-21%	5,776

Other expenses	$(6,643)	7%	(7,152)	-59%	(4,492)

Net (decrease) increase in income from continuing operations before income taxes	$(6,280)	-144%	(2,579)	-301%	1,284

Net (decrease) increase in net income	$(3,858)	-144%	(1,582)	-301%	789

Insurance
Comparison for the Years Ended December 31, 2005 and 2004

Insurance net income increased 55% to $25.2 million for the year ended December 31, 2005 from $16.3 million for the year ended December 31, 2004. The increase in net income was primarily due to increases in underwriting and operating profits on higher net premiums earned and higher net investment income. The improvement in our net losses and LAE incurred relative to net premiums earned is primarily the result of rate increases and other improvement in our underwriting results. The increases in underwriting profit were partially offset by higher other underwriting expenses due mainly to a reduction in ceding commissions earned and to a lesser extent, lower fees, net of related expenses, under former fronting programs. The decrease in ceding commissions resulted primarily from the elimination of further cessions under the Hannover Re net account quota share reinsurance agreement effective June 30, 2004. Partially offsetting the increases in net income were net realized investment losses in the current year, compared with net realized investment gains for 2004, and higher interest expense on debt.

Direct and assumed premiums written decreased 8% to $289.0 million for the year ended December 31, 2005 from $312.7 million for the year ended December 31, 2004. The decrease in direct and assumed premiums written for the year ended December 31, 2005 is primarily attributable to our planned exits from fronting programs and non-core states. We began exiting our fronting programs in 2002 to create capacity for our core MPL insurance business. All of these programs are now in run-off. The decrease was partially offset by the effects of pricing improvements and an increase in the number of policyholders.

Net premiums written increased 31% to $251.8 million for the year ended December 31, 2005 from $192.5 million for the year ended December 31, 2004. The increase for the year ended December 31, 2005 reflects the termination of cessions under the Hannover Re net account quota share reinsurance agreement, which resulted in a decrease in ceded written premiums of $51.0 million and a corresponding increase in net premiums written for the year ended December 31, 2005, when compared with the year ended December 31, 2004. As cessions under the Hannover Re net account quota share reinsurance agreement were terminated as of June 30, 2004, the agreement did not have a significant impact on net premiums written for the year ended December 31, 2005 and net premiums written during the second half of 2004 and will not have a significant impact in future quarters.

35: Form 10-K

Net premiums earned increased 51% to $226.0 million for the year ended December 31, 2005 from $149.7 million for the year ended December 31, 2004.  The increase is primarily the result of the termination of cessions under the Hannover Re net account quota share reinsurance agreement, under which ceded earned premiums were $8.4 million and $75.7 million for the years ended December 31, 2005 and 2004, respectively.  The decrease in ceded earned premiums earned under the agreement resulted in a corresponding increase in net premiums earned.  Termination of the agreement is expected to result in relatively higher net premiums earned during the first half of 2006 as compared with net premiums earned on the corresponding business for the first half of 2005.  Partially offsetting the increase in net premiums earned was the non-renewal, effective July 1, 2004, of the excess of loss reinsurance treaty under which First Professionals had previously assumed reinsurance from PRI.

Our investment revenues, which are comprised of net investment income and net realized investment gains and losses, decreased 2% to $24.0 million for the year ended December 31, 2005 from $24.5 million for the year ended December 31, 2004. Net investment income increased primarily as a result of recent growth in our investment portfolio corresponding with increases in our insurance business and to a lesser extent an increase in our overall average yield. Offsetting the increase in net investment income for the year ended December 31, 2005 were net realized investment losses, compared with net realized investment gains for the year ended December 31, 2004. Included in net realized investment losses for the year ended December 31, 2005 was an other-than-temporary impairment charge of $0.7 million related to certain of our corporate fixed maturity securities. The net realized investment gains for the year ended December 31, 2004 were partially generated in the process of repositioning our portfolio to increase our mix of tax-exempt investments. Also included in net realized investment gains for the year ended December 31, 2004 was a gain of $2.1 million related to the sale of an investment in a limited partnership.

Net losses and LAE incurred increased 33% to $166.7 million for the year ended December 31, 2005 from $125.2 million for the year ended December 31, 2004. The growth in net losses and LAE incurred is associated with the growth in premiums. Our loss and LAE ratios (defined as the ratio of net losses and LAE incurred to net premiums earned) were 74% and 84% for the years ended December 31, 2005 and 2004, respectively. The lower increase in our net losses and LAE incurred relative to the net premiums earned and corresponding decrease in our loss ratio primarily reflect pricing and other improvements in our insurance business and the resulting improvement in our underwriting results. The improvement in our loss and LAE ratio for the year ended December 31, 2005 reflects the impact of pricing improvements and underwriting actions and favorable claims results, mainly lower numbers of newly reported claims and incidents and stable severity.

Selected direct professional liability insurance claims data
Net paid losses and LAE on professional liability claims decreased 6% to $111.7 million for the year ended December 31, 2005 from $119.3 million for the year ended December 31, 2004. The number of professional liability claims closed with indemnity payment (“CWIP”) increased 12% to 391 for the year ended December 31, 2005 from 350 for the year ended December 31, 2004. The percentage of CWIP to all closed claims and incidents for the year ended December 31, 2005 was 16%, compared to 14% for the year ended December 31, 2004.

The lower closed claim measures reported for the year ended December 31, 2005, including net paid losses and LAE on professional liability claims, and claims and incidents closed are primarily due to our stricter claims philosophy and a decrease in frequency. Also contributing to the lower net paid losses and LAE on professional liability claims was the lower retention after reinsurance in prior years, which reflects the inherent time lag between when premiums are earned and related claims are paid and closed. The number of professional liability claims with indemnity payment was slightly higher; however this was primarily due to an increase in the number of claims that were processed and closed that were already in inventory, as opposed to adverse loss experience. Such fluctuations among periods are not unusual and although the current percentage of CWIP to all claims and incidents closed is slightly higher, it remains within a reasonable range of outcomes for the period relative to our carried reserves.

Form 10-K:36

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Other underwriting expenses increased 191% to $36.4 million for the year ended December 31, 2005 from $12.5 million for the year ended December 31, 2004. The increase in other underwriting expenses is primarily the result of a decrease in ceding commissions resulting from the termination of the Hannover Re net account quota share reinsurance agreement. In addition, the exit of our fronting programs has resulted in lower fronting fees, net of related expenses, resulting in a corresponding increase in other underwriting expenses. Other underwriting expenses include a reduction of $1.7 million, which represents the proceeds from the settlement of litigation.

Interest expense on debt increased 36% to $3.5 million for the year ended December 31, 2005 from $2.6 million for the year ended December 31, 2004. The increase is due to increases in the three-month LIBOR, which is the base rate used to determine the interest on our long-term debt. The interest rates on our long-term debt ranged from 8.09% to 8.61% as of December 31, 2005. We have hedging instruments in place, with maturity dates in 2008, for the purpose of limiting the maximum floating rate interest cost on our long-term debt should the three-month LIBOR continue to increase.

Income taxes increased 24% to $10.2 million for the year ended December 31, 2005 from $8.3 million for the year ended December 31, 2004. The increase in income tax expense reflects our higher income from continuing operations before income taxes. Our effective income tax rates were 29% and 34% for the years ended December 31, 2005 and 2004, respectively. The decrease in our effective income tax rate is primarily due to an increase in tax-exempt investment income and non-recurrence of a $0.75 million provision for income tax contingencies identified in an IRS examination that was included in income tax expense for the year ended December 31, 2004. During 2005, we reached a settlement with the IRS with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001. The settlement is currently pending approval by the Congressional Joint Committee on Taxation. We do not expect significant adjustments to develop as a result of the Congressional Joint Committee’s review. Our income tax returns for the years subsequent to December 31, 2001 have not been examined by the IRS and remain open under the statute of limitations.

Other expenses is comprised primarily of finance charges associated with funds withheld under the Hannover Re net account quota share reinsurance agreement, which were $6.6 million and $7.2 million for the years ended December 31, 2005 and 2004, respectively. Growth in these finance charges contributed to the increase in other expenses and is due to the growth in the amount of funds withheld for business ceded under this agreement through June 30, 2004. As discussed elsewhere, we exercised our option to terminate future cessions under the agreement as of June 30, 2004. Other expenses for the year ended December 31, 2005 also includes a charge for compensation and benefits costs associated with the resignation of certain former officers in accordance with the terms of their respective employment agreements and an impairment charge associated with one of our intangible assets, which was written down to $0.

Insurance
Comparison for the Years Ended December 31, 2004 and 2003

Insurance net income increased 139% to $16.3 million for the year ended December 31, 2004 from $6.8 million for the year ended December 31, 2003. The increase in net income was primarily the result of increases in net premiums earned driven by rate increases implemented during 2003 and declines in the proportion of our premiums ceded to reinsurers as a result of the lower cost of our excess of loss reinsurance program, and lower interest costs related to debt and intersegment expenses. Partially offsetting these developments were a reduction in ceding commissions and an increase in other underwriting expenses. The decrease in ceding commissions resulted from the elimination of further cessions under the Hannover Re net account quota share reinsurance agreement as of June 30, 2004. The increase in other underwriting expenses was driven by the cancellation of fronting programs and an increase in corporate expenses associated with Sarbanes-Oxley compliance. Other expenses increased due to growth in finance charges associated with the Hannover Re net account quota share reinsurance agreement.

37: Form 10-K

Direct and assumed premiums written decreased 8% to $312.7 million for the year ended December 31, 2004 from $340.7 million for the year ended December 31, 2003. The decrease in direct and assumed premiums written is primarily attributable to our planned exits from fronting programs and non-core states. We began exiting our fronting programs in 2002 to free up capacity for our core MPL insurance business and all of our previous programs are now in run-off. Also contributing to the decrease was the non-renewal of the excess of loss reinsurance treaty under which First Professionals assumed reinsurance from PRI. Direct premiums written for the year ended December 31, 2004 excluding premiums under fronting programs increased 2% to $273.3 million for the year ended December 31, 2004 from $268.5 million for the year ended December 31, 2003. The increase in direct premiums written excluding premiums under fronting programs reflects a combination of factors including increased insurance rates offset by an overall shift in the mix of policies written and renewed, primarily by First Professionals, towards lower limits of coverage. The total number of MPL insurance policyholders increased 1% to 14,158 at December 31, 2004 from 14,014 at December 31, 2003. The 1% net increase in the number of policyholders was comprised of an increase in policyholders in Florida of 1,287, or 13%, offset by reductions in policyholders at Intermed and in non-core states totaling 1,143 during 2004.

Net premiums written increased 35% to $192.5 million for the year ended December 31, 2004 from $143.1 million for the year ended December 31, 2003. Approximately $33.9 million, or 69%, of the $49.4 million increase in net premiums written for 2004 was the result of the termination of the Hannover Re net account quota share reinsurance agreement, as of June 30, 2004. First Professionals had been ceding 50% of its direct MPL insurance premiums under this reinsurance agreement. In addition to the factors affecting direct premiums, lower reinsurance costs in 2004 as compared with 2003 under the excess of loss reinsurance program also contributed to higher net premiums written.

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

Our investment revenues increased 20% to $24.5 million for the year ended December 31, 2004 from $20.3 million for the year ended December 31, 2003. Net investment income increased primarily as a result of recent growth in our fixed income investment portfolio corresponding with increases in our insurance business. Net realized investment gains increased primarily as a result of lower other-than-temporary impairments in 2004 when compared with 2003. During 2003 we recognized losses of $5.3 million for other-than-temporary impairments of two private equity holdings, of which $4.5 million was related to our investment in APAL. In 2004 we recognized an additional other-than-temporary impairment of $0.8 million related to our investment in APAL. With the recognition of this impairment, we have written our investment in APAL down to $0. Net realized investment gains in 2004 also included a gain of $2.1 million related to the sale of an investment in a limited partnership.

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

Form 10-K:38

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Selected direct professional liability insurance claims data
Net paid losses and LAE on professional liability claims increased 6% to $119.3 million for the year ended December 31, 2004 from $112.4 million for the year ended December 31, 2003. The number of CWIP increased 24% to 350 for the year ended December 31, 2004 from 283 for the year ended December 31, 2003. The percentage of CWIP to all closed claims and incidents for year ended December 31, 2004 was 14% compared to 13% for the year ended December 31, 2003.

The increase in net paid losses and LAE on professional liability claims and claims and incidents closed was generally to be expected and consistent with the growth in our insurance business, considering the inherent time lag until the related claims are settled and closed. The percentage of CWIP to all claims and incidents  closed slightly increased in 2004 when compared with 2003, which is within a reasonable range of outcomes for the period relative to carried reserves. The percentage of CWIP to all claims and incidents closed has improved significantly when compared with the percentage of CWIP to all claims and incidents  closed for the year ended December 31, 2000, which was 18%. This significant improvement is largely the result of a stricter claims philosophy and related management initiatives implemented beginning in 2001. In addition, we also believe that our application of disciplined underwriting and risk selection criteria have helped minimize claims.

Newly reported claims and incidents decreased 29% to 2,189 for the year ended December 31, 2004 from 3,063 for the year ended December 31, 2003. The significant decrease was primarily related to a speed up in claims reporting that was experienced during 2003. This resulted in a higher than usual number of claims reported in 2003, as plaintiffs’ attorneys accelerated case filings to precede the effective date of tort reform legislation passed in Florida in the fall of 2003, which was followed by lower reported claims in subsequent periods.

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

Interest expense on debt decreased 56% to $2.6 million for the year ended December 31, 2004 from $5.9 million for the year ended December 31, 2003. The significant decrease in interest expense on debt for 2004 is primarily due to the retirement of our former bank debt during 2003, which carried higher total borrowing costs, through refinancing in the form of private issuances of long-term debt securities and by repayment using internally generated funds. Included in interest expense on debt for 2003 are charges of $2.5 million related to the unwinding of swap agreements associated with our former bank debt.

Income taxes increased 246% to $8.3 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The increase in income taxes for the year ended December 31, 2004 compared to the year ended December 31, 2003 is primarily due to higher taxable income. Income tax expense for 2004 also includes a $0.75 million provision for income tax contingencies identified in a current IRS examination. We also incurred additional state income taxes in 2004 from the amendment of certain prior year state income tax returns.

Other expenses is comprised primarily of finance charges associated with funds withheld under the Hannover Re net account quota share reinsurance agreement, which were $7.2 million and $4.5 million for the years ended December 31, 2004 and 2003, respectively. Growth in these finance charges contributed to the increase in other expenses and is due to the growth in the amount of funds withheld for business ceded under this agreement through June 30, 2004. As discussed elsewhere, we exercised our option to terminate future cessions under the agreement as of June 30, 2004.

39: Form 10-K

Insurance Management Segment
Our insurance management segment is made up of the following subsidiaries: AFP, PRM, and FPIC Intermediaries, Inc., all of which are wholly owned, and PMA, of which we own 80%. AFP provides services as an attorney-in-fact for PRI, an insurance reciprocal domiciled in New York. PRM acts as attorney-in-fact for PaPRI, which was formed to take the place of the unrelated fronting carrier that previously had underwritten, and ceded as reinsurance to PRI, medical professional liability insurance program business in Pennsylvania. PaPRI commenced underwriting the Pennsylvania program business effective July 1, 2004.

We do not own the Reciprocals; rather, they are owned by and operated for the benefit of their policyholders. Pursuant to our management agreements with the Reciprocals, we receive fees and certain expense reimbursements, but we do not bear the associated insurance underwriting risks. Additional information about our management agreement and relationship with the Reciprocals can be found in Item 1. Business and Item 1A. Risk Factors.

Financial and selected other data for the insurance management segment for the years ended December 31, 2005, 2004 and 2003 is summarized in the table below. Dollar amounts are in thousands.

		Percentage		Percentage
	2005	Change	2004	Change	2003
Insurance management fees	$41,700	7%	39,100	47%	26,582
Net investment income	241	91%	126	9%	116
Commission income	2,000	-68%	6,193	13%	5,496
Other income	108	-45%	197	110%	94
Intersegment revenues	515	-82%	2,914	-32%	4,316
Total revenues	44,564	-8%	48,530	33%	36,604

Insurance management expenses	31,158	7%	29,193	37%	21,241
Other expenses	121	-43%	213	0%	213
Total expenses	31,279	6%	29,406	37%	21,454

Income from continuing operations before income taxes and minority interest	13,285	-31%	19,124	26%	15,150
Less: Income tax expense	5,608	-30%	8,006	29%	6,217

Income from continuing operations before minority interest	7,677	-31%	11,118	24%	8,933
Less: Minority interest in (loss) income of consolidated subsidiary	(118)	-148%	248	164%	94
Income from continuing operations	7,795	-28%	10,870	23%	8,839
Discontinued operations (net of income taxes)	—	0%	—	0%	—
Net income	$7,795	-28%	10,870	23%	8,839

Insurance Management
Comparison for the Years Ended December 31, 2005 and 2004

Insurance management net income decreased 28% to $7.8 million for the year ended December 31, 2005 from $10.9 million for the year ended December 31, 2004. The decrease is primarily due to lower commission income earned for the placement of insurance premiums and an increase in claims administration and management expenses. Partially offsetting this decrease were higher management fees as a result of management fees earned by PRM for the administration of PaPRI. PRM began managing PaPRI, and therefore earning management fees, beginning with the third quarter of 2004.

Form 10-K:40

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Insurance management fees earned by the insurance management segment are entirely comprised of management fees from the Reciprocals. Under the management agreement between AFP and PRI, AFP receives a management fee equal to 13% of PRI’s direct premiums written, and under the management agreement between PRM and PaPRI, PRM receives a management fee equal to 21% of PaPRI’s direct premiums written. As such, changes in the direct premiums written by the Reciprocals result in corresponding changes in management fees earned by our insurance management segment. Insurance management fees increased 7% to $41.7 million for the year ended December 31, 2005 from $39.1 million for the year ended December 31, 2004. The increases are primarily due to an increase in premiums written by PaPRI, which commenced operations effective July 1, 2004.

Commission income decreased 68% to $2.0 million for the year ended December 31, 2005 from $6.2 million for the year ended December 31, 2004. The decline in commission income is primarily due to the decrease in insurance premiums placed by PMA with a third party carrier under a former PRI professional liability insurance program in Pennsylvania. Commission income also declined due to decreases in brokerage commissions earned by FPIC Intermediaries, Inc. due to reduced reinsurance needs at PRI and at our insurance subsidiaries. The need for reinsurance and the terms and conditions of the reinsurance agreements of our insurance subsidiaries and PRI are reviewed on an annual basis, which can result in fluctuations in the amount of commission income earned from period to period.

Insurance management expenses increased 7% to $31.2 million for the year ended December 31, 2005 from $29.2 million for the year ended December 31, 2004. The increase in insurance management expenses is due to an increase in operating expenses at AFP. The increase in operating expenses at AFP is primarily the result of the growth in business at PaPRI and PRI.

Insurance Management
Comparison for the Years Ended December 31, 2004 and 2003

Insurance management net income increased 23% to $10.9 million for the year ended December 31, 2004 from $8.8 million for the year ended December 31, 2003. The increase is primarily due to higher management fees. The growth in management fees was the result of growth in premiums written at PRI, a significant portion of which was due to the acquisition of two new institutional clients, and higher insurance premiums placed by PMA under a PRI professional liability insurance program. The new institutional clients were acquired in the first and third quarters of 2004. Partially offsetting the positive effect of higher revenues on net income were higher claims administration and management expenses.

Insurance management fees increased 47% to $39.1 million for the year ended December 31, 2004 from $26.6 million for the year ended December 31, 2003. The increase in claims administration and management fees is due to a corresponding increase in direct written premiums by PRI. Two new institutional clients have added approximately $56 million to PRI’s 2004 annual written premiums. The addition of these new accounts had the effect of increasing AFP’s management fee revenue by $7.3 million for the year ended December 31, 2004. Subsequent to entering into the agreement with PRI, certain physicians of one of the institutional clients decided to self insure. The effect of these cancellations is reflected in the fourth quarter of 2004. Also, PRM commenced operations effective July 1, 2004 and had management fee revenues of $0.9 million for the year ended December 31, 2004.

Commission income increased 13% to $6.2 million for the year ended December 31, 2004 from $5.5 million for the year ended December 31, 2003. The increase in commission income earned in 2004 is primarily the result of an increase in insurance premiums placed by PMA under a PRI professional liability insurance program.

41: Form 10-K

    Insurance management expenses increased 37% to $29.2 million for the year ended December 31, 2004 from $21.2 million for the year ended December 31, 2003. The increase in insurance management expenses is due to the increase in operating expenses at AFP and commission expenses at PMA. The increase in operating expenses at AFP is primarily the result of the growth of PRI’s business. The increase in commission expenses at PMA was associated with an increase in premiums written and placed under a PRI professional liability insurance program. Also contributing to the increase in insurance management expenses for the year ended December 31, 2004 were direct costs associated with compliance with the Sarbanes-Oxley Act of 2002 of approximately $1.0 million.

TPA Segment (Discontinued Operations)
Our TPA segment was comprised of our former wholly owned subsidiary EMI. Effective April 30, 2005, we sold our former third party administration segment’s employee benefits administration business to WebTPA, Inc.  As consideration for the sale, we received $0.6 million, which was comprised of $0.4 million in cash and a $0.2 million interest bearing note receivable.  A pre-tax gain of $0.4 million was recognized on the sale. Effective June 2, 2005, we sold EMI to a private investor. As consideration for the sale we received $3.5 million in cash. A pre-tax gain of $1.0 million was recognized on the sale. In connection with these sales, we became subject to certain usual and customary obligations related to the indemnification of each buyer for commitments and contingencies that existed as of the respective sale dates. In addition, the sale agreement calls for us to be contractually liable for a specific line of business meeting certain revenue targets and to pay an amount to the private investor should WebTPA, Inc. exercise specified rights under the May 2005 purchase agreement. No amounts have been included in our consolidated financial statements related to these contractual liabilities as the contingencies are not believed to be probable. See Item 8. Financial Statements and Supplementary Data, Note 19, Discontinued Operations, for additional information about the sale of our TPA segment. Financial data for the TPA segment for the years ended December 31, 2005, 2004 and 2003 is summarized in the table below. Dollar amounts are in thousands.

		Percentage		Percentage
	2005	Change	2004	Change	2003

Income from continuing operations	$—	0%	—	0%	—

Discontinued Operations

Income from discontinued operations (net of income taxes)	369	-73%	1,375	11%	1,239
Gain on disposal of discontinued operations (net of income taxes)	1,733	0%	—	0%	—
Discontinued operations	2,102	53%	1,375	11%	1,239

Net income	$2,102	53%	1,375	11%	1,239

Form 10-K:42

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, we possess assets that consist primarily of the stock of our subsidiaries, and of other investments. The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include net earnings from and overhead allocations to our insurance management segment and management fees and dividends from our insurance segment. The net earnings of our insurance management segment are derived by providing management services to the Reciprocals and reinsurance brokerage services to these same companies and our insurance subsidiaries. Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services. In accordance with limitations imposed by Florida and Missouri laws, our insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay us dividends of approximately $19.7 million during 2006 without prior regulatory approval.

Under the terms of the management agreements with our insurance subsidiaries, we receive management fees equal to 115% of the costs incurred. The additional 15% provision in the First Professionals and APAC management fees is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements. In the case of the agreement with APAC, the total annual management fees are also limited to an amount not to exceed those that would have been paid under the terms of its former management agreement. The payment of losses and LAE and insurance operating expenses (including reinsurance costs) in the ordinary course of business are the principal needs for our insurance subsidiaries’ liquid funds. The principal sources of cash from their operations to meet on-going liquidity requirements are the premiums collected for the insurance sold, and income on the investment of those funds.

A number of factors could cause unexpected changes in our consolidated liquidity and capital resources, including but not limited to, the following:

•	Unexpected changes in the direct written premiums of the Reciprocals we manage resulting in unanticipated changes in liquidity provided by our insurance management segment;
•
Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force resulting in unanticipated changes in liquidity provided by our insurance segment;

•	Unexpected changes in the amounts needed to defend and settle claims at our insurance segment;
•	Unexpected changes in operating costs, including new or increased taxes at both our business segments;
•	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables at our insurance segment; and
•	Possible impairment of any of our investments.

Furthermore, liquidity and capital risks can come about as the result of the broader business and financial risks facing us, including the uncertainties and factors disclosed in the Item 1A, Risk Factors, above. Many, if not most, of these types of uncertainties could have a corresponding and materially negative effect on our liquidity and capital resources, as well as our financial condition and results of operations.

43: Form 10-K

Sources of liquidity include cash from operations, financing arrangements and routine sales of investments. As reported in the consolidated statement of cash flows, net cash provided by operating activities was $104.5 million for the year ended December 31, 2005 compared with $64.9 million and $89.9 million for the years ended December 31, 2004 and 2003, respectively. The majority of the increase in net cash provided by operating activities for the year ended December 31, 2005 is attributable to higher reinsurance recoveries and higher retention of our insurance business due to lower reinsurance ceded. The lower reinsurance for the year ended December 31, 2005 was due in large part to the termination of the Hannover Re net account quota share agreement as of June 30, 2004. Cash flows from operating activities also increased due to a decrease in net loss and LAE payments as a percentage of net premiums written. Cash flows from operating activities for the year ended December 31, 2005 also include the proceeds from the commutation of the former 25% quota share reinsurance agreement with APAL and collection of amounts, which did not occur in 2004. Amounts collected from PRI also increased for the year ended December 31, 2005.

Net cash flows used in investing activities was $132.1 million for the year ended December 31, 2005, which was net of $3.9 million received from the disposition of our former TPA segment. Net cash flows used in investing activities were $24.9 million and $91.1 million for the years ended December 31, 2004 and 2003, respectively. The changes in net cash flows used in investing activities are due primarily to net purchases of fixed maturity securities, including short-term investments, which are dependent on cash flows from operating activities and our current investment strategy. Net purchases of fixed maturity securities were $133.1 million in 2005, compared with $25.1 million and $89.2 million in 2004 and 2003, respectively.

Net cash flows provided by financing activities were $2.1 million and $3.2 million for the years ended December 31, 2005 and 2004, respectively. Cash flows of $0.3 million were used for financing activities for the year ended December 31, 2003. Net cash flows provided by financing activities decreased in 2005 primarily due to the repurchase of common shares under our stock repurchase program, which totaled $1.5 million. Net cash flows were used in investing activities in 2004 due to the settlement and purchase of derivative hedging instruments in association with the refinancing of our previous revolving credit facility and term loan with long-term debt.

As of December 31, 2005, we had cash and investments of $773.8 million. Included within cash and investments were cash and cash equivalents of $102.7 million and short-term investments and fixed maturity securities, available for sale, with a fair value of approximately $46.6 million and $47.4 million, respectively, that have scheduled maturities during the next twelve months. We believe that our cash and investments as of December 31, 2005, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next twelve months.

Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. We believe that our cash balances, cash flow from operations, routine sales of investments and the liquidity provided by our long-term debt, as discussed below, are adequate to meet expected cash requirements.

Form 10-K:44

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions. We have accessed the debt market from time to time. The following table summarizes the components of our capital resources at December 31, 2005 and 2004.

	As of December 31, 2005	As of December 31, 2004
Long-term debt	$46,083	$46,083
Shareholders' equity	$249,590	$217,120

Ratio of debt to total capitalization	15.6%	17.5%

Long-term debt
As our business has grown, so has our need for capital to support our operations and maintain our ratings. In recent years, we have taken actions to obtain additional capital for general corporate purposes, including supporting growth by our insurance subsidiaries. During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts.

The securities are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 8.09% to 8.61% as of December 31, 2005). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased interest rate collars designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of thirty years and are due in May and October 2033.

Other Significant Financial Position Accounts
Reinsurance recoverable on paid losses decreased $4.5 million to $14.6 million as of December 31, 2005 from $19.1 million as of December 31, 2004. The decrease is primarily due to the receipt of amounts recoverable under our primary excess of loss reinsurance treaty and the commutation of the quota share agreement with APAL, whereby we received $2.6 million for paid losses recoverable.

Due from reinsurers on unpaid losses decreased $29.6 million to $303.8 million as of December 31, 2005 from $333.4 million as of December 31, 2004. The decrease is primarily due to a decrease of $28.6 million in ceded loss and LAE reserves under the Hannover Re net account quota share agreement as a result of the termination of further cessions under the agreement as of June 30, 2004. Also contributing to the decrease was the commutation of the quota share agreement with APAL, whereby $10.2 million of loss and LAE reserves and corresponding funds were received from APAL. Partially offsetting the decrease was an increase in ceded loss and LAE reserves under one of our former fronting programs during the fourth quarter of 2005.

45: Form 10-K

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. At December 31, 2005 our receivable from reinsurers was approximately $332.5 million. We have not experienced any difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet their obligations, adjustments to the amounts recoverable would be reflected in the results of current operations. The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5 million or more as of December 31, 2005. Dollar amounts are in thousands.

Reinsurer	A.M. Best Rating as of December 31, 2005	Amount Recoverable as of December 31, 2005	Amount Recoverable as of December 31, 2004
Physicians Reciprocal Insurers	Not Rated *	$65,346	41,129
Hannover Ruckversicherungs	A	37,622	44,023
Lloyd's Syndicate	A	33,720	38,591
Transatlantic Reinsurance Company	A+	19,352	20,392
Partner Reinsurance Co	A+	11,732	10,151
APAL (SPC) Limited	Not Rated *	8,866	15,926
Berkley Insurance Company	A	6,528	—
CX Reinsurance Company	NR-3 *	5,045	—
Other reinsurers		39,707	75,855
Total		$227,918	246,067
__________
*  We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from these reinsurers, which are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.

Ceded unearned premiums decreased $14.0 million to $14.1 million as of December 31, 2005 from $28.1 million as of December 31, 2004. Approximately $9.1 million of the reduction is due to a decrease in ceded unearned premiums under the Hannover Re net account quota share reinsurance agreement, which was terminated and placed into run-off. The remainder of the decrease is primarily due to the reduction of ceded premiums under former fronting programs.

Other assets decreased $13.5 million to $25.8 million as of December 31, 2005 from $39.3 million as of December 31, 2004. The decrease is due in part to a reduction in the amount due from PRI of $5.4 million. In addition, other assets as of December 31, 2004 included an amount due from broker of $4.1 million related to investment sale transactions entered into prior to December 31, 2004 and settled during January 2005. Other assets at December 31, 2004 also included $2.1 million of assets held by our previously owned TPA segment.

The liability for losses and LAE decreased $28.4 million to $663.5 million as of December 31, 2005 from $635.1 million as of December 31, 2004. The decrease is primarily attributable to reductions in loss and LAE reserves on former fronting programs of approximately $13.0 million, all of which have been terminated and placed into run-off. Partially offsetting the decrease was growth in our core MPL insurance business. For additional information on our accounting policy for loss and LAE reserves, see the discussion under Critical Accounting Policies and Estimates and the discussion included in Item 8. Financial Statements and Supplementary Data, Note 6, Liability for Losses and LAE.

Form 10-K:46

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Reinsurance payable decreased $30.0 million to $104.6 million as of December 31, 2005 from $134.6 million as of December 31, 2004. The decrease is primarily the result of a $30.0 million reduction in the funds withheld balance under the Hannover Re net account quota share reinsurance agreement.

Contractual Obligations and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements. These include: (1) derivative financial instruments, which are used to hedge interest rate risk, (2) guarantees by us and contractual obligations related to the trust preferred securities issued by separately created, unconsolidated trusts, (3) a contingent liability under an amendment made to AFP’s management agreement with PRI, effective January 1, 2002, (4) employee benefit plans, (5) two irrevocable letters of credit issued in favor of the lessor under operating leases and (6) a contractual liability related to the sale of our former TPA segment. We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2005, which would give rise to previously undisclosed market, credit or financing risk.

(1) Derivative financial instruments
As noted above, we use interest rate collars as a hedge to maintain the total borrowing costs of our long-term debt (interest expense on the debt instruments, plus or minus cash flows under the interest rate collar instruments) to within specified ranges. Our total borrowing costs on long-term debt combined with the corresponding cash flows under the related interest rate collars can fluctuate between $2.3 million to $3.8 million annually, until such time as the interest rate collars expire. The interest rate collars are set to expire on dates corresponding with the first dates under the respective long-term debt agreements at which they can be retired by us at our option, which is five years from the date of issue in each case.

(2) Guarantees and contractual obligations of our trust preferred securities
We guarantee the floating rate interest and principal obligations under the trust preferred securities issued by three separately created, unconsolidated trusts. In addition, the indenture agreements relating to our junior subordinated debentures and trust preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank in equal standing with, or are junior in interest to, capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC. See Item 8. Financial Statements and Supplementary Data, Note 12, Long-term debt, for additional disclosures about our trusts and junior subordinated debentures.

(3) Contingent liability of AFP
AFP has an exclusive ten year management agreement with PRI. During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss. In connection with the amendment, AFP agreed to consider certain years open for a period of five years for re-determination based on possible adjustments, if any. There have been no adjustments to date. For additional information about the management agreement between AFP and PRI, see Item 1, Business and Item 1A, Risk Factors.

47: Form 10-K

(4) Employee Benefit Plans
We provide pension benefits to eligible employees through various defined benefit plans that we sponsor. For additional information about our employee benefit plans, see Item 8. Financial Statements and Supplementary Data, Note 15, Employee Benefit Plans.

The costs and liabilities that we record for our defined benefit plans are significantly affected by changes in assumptions used to calculate those costs and liabilities. The assumptions include discount rates, benefits earned, interest cost, expected return on plan assets and other factors. Significant changes in these factors may result in volatility in pension costs and liabilities. Also, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While we believe that the assumptions used are appropriate, changes in assumptions or differences in actual experience may affect our future pension costs and obligations.

Historical returns of multiple asset classes were analyzed to develop a risk-free rate of return and risk premiums for each asset class included within our defined benefit plans. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

The following table illustrates, in thousands, the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2005:

	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 Basis point increase in the discount rate	$(394)	(1,491)
25 Basis point decrease in the discount rate	$417	1,597

(5) Irrevocable letters of credit
We have issued two irrevocable letters of credit in the amount of $500,000 each as collateral under operating leases for the buildings occupied by AFP in Manhasset and Lake Success, New York. We also issue irrevocable letters of credit or place assets in trust under our assumed reinsurance contracts with PRI. The assets in trust and letters of credit serve as collateral to corresponding insurance liabilities recorded on our balance sheet and are not considered to be off-balance sheet obligations. Finally, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

(6) Contractual liabilities related to our former TPA segment
In May 2005, we sold the employee benefits administration assets of our TPA segment to WebTPA, Inc. for consideration of $0.6 million. In June 2005, we sold the remaining operations of our former TPA segment to a private investor for consideration of $3.5 million. In connection with these sales, we became subject to certain usual and customary obligations related to the indemnification of each buyer for commitments and contingencies that existed as of the respective sale dates. In addition, the sale agreement calls for us to be contractually liable for a specific line of business meeting certain revenue targets and to pay an amount to the private investor should WebTPA, Inc. exercise specified rights under the May 2005 purchase agreement. No amounts have been included in our consolidated financial statements related to these contractual liabilities as the contingencies are not believed to be probable.

Form 10-K:48

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

    The following table summarizes, in thousands, our significant contractual obligations and commitments as of December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional information regarding these obligations is provided in Item 8. Financial Statements and Supplementary Data, Note 12, Long-term debt, Note 15, Employee Benefit Plans, and Note 18, Commitments and Contingencies.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations:
Liability for losses and LAE(1)	$663,466	212,246	265,343	101,307	84,570
Long-term debt obligations(2)	46,083	—	—	—	46,083
Interest on long-term debt(3)	115,811	3,840	7,680	7,680	96,611
Capital lease obligations	—	—	—	—	—
Operating lease obligations	13,067	2,996	5,397	2,408	2,266
Employee benefit plan obligations(4)	4,740	4,740	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	1,693	436	838	419	—
Total	$844,860	224,258	279,258	111,814	229,530
_____________
(1)
The liability for losses and LAE represents our best estimate of the unpaid cost of settling claims, including claims that have been incurred but not yet reported. The estimated costs of settling claims are generally based upon past experience adjusted for current trends, and any other factors that would modify past experience. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently estimated and such differences could be material. The liability for losses and LAE are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable are reported separately in the consolidated statements of financial position. As of December 31, 2005, our reinsurance balances recoverable related to the liability for losses and LAE were $303.8 million in aggregate.

(2)	All long-term debt is assumed to be settled at its contractual maturity.
(3)	Interest on long-term debt is calculated using interest rates in effect at December 31, 2005 for variable rate debt.
(4)	Employee benefit plan obligations are comprised of approved plan contributions and our obligation should our defined benefit plans terminate as of December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. We have exposure to two principal types of market risk: interest rate risk and credit risk. Our market risk sensitive instruments are acquired for purposes other than trading.

Interest Rate Risk – fixed maturity securities. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate fluctuations results from our significant holdings of fixed maturity securities, which includes short-term investments, and comprised $664.3 million, or 99%, of the fair value of all our investment securities as of December 31, 2005. Fluctuations in interest rates have a direct impact on the market valuation of these securities and could have an impact on the results of our operations and cash flows. When interest rates rise, the market value of fixed maturity securities decline and when interest rates decline, the market value of fixed maturity securities increases. Some of our fixed maturity investments have call features. In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates. In a rising interest rate environment, we may sell these securities (rather than holding them to maturity) and receive less than we paid for them.

49: Form 10-K

We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs) in such a way so as to minimize the likelihood of having to liquidate investments at a loss before their maturity. Effective duration is a standard measure of interest rate sensitivity that takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds. The effective duration of our consolidated fixed maturity investment portfolio as of December 31, 2005 was approximately 3.6.

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on future earnings, fair values or cash flows of our investment portfolio as of December 31, 2005. The following table shows the interest rate sensitivity of our fixed maturity investment portfolio assuming a range of increases and decreases in market interest rates. For purposes of this interest rate analysis, each market interest rate change is assumed to be uniform across the portfolio.

	Interest Rate Sensitivity Analysis ($ in thousands)
	Hypothetical	Hypothetical		Hypothetical	Hypothetical
	Decrease	Decrease	Current	Increase	Increase
	– (200 bps)	– (100 bps)	Market	+ 100 bps	+ 200 bps
Fair value	$713,517	688,440	664,324	640,512	617,147
Fair value / Reported value	107%	104%	100%	96%	93%
_____________
This risk management analysis and the estimated amounts generated from the sensitivity analysis represent forward-looking statements about market risk assuming certain adverse market conditions occur. The analysis provided by us to illustrate the potential impact of changes in interest rates should not be considered projections of future events or losses.

Interest Rate Risk – long-term debt obligations and derivative financial instruments.  In addition to interest rate risk associated with our investments, we are also subject to interest rate risk associated with our long-term debt and derivative financial instruments. As of December 31, 2005, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures. Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread ranging from 3.85% to 4.20%. Our floating interest rates are adjusted quarterly.

We use interest rate collars to manage our total borrowing costs on our debt to within specified ranges. The interest rate collars and terms as of December 31, 2005 are presented below with their corresponding effects on the floating rate interest costs associated with our long-term debt.

	Maturity	LIBOR	LIBOR	Floor	Cap
Notional Amount	Date	Floor (1)	Cap (1)	Rate	Rate
$ 15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$ 5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%
_____________
(1)	Based on three-month LIBOR

Form 10-K:50

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Under the interest rate collars, when the three-month LIBOR interest rate exceeds the specified cap rate or falls below the specified floor rate, we receive or pay, respectively, the related cash flow equal to the difference in percentage times the notional principal under the respective contracts. The two portions of each contract working together, therefore, form a hedge against the effects of a rising three-month LIBOR rate above the cap or a falling three-month LIBOR rate below the floor. The notional amounts referenced in the interest rate collars equal related amounts on our long-term debt. The notional amounts of the contract are not exchanged. Therefore, working together, the excess of the interest expense on our securities over the cap rate, or the shortfall in interest expense under the floor, are offset by related receipts of excess interest under the caps, or the payment of the interest shortfall below the floor, respectively. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contract.

We have designated the interest rate collars as cash flow hedges. They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive (loss) income, net). The net effect of this accounting on our operating results is that interest expense on the floating interest rate debt being hedged is recorded based on a range of fixed interest rates.

The following table provides information about our long-term debt obligations and derivative financial instruments, namely our interest rate collars, which are sensitive to changes in interest rates.

	December 31, 2005	Projected Cash Flows (in thousands)
	Fair Value	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt:
Variable rate debt (1)	$46,083	$—	—	—	—	—	46,083	46,083
Average interest rate (3)	8.59%	8.74%	8.88%	8.88%	8.94%	8.99%	9.01%

Interest rate collars:
Receive amount (2)	$—	$94	156	156	—	—	—	406
Average pay rate (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Average receive rate (3)	0.00%	0.21%	0.35%	0.35%	0.41%	0.46%	0.48%
_____________
(1)	For debt obligations, the table presents principal cash flows.
(2)
For interest rate collars, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

(3)	Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2005.

    For additional information on our long-term debt obligations and our interest rate collars, see the sections entitled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Contractual Obligations, Commitments and Off-Balance Sheet Arrangements and Liquidity and Capital Resources.

Credit Risk.  Credit risk is the risk that issuers of securities owned by us will default, or other parties, primarily our insureds and reinsurers that owe us money, will not pay. Financial instruments that potentially expose us to concentrations of credit risk consist of fixed maturity investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverable related to unpaid losses and LAE and unearned premiums. Reinsurers that are neither authorized nor accredited by applicable state insurance departments (“unauthorized reinsurers”) are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to collateralize their respective balances due to us.

51: Form 10-K

    Our fixed maturity investment portfolio currently reflects an average Moody’s credit quality of Aa2. We primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks. Approximately 52% of our fixed maturity investment portfolio is allocated to the municipal sector in the form of tax-exempt securities. The balance is diversified through investments in treasury, agency, corporate and mortgage-backed securities. We purchase collateralized mortgage obligations in the context of our overall investment and asset class allocation strategy and, specifically, to help improve our yields and current income.

	% of Investments Held	% of Investments Held
Moody's credit quality	As of December 31, 2005	As of December 31, 2004
Aaa, Treasuries and Agencies	51%	56%
Aa	22%	17%
A	20%	16%
Baa	6%	11%
Ba	1%	0%
Total fixed maturity investment portfolio	100%	100%

    For additional disclosures concerning the credit risk associated with our reinsurance recoverables, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data required to be included in this Item 8 are set forth on the pages indicated in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was completed as of December 31, 2005, by our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our disclosure controls and procedures were found to be adequate and effective in ensuring that material information relating to FPIC and its consolidated subsidiaries, as required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that occurred during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on the page indicated in Item 15 of this report. In addition, both our management's assessment and the effectiveness of our internal control over financial reporting were audited by PricewaterhouseCoopers LLP, our registered certified public accounting firm. Their unqualified report is included in the Report of Independent Registered Certified Public Accounting Firm set forth on the pages indicated in Item 15 of this report.

Item 9B.	Other Information
There is no information required to be disclosed in a report on Form 8-K, which has not been reported.

Form 10-K:52

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Part III

Item 10.	Directors and Executive Officers of the Registrant
Our Code of Ethics (“Code”), which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, was filed as Exhibit 14.1 to its Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004, and is posted on our Internet website at http://www.fpic.com. We intend to post any amendments or waivers thereto on our website. As of December 31, 2005, no amendments or waivers had been made to our Code as previously filed with the SEC. We will provide to any person, without charge, a copy of such Code upon written request to Investor Relations, FPIC Insurance Group, Inc., 225 Water Street, Suite 1400, Jacksonville FL 32202, or through our website or via email at ir@fpic.com or by calling Investor Relations at (904) 354-2482 Extension 3657.

The information required in this item with respect to directors and executive officers will appear under the heading “Executive Officers” in our Proxy Statement for the 2006 Annual Meeting of shareholders, which information is incorporated herein by reference.

    The information required in this item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts will appear under the heading "The Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11.	Executive Compensation
The information required in this item will appear under the headings “Director Compensation,” “Executive Compensation” and “Performance Graph” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our securities authorized for issuance under equity compensation plans as of December 31, 2005 is provided below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,258,474	$ 17.90	1,054,780
Equity compensation plans not approved by security holders	—	—	—
Total	1,258,474	$ 17.90	1,054,780

Under our equity compensation plans, we may grant incentive stock options, non-qualified stock options and restricted stock to individuals. The number of securities remaining available for future issuance under equity compensation plans includes stock option and restricted stock grants.

53: Form 10-K

Other information required in this item will appear under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference. See Item 8, Financial Statements and Supplementary Data, Note 11, Share-Based Compensation Plans, for information about our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions
The information required in this item will appear under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required in this item will appear under the heading “Principal Accountant Fees and Services” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

Form 10-K:54

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

3.  Exhibits:

3.1	Restated Articles of Incorporation of FPIC Insurance Group, Inc., incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 16, 1999.	10(l)*	Form of Severance Agreement dated January 1, 1999 between the Registrant and John R. Byers incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.
3.2	Amended and Restated Bylaws of FPIC Insurance Group, Inc. dated July 20, 2002, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 13, 2002.	10(l)(1)*
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

10(e)*	Director Stock Plan, as amended by shareholder approval on June 2, 2004, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2004.	10(n)*	Form of Employment Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
10(f)*	Supplemental Executive Retirement Plan, as amended, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.	10(n)(1)*
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

55: Form 10-K

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

10(w)*	Form of Employment Agreement dated May 1, 2000 between the Registrant and Gary M. Dallero, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.	10(ff)*	Form of Indemnity Agreement dated June 6, 2001 between the Registrant and John K. Anderson, Jr., incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
10(w)(1)*
Form of Amendment to Employment Agreement between the Registrant and Gary M. Dallero dated December 16, 2000, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
		10(gg)*	Form of Indemnity Agreement dated June 6, 2001 between the Registrant and M.C. Harden, III, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.

Form 10-K:56

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

10(hh)*	Form of Indemnity Agreement dated July 14, 2001 between the Registrant and Gene C. Witherspoon, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.	10(tt)
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

10(mm)*
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

57: Form 10-K

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

Form 10-K:58

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

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

10(lll.1)*
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

59: Form 10-K

10(sss)*
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

10(ttt)*
Form of Indemnity Agreement dated June 5, 2002 between the Registrant and Joan D. Ruffier, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.
10(zzz)*
Form of Indemnity Agreement dated December 28, 2004 between the Registrant and Becky Thackery, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(uuu)*
Form of Indemnity Agreement dated June 4, 2003 between the Registrant and Terence P. McCoy, M.D., incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.
10(aaaa)*
Form of Indemnity Agreement dated December 28, 2004 between the Registrant and Pamela E. Tripp, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(vvv)*
Form of Indemnity Agreement dated November 10, 2003 between the Registrant and John G. Rich, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.
10(bbbb)*
Form of Omnibus Incentive Plan Stock Option Agreement, effective March 11, 2005, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(www)*
Form of Letter Agreement regarding additional compensation dated February 5, 2003 between Administrators for the Professions, Inc. and Anthony J. Bonomo, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.
10(cccc)*
Form of Omnibus Incentive Plan Restricted Stock Agreement, effective March 11, 2005, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(xxx)
Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2004, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 6, 2004.
10(dddd.1)
Attorney-In-Fact Agreement between Pennsylvania Physicians Reciprocal Insurers and Physicians Reciprocal Managers, Inc., effective July 1, 2004, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

Form 10-K:60

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

10(dddd.2)
Physicians Reciprocal Managers, Inc. Program Manager’s Agreement with Professional Medical Administrators, L.L.C., effective January 1, 2004, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.
10(iiii)*
Notice of Supplement to Commutation effective May 10, 2005 by and between First Professionals Insurance Company, Inc., and Anesthesiologists Professional Assurance Company and American Professional Assurance Limited, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on June 7, 2005.

10(dddd.2.i)
First Amendment to Program Manager’s Agreement between Professional Medical Administrators, L.L.C. and Physicians’ Reciprocal Managers, Inc., effective January 1, 2004, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 8, 2005.
10(jjjj)*
Amended and Restated Omnibus Incentive Plan, as amended by shareholder approval on June 1, 2005, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2005.

10(dddd.3)
Claims Administration Agreement between Administrators for the Professions, Inc. and Physicians Reciprocal Managers, Inc., effective July 1, 2004, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.
		10(kkkk)*	Form of Indemnity Agreement dated July 15, 2005 between the Registrant and Russell W. Park, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on November 7, 2005.
10(eeee)*
FPIC Insurance Group, Inc. Executive Incentive Compensation Plan, effective January 20, 2005, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.
		10(llll)*	Separation Agreement dated December 14, 2005 between the Registrant and Kim D. Thorpe, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on December 15, 2005.
10(ffff)*	Form of Indemnity Agreement dated March 30, 2005 between the Registrant and H. Raymond Klein, D.D.S, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 9, 2005.	10(mmmm)*
Amended and Restated Employment Agreement dated December 14, 2005 between the Registrant and Charles Divita, III, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on December 15, 2005.

10(gggg)*
Amended and Restated Director Stock Plan, as amended by shareholder approval on June 1, 2005, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2005.
10(nnnn)*
Term sheet outlining the compensation arrangement between the Registrant and Kenneth M. Kirschner effective December 9, 2005, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on January 4, 2006.

10(hhhh)*	Form of Amended and Restated Director Stock Plan Restricted Stock Award Agreement, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on June 3, 2005.

61: Form 10-K

10(oooo)
Reinsurance Placement Slip relating to Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2006, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company (Domestic Reinsurer), incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on February 21, 2006.

10(pppp)
Reinsurance Placement Slip relating to Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2006, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company (Lloyds Reinsurers), incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on February 21, 2006.

12	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers, LLP.
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________
*	Management contract or compensatory plan or arrangement.

Form 10-K:62

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPIC Insurance Group, Inc.

March 16, 2006	By:	/s/ John R. Byers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ John R. Byers John R. Byers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Charles Divita, III Charles Divita, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006

/s/ Robert O. Baratta, M.D. Robert O. Baratta, M.D.	Chairman of the Board	March 16, 2006

/s/ Kenneth M. Kirschner Kenneth M. Kirschner	Vice Chairman	March 16, 2006

/s/ John K. Anderson, Jr. John K. Anderson, Jr.	Director	March 16, 2006

/s/ Richard J. Bagby, M.D. Richard J. Bagby, M.D.	Director	March 16, 2006

/s/ M.C. Harden, III M. C. Harden, III	Director	March 16, 2006

/s/ Terence P. McCoy, M.D. Terence P. McCoy, M.D.	Director	March 16, 2006

/s/ John G. Rich John G. Rich	Director	March 16, 2006

/s/ Joan D. Ruffier Joan D. Ruffier	Director	March 16, 2006

/s/ Guy T. Selander, M.D. Guy T. Selander, M.D.	Director	March 16, 2006

/s/ David M. Shapiro, M.D. David M. Shapiro, M.D.	Director	March 16, 2006

63: Form 10-K

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements

Form 10-K: F-0

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

We have completed integrated audits of FPIC Insurance Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

F-1: Form 10-K

    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Jacksonville, Florida	PricewaterhouseCoopers LLP
March 16, 2006

 Management’s Report on Internal Control over Financial Reporting

FPIC management is responsible for establishing and maintaining effective internal control over financial reporting. Based on our assessment of internal control over financial reporting as of December 31, 2005, we have determined that FPIC maintained effective internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

FPIC’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FPIC’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of FPIC’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

March 16, 2006	FPIC Insurance Group, Inc.

	By:	/s/ John R. Byers
President and Chief Executive Officer

	By:	/s/ Charles Divita, III
Chief Financial Officer

Form 10-K: F-2

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position
(in thousands, except common share data)
	As of December 31,
	2005	2004
Assets
Investments:
Fixed maturities available for sale, at fair value	$617,716	548,543
Short-term investments, at fair value	46,608	—
Other invested assets	6,785	7,175
Total investments	671,109	555,718

Cash and cash equivalents	102,694	128,250
Premiums receivable (net of an allowance of $400 at December 31, 2005 and 2004) (Note 5)	94,847	94,282
Accrued investment income	8,813	7,232
Reinsurance recoverable on paid losses (Note 5)	14,586	19,140
Due from reinsurers on unpaid losses and advance premiums (Note 5)	303,847	333,419
Ceded unearned premiums (Note 5)	14,062	28,147
Deferred policy acquisition costs (Note 5)	14,550	11,280
Deferred income taxes	39,319	35,636
Goodwill	18,870	18,870
Other assets (Note 5)	25,844	39,347
Total assets	$1,308,541	1,271,321

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses (Note 5)	$663,466	635,118
Unearned premiums (Note 5)	188,690	177,003
Reinsurance payable (Note 5)	104,577	134,639
Paid in advance and unprocessed premiums	14,468	14,079
Total policy liabilities and accruals	971,201	960,839

Long-term debt	46,083	46,083
Other liabilities (Note 5)	41,654	47,148
Total liabilities	1,058,938	1,054,070

Commitments and contingencies (Note 18)

Minority interest	13	131

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,339,105 and 10,069,532 shares issued and outstanding at December 31, 2005 and 2004, respectively	1,034	1,007
Additional paid-in capital	53,627	47,871
Unearned compensation	(1,742)	—
Retained earnings	200,902	165,880
Accumulated other comprehensive (loss) income, net	(4,231)	2,362
Total shareholders' equity	249,590	217,120
Total liabilities and shareholders' equity	$1,308,541	1,271,321

The accompanying notes are an integral part of the consolidated financial statements.
F-3:Form 10-K

FPIC Insurance Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
	For the years ended December 31,
	2005	2004	2003
Revenues
Net premiums earned (Note 5)	$226,042	149,676	131,665
Insurance management fees (Note 5)	41,700	39,100	26,582
Net investment income	25,246	20,753	18,401
Commission income	2,000	6,193	5,496
Net realized investment (losses) gains (Note 3)	(980)	3,867	2,052
Other income (Note 5)	749	834	1,039
Total revenues	294,757	220,423	185,235

Expenses
Net losses and loss adjustment expenses (Note 5)	166,657	125,172	118,974
Other underwriting expenses (Note 5)	36,440	12,527	9,443
Insurance management expenses	31,158	29,193	21,241
Interest expense on debt	3,495	2,564	5,886
Other expenses (Note 5)	8,368	7,645	5,658
Total expenses	246,118	177,101	161,202

Income from continuing operations before income taxes and minority interest	48,639	43,322	24,033
Less: Income tax expense	15,837	16,268	8,606
Income from continuing operations before minority interest	32,802	27,054	15,427
Less: Minority interest in (loss) income of consolidated subsidiary	(118)	248	94
Income from continuing operations	32,920	26,806	15,333

Discontinued Operations
Income from discontinued operations (net of income taxes)	369	1,375	1,239
Gain on disposal of discontinued operations (net of income taxes)	1,733	—	—
Discontinued operations	2,102	1,375	1,239
Net income	$35,022	28,181	16,572

Basic earnings per common share:
Income from continuing operations	$3.22	2.69	1.62
Discontinued operations	0.21	0.14	0.13
Net income	$3.43	2.83	1.75

Diluted earnings per common share:
Income from continuing operations	$3.06	2.57	1.58
Discontinued operations	0.20	0.13	0.13
Net income	$3.26	2.70	1.71

Basic weighted average common shares outstanding	10,220	9,973	9,483

Diluted weighted average common shares outstanding	10,740	10,420	9,665

The accompanying notes are an integral part of the consolidated financial statements.
 Form 10-K: F-4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(in thousands, except common share data)
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive(Loss) Income, Net	Total
Balances at December 31, 2002	9,390,795	$939	38,322	—	121,127	5,525	165,913
Net income	—	—	—	—	16,572	—	16,572
Minimum pension liability adjustment, net	—	—	—	—	—	(140)	(140)
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(2,835)	(2,835)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	486	486
Settlement of derivative financial instruments, net	—	—	—	—	—	1,532	1,532
Amortization of unrealized loss on derivative financial instruments	—	—	—	—	—	(292)	(292)
Comprehensive income							15,323

Issuance of shares	380,048	38	4,385	—	—	—	4,423
Income tax reductions relating to exercise of stock options	—	—	998	—	—	—	998
Balances at December 31, 2003	9,770,843	$977	43,705	—	137,699	4,276	186,657
Net income	—	—	—	—	28,181	—	28,181
Minimum pension liability adjustment, net	—	—	—	—	—	(252)	(252)
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(1,302)	(1,302)
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(360)	(360)
Comprehensive income							26,267

Issuance of shares	298,689	30	3,187	—	—	—	3,217
Income tax reductions relating to exercise of stock options	—	—	979	—	—	—	979
Balances at December 31, 2004	10,069,532	$1,007	47,871	—	165,880	2,362	217,120
Net income	—	—	—	—	35,022	—	35,022
Minimum pension liability adjustment, net	—	—	—	—	—	392	392
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(7,019)	(7,019)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	34	34
Comprehensive income							28,429

Restricted stock	76,519	8	2,367	(1,742)	—	—	633
Issuance of shares	236,524	23	3,590	—	—	—	3,613
Repurchase of shares	(43,470)	(4)	(1,536)				(1,540)
Income tax reductions relating to exercise of stock options	—	—	1,335	—	—	—	1,335
Balances at December 31, 2005	10,339,105	$1,034	53,627	(1,742)	200,902	(4,231)	249,590

The accompanying notes are an integral part of the consolidated financial statements.
F-5 :Form 10-K

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	For the years ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$35,022	28,181	16,572
Less: Discontinued operations	2,102	1,375	1,239
Income from continuing operations	32,920	26,806	15,333
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Cash (used in) provided by discontinued operations	(250)	838	1,094
Depreciation, amortization and accretion	28,675	4,232	2,990
Net realized losses (gains) on investments	980	(3,867)	(2,052)
Net loss (gain) from equity investments	—	118	(59)
Bad debt expense	278	43	95
Deferred policy acquisition costs, net of related amortization	(24,090)	(13,488)	(7,765)
Deferred income tax (benefit) expense	(1,023)	107	99
Writedown of intangible assets	375	—	—
Deferred ceding commission, net of related amortization	(419)	9,828	7,717
Minority interest in net (loss) income of consolidated subsidiary	(118)	248	94
Noncash compensation	633	—	—
Other Changes in Assets and Liabilities:
Premiums receivable, net	(642)	6,937	7,136
Accrued investment income	(1,581)	(1,079)	(155)
Reinsurance recoverable on paid losses	4,554	(3,190)	(9,421)
Due from reinsurers on unpaid losses and advance premiums	29,572	(57,653)	(107,607)
Ceded unearned premiums	14,085	43,288	7,454
Other assets	8,706	(5,116)	(4,025)
Losses and loss adjustment expenses	28,348	60,589	134,363
Unearned premiums	11,687	(432)	4,014
Reinsurance payable	(30,062)	(3,069)	41,238
Paid in advance and unprocessed premiums	389	912	(893)
Other liabilities	1,442	(1,136)	280
Net cash provided by operating activities	104,459	64,916	89,930
Cash Flows from Investing Activities:
Proceeds from sales of fixed maturities available for sale	306,511	489,377	592,590
Proceeds from maturities of fixed maturities available for sale	10,451	9,604	14,611
Purchases of fixed maturities available for sale	(403,203)	(524,068)	(696,418)
Proceeds from sales of other invested assets	521	3,095	2,889
Purchases of other invested assets	(218)	(163)	(1,303)
Proceeds from maturities of short-term investments	13,825	—	—
Purchases of short-term investments	(60,712)	—	—
Proceeds from disposition of subsidiary	3,928	—	—
Proceeds from sale of property and equipment	53	—	—
Purchases of property and equipment	(3,203)	(2,619)	(3,209)
Cash used in discontinued operations	(41)	(173)	(286)
Net cash used in investing activities	(132,088)	(24,947)	(91,126)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	46,083
Payment of revolving credit facility and term loan	—	—	(47,208)
Purchase of derivative financial instruments	—	—	(1,134)
Settlement of derivative financial instruments	—	—	(2,493)
Issuance of common stock	3,613	3,217	4,423
Repurchase of common stock	(1,540)	—	—
Net cash provided by (used in) financing activities	2,073	3,217	(329)
Net (decrease) increase in cash and cash equivalents	(25,556)	43,186	(1,525)
Cash and cash equivalents at beginning of period	128,250	85,064	86,589
Cash and cash equivalents at end of period	$102,694	128,250	85,064

Supplemental Disclosure of Cash Flow Information:
Interest paid on debt	$3,308	2,524	3,363
Federal income taxes paid	$10,480	12,950	9,450
Federal income tax refunds received	$74	—	346
The accompanying notes are an integral part of the consolidated financial statements.
Form 10-K:  F-6

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

1.	Organization and Nature of Operations
FPIC Insurance Group, Inc. (“FPIC”) was formed in 1996 in a reorganization of First Professionals Insurance Company, Inc. (“First Professionals,” formerly named Florida Physicians Insurance Company, Inc.) and McCreary Corporation (“McCreary”). Under the reorganization plan, First Professionals’ shareholders became the shareholders of FPIC and received five shares of FPIC common stock for each share of their First Professionals’ common stock. McCreary also became a subsidiary of FPIC. Effective January 1, 2002, McCreary was merged into its subsidiary, Employers Mutual, Inc. (“EMI”), with EMI continuing as the surviving entity. Effective June 2, 2005, EMI was sold to a private investor.

Through our insurance and insurance management segments, we operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as both an insurance carrier, which bears underwriting risks, and as an insurance management company, which earns fees for its services. Operating under these two separate and distinct business models allows us to participate selectively in diverse opportunities in the complex MPL insurance sector. We believe that this approach is well suited to meet our financial objectives. Our former third party administration (“TPA”) segment provided administrative and claims management services to employers, primarily in Florida, that maintained group accident and health, workers’ compensation, liability and property self insurance plans. Our TPA segment was discontinued in 2005 in connection with the sale of EMI as discussed above.

Our primary insurance products provide protection for physicians, dentists and other health care providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for the professional corporations under which physicians or dentists practice. Our management products include insurance management services for the reciprocal insurance companies we manage, such as marketing, underwriting and claims administration. We also provide reinsurance brokerage services for the reciprocal companies we manage and our insurance subsidiaries.

We believe that we are the fourth largest provider of MPL insurance and insurance management services in the United States, with $575 million of direct premiums written or under management for the year ended December 31, 2004, based on data published by A.M. Best Company (“A.M. Best”). We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well established reputation, significant market presence and resources. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida, and we manage the second largest provider of MPL insurance in New York. Based on premium data published by A.M. Best, New York is the largest market for MPL insurance in the United States, and Florida is the third largest market.

Our subsidiaries are listed below:

Insurance Segment:
•	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
•	FPIC Insurance Agency, Inc. (“FPIC Agency”), a wholly owned subsidiary of FPIC
•	First Professionals, a wholly owned subsidiary of FPIC
•	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
•	Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
•	Interlex Insurance Company (“Interlex”), a wholly owned subsidiary of Intermed
•	Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	Trout Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	FPIC Services, Inc., a wholly owned subsidiary of FPIC

F-7:Form 10-K

Index to the Consolidated Financial Statements

Insurance Management Segment:
•	Administrators For The Professions, Inc. (“AFP”), a wholly owned subsidiary of FPIC
•	FPIC Intermediaries, Inc. (“FPIC Intermediaries”), a wholly owned subsidiary of AFP
•	Group Data Corporation, a wholly owned subsidiary of AFP
•	Physicians Reciprocal Managers, Inc. (“PRM”), a wholly owned subsidiary of AFP
•	Professional Medical Administrators, LLC (“PMA”), 80% owned by FPIC

As a holding company, we possess assets that consist primarily of the stock of our subsidiaries, and of other investments. The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include net earnings from and overhead allocations to our insurance management segment and management fees and dividends from our insurance segment. The net earnings of our insurance management segment are derived by providing management services to two reciprocal insurance carriers, Physicians’ Reciprocal Insurers (“PRI”) in New York and Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”) in Pennsylvania (collectively referred to as the “Reciprocals”), and reinsurance brokerage services to these same companies and our insurance subsidiaries. Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services.

Risks inherent in our operations include legal/regulatory risk, underwriting risk and market risk. These risks are discussed below.

Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which we operate will change and reduce revenues or create additional costs or expenses not anticipated in pricing our products. That is, regulatory initiatives designed to reduce our profits or new legal theories, which may reduce revenues or create costs for us as compared with those currently reflected in the consolidated financial statements. This risk is concentrated in Florida, Missouri and New York, where we have written or assumed most of the insurance and reinsurance business we have retained for our own account.

Underwriting Risk is the risk that actual ultimate losses are higher than the losses we have estimated in our decisions regarding pricing and selecting of insured risks. Such criteria are generally based upon the expected loss experience for particular types, classes and geographic locations of the insured risks. Unlike most other industries, we must price and sell our insurance policies before the actual loss costs associated with those policies are known. Therefore, to the extent the actual insurance-related results, before consideration of investment income, fail to correspond with the related pricing and/or selection criteria, an underwriting gain or loss occurs.

Market Risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. We have exposure to two principal types of market risk: interest rate risk and credit risk. Our market risk sensitive instruments are entered into for purposes other than trading.

Interest Rate Risk is the risk that a change in interest rates will cause a decrease in the value of our investments or other assets whose recoverability may be sensitive to changes in interest rates. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss.

Form 10-K: F-8

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

Credit Risk is the risk that issuers of securities owned by us will default, or other parties, primarily our insureds and reinsurers that owe us money, will not pay. Financial instruments that potentially expose us to concentrations of credit risk consist of fixed maturity investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverable related to unpaid losses and loss adjustment expenses (“LAE”) and unearned premiums. Reinsurers that are neither authorized nor accredited by applicable state insurance departments (“unauthorized reinsurers”) are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to collateralize their respective balances due to us.

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

Investments. All of our investments in fixed maturity securities are classified as available-for-sale and reported at their estimated fair values, based on quoted market prices, in the consolidated statements of financial position, with the change in fair values during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income or loss.

Short-term investments, which have an original maturity of one year or less at acquisition, were $46,608 as of December 31, 2005 and are comprised of investments in U.S. Government and corporate securities. These investments are reported at fair value.

Other invested assets include real estate investments, which consist of a building, a condominium unit and developed land. These investments are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method. The estimated useful life of our building is 39 years. Rental income and expenses are included in net investment income. Other invested assets also include certain investments in non-public entities, which are reported at their estimated fair values.

Income on investments includes the amortization of premium and accretion of discount computed using the interest method relating to debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification.

GAAP requires that the carrying value of investments be written down to fair value when declines in value are considered other-than-temporary. When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established. We evaluate our investment portfolio on a quarterly basis to identify securities that may be other-than-temporarily impaired. Our analysis takes into account relevant factors, both quantitative and qualitative in nature.

For additional disclosures on our policy for other-than-temporary impairments, see Note 8, Investments.

F-9: Form 10-K

Index to the Consolidated Financial Statements

    Losses and LAE. Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment. MPL insurance, including business written directly and reinsurance assumed, is our primary line of business and accounted for $644,758 and $610,551, or 97% and 96%, of our total consolidated liability for losses and LAE as of December 31, 2005 and 2004, respectively.

Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured claims and incidents as of the end of the period. The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”). Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our claims-made policy coverage.

For additional disclosures on our reserves, see Note 6, Liability for Losses and LAE.

Reserve for Extended Reporting Endorsements. A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit. This DD&R coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after his or her death, disability or retirement. The loss exposure associated with this product is known as extended reporting endorsement claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums. Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE. Any changes in the DD&R reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2005 and 2004, our carried DD&R reserves, which include assumed reserves from PRI pursuant to a reinsurance agreement established in the year 2000 with First Professionals, were $72.9 million and $62.3 million, respectively, which include a discount related to the present value calculation of approximately $29.4 million and $25.1 million, respectively. For additional information about our relationship with PRI, see Note 5. Related Party Transactions.

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

Form 10-K: F-10

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

Deferred Policy Acquisition Costs and Deferred Ceding Commissions. Deferred policy acquisition costs consist primarily of commissions and premium taxes, which vary with and are directly related to the production of new and renewal insurance business. Acquisition costs are deferred and amortized over the period in which the related premium is earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed. Commissions and brokerage fee expenses incurred by our non-insurance businesses are expensed as incurred.

Deferred ceding commissions consist of the ceding commissions from the Hannover Re net account quota share agreement, which are deferred and earned over the period in which the related ceded premium is earned by the reinsuring company. The amount of the deferred ceding commission reported in the statement of financial position as of December 31, 2005 and 2004 was $0 and $1,246, respectively. The amortization of deferred ceding commissions, which is recorded as a reduction to other underwriting expenses, for the years ended December 31, 2005, 2004 and 2003 was $826, $11,708 and $9,260, respectively.

Income Taxes. We operate in income tax paying jurisdictions and provide for income taxes in accordance with the provisions of Statement of Financial Accounting Standard No. (“FAS”) 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

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

Goodwill and Intangible Assets. We have made acquisitions in the past that have included goodwill. In accordance with FAS No. 142 “Goodwill and Other Intangible Assets” we make an annual assessment by reporting unit as to whether the value of our goodwill is impaired. We completed such assessments in 2005, 2004 and 2003 and concluded that the value of our goodwill assets of $18,870 was not impaired. We use both a market-based valuation analysis and a discounted cash flow analysis to estimate the fair value of each reporting unit. Our analysis includes the use of assertions regarding market perceptions of value as it relates to certain metrics and projected operating results, a review of economically similar entities, and assumptions of future cash flows, discount and market capitalization rates and growth rates. Changes to these assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value.

We also regularly review our intangible assets for impairment. As of December 31, 2005, we recognized an impairment charge of $375 related to one of our intangible assets, which we deemed to not have a remaining useful life. This impairment charge was incurred at our insurance segment and is reported in other expenses in the consolidated financial statements.

F-11:Form 10-K

Index to the Consolidated Financial Statements

Revenue Recognition. Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Unearned premiums represent the unexpired portion of the premium. In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and acquisition and maintenance costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write down of deferred acquisition costs and corresponding charge to income. In the event deferred acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

Insurance management revenues include management fees of our insurance management segment, which are determined by contract as a percentage of direct premiums written, with an allowance for expected return premiums. Such management fees for the Reciprocals we manage are estimated, billed and earned monthly based upon the estimated or re-estimated direct premiums written for the calendar year.

Commission income for the insurance management segment is associated with the placement of insurance and reinsurance with external carriers on behalf of PRI, and in some cases, on behalf of our insurance subsidiaries, where commissions or brokerage fees related to a transaction are payable by the reinsurer. Commissions and brokerage fees are recognized as revenues as of the later of the billing or the effective date of the insurance or reinsurance placed.

Per Common Share Data. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated using the weighted average combination of dilutive common share equivalents and common shares outstanding during the period.

Derivative Financial Instruments. We account for our interest rate collars and swaps in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We use derivative financial instruments as cash flow hedges to manage market risks related to the effects of changes in interest rates on our floating rate long-term debt. The cost of these contracts is being amortized over their respective maturities. In addition, the remaining balances are adjusted and carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive income (loss). The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparties is included as adjustments to accrued interest. See Note 13, Derivative Financial Instruments, for additional information related to the interest rate collars.

Property and Equipment. Property and equipment consists of furniture and equipment, electronic data processing, leasehold improvements and automobiles.  The cost of equipment is depreciated over the estimated useful lives of the related assets ranging from three to seven years. Depreciation is computed using a straight-line or double-declining method as appropriate. Leasehold improvements are stated at cost less accumulated amortization and are amortized over the shorter of the useful life or the term of the lease. Depreciation expense, excluding discontinued operations, was $1,606, $1,523 and $1,338 for the years ended December 31, 2005, 2004 and 2003, respectively, and is reported in other underwriting expenses and insurance management expenses. Gains and losses upon asset disposal are taken into income in the year of disposition.

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

Form 10-K: F-12

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

Variable Interest Entities (“VIEs”). In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003 (collectively referred to as FIN 46). VIEs are commonly referred to as special purpose entities or off-balance sheet structures and generally do not have equity investors with voting rights or it has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by its primary beneficiary, which is the entity that is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the VIEs residual returns. FIN 46 also requires disclosure of VIEs that a company is not required to consolidate but in which it has a significant variable interest.

PRI, the New York reciprocal insurer managed by our subsidiary, AFP, is a major client of ours and our revenues and results of operations are financially sensitive to its revenues and financial condition. We do not own PRI, or have a controlling financial interest in PRI, nor do we believe that PRI is a VIE as defined by FIN 46. Instead, PRI is similar to a mutual insurer and the risks and rewards of ownership vest with the policyholders of PRI. Therefore PRI’s financial statements are not consolidated or included in ours.

PaPRI, the Pennsylvania insurance exchange managed by our subsidiary, PRM, is a VIE as defined by FIN 46. PRI has a variable interest in and is the primary beneficiary of PaPRI due to its provision of subordinated financial support, its role as assuming reinsurer of 100% of PaPRI’s insured risks (and related residual income or losses), and its control of the PaPRI board of directors. PRI is a related party of ours, which under FIN 46 results in the assumption that PRI’s variable interest in PaPRI being ascribed to us. However, we do not consolidate PaPRI’s financial statements with ours because we are not the primary beneficiary nor do we hold a controlling interest in PaPRI. Our subsidiaries, PMA and PRM, provide insurance brokerage and management services to PaPRI in exchange for commission and fee income.  For additional information about our relationships with PRI and PaPRI, see Note 5, Related Party Transactions.

Reclassifications. Certain amounts for 2004 and 2003 have been reclassified to conform to the 2005 presentation.

New Accounting Pronouncements. See the discussion below concerning the implementation of FAS 123(R), “Share-Based Payment.”

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections.” This new standard replaces Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes,” and FAS 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, FAS 154 requires that a voluntary change in accounting principles be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) when effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of the provisions of FAS 154 will not have a material impact on our results of operations, financial position or liquidity.

In November 2005, the FASB issued Staff Position (“FSP”) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. As permitted in the FSP, we have elected to adopt the provisions of the standard in our consolidated financial statements for the period ended December 31, 2005. Adoption of the standard did not have a significant impact on our results of operations, financial position or liquidity.

F-13:Form 10-K

Index to the Consolidated Financial Statements

Accounting for Share-Based Compensation. In December 2004, the FASB issued FAS 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value. Consistent with the provisions of FAS 123(R) as amended, we will adopt the standard on January 1, 2006.

We plan to use the modified prospective method of adoption and will recognize compensation expense based upon (a) under the requirements of FAS 123(R) for all share-based payments granted after the effective date of FAS 123(R) and (b) under the requirements of FAS 123 for all unvested share-based payments granted prior to the adoption of FAS 123(R). As permitted by FAS 123, we currently account for stock options awarded to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation cost related to such awards. FAS 123(R) differs from FAS 123 in several key computational areas, and implementation of FAS 123(R) will require management to select among various assumptions in order to perform the computations required under FAS 123(R). The effect of adoption of FAS 123(R) on future operating results, cash flows and liquidity cannot be predicted because the effect will depend on the levels of share-based payments granted in the future and the methods and assumptions used to determine the fair value of those share-based payments. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” to provide transition guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to amend the disclosure requirements of FAS 123 “Accounting for Stock-Based Compensation” for both annual and interim financial statements. FAS 148 requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on our consolidated financial statements; however, we have modified the disclosures as provided for in the new standard.

We elected to adopt FAS 123 on a disclosure basis only and measure stock-based compensation in accordance with APB 25, “Accounting for Stock Issued to Employees,” using intrinsic values with appropriate disclosures under the fair value based method as required by FAS 123 and FAS 148. In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to an employee equals the fair market value of our common stock at the date of grant, thereby resulting in no recognition of compensation expense. For awards that generate compensation expense as defined under APB 25, we calculate the amount of compensation expense and recognize the expense over the vesting period of the award.

Form 10-K: F-14

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

Had compensation cost for our stock option plans been determined based on the fair value method set forth in FAS 123, our net income and basic and diluted earnings per common share would have been impacted as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Pro Forma Net Income:
Net income, as reported	$35,022	28,181	16,572
Stock-based compensation expense included in net income, net of income taxes	389	—	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(1,555)	(1,231)	(1,060)
Pro forma net income	$33,856	26,950	15,512

Basic Earnings per Common Share:
Net income, as reported	$3.43	2.83	1.75
Stock-based compensation expense included in net income, net of income taxes	0.04	—	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.15)	(0.12)	(0.11)
Pro forma net income	$3.32	2.71	1.64

Diluted Earnings per Common Share:
Net income, as reported	$3.26	2.70	1.71
Stock-based compensation expense included in net income, net of income taxes	0.04	—	—
Stock-based compensation expense determined under fair value based method, net of income taxes	(0.15)	(0.12)	(0.11)
Pro forma net income	$3.15	2.58	1.60

See Note 11, Share-Based Compensation Plans, for discussion about the methods and assumptions used in estimating the fair value of stock options used in preparation of the pro-forma information presented in the above tabular presentation.

F-15:Form 10-K

Index to the Consolidated Financial Statements

3.	Segment Information
    In accordance with the provisions of FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have two reportable operating segments: insurance and insurance management. Our insurance segment specializes in professional liability insurance products and services for physicians, dentists and other health care providers. The insurance management segment contains our subsidiaries AFP and PRM. AFP serves as the exclusive manager and attorney-in-fact of PRI, an insurance reciprocal in New York and PRM provides management services to PaPRI, an insurance exchange that cedes 100% of its business to PRI through a reinsurance treaty. The insurance management segment also provides brokerage, administration and intermediary services for insurance and reinsurance programs to PRI and our insurance subsidiaries. See Note 5, Related Party Transactions for additional disclosures concerning transactions with the Reciprocals. We previously provided administrative and claims management services to self-insured employer groups for group accident and health, workers’ compensation and general liability and property insurance plans through our former TPA segment, which we sold during 2005. The results of our former TPA segment are reported as discontinued operations. See Note 19, Discontinued Operations for additional disclosures concerning our former TPA segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 2, Significant Accounting Policies. We evaluate a segment’s performance based on net income or loss and account for intersegment sales and transfers, which are eliminated in the consolidated financial statements, as if the sales or transfers were to a third party. Holding company operations are included within the insurance segment due to its size and prominence and the substantial attention devoted to the segment. We believe that intersegment revenues associated with transactions between the segments would be reasonably approximate with similar products or services that may have been obtained from or provided to unrelated third parties. Our segments are managed separately because each respective business is distinct in terms of markets served, products and services, technology and required business resources and strategies.

The following table provides a reconciliation of reportable segment assets to our consolidated assets:

	2005	2004	2003
Combined assets for reportable segments	$1,623,719	1,556,232	1,430,006
Investments in consolidated investees	(313,069)	(280,582)	(245,098)
Intercompany receivables	(2,109)	(4,329)	(2,152)
Total consolidated assets	$1,308,541	1,271,321	1,182,756

Form 10-K: F-16

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    Selected financial information by segment follows:

	December 31, 2005
		Insurance		Total	Intersegment
	Insurance	Management	TPA	Segments	Eliminations	Consolidated
Net premiums earned	$226,042	—	—	226,042	—	226,042
Insurance management fees	$—	41,700	—	41,700	—	41,700
Net investment income	$25,005	241	—	25,246	—	25,246
Total revenues	$250,760	44,564	—	295,324	(567)	294,757
Depreciation and amortization	$27,025	1,650	—	28,675	—	28,675
Interest expense on debt	$3,495	—	—	3,495	—	3,495
Income tax expense	$10,229	5,608	—	15,837	—	15,837
Minority interest in loss of consolidated subsidiary	$—	(118)	—	(118)	—	(118)
Income from continuing operations	$25,227	7,795	—	33,022	(102)	32,920
Discontinued operations	$—	—	2,000	2,000	102	2,102
Net income	$25,227	7,795	2,000	35,022	—	35,022
Identifiable assets	$1,270,270	40,380	—	1,310,650	(2,109)	1,308,541
Goodwill	$10,833	8,037	—	18,870	—	18,870

	December 31, 2004
		Insurance		Total	Intersegment
	Insurance	Management	TPA	Segments	Eliminations	Consolidated
Net premiums earned	$149,676	—	—	149,676	—	149,676
Insurance management fees	$—	39,100	—	39,100	—	39,100
Net investment income	$20,627	126	—	20,753	—	20,753
Total revenues	$175,093	48,530	—	223,623	(3,200)	220,423
Depreciation and amortization	$2,707	1,525	—	4,232	—	4,232
Interest expense on debt	$2,564	—	—	2,564	—	2,564
Income tax expense	$8,262	8,006	—	16,268	—	16,268
Minority interest in income of consolidated subsidiary	$—	248	—	248	—	248
Income from continuing operations	$16,272	10,870	—	27,142	(336)	26,806
Discontinued operations	$—	—	1,039	1,039	336	1,375
Net income	$16,272	10,870	1,039	28,181	—	28,181
Identifiable assets	$1,225,776	44,520	5,354	1,275,650	(4,329)	1,271,321
Goodwill	$10,833	8,037	—	18,870	—	18,870

	December 31, 2003
		Insurance		Total	Intersegment
	Insurance	Management	TPA	Segments	Eliminations	Consolidated
Net premiums earned	$131,665	—	—	131,665	—	131,665
Insurance management fees	$—	26,582	—	26,582	—	26,582
Net investment income	$18,285	116	—	18,401	—	18,401
Total revenues	$153,231	36,604	—	189,835	(4,600)	185,235
Depreciation and amortization	$1,796	1,194	—	2,990	—	2,990
Interest expense on debt	$5,886	—	—	5,886	—	5,886
Income tax expense	$2,389	6,217	—	8,606	—	8,606
Minority interest in income of consolidated subsidiary	$—	94	—	94	—	94
Income from continuing operations	$6,803	8,839	—	15,642	(309)	15,333
Discontinued operations	$—	—	930	930	309	1,239
Net income	$6,803	8,839	930	16,572	—	16,572
Identifiable assets	$1,139,279	39,634	5,995	1,184,908	(2,152)	1,182,756
Goodwill	$10,833	8,037	—	18,870	—	18,870

F-17:Form 10-K

Index to the Consolidated Financial Statements

4.	Reconciliation of Basic and Diluted Earnings Per Common Share
    Data with respect to our basic and diluted earnings per common share are shown below:

	2005	2004	2003
Net Income:
Income from continuing operations	$32,920	26,806	15,333
Discontinued operations	2,102	1,375	1,239
Net income	$35,022	28,181	16,572

Basic Earnings per Common Share:
Income from continuing operations	$3.22	2.69	1.62
Discontinued operations	0.21	0.14	0.13
Net income	$3.43	2.83	1.75

Diluted Earnings per Common Share:
Income from continuing operations	$3.06	2.57	1.58
Discontinued operations	0.20	0.13	0.13
Net income	$3.26	2.70	1.71

Basic weighted average shares outstanding	10,220	9,973	9,483
Common stock equivalents	520	447	182
Diluted weighted average shares outstanding	10,740	10,420	9,665

5.	Related Party Transactions
    Following is a summary of the related party transactions included in the consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003. Credit balances are presented parenthetically.

	As of December 31,
	2005	2004
Statements of Financial Position:
Premiums Receivable	$6,121	5,374
Reinsurance recoverable on paid losses	$—	2,663
Reinsurance recoverable on unpaid losses and advance premiums (1)	$77,408	82,762
Ceded unearned premiums (2)	$—	2,550
Deferred policy acquisition costs	$3,215	3,002
Other assets	$5,075	10,850
Liability for losses and LAE	$(21,315)	(25,292)
Unearned premiums	$(50,845)	(46,575)
Reinsurance payable	$(1,665)	(4,620)
Other liabilities	$(7,202)	(7,793)
________________________
______________________
(1)
Includes reinsurance recoverable on unpaid losses under fronting arrangements of $77,408 and $72,224 as of December 31, 2005 and 2004, respectively. The corresponding liability for losses and LAE was ($77,697) and ($73,122) as of December 31, 2005 and 2004, respectively.

(2)	Includes ceded unearned premiums under fronting arrangements of $2,550 as of December 31, 2004. The corresponding direct unearned premiums was ($2,550) as of December 31, 2004.

Form 10-K: F-18

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

	2005	2004	2003
Statements of Income:
Net premiums earned (1)	$1,842	29,504	42,251
Insurance management fees	$(41,700)	(39,100)	(26,582)
Commission income	$(727)	(1,434)	(1,718)
Other income	$—	—	(64)
Net losses and LAE (2)	$(38,289)	(19,505)	(46,986)
Other underwriting expenses	$(2,343)	(4,279)	(2,578)
Other expenses	$112	213	213

________________________

(1)
Includes ceded premiums earned under fronting arrangements of $3,467, $35,563 and $45,729 for the years ended December 31, 2005, 2004 and 2003, respectively. The corresponding direct premiums earned under fronting arrangements were ($3,473), ($35,559) and ($45,726) for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)
Includes ceded losses and LAE under fronting arrangements of ($39,161), ($22,390) and ($44,697) for the years ended December 31, 2005, 2004 and 2003, respectively. The corresponding direct losses and LAE under fronting arrangements were $39,167, $22,338 and $44,768 for the years ended December 31, 2005, 2004 and 2003, respectively.

Management Agreement with APA Management, Inc. (“APAM”) and Consulting Group of APA, Inc. (“CGA”)
Effective June 30, 1998, FPIC entered into a management services agreement with APAM and CGA, to provide FPIC with all necessary insurance management and administrative services for APAC, a wholly owned subsidiary of FPIC. FPIC had an indirect financial interest in APAM through its 9.8% interest in American Professional Assurance, Ltd. (“APAL”), which owns 100% of APAM. Prior to January 1, 2002, the agreement provided that APAM would receive an annual fee of 14.5% of direct premiums (net of refunds) consisting of an annual 10.5% service fee and 4% claims management fee. Effective January 1, 2002, the agreement was amended to implement a sliding fee scale of 14.5% on the first $8 million of written premiums, 11% on written premiums between $8 million and $10 million, and 10% on all written premiums in excess of $10 million. In addition, the CGA fee was $500 annually. The agreement as it concerns APAM also provided that anesthesiologist business produced by First Professionals or its respective agents would be transferred to APAC upon renewal, assuming the insured agreed, and that APAM would receive an annual 1% service fee on such business. As of December 31, 2003 the management agreement with APAM and the CGA consulting agreement had expired.

The following table summarizes the impact to our revenues and expenses for the years ended December 31, 2005, 2004 and 2003 as a result of the management agreements with APAM and CGA.

	2005	2004	2003
Net losses and LAE	$—	—	1,115
Other underwriting expenses	$(1,650)	—	3,407

25% Quota Share Reinsurance Agreement with APAL
On July 1, 1998, First Professionals and APAC entered into quota share reinsurance agreements with APAL whereby these two subsidiaries ceded a 25% quota share portion of all business written by them related to anesthesiologists and certain related specialties to APAL. The agreements were entered into in connection with and at the time of our acquisition of APAC. Effective December 31, 2003, we did not renew or extend the quota share reinsurance agreements with APAL. As a result, no further written premiums were ceded to APAL, effective January 1, 2004 and business ceded under these agreements through December 31, 2003, was placed into run-off.

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

F-19:Form 10-K

Index to the Consolidated Financial Statements

    As of December 31, 2005 and 2004, the net amount recoverable from APAL under the agreements were $0 and $12,954, respectively, which were comprised of reinsurance recoverable on paid losses and reinsurance recoverable on unpaid losses, net of reinsurance payable. The following table summarizes the impact to our revenues and expenses for the years ended December 31, 2005, 2004 and 2003 as a result of the agreements with APAL.

	2005	2004	2003
Net premiums earned	$—	3,792	8,210
Net losses and LAE	$(401)	(3,187)	(8,001)
Other underwriting expenses	$—	(758)	(1,642)

Fronting Programs with APAL (SPC) Limited
Effective in 2001, APAL formed a new subsidiary, APAL (SPC) Limited, which was established in accordance with Section 235(1) of the Company Law 2nd Revision of Caymanian Law as a segregated portfolio corporation. Our subsidiary, APAC, had developed alternative risk insurance programs whereby segregated portfolio corporations were formed to assume workers’ compensation risks. APAC received a fee for the use of its policy forms and did not retain the underwriting risks or incur the administrative expenses under these programs. Like other reinsurance agreements, APAC does remain liable to the insureds under these programs as the primary insurer in the event APAL (SPC) Limited or other reinsurers under these programs were not to perform. Therefore, APAC maintains collateral in the form of assets in trust and irrevocable letters of credit corresponding with applicable reinsurance recoverable balances. All of these programs had terminated as of December 31, 2004 or prior, and are in run-off.

As of December 31, 2005 and 2004, the amount recoverable from APAL (SPC) Limited under these agreements were $10,836 and $18,894, respectively, which were comprised of reinsurance recoverable on unpaid losses, ceded unearned premiums and fronting fees receivable, net of reinsurance payable. The following table summarizes the impact to our revenues and expenses for the years ended December 31, 2005, 2004 and 2003 as a result of the fronting program with APAL (SPC) Limited.

	2005	2004	2003
Net premiums earned (1)	$2,533	23,479	26,262
Net losses and LAE (2)	$(1,429)	(16,529)	(20,014)
Other underwriting expenses	$(182)	(1,709)	(2,020)
________________________

(1)	The corresponding direct premiums earned under fronting arrangements were ($2,533), ($23,479) and ($26,262) for the years ended December 31, 2005, 2004 and 2003, respectively.
(2)	The corresponding direct losses and LAE under fronting arrangements were $1,429, $16,529 and $20,014 for the years ended December 31, 2005, 2004 and 2003, respectively.

See Note 7, Reinsurance, for additional information on the collateral held under these programs.

Reinsurance Agreements with PRI
On July 1, 1998, First Professionals began assuming reinsurance from PRI. Under one contract, which reinsures PRI for policies with limits of $1.0 million in excess of $1.0 million, First Professionals assumed losses only and paid PRI a ceding commission on the premiums assumed. Effective April 1, 2002, the contract was changed to reinsure PRI for policies with limits of $1.0 million in excess of $1.3 million. First Professionals and PRI elected not to renew their excess of loss reinsurance treaty effective July 1, 2005.

Form 10-K: F-20

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    Effective January 1, 2000, our insurance subsidiaries entered into a 100% quota share reinsurance agreement with PRI to assume the DD&R risks under PRI’s claims-made insurance policies in exchange for cash and investments. We completed a GAAP valuation of the underlying liability during the year 2000 and a $13,205 deferred credit was recognized. The amount of the deferred credit reported in the consolidated statements of financial position as of December 31, 2005 and 2004 was $5,932 and $6,783, respectively. The amount of amortization of the deferred credit for the years ended December 31, 2005, 2004 and 2003 was $851, $946 and $1,020, respectively. For additional information regarding our accounting policy on reserves for extended reporting endorsements, see Note 2, Significant Accounting Policies.

As of December 31, 2005 and 2004, the amount recoverable from PRI under the agreements was $6,121 and $5,374, respectively, which was comprised of premiums receivable. Also, as a result of the agreements, our deferred policy acquisition costs, liability for losses and LAE and unearned premiums increased, which are in addition to the deferred credit discussed above. The following table summarizes the impact to our revenues and expenses for the years ended December 31, 2005, 2004 and 2003 as a result of the reinsurance agreements with PRI.

	2005	2004	2003
Net premiums earned	$(1,625)	(9,852)	(11,689)
Net losses and LAE	$1,273	6,072	4,598
Other underwriting expenses	$(774)	943	1,564

Management Agreement with PRI and Reinsurance Services
AFP has an exclusive ten-year management agreement with PRI with the current term ending December 31, 2008. During 2002, the management agreement between AFP and PRI was amended to remove the sharing by AFP of 10% of PRI’s statutory net income or loss, effective January 1, 2002. Compensation under the agreement as originally in effect was equal to 13% of PRI’s direct premiums written, with an adjustment for expected return premiums, plus or minus 10% of PRI’s statutory net income or loss. The original agreement also provided for AFP to be reimbursed by PRI for 100% of expenses incurred by AFP’s claims, legal and education departments. With regard to profit sharing amounts already earned and collected, AFP agreed pursuant to the amendment, to consider the years 1999, 2000 (these years are now closed) and 2001 re-opened for re-determination and possible adjustment for a period of five years each (expiring 2004, 2005 and 2006, respectively.) Such adjustments would be based primarily on development of and related adjustments, if any, to loss and LAE reserves for those years. There have been no adjustments to date. AFP had previously earned and collected profit sharing amounts under the original agreement totaling $3,548 for the three years ended December 31, 2001. In accordance with the amended agreement, AFP also agreed to pay 6% annual interest on the 10% profit share amounts previously earned and collected under the original agreement for 1999, 2000 and 2001, while those years remain open for possible future re-determination and adjustment, if any. In addition, AFP is reimbursed for 50% of the costs associated with the risk management department it maintains for PRI insureds. The management agreement and amendment were reviewed and approved by the New York State Insurance Department (“NYSID”).

In addition to the management agreement with PRI, AFP through its subsidiary FPIC Intermediaries provides brokerage, administration and intermediary services for insurance and reinsurance programs to PRI with the brokerage commissions being paid by the reinsuring company. As a result of its relationship with PRI, FPIC Intermediaries earns brokerage commissions for the placement reinsurance on behalf of PRI with other reinsurance carriers.

F-21:Form 10-K

Index to the Consolidated Financial Statements

    As of December 31, 2005 and 2004, the amount recoverable from PRI under the management agreement was $1,823 and $7,227, respectively. We also had an allowance for return premium of $1,060 and $1,010 as of December 31, 2005 and 2004, respectively. The following table summarizes the impact to our revenues and expenses for the years ended December 31, 2005, 2004 and 2003 as a result of the management agreement with PRI.

	2005	2004	2003
Insurance management fees	$(38,274)	(38,152)	(26,582)
Commission income	$(368)	(1,434)	(1,718)
Other expenses	$112	213	213

Management Agreement with PaPRI
Effective July 1, 2004, PRM commenced operations as the administrator and attorney-in-fact of PaPRI, an entity formed to take the place of the unrelated fronting carrier that had previously underwritten, and ceded as reinsurance to PRI, medical professional liability insurance program business in Pennsylvania. PaPRI commenced underwriting the Pennsylvania program business effective July 1, 2004. PaPRI is not our subsidiary. As an insurance exchange, the organization of PaPRI is similar to that of a mutual insurance company. PaPRI is also not a subsidiary of PRI, but has received its initial capitalization in the form of a subordinated surplus note from PRI.

As of December 31, 2005 and 2004, the amount recoverable from PaPRI under the management agreement was $1,281 and $655, respectively. We also had an allowance for return premium of $210 as of December 31, 2005. The following table summarizes the impact to our revenues and expenses for the years ended December 31, 2005, 2004 and 2003 as a result of the management agreement with PaPRI.

	2005	2004	2003
Insurance management fees	$(3,426)	(948)	—

Fronting Program with PRI
Effective July 1, 2000, First Professionals entered into an agreement with PRI whereby First Professionals, through PMA, served as the fronting carrier for an MPL insurance program in Pennsylvania for PRI. Under this program, business was written on First Professionals’ policy forms and ceded to PRI under a 90% quota share reinsurance agreement. We received a fronting fee of 5% and PMA received an administration fee of 20% of premiums written, in return for its services to PRI, which included underwriting, claims management and other administrative aspects of this program. PMA also paid all commissions and brokerage to outside agents and brokers for the placement of business under the program. Effective January 1, 2002, the terms of this agreement were amended to cede 100% of the premiums written to PRI. Under the amended agreement, we received a fronting fee of 7% and PMA received an administration fee of 20% of premiums written. The amendment was filed with the NYSID. Effective August 1, 2003, PRI engaged an unrelated fronting carrier and no new or renewal business has been written on First Professionals’ policy forms thereafter.

Form 10-K: F-22

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    As of December 31, 2005 and 2004, the amount recoverable from PRI under the agreements was $64,197 and $40,216, respectively, which was comprised of reinsurance recoverable on unpaid losses. The following table summarizes the impact to our revenues and expenses for the years ended December 31, 2005, 2004 and 2003 as a result of the fronting program with PRI.

	2005	2004	2003
Net premiums earned (1)	$934	12,084	16,145
Net losses and LAE (2)	$(37,732)	(9,830)	(21,005)
Other underwriting expenses	$(254)	(3,262)	(4,358)
________________________

(1)	The corresponding direct premiums earned under fronting arrangements were ($939), ($12,080) and ($16,143) for the years ended December 31, 2005, 2004 and 2003, respectively.
(2)	The corresponding direct losses and LAE under fronting arrangements were $37,738, $9,779 and $21,076 for the years ended December 31, 2005, 2004 and 2003, respectively.

   See Note 7, Reinsurance, for additional information on the collateral held under these programs.

Fronting Program with American Physicians Insurance Exchange (“APIE”)
We previously had an insurance program with APIE, a Texas medical professional liability insurance exchange, whereby, through December 31, 2002, business was written on First Professionals’ policy forms and substantially all the underlying insurance risks and premiums were ceded to APIE for a fronting fee. We owned 20% of the outstanding common stock of APS Insurance Services, Inc. (“APS”), which serves as the exclusive management company for APIE, until October 1, 2003, at which time we sold our 20% investment to the majority (80%) owner for $2,050 in cash. A small gain was recognized on this transaction. One of our senior officers also served on the APS board of directors until the sale. This program was terminated effective December 31, 2002, at which time we ceased writing business for APIE on our policy forms and placed the existing business in run-off.

As of December 31, 2005 and 2004, the amount recoverable from APIE under the agreement was $2,680 and $14,260, which was comprised of reinsurance recoverable on unpaid losses. The following table summarizes the impact to our revenues and expenses for the years ended December 31, 2005, 2004 and 2003 as a result of the fronting program with APIE.

	2005	2004	2003
Net premiums earned (1)	$—	—	3,321
Net losses and LAE (2)	$—	3,969	(3,678)
Other underwriting expenses	$—	—	(3)
________________________

(1)	The corresponding direct premiums earned under fronting arrangements were ($3,321) for the year ended December 31, 2003.
(2)	The corresponding direct losses and LAE under fronting arrangements were ($3,969) and $3,678 for the years ended December 31, 2004 and 2003, respectively.

See Note 7, Reinsurance, for additional information on the collateral held under these programs.

F-23:Form 10-K

Index to the Consolidated Financial Statements

6.	Liability for Losses and LAE
    The following table rolls forward our consolidated liability for losses and LAE reserves, net of reinsurance, showing the changes for the period beginning January 1, 2003 and ending December 31, 2005.

	2005		2004	2003
Gross balance, January 1	$635,118		574,529	440,166
Less reinsurance recoverables	333,419		275,766	168,159
Net balance, January 1	301,699		298,763	272,007

Incurred Related To:
Current year	166,687		124,699	118,492
Prior years	(30)		473	482
Total incurred	166,657		125,172	118,974

Paid Related To:
Current year	21,023		16,517	13,455
Prior years	97,894		105,719	101,989
Total paid	118,917		122,236	115,444

Commutation	10,180	(1)	—	23,226	(2)

Net balance, December 31	359,619		301,699	298,763
Plus reinsurance recoverables	303,847		333,419	275,766
Gross balance, December 31	$663,466		635,118	574,529
________
(1)
During May 2005, First Professionals and APAC entered into agreements to commute their 25% quota share reinsurance ceded to APAL. Under the terms of the agreements, the two companies assumed policy liabilities previously ceded under the contracts of approximately $10,180 and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

(2)
During November 2003, our insurance subsidiaries entered into agreements to commute their ceded reinsurance to Gerling Global Reinsurance Corporation of America (“Gerling”). As a result of the commutation, our insurance companies assumed policy liabilities previously ceded under the contracts and received $23,226 in exchange for the release of Gerling from its reinsurance obligations to them, which was added to net reserves. No gain or loss was recognized on the transaction.

Incurred losses and LAE related to the current year increased approximately 34%. Our net premiums earned grew approximately 51% for the year ended December 31, 2005. The lower increase in incurred losses and LAE relative to the increase in net premiums earned reflects pricing improvements and underwriting actions in our insurance business and favorable claims results, mainly a lower number of new reported claims and incidents.

Incurred losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities that originated and were established in prior years. Information regarding incurred losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, resulting in gains or losses in the period revisions are made. As noted in the table above, our aggregate loss and LAE reserve estimates reported for years 2004 and prior in total have not increased or decreased significantly in 2005.

While we believe that our estimate for ultimate projected losses and LAE are adequate, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Form 10-K: F-24

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

Actuarial techniques and primary factors that impact our reserve estimates
We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business. The actuarial techniques we use that are material to our evaluation of loss and LAE reserves include the following:

•	Loss Development Methods (Incurred and Paid Development)	•	ALAE Development Methods (Incurred and Paid Development)
•	Berquist-Sherman Case Reserve Adjustment Method	•	Bornhuetter-Ferguson Expected Loss Projection Methods
•	Frequency/Severity Methods	•	Backward Recursive Method

Each technique has inherent benefits and shortcomings (i.e., biases), particularly when applied to company-specific characteristics and trends. For example, certain methods (e.g., the Bornhuetter-Ferguson methods) are more relevant to immature accident years and other methods (e.g., the loss development methods) provide more meaningful information for years with a greater level of maturity. Because each method has its own set of attributes, we do not rely exclusively upon a single method. Rather, we evaluate each of the methods for the different perspectives that they provide. Each method is applied in a consistent manner from period to period and encompasses a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.

Using internal actuarial staff, we analyze and develop projections of ultimate losses that are used to establish our carried reserves. In performing our review, we separate reserves by line of business, coverage type and layer of coverage, geography and accident year. By doing so, we are able to further evaluate the unique patterns of development and trends for each line of business. We then select a point estimate for each line with due regard for the age, characteristics and volatility of the portion of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type. This series of selected point estimates, along with other relevant quantitative and qualitative information, is then evaluated to produce an overall best estimate of our total liability for losses and LAE.

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm as an objective confirmation of the adequacy of our carried reserves. Our best estimate may differ from the selected reserve estimate of our independent actuary as a result of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below. While our assessment may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate. The range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2005 was $334.4 million to $384.8 million.  The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves. The reserve opinions of our independent actuary for the years ended December 31, 2005 and 2004 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.

The primary factors affecting our estimates of how much we will pay and therefore our reserve for insurance claims, defense and other related costs are:

•	Frequency and severity trends (numbers of claims and how much we will pay for each claim on average);
•	The timing or pattern of future payments;
•	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment);
•	The amount of defense costs we will pay for each claim or group of claims; and
•	Inflationary trends that are expected to bear on future loss and LAE payments.

F-25:Form 10-K

Index to the Consolidated Financial Statements

    These factors, in turn, can be affected by external events, including the judicial environment and tort-related trends over time. For example, the removal or significant weakening of one or more of the tort reforms passed in our largest market, Florida, could result in an unexpected increase in claim frequency and/or severity. In addition, these factors may also be impacted by internal events, such as changes in our business mix or claims handling philosophy. Determining whether such events are reasonably likely to occur and attempting to quantify the impact of an individual event are inherently difficult. We utilize our experience and judgment and consider these factors as well as historical experience and the results of applied actuarial techniques when evaluating the adequacy of carried loss and LAE reserves. All of the above-mentioned factors individually can and will generally vary from one period to the next over time but are estimated to approximate their ultimate values in setting reserve estimates.

In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and LAE reserves, it is also important to understand that the medical professional liability sector of the property casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim. For example, in 2005, which we ended with 14,055 professional liability policyholders, we paid a total of $60,817 in loss (indemnity only) payments on 391 claims. Given the magnitude of our reserves and these characteristics, even a relatively small change in the number of claims we expect to pay (i.e., frequency) or a relatively small percentage change in the average cost per claim (i.e., severity) could have a significant impact on our reserves and, correspondingly, our financial position and results of operations. This is the case for other key assumptions as well, such as the frequency of reported claims and incidents that will ultimately close with an indemnity payment versus those that will close without an indemnity payment.

In addition, due to the relatively small number of claims ultimately resulting in an indemnity payment and the average cost per claim, any change in the trends assumed in the ultimate values for these factors could result in a significant change in our reserve estimates. Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position. A typical range of reasonable values for MPL reserve estimates is considered to be as wide as 15%; thus, in addition to the performance of the business itself, our results of operations and financial position are very sensitive to our reserve estimates and judgments.

7.	Reinsurance
    The effect of reinsurance on premiums written and earned and losses and LAE incurred for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$289,022	277,335	312,728	313,160	340,741	336,727
Ceded	(37,208)	(51,293)	(120,196)	(163,484)	(197,607)	(205,062)
Net	$251,814	226,042	192,532	149,676	143,134	131,665

	2005	2004	2003
Losses and LAE incurred	$233,246	261,413	323,141
Reinsurance recoveries	(66,589)	(136,241)	(204,167)
Net losses and LAE incurred	$166,657	125,172	118,974

Form 10-K: F-26

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. At December 31, 2005 our receivable from reinsurers was approximately $332,495. We have not experienced any difficulties in collecting amounts due from reinsurers related to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations. For additional information on transactions with related parties, refer to Note 5, Related Party Transactions.

The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5 million or more as of December 31, 2005.

Reinsurer	A.M. Best Rating as of December 31, 2005	Amount Recoverable as of December 31, 2005	Amount Recoverable as of December 31, 2004
Physicians Reciprocal Insurers	Not Rated *	$65,346	41,129
Hannover Ruckversicherungs	A	37,622	44,023
Lloyd's Syndicate	A	33,720	38,591
Transatlantic Reinsurance Company	A+	19,352	20,392
Partner Reinsurance Co	A+	11,732	10,151
APAL (SPC) Limited	Not Rated *	8,866	15,926
Berkley Insurance Company	A	6,528	—
CX Reinsurance Company	NR-3 *	5,045	—
Other reinsurers		39,707	75,855
Total		$227,918	246,067
__________
*  We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from these reinsurers, which are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.

     We renewed our excess of loss reinsurance program, effective January 1, 2006.  The 2006 agreement does not contain the loss-corridor discussed below that was in the 2005 agreement. In addition, our reinsurance premium rate decreased approximately 5% for 2006 from 2005. Other than the removal of the loss-corridor and the reduced rate, the structure and coverage of such agreement is generally similar to that of our 2005 excess of loss reinsurance program.

As a result of the loss-corridor within the 2005 agreement, we retain losses incurred in the excess layers from the point at which such losses reach 80% of ceded reinsurance premium and up to 110% of the ceded reinsurance premium, at which point such losses become subject to the reinsurance once again. We estimate that the maximum losses that would be retained assuming we were to realize or surpass the entire loss-corridor to be approximately $9.0 million. In addition, our reinsurance premium rate decreased approximately 16% for 2005 from 2004. Other than the addition of the loss-corridor and the reduced rate, the structure and coverage is generally similar to that of our 2004 excess of loss reinsurance program.

In 2004, we reinsured under our primary excess of loss program individual losses incurred in excess of $500. In 2003, we reinsured individual losses incurred under this program in excess of $500 (Retention on our anesthesiology programs was $375 per loss because 25% of that business was ceded to APAL. This program with APAL ended as of December 31, 2003.)

F-27:Form 10-K

Index to the Consolidated Financial Statements

    Effective April 27, 2004, we elected not to renew the supplemental awards made reinsurance for extra contractual obligations (“ECO”) and excess policy limit ("XPL”) claims that we had carried in addition to the ECO/XPL coverage already included as part of our primary excess of loss reinsurance program based on an analysis of our exposure to such claims.

APAL Commutation. During May 2005, First Professionals and APAC entered into agreements to commute their 25% quota share ceded reinsurance with APAL. Under the terms of the agreements, the two companies assumed policy liabilities previously ceded under the contracts of approximately $10,180 and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

Net Account Quota Share Reinsurance. We terminated future cessions under the Hannover Re net account quota share reinsurance agreement. With this termination, business is no longer ceded under it beginning with business written and renewed in the third quarter of 2004. The business already ceded through June 30, 2004 continues to be subject to the agreement and is in run-off. Amounts ceded under the Hannover Re net account quota share reinsurance agreement for the years ended December 31, 2005, 2004 and 2003 are summarized in the table below.

		Percentage		Percentage
	2005	Change	2004	Change	2003
Ceded premiums written	$660	101%	(50,357)	40%	(84,255)

Ceded premiums earned	$(8,373)	89%	(75,675)	13%	(87,256)
Ceded losses and LAE incurred	$5,814	-90%	57,538	-19%	70,967
Ceded other underwriting expenses	$2,922	-87%	22,710	3%	22,065
Net increase in underwriting margin	$363	-92%	4,573	-21%	5,776

Other expenses	$(6,643)	7%	(7,152)	-59%	(4,492)

Net (decrease) increase in income from continuing operations before income taxes	$(6,280)	-144%	(2,579)	-301%	1,284

Net (decrease) increase in net income	$(3,858)	-144%	(1,582)	-301%	789

Commutation of Gerling Reinsurance. During November 2003, we received $23,226 in exchange for commuting our reinsurance treaties with Gerling, one of our former reinsurers. The amount collected includes payments for commutation of Gerling’s quota share treaty for facultative reinsurance coverage on non-standard risks, Gerling’s portion of the excess of loss reinsurance program and payments for estimated future claims under the Gerling treaties. Gerling participated in our excess of loss reinsurance programs in 2000 at 15%, and in 2001 and 2002 at 20%. We replaced Gerling’s participation in our reinsurance programs, effective with our renewal as of January 1, 2003. No gain or loss was recognized on the commutation transaction.

Form 10-K: F-28

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

8.	Investments
    The amortized cost and estimated fair value of investments in fixed maturities, available for sale were as follows:

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States, municipalities and political subdivisions	$346,062	1,508	4,151	343,419
Corporate securities	130,355	457	2,486	128,326
Mortgage-backed securities	81,803	47	1,874	79,976
U.S. Government agencies and authorities	66,712	401	1,118	65,995
Total fixed maturities, available for sale	$624,932	2,413	9,629	617,716

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States, municipalities and political subdivisions	$251,274	4,052	1,080	254,246
Corporate securities	131,128	1,755	942	131,941
U.S. Government agencies and authorities	80,512	1,354	610	81,256
Mortgage-backed securities	81,382	201	483	81,100
Total fixed maturities, available for sale	$544,296	7,362	3,115	548,543

     GAAP requires that the book value of investments be written down to fair value when declines in value are considered other-than-temporary. When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established. We evaluate our investment portfolio on a quarterly basis to identify securities that may be other-than-temporarily impaired. Our analysis takes into account relevant factors, both quantitative and qualitative in nature. Among the factors we consider are the following:

•	The length of time and the extent to which fair value has been less than cost;
•
Issuer-specific considerations, including its short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default;

•	The occurrence of a significant economic event that may impact the industry in which an issuer participates; and
•	Our intent and ability to hold the investment for a sufficient period of time to allow for any anticipated recovery in fair value.

F-29:Form 10-K

Index to the Consolidated Financial Statements

    With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. If we do not expect for a security’s decline in fair value to be fully recovered prior to the expected time of sale, we would record an other-than-temporary impairment in the period in which the decision to sell is made. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss), internal risk management considerations, the financial condition of the issuer or its industry, market conditions and new investment opportunities. Day to day management of the majority of our investment portfolio is overseen by third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. We believe that subsequent decisions to sell such securities are consistent with the classification of our portfolio as available for sale.

The following tables summarize, for all fixed maturities, available for sale, in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

	As of December 31, 2005
	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States, municipalities and political subdivisions	$260,146	4,151	180,985	1,850	79,161	2,301
Corporate securities	109,566	2,486	53,888	793	55,678	1,693
Mortgage-backed securities	74,454	1,874	47,632	1,112	26,822	762
U.S. Government agencies and authorities	49,634	1,118	24,165	442	25,469	676
Total fixed maturities, available for sale	$493,800	9,629	306,670	4,197	187,130	5,432

	As of December 31, 2004
	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States, municipalities and political subdivisions	$80,167	1,080	61,914	875	18,253	205
Corporate securities	62,648	942	41,086	486	21,562	456
U.S. Government agencies and authorities	39,068	610	20,497	255	18,571	355
Mortgage-backed securities	62,527	483	62,527	483	—	—
Total fixed maturities, available for sale	$244,410	3,115	186,024	2,099	58,386	1,016

    The unrealized losses at December 31, 2005 and 2004 were primarily attributable to the impact of increases in interest rates on our fixed income investment portfolio. We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates. Therefore, we do not consider any of the securities carried in an unrealized loss position at December 31, 2005 and 2004 to be other-than-temporarily impaired. During the fourth quarter of 2005, we did recognize an other-than-temporary impairment charge related to certain of our corporate securities, which reduced the cost basis of those securities and reclassified the unrealized loss from accumulated other comprehensive (loss) income to net realized investment losses.

Form 10-K: F-30

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    Realized investment (losses) gains for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	2005	2004	2003
Fixed Maturities, Available for Sale:
Gross realized gains	$1,177	6,042	11,211
Gross realized losses	(1,459)	(3,522)	(4,059)

Other Invested Assets:
Gross realized gains	—	2,134	201
Gross realized losses	—	—	—
Other-than-temporary impairments	(698)	(787)	(5,301)
Net realized investment (losses) gains	$(980)	3,867	2,052

Net investment income for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Fixed maturities, available for sale	$22,350	21,099	19,083
Short-term investments	929	—	—
Other invested assets	797	533	669
Cash and cash equivalents	3,019	843	600
	27,095	22,475	20,352
Less: Investment expense	(1,849)	(1,722)	(1,951)
Net investment income	$25,246	20,753	18,401

The amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers have the right to call or prepay these obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$47,647	47,444
Due after one year through five years	229,482	226,192
Due after five years through ten years	222,712	220,620
Due after ten years	43,288	43,578
	543,129	537,834
Mortgage-backed securities	81,803	79,882
Total fixed maturities, available for sale	$624,932	617,716

As of December 31, 2005, investments in securities and cash with an amortized cost of $15,756 and a market value of $16,363 were on deposit with the insurance departments in various states as required by law. Investment securities and cash with an amortized cost of $185,976 and a market value of $185,442 were held in trust accounts as collateral for reinsurance assumed as required by law in certain states in which we assume insurance business. The majority of the amounts that were held as collateral as of December 31, 2005, were related to reinsurance we assumed from PRI. For additional information on the related party transactions with PRI, see Note 5, Related Party Transactions.

F-31:Form 10-K

Index to the Consolidated Financial Statements

    Other invested assets as of December 31, 2005 and 2004 are summarized below:

	2005	2004
Real estate, net of depreciation	$3,937	4,035
Investments in limited partnerships	1,765	2,057
Other	1,083	1,083
Total other invested assets	$6,785	7,175

Total depreciation expense on real estate investments was $315, $298 and $277 in 2005, 2004 and 2003, respectively.

9.	Other Comprehensive Loss
    The components of other comprehensive loss before and after income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Fixed maturities, available for sale	$(11,463)	(2,249)	(5,296)
Income taxes	4,370	833	2,012
Fixed maturities, available for sale, net	(7,093)	(1,416)	(3,284)

Other invested assets	228	187	731
Income taxes	(88)	(73)	(282)
Other invested assets, net	140	114	449

Short-term investments	(107)	—	—
Income taxes	41	—	—
Short term investments, net	(66)	—	—

Derivative financial instruments	56	(586)	2,993
Income taxes	(22)	226	(1,267)
Derivative financial instruments, net	34	(360)	1,726

Minimum pension liability	431	(203)	(228)
Income taxes	(39)	(49)	88
Minimum pension liability, net	392	(252)	(140)

Other comprehensive loss	$(6,593)	(1,914)	(1,249)

Unrealized net gains and losses and minimum pension liability included in accumulated other comprehensive (loss) income as of December 31, 2005 and 2004 was as follows:

	2005	2004
Fixed maturities, available for sale	$(4,484)	2,610
Other invested assets	705	564
Short-term investments	(66)	—
Derivative financial instruments	(386)	(420)
Minimum pension liability	—	(392)
Accumulated other comprehensive (loss) income, net	$(4,231)	2,362

Form 10-K: F-32

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

10.	Income Taxes
    Our provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
Current Expense:
Federal	$14,518	12,815	7,173
State	2,342	3,346	1,334
Total	16,860	16,161	8,507

Deferred (Benefit) Expense:
Federal	(1,524)	(94)	(256)
State	501	201	355
Total	(1,023)	107	99
Net income tax expense	$15,837	16,268	8,606

The tax benefit related to employee stock options, which is treated differently for book and tax purposes, has been recorded directly to shareholders’ equity as an addition to additional paid-in capital. The tax benefit for the years ended December 31, 2005, 2004 and 2003 was $1,335, $979 and $998, respectively.

The provision for income taxes differs from the statutory corporate tax rate of 35% for the years ended December 31, 2005, 2004 and 2003 as follows:

	2005	2004	2003
Computed "expected" tax expense	$17,065	15,076	8,379
Tax-exempt interest	(3,100)	(2,206)	(1,130)
State income taxes, net of Federal benefit	1,848	2,306	1,098
Prior year adjustments upon IRS examination	—	750	—
Other, net	24	342	259
Actual income tax expense	$15,837	16,268	8,606

At December 31, 2005 and 2004, the significant components of the net deferred tax asset were as follows:

Deferred Tax Assets Arising From:	2005	2004
Loss reserve discounting	$16,724	12,746
Goodwill and intangible assets	9,416	12,163
Unearned premiums	12,131	10,477
Realized loss on securities	266	2,075
Net operating loss carry forwards	1,628	1,776
Benefit plans	1,209	1,461
Deferred ceding commission	—	481
Unrealized losses on securities	2,330	—
Other	1,999	1,610
Total deferred tax assets	45,703	42,789

Deferred Tax Liabilities Arising From:
Deferred policy acquisition costs	5,597	4,335
Unrealized gains on securities	—	1,992
Other	787	826
Total deferred tax liabilities	6,384	7,153
Net deferred tax asset	$39,319	35,636

F-33:Form 10-K

Index to the Consolidated Financial Statements

    Net deferred tax assets and Federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management’s conclusions as to the ultimate realizability of deferred tax assets. In our opinion, it is more likely than not that we will realize the benefit of the deferred tax assets and therefore, no valuation allowance has been established.

We have remaining net operating loss carry forwards of approximately $4,000 as of December 31, 2005 that may be used to offset taxable income in future years subject to an annual limitation imposed by the Internal Revenue Code. These net operating loss carry forwards expire in the years 2018 and 2019.

During 2005, we reached a settlement with the Internal Revenue Service (“IRS”) with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001. The settlement is currently pending approval by the Congressional Joint Committee on Taxation. We do not expect significant adjustments to develop as a result of the Congressional Joint Committee’s review. Our income tax returns for the years subsequent to December 31, 2001 have not been examined by the IRS and remain open under the statute of limitations.

11.	Share-Based Compensation Plans
    We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”), (ii) a plan for non-employee directors (the “Director Plan”), and (iii) an employee stock purchase plan (the “ESPP”).

The Omnibus Plan:
Under the Omnibus Plan we may issue incentive stock options, non-qualified stock options and restricted stock upon approval by the Board of Directors. The option price of an incentive stock option may not be less than 100% of the fair market value of shares on the grant date. The option price of a non-qualified option may not be less than 50% of the fair market value of shares on the grant date. Restricted stock grants entitle the holder to shares of common stock as the award vests.

The Director Plan:
    Under the Director Plan, we may issue non-qualified stock options and restricted stock upon approval by the Board of Directors. Stock option grants made under the Director Plan are at a price not less than 100% of the fair market value of the underlying stock on the grant date. Restricted stock grants entitle the holder to shares of common stock as the award vests.

The Board of Directors authorized each nonemployee member of the Board of Directors to receive annual equity-based compensation to be awarded as of the date of the annual shareholders meeting, pursuant to the Director Plan, in the form of 1,000 shares of full value restricted common stock, which will fully vest on the first anniversary of the date of grant.

The Board of Directors further authorized each new nonemployee member of the Board of Directors to receive, upon initial election to the Board of Directors, an initial award of 1,000 shares of full value restricted common stock, which will fully vest on the first anniversary of the date of grant, awarded pursuant to the Director Plan.

The Board of Directors also authorized nonemployee members of the Board of Directors of First Professionals who are not also members of the Board of Directors of FPIC to receive annual equity-based compensation to be awarded as of the date of the annual shareholders meeting, pursuant to the Director Plan, in the form of 1,000 shares of full value restricted common stock, which will fully vest on the first anniversary of the date of grant.

Members of the Board of Directors who receive a restricted common stock award will be permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability.

Form 10-K: F-34

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

The ESPP:
We offer an ESPP to eligible employees, including executive officers. Under the terms of the ESPP, employees are allowed to purchase FPIC’s common stock at 85% of the market value on the first or last day of the offering period, whichever is lower. The number of shares of FPIC common stock issued in connection with the ESPP was 15,501 and 24,382 for the plan years ended December 31, 2005 and 2004, respectively.

The following table presents the number of shares reserved as of December 31, 2005, 2004 and 2003 for issuance in connection with our share-based compensation plans:

	2005	2004	2003
The Omnibus Plan	728,002	818,691	405,388
The Director Plan	239,801	241,801	136,800
The Employee Stock Purchase Plan	86,977	102,478	26,860
Shares reserved for issuance	1,054,780	1,162,970	569,048

    The following table presents the status of, and changes in, restricted stock for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	—	—	—	—	—	—
Granted	79,068	$31.02	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(2,549)	$30.38	—	—	—	—
Outstanding, end of year	76,519	$31.04	—	—	—	—

Under the fair value recognition provisions of FAS 123, stock-based compensation cost has been measured at the grant date based on the value of the restricted stock awards and is recognized as expense over the vesting period. Stock-based compensation cost is accrued at the measurement date and is reported as unearned compensation, a component of shareholders’ equity in the consolidated statements of financial position.

F-35:Form 10-K

Index to the Consolidated Financial Statements

The following table presents the status of, and changes in, stock option grants for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	1,454,446	$17.24	1,652,688	$16.57	2,010,862	$16.25
Granted	57,000	$30.38	70,950	$27.54	291,500	$20.70
Exercised	(212,142)	$14.58	(214,270)	$12.70	(355,295)	$11.93
Forfeited	(40,830)	$29.32	(54,922)	$28.22	(294,379)	$24.11
Outstanding, end of year	1,258,474	$17.90	1,454,446	$17.24	1,652,688	$16.57

Shares exercisable at year-end	1,087,842	$16.76	1,105,012	$16.72	1,091,624	$17.10

    The following table summarizes information for stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Prices per Share	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.00-11.99	348,382	5.70	$8.81	348,382	$8.81
$12.00-15.99	382,704	5.20	14.02	366,034	14.10
$16.00-19.99	16,533	4.50	17.37	14,866	17.48
$20.00-35.99	467,280	6.00	25.31	314,985	24.62
$36.00-60.99	43,575	2.30	45.55	43,575	45.55
	1,258,474	5.50	$17.90	1,087,842	$16.76

    The fair value of stock options granted, which is amortized to expense over the option vesting period in determining the pro-forma information presented in Note 2, Significant Accounting Policies, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life of stock options	5 years	5 years	5 years
Risk-free interest rate	3.68%	3.89%	3.02%
Expected volatility of stock	67.11%	61.65%	53.02%

The weighted average fair value of stock options granted during 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Fair value of stock options granted	$17.86	15.29	10.14
Total fair value of all stock options granted	$1,018	1,085	2,955
Expected dividends	—	—	—
Total number of stock options granted	57,000	70,950	291,500

Form 10-K: F-36

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    In accordance with FAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because our incentive stock options are not traded on any exchange, employees and directors can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of our stock. Such an increase in stock price would also benefit other stockholders.

12.	Long-Term Debt
    Our outstanding long-term debt, as of December 31, 2005 and 2004, consisted of the following:

Trust Preferred Subordinated Debentures, uncollateralized and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85% to 4.2%			2005	2004
	Rate as of December 31,
Due	2005	2004
May 15, 2033 (callable by FPIC beginning May 15, 2008)	8.43%	6.38%	$15,464	15,464
May 23, 2033 (callable by FPIC beginning May 23, 2008)	8.61%	6.60%	5,155	5,155
October 29, 2033 (callable by FPIC beginning October 29, 2008)	8.09%	5.98%	15,464	15,464

Senior notes, uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.2%
	Rate as of December 31,
Due	2005	2004
May 23, 2033 (callable by FPIC beginning May 23, 2008)	8.61%	6.60%	10,000	10,000

Total long-term debt			$46,083	46,083

    We established three wholly owned, but not consolidated, trusts, FPIC Capital Trust I, FPIC Capital Statutory Trust II and FPIC Capital Statutory Trust III, during 2003 for the sole purpose of issuing the trust preferred securities. The proceeds received by the three trusts were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features. The debentures issued by FPIC to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing to one another. Issuance costs for all three offerings in the aggregate amount of approximately $1,404 were capitalized and are being amortized over their respective stated maturity periods of 30 years.

The floating interest rate charged under the trust preferred subordinated debentures is adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged within the first five years is 12.5%. We purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. For additional information on our hedging instruments, see Note 13, Derivative Financial Instruments. We have the option to call the trust preferred securities at par or its equivalent beginning five years from closing. The trust preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of thirty years and are due in May and October 2033.

F-37:Form 10-K

Index to the Consolidated Financial Statements

Indenture agreements, relating to our junior subordinated debentures and trust preferred securities, contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal of, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank equal in standing with or junior in interest to capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.

13.	Derivative Financial Instruments
    As of December 31, 2005, we had four interest rate collars. The initial costs of these hedging instruments of $1,134, in aggregate, have been capitalized and are being amortized over their respective five year maturity periods. The interest rate collars and terms as of December 31, 2005 are presented in the table below with their corresponding effects on the floating rate interest costs associated with the trust preferred securities and senior notes.

	Maturity	LIBOR	LIBOR	Floor	Cap
Notional Amount	Date	Floor (1)	Cap (1)	Rate	Rate
$ 15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$ 5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%
_____________
(1)	Based on three-month LIBOR

    The interest rate collars are designed to maintain our ultimate floating rate interest costs on our trust preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities. The interest rate collars place floors and caps on the three-month LIBOR floating interest on notional principal corresponding with the principal amounts of each offering, until their respective maturity dates in 2008 or until such time that we have the right to call the securities.

    Under the interest rate collars, when the three-month LIBOR interest rate exceeds the specified cap rate or falls below the specified floor rate, we receive or pay, respectively, the related cash flow equal to the difference in percentage times the notional principal under the respective contracts. The two portions of each contract working together, therefore, form a hedge against the effects of a rising three-month LIBOR rate above the cap or a falling three-month LIBOR rate below the floor. The notional amounts referenced in the interest rate collars equal the related trust preferred securities or senior notes, as applicable. The notional amounts of the contract are not exchanged. Therefore, the excess of the interest expense on our securities over the cap rate, or the shortfall in interest expense under the floor, are offset by related receipts of excess interest under the caps, or the payment of the interest shortfall below the floor, respectively. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contract.

    We have designated the interest rate collars as cash flow hedges. They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity as a component of accumulated other comprehensive (loss) income, net.

Form 10-K: F-38

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    In accordance with FAS 133, as amended by FAS 138, and FAS 149, we document the relationships between the hedging instruments and the underlying long-term debt instruments. We also assess the effectiveness of the hedging instruments on a quarterly basis. If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the interest rate collars would be included in net income rather than other comprehensive income. For the years ended December 31, 2005, 2004 and 2003, the net gain or loss on the ineffective portion of the agreements was not material.

14.	Fair Value of Financial Instruments
    Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Quoted market prices are used where available. In other cases, fair values are based on estimates using valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors. Changes in assumptions could significantly affect these estimates. Independent market data may not be available to validate those fair value estimates that are based on internal valuation techniques. Moreover, such fair value estimates may not be indicative of the amounts that could be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values of our financial instruments may not be comparable to those of other companies.  Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent our underlying value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Fixed maturities, available for sale – Fair value was estimated based on prices from a third party service organization providing administrative services for investments.
•	Short-term investments – Fair value was estimated based on prices from a third party service organization providing administrative services for investments.
•
Other invested assets – For limited partnership investments, fair value was determined based on our portion of the equity of the underlying investment. For real estate, fair value was based on an independent appraisal.

•	Cash and cash equivalents – Carrying value approximates the fair value because of the short maturity of these instruments.
•	Interest rate collars – Fair value was estimated using quotes from an institutional broker and represents the cash requirement if the existing agreement had been settled at year-end.
•	Long-term debt – Carrying value approximates the fair value.

F-39:Form 10-K

Index to the Consolidated Financial Statements

    The following table presents the carrying values and estimated fair values of our financial instruments as of December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Fixed maturities, available for sale	$617,716	617,716	548,543	548,543
Short-term investments	46,608	46,608	—	—
Other invested assets	6,785	9,598	7,175	9,890
Cash and cash equivalents	102,694	102,694	128,250	128,250
Interest rate collars	506	506	450	450
Total financial assets	$774,309	777,122	684,418	687,133

Financial Liabilities:
Long-term debt	$46,083	46,083	46,083	46,083
Total financial liabilities	$46,083	46,083	46,083	46,083

15.	Employee Benefit Plans
    We provide pension benefits to eligible employees through various defined contribution and defined benefit plans, which we sponsor.

Defined Contribution Plans:
We have defined contribution plans that are available to employees of the holding company, Tenere and AFP upon meeting certain eligibility requirements. The plans allow for employees to contribute to the plan a percentage of their pre-tax annual compensation. Under the terms of the plan provided to the employees of the holding company, we will match the employee contributions up to a maximum of 2.5% of the employee’s annual compensation. We may also make annual profit sharing contributions to the plans, depending on its annual financial performance. The contributions to the plans are invested at the election of the employee in one or more of several investment options provided by a third party plan administrator. We contribute the matching portion to the plan at the same time as the employee elections. For the years ended December 31, 2005 and 2004, our contributions to the plans totaled $1,264 and $1,096, respectively. We expect to contribute approximately $1,300 to the plans during 2006.

We have a deferred compensation plan, which is offered to key employees selected by the Board of Directors who are also participants in the holding company’s qualified defined contribution plan and whose contributions are limited by the Internal Revenue Code. Key employee participants may defer into the plan all or a portion of their compensation. In addition, at the discretion of the Board of Directors, we may match contributions made by key employees and may also make discretionary incentive contributions for key employees. Participants’ account balances generally will be paid, as adjusted for investment gains or losses, following termination of employment. We did not make any discretionary or matching contributions during the years ended December 31, 2005 or 2004.

    We have a money purchase plan that is available to the employees of Tenere upon meeting certain eligibility requirements. Under the terms of the plan, we make contributions to the plan to provide benefits to employees based on years of service. Contributions are made for each year of service until the employee retires. The contributions are equal to 6.0% of the employee’s annual compensation plus 5.7% of the employee’s annual compensation in excess of the Social Security taxable wage base. For the years ended December 31, 2005 and 2004, our contributions totaled $67 and $71, respectively.

Form 10-K: F-40

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

Defined Benefit Plans:
We have defined benefit plans that are available to employees of the holding company and AFP upon meeting certain eligibility requirements. There are two plans available to all employees, a supplemental executive retirement plan (“SERP”) available only to certain executives and an excess benefit plan available only to certain employees that are not covered by the SERP. The SERP and excess benefit plan are not funded. Net periodic pension costs related to these plans included in the consolidated statements of income were $3,986, $4,201 and $2,564 for the years ended December 31, 2005, 2004 and 2003, respectively.

It is our policy to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as may be determined to be appropriate. The contributions to these plans totaled $4,898 and $2,900 for the years ended December 31, 2005 and 2004, respectively. We expect to contribute approximately $3,500 to the plans during 2006.

The following table provides the amounts recognized in the consolidated statements of financial position as of December 31, 2005 and 2004.

	2005	2004
Prepaid benefit cost	$1,470	554
Accrued benefit cost	(3,345)	(4,278)
Intangible assets	211	480
Accumulated other comprehensive (loss) income	—	669
Net accrued pension cost	$(1,664)	(2,575)

    The following table provides the actuarially computed components of net periodic pension cost for our defined benefit plans combined for the years ending December 31, 2005, 2004 and 2003.

	2005	2004	2003
Service cost of benefits earned during the period	$2,509	2,266	1,470
Interest cost on projected benefit obligation	1,575	1,349	1,035
Expected return on plan assets	(1,190)	(919)	(663)
Amortization of unrecognized loss	969	1,382	608
Amortization of unrecognized prior service cost	92	92	114
Amortization of transition obligation	31	31	—
Net periodic pension cost	$3,986	4,201	2,564

Actuarial Present Value of Benefit Obligation:
Accumulated benefit obligations	$(19,203)	(16,564)	(14,407)

Projected benefit obligations for service rendered to date	$(33,496)	(26,981)	(20,234)
Plan assets at fair value	20,895	15,592	12,133
Projected benefit obligations in excess of plan assets	(12,601)	(11,389)	(8,101)
Unrecognized net loss from past experience different from that assumed	10,108	7,862	6,525
Prior service cost not yet recognized in net periodic pension cost	759	851	(57)
Unrecognized net obligations at inception recognized over 15.29 years	70	101	131
Accrued pension cost	$(1,664)	(2,575)	(1,502)

F-41:Form 10-K

Index to the Consolidated Financial Statements

    The following tables provide the status of our defined benefit plans combined for the years ending December 31, 2005 and 2004, respectively.

	2005	2004
Change in Benefit Obligation:
Benefit obligation, January 1	$26,981	20,579
Service cost	2,509	2,266
Interest cost	1,575	1,349
Actuarial loss	2,730	4,263
Benefits paid	(299)	(1,476)
Benefit obligation, December 31	$33,496	26,981

	2005	2004
Change in Plan Assets:
Fair value of plan assets, January 1	$15,592	12,133
Actual return on plan assets	704	2,035
Employer contributions	4,898	2,900
Benefits paid	(299)	(1,476)
Fair value of plan assets, December 31	$20,895	15,592

    Assumptions used in the accounting for the net periodic pension cost and plan status for our defined benefit plans combined for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003
Discount rates	5.50%	5.50%	6.14%
Rate of increase in compensation levels	5.29%	5.21%	5.18%
Return on assets	7.00%	7.14%	7.10%

Assumptions used in the accounting for the benefit obligation for our defined benefit plans combined for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003
Discount rates	5.42%	5.50%	5.83%
Rate of increase in compensation levels	5.30%	5.29%	5.17%
Return on assets	7.00%	7.00%	7.14%

Historical returns of multiple asset classes were analyzed to develop a risk-free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

The investment policy for our defined benefit pension plans involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs. We employ a total return on investment approach, whereby a mix of equity securities, debt securities and other assets, is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by plan trustees through periodic portfolio reviews, meetings with investment managers and annual liability measurements.

Form 10-K: F-42

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    As of December 31, 2005, approximately 26%, 26%, 25% and 10% of the defined benefit plan assets were held in equity securities, cash and short-term investments, debt securities and convertible debt securities, respectively. We also held investments in a hedge fund, which comprised 13% of plan assets. The debt securities were comprised mainly of money market, bond and mortgage backed securities. The equity securities were comprised of a diversified portfolio of large, medium and small cap investments, with a modest international component. We do not expect significant changes in the allocation of investments; however the allocations may change after the periodic meetings of the plan trustees based on their reviews of historical investment return and risk.

Estimated benefit payments expected to be paid during the next 10 years, based on the assumptions used to measure the benefit obligation as of December 31, 2005 are as follows:

2006	$1,166
2007	1,701
2008	285
2009	504
2010	1,161
2011 - 2015	11,147
Total	$15,964

16.	Statutory Accounting (Unaudited)
    First Professionals, APAC, Intermed and Interlex are required to file statutory-basis financial statements with state insurance regulatory authorities. The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent. In 2006, and based on the amounts of capital and surplus of our insurance subsidiaries as of December 31, 2005, dividends of $19,700 may be paid to the holding company, without regulatory consent. Our consolidated insurance subsidiaries statutory surplus exceeded applicable regulatory and risk-based capital requirements as of December 31, 2005, 2004 and 2003.

The restricted net assets for our insurance subsidiaries at December 31, 2005, 2004 and 2003, are as follows:

	2005	2004	2003
First Professionals	$155,353	130,862	106,967
APAC	$18,531	13,356	13,508
Intermed	$31,142	29,333	25,265
Interlex	$8,216	7,243	6,117

The statutory surplus of our insurance subsidiaries at December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
First Professionals	$172,853	145,402	118,873
APAC	20,731	14,840	15,009
Intermed	34,602	30,951	26,991
Interlex	9,129	8,048	6,797
Combined statutory surplus	237,315	199,241	167,670
Less: Intercompany eliminations	(43,731)	(38,999)	(33,788)
Consolidated statutory surplus	$193,584	160,242	133,882

F-43:Form 10-K

Index to the Consolidated Financial Statements

    For the years ended December 31, 2005, 2004 and 2003, the statutory net income for our insurance subsidiaries was as follows:

	2005	2004	2003
First Professionals	$9,926	9,063	2,524
APAC	2,002	(45)	1,032
Intermed	2,869	(446)	2,316
Interlex	1,029	1,103	287
Total statutory net income	$15,826	9,675	6,159

17.	Deferred Policy Acquisition Costs
    Changes in deferred policy acquisition costs for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Beginning balance	$11,280	6,209	4,452
Additions	24,090	13,488	7,765
Amortization expense	(20,820)	(8,417)	(6,008)
Ending balance	$14,550	11,280	6,209

18.	Commitments and Contingencies
    We have entered into various lease arrangements for office facilities and equipment. We generally account for operating leases on a straight-line basis. Total rental expense was $2,268, $2,257 and $2,636 for the years ended December 31, 2005, 2004 and 2003, respectively. The future minimum annual rentals under our non-cancelable operating leases are included in the table presented below.

2006	$2,996
2007	2,715
2008	2,682
2009	1,770
2010	638
Thereafter	2,266
Total	$13,067

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

Form 10-K: F-44

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

    In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have discontinued our reinsurance for bad faith claims, other than coverage provided as part of our primary excess of loss program. An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our results of operations and financial condition. We have evaluated such exposures as of December 31, 2005, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

In addition to standard assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. No special assessments were made in 2003, 2004 or 2005. In addition, we could become subject to additional assessments in the future as a result of losses caused by catastrophic losses. Medical malpractice policies are exempt from assessment by the Florida Hurricane Catastrophe Fund through May 31, 2007.

For commitments and contingencies associated with the disposition of our former TPA segment, refer to Note 19, Discontinued Operations.

Management agreement between AFP and PRI
See Note 5, Related Party Transactions, Management Agreement with PRI and Reinsurance Services, for information about the management agreement with PRI. We have also issued two irrevocable letters of credit in the amount of $500,000 as collateral under the operating leases for the buildings occupied by AFP in Manhasset and Lake Success, New York.

F-45:Form 10-K

Index to the Consolidated Financial Statements

19.	Discontinued Operations
    Effective April 30, 2005, we sold our former third party administration segment’s employee benefits administration business to WebTPA, Inc.  As consideration for the sale, we received $628, which was comprised of $428 in cash and a $200 interest bearing note receivable.  A pre-tax gain of $366 ($225 after-tax) was recognized on the sale. Effective June 2, 2005, we sold our subsidiary, Employers Mutual, Inc., to a private investor. As consideration for the sale we received $3,500 in cash. A pre-tax gain of $1,008 ($1,508 after-tax) was recognized on the sale. In connection with these sales, we became subject to certain usual and customary obligations related to the indemnification of each buyer for commitments and contingencies that existed as of the respective sale dates. In addition, the sale agreement calls for us to be contractually liable for a specific line of business meeting certain revenue targets and to pay an amount to the private investor should WebTPA, Inc. exercise specified rights under the May 2005 purchase agreement. No amounts have been included in our consolidated financial statements related to these contractual liabilities as the contingencies are not believed to be probable.

In accordance with the reporting requirements of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of the third party administration segment have been reported as discontinued operations and are summarized in the tables below.

	As of Dec 31,
	2005	2004
Assets
Cash and cash equivalents	$—	1,875
Deferred tax assets	—	1,365
Other assets	—	2,114
Total assets	$—	5,354

Liabilities
Other liabilities	—	1,661
Total liabilities	$—	1,661

	For the years ended December 31,
	2005	2004	2003
Revenues
Claims administration and management fees	$4,646	14,146	14,313
Net investment (loss) gain	(3)	6	13
Commission income	506	2,232	2,162
Other income	—	—	1
Total revenues	5,149	16,384	16,489

Expenses
Claims administration and management expenses	4,606	14,336	14,539
Total expenses	4,606	14,336	14,539

Income from discontinued operations before income taxes	543	2,048	1,950
Less: Income tax expense	174	673	711
Income from discontinued operations	369	1,375	1,239
Gain on disposal of discontinued operations (net of an income tax benefit of $359 for the year ended December 31, 2005)	1,733	—	—
Discontinued operations	$2,102	1,375	1,239

Form 10-K: F-46

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars presented in thousands, except where noted)

20.	Quarterly Results of Operations (Unaudited)
    Our quarterly consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 are summarized in the tables below. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

	December 31, 2005
	First	Second	Third	Fourth
Direct and assumed premiums written	$84,138	67,160	78,937	58,787
Net premiums written	$74,113	58,280	69,369	50,052
Net premiums earned	$50,195	53,882	57,981	63,984
Net investment income	$5,706	6,316	6,290	6,934
Total revenues	$67,164	70,938	75,415	81,240
Income from continuing operations	$6,627	8,397	8,590	9,306
Net income	$6,816	10,310	8,590	9,306
Basic earnings per common share:
Income from continuing operations	$0.65	0.82	0.84	0.90
Net income	$0.67	1.01	0.84	0.90
Diluted earnings per common share:
Income from continuing operations	$0.62	0.79	0.80	0.86
Net income	$0.64	0.97	0.80	0.86

	December 31, 2004
	First	Second	Third	Fourth
Direct and assumed premiums written	$98,604	77,102	77,179	59,843
Net premiums written	$43,604	33,327	65,118	50,483
Net premiums earned	$35,012	31,668	38,873	44,123
Net investment income	$5,615	4,564	5,039	5,535
Total revenues	$53,583	47,951	56,418	62,471
Income from continuing operations	$6,911	6,049	7,102	6,744
Net income	$7,010	6,457	7,529	7,185
Basic earnings per common share:
Income from continuing operations	$0.70	0.61	0.71	0.68
Net income	$0.71	0.65	0.75	0.72
Diluted earnings per common share:
Income from continuing operations	$0.67	0.58	0.68	0.64
Net income	$0.68	0.62	0.72	0.68

	December 31, 2003
	First	Second	Third	Fourth
Direct and assumed premiums written	$104,535	84,395	87,808	64,003
Net premiums written	$38,996	35,871	46,624	21,643
Net premiums earned	$28,908	31,870	40,895	29,992
Net investment income	$4,498	4,713	4,671	4,519
Total revenues	$40,131	45,014	55,878	44,212
Income from continuing operations	$2,561	3,103	4,954	4,715
Net income	$2,760	3,498	5,381	4,933
Basic earnings per common share:
Income from continuing operations	$0.27	0.33	0.52	0.50
Net income	$0.29	0.37	0.56	0.53
Diluted earnings per common share:
Income from continuing operations	$0.27	0.33	0.51	0.47
Net income	$0.29	0.37	0.56	0.49

F-47:Form 10-K

FPIC Insurance Group, Inc.

Form 10-K: S-0

Index to the Supplemental Schedules

FPIC Insurance Group, Inc.	SCHEDULE I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2005
(in thousands)

	Cost or Amortized Cost	Fair Value	Amount in Statement of Financial Position
Fixed maturities, Available for Sale:
Corporate securities	$130,355	128,326	128,326
United States Government agencies and authorities	66,712	65,995	65,995
States, municipalities and political subdivisions	346,062	343,419	343,419
Mortgage-backed securities	81,803	79,976	79,976
Total fixed maturities, available for sale	624,932	617,716	617,716

Short-term investments	46,608	46,608	46,608
Other invested assets	6,785	9,598	6,785
Total investments	$678,325	673,922	671,109

See accompanying Report of Independent Registered Certified Public Accounting Firm
S-1:Form 10-K

Index to the Supplemental Schedules

FPIC Insurance Group, Inc.	SCHEDULE II
Parent Company Only Condensed Statements of Financial Position
As of December 31, 2005 and 2004
(in thousands, except common share data)

	2005	2004
Assets
Investments in subsidiaries*	$274,107	245,200
Other invested assets	1,083	1,083
Total investments	275,190	246,283

Cash and cash equivalents	13,867	6,984
Due from subsidiaries, net*	8,725	6,919
Deferred income taxes	2,503	4,035
Other assets	6,233	8,555
Total assets	$306,518	272,776

Liabilities and Shareholders' Equity
Long-term debt	$46,083	46,083
Other liabilities	10,845	9,573
Total liabilities	56,928	55,656

Common stock, $.10 par value, 50,000,000 shares authorized, 10,339,105 and 10,069,532 shares issued and outstanding at December 31, 2005 and 2004, respectively	1,034	1,007
Additional paid-in capital	53,627	47,871
Unearned compensation	(1,742)	—
Retained earnings	200,902	165,880
Accumulated other comprehensive (loss) income, net	(4,231)	2,362
Total shareholders' equity	249,590	217,120
Total liabilities and shareholders' equity	$306,518	272,776

*Eliminated in consolidation

See accompanying Report of Independent Registered Certified Public Accounting Firm
Form 10-K: S-2

Index to the Supplemental Schedules

FPIC Insurance Group, Inc.	SCHEDULE II
Parent Company Only Condensed Statements of Income
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003

Revenues
Management fees from subsidiaries, net*	$32,405	28,757	25,288
Net investment loss	(195)	(663)	(404)
Net realized investment loss	—	(787)	(4,539)
Other income	3	1	92
Total revenues	32,213	27,308	20,437

Expenses
Management fees due to subsidiaries*	—	15	30
Other underwriting expenses	26,371	24,447	20,199
Interest expense on debt	3,495	2,564	5,886
Other expenses	992	—	22
Total expenses	30,858	27,026	26,137

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	1,355	282	(5,700)
Less: Income tax expense (benefit)	150	1,144	(2,143)
Income (loss) from continuing operations before equity in net income of subsidiaries	1,205	(862)	(3,557)

Equity in net income of subsidiaries*	31,715	27,668	18,890

Income from continuing operations	32,920	26,806	15,333
Discontinued operations (net of income taxes)	2,102	1,375	1,239
Net income	$35,022	28,181	16,572

*Eliminated in consolidation

See accompanying Report of Independent Registered Certified Public Accounting Firm
S-3:Form 10-K

Index to the Supplemental Schedules

FPIC Insurance Group, Inc.	SCHEDULE II
Parent Company Only Condensed Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(in thousands)
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$35,022	28,181	16,572
Less: Discontinued operations	2,102	1,375	1,239
Income from continuing operations	32,920	26,806	15,333
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided By (Used In) Operating Activities:
Equity in net income of subsidiaries*	(31,715)	(27,668)	(18,890)
Common stock dividend from subsidiaries*	7,692	2,224	3,650
Return of capital from subsidiaries*	6,920	10,881	8,550
Capital contribution to subsidiaries*	(20,000)	(16,000)	(4,200)
Depreciation and amortization	944	905	509
Realized loss on investments	—	787	4,539
Realized gain on sale of property and equipment	(3)	—	—
Net gain from equity investments	—	—	(195)
Deferred income tax expense (benefit)	1,511	(1,107)	(1,289)
Bad debt expense	201	—	—
Noncash compensation	543	—	—
Other Changes in Assets and Liabilities:
Due from subsidiaries*	(1,806)	(5,516)	138
Other assets	3,849	(760)	(3,768)
Other liabilities	1,328	3,651	1,048
Net cash provided by (used in) operating activities	2,384	(5,797)	5,425

Cash Flows From Investing Activities:
Proceeds from sale of other invested assets	—	—	2,266
Purchase of other invested assets	—	—	(1,083)
Proceeds from sale of property and equipment	3	—	—
Purchase of property and equipment	(1,077)	(684)	(753)
Proceeds from disposition of subsidiary	3,500	—	—
Net cash provided by (used in) investing activities	2,426	(684)	430

Cash Flows From Financing Activities:
Receipt of long-term debt	—	—	46,083
Payment of revolving credit facility	—	—	(47,208)
Purchase of derivative financial instrument	—	—	(1,134)
Settlement of derivative financial instrument	—	—	(2,493)
Issuance of common stock	3,613	3,217	4,423
Repurchase of common stock	(1,540)	—	—
Net cash provided by (used in) financing activities	2,073	3,217	(329)

Net increase (decrease) in cash and cash equivalents	6,883	(3,264)	5,526
Cash and cash equivalents at beginning of period	6,984	10,248	4,722
Cash and cash equivalents at end of period	$13,867	6,984	10,248

Supplemental Disclosure of Cash Flow Information
Interest paid on debt	$3,308	2,524	3,363
Federal income taxes paid	$10,480	12,950	9,450
Federal income tax refunds received	$74	—	346

*Eliminated in consolidation

See accompanying Report of Independent Registered Certified Public Accounting Firm
Form 10-K: S-4

Index to the Supplemental Schedules

FPIC Insurance Group, Inc.	SCHEDULE III
Supplementary Insurance Information
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

	Medical Professional and Other Liability
	2005	2004	2003
Deferred policy acquisition costs ("DPAC")	$14,550	11,280	6,209
Liability for losses and loss adjustment expenses ("LAE")	$663,466	635,118	574,529
Unearned premiums	$188,690	177,003	177,435
Net premiums earned	$226,042	149,676	131,655
Net investment income	$25,005	20,627	18,285
Net losses and LAE incurred	$166,657	125,172	118,974
Amortization of DPAC	$20,820	8,417	6,008
Other expenses	$23,867	11,542	8,880
Net premiums written	$251,814	192,532	143,134

FPIC Insurance Group, Inc.	SCHEDULE IV
Reinsurance
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

	Medical Professional and Other Liability
	2005	2004	2003
Gross premiums earned	$275,710	303,308	325,039
Ceded premiums earned to other companies	(51,293)	(163,484)	(205,062)
Assumed premiums earned from other companies	1,625	9,852	11,688
Net premiums earned	$226,042	149,676	131,665

Percentage of assumed premiums earned to net premiums earned	1%	7%	9%

See accompanying Report of Independent Registered Certified Public Accounting Firm
S-5:Form 10-K

Index to the Supplemental Schedules

FPIC Insurance Group, Inc.	SCHEDULE V
Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

	Allowance for Doubtful Accounts
	2005	2004	2003
Balance, beginning of period	$400	400	400
Amounts charged to costs and expenses	77	43	95
Deductions	(77)	(43)	(95)
Balance, end of period	$400	400	400

FPIC Insurance Group, Inc.	SCHEDULE VI
Supplemental Information Concerning Property-Casualty Insurance Operations
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

	Consolidated Insurance Subsidiaries
	2005	2004	2003
Deferred policy acquisition costs ("DPAC")	$14,550	11,280	6,209
Liability for losses and loss adjustment expenses ("LAE")	$663,466	635,118	574,529
Unearned premiums	$188,690	177,003	177,435
Net premiums earned	$226,042	149,676	131,655
Net investment income	$25,005	20,627	18,285
Net losses and LAE incurred, current year	$166,687	124,699	118,492
Net losses and LAE incurred, prior years	$(30)	473	482
Amortization of DPAC	$20,820	8,417	6,008
Net paid losses and LAE	$118,917	122,236	115,444
Net premiums written	$251,814	192,532	143,134

See accompanying Report of Independent Registered Certified Public Accounting Firm
Form 10-K: S-6

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-K

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

10(e)*	Director Stock Plan, as amended by shareholder approval on June 2, 2004, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2004.	10(n)*	Form of Employment Agreement dated November 22, 1999 between the Registrant and Kim D. Thorpe incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2000.
10(f)*	Supplemental Executive Retirement Plan, as amended, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 17, 1999.	10(n)(1)*
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

10(w)*	Form of Employment Agreement dated May 1, 2000 between the Registrant and Gary M. Dallero, incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 30, 2001.	10(ff)*	Form of Indemnity Agreement dated June 6, 2001 between the Registrant and John K. Anderson, Jr., incorporated by reference to FPIC’s Form 10-K (Commission File No. 1-11983) filed on March 27, 2002.
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

10(mm)*
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

10(lll.1)*
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

10(ttt)*
Form of Indemnity Agreement dated June 5, 2002 between the Registrant and Joan D. Ruffier, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.
10(zzz)*
Form of Indemnity Agreement dated December 28, 2004 between the Registrant and Becky Thackery, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(uuu)*
Form of Indemnity Agreement dated June 4, 2003 between the Registrant and Terence P. McCoy, M.D., incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.
10(aaaa)*
Form of Indemnity Agreement dated December 28, 2004 between the Registrant and Pamela E. Tripp, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(vvv)*
Form of Indemnity Agreement dated November 10, 2003 between the Registrant and John G. Rich, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.
10(bbbb)*
Form of Omnibus Incentive Plan Stock Option Agreement, effective March 11, 2005, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(www)*
Form of Letter Agreement regarding additional compensation dated February 5, 2003 between Administrators for the Professions, Inc. and Anthony J. Bonomo, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11983) filed on March 15, 2004.
10(cccc)*
Form of Omnibus Incentive Plan Restricted Stock Agreement, effective March 11, 2005, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(xxx)
Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2004, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 6, 2004.
10(dddd.1)
Attorney-In-Fact Agreement between Pennsylvania Physicians Reciprocal Insurers and Physicians Reciprocal Managers, Inc., effective July 1, 2004, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(yyy)
Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2004, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 6, 2004.
10(dddd.2)
Physicians Reciprocal Managers, Inc. Program Manager’s Agreement with Professional Medical Administrators, L.L.C., effective January 1, 2004, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.

10(dddd.2.i)
First Amendment to Program Manager’s Agreement between Professional Medical Administrators, L.L.C. and Physicians’ Reciprocal Managers, Inc., effective January 1, 2004, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on August 8, 2005.
10(jjjj)*
Amended and Restated Omnibus Incentive Plan, as amended by shareholder approval on June 1, 2005, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2005.

10(dddd.3)
Claims Administration Agreement between Administrators for the Professions, Inc. and Physicians Reciprocal Managers, Inc., effective July 1, 2004, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.
		10(kkkk)*	Form of Indemnity Agreement dated July 15, 2005 between the Registrant and Russell W. Park, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on November 7, 2005.
10(eeee)*
FPIC Insurance Group, Inc. Executive Incentive Compensation Plan, effective January 20, 2005, incorporated by reference to FPIC’s Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed on March 15, 2005.
		10(llll)*	Separation Agreement dated December 14, 2005 between the Registrant and Kim D. Thorpe, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on December 15, 2005.
10(ffff)*	Form of Indemnity Agreement dated March 30, 2005 between the Registrant and H. Raymond Klein, D.D.S, incorporated by reference to FPIC’s Form 10-Q (Commission File No. 1-11983) filed on May 9, 2005.	10(mmmm)*
Amended and Restated Employment Agreement dated December 14, 2005 between the Registrant and Charles Divita, III, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on December 15, 2005.

10(gggg)*
Amended and Restated Director Stock Plan, as amended by shareholder approval on June 1, 2005, incorporated by reference to FPIC’s definitive proxy statement (Commission File No. 1-11983) filed on April 29, 2005.
10(nnnn)*
Term sheet outlining the compensation arrangement between the Registrant and Kenneth M. Kirschner effective December 9, 2005, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on January 4, 2006.

10(hhhh)*	Form of Amended and Restated Director Stock Plan Restricted Stock Award Agreement, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on June 3, 2005.
10(iiii)*
Notice of Supplement to Commutation effective May 10, 2005 by and between First Professionals Insurance Company, Inc., and Anesthesiologists Professional Assurance Company and American Professional Assurance Limited, incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on June 7, 2005.

10(oooo)
Reinsurance Placement Slip relating to Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2006, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company (Domestic Reinsurer), incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on February 21, 2006.

10(pppp)
Reinsurance Placement Slip relating to Medical Professional Liability Excess of Loss Reinsurance Contract, effective January 1, 2006, issued to Member Companies of FPIC Insurance Group, Inc. including First Professionals Insurance Company, Inc., Anesthesiologists Professional Assurance Company and Intermed Insurance Company (Lloyds Reinsurers), incorporated by reference to FPIC’s Form 8-K (Commission File No. 1-11983) filed on February 21, 2006.

12	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers, LLP.
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________
*	Management contract or compensatory plan or arrangement.