Form 10-Q
period 2006-03-31
FPIC INSURANCE GROUP INC
filed 2006-05-10
CIK 1010247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 1, 2006, there were 10,445,356 shares of the Registrant’s Common Stock, $.10 Par Value, outstanding.

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position
(in thousands, except common share data)
	As of	As of
	March 31,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available for sale, at fair value	$592,334	617,716
Short-term investments, at fair value	31,439	46,608
Other invested assets	6,581	6,785
Total investments	630,354	671,109

Cash and cash equivalents	158,715	102,694
Premiums receivable (net of an allowance of $400 at March 31, 2006 and December 31, 2005) (Note 5)	96,232	94,847
Accrued investment income	8,194	8,813
Reinsurance recoverable on paid losses	14,023	14,586
Due from reinsurers on unpaid losses and advance premiums (Note 5)	289,574	303,847
Ceded unearned premiums	14,794	14,062
Deferred policy acquisition costs (Note 5)	15,676	14,550
Deferred income taxes	41,270	39,319
Goodwill	18,870	18,870
Other assets (Note 5)	20,486	25,844
Total assets	$1,308,188	1,308,541

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses (Note 5)	$665,747	663,466
Unearned premiums (Note 5)	197,786	188,690
Reinsurance payable (Note 5)	100,376	104,577
Paid in advance and unprocessed premiums	7,521	14,468
Total policy liabilities and accruals	971,430	971,201

Long-term debt	46,083	46,083
Other liabilities (Note 5)	35,092	41,654
Total liabilities	1,052,605	1,058,938

Commitments and contingencies (Note 9)

Minority interest	17	13

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,428,294 and 10,339,105 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,043	1,034
Additional paid-in capital	51,766	53,627
Unearned compensation	—	(1,742)
Retained earnings	210,379	200,902
Accumulated other comprehensive loss, net	(7,622)	(4,231)
Total shareholders' equity	255,566	249,590
Total liabilities and shareholders' equity	$1,308,188	1,308,541
See the accompanying notes to the consolidated financial statements.

Form 10-Q: 1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income
(in thousands, except per common share data)
	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues
Net premiums earned (Note 5)	$58,878	50,195
Insurance management fees (Note 5)	11,281	10,274
Net investment income	7,107	5,705
Commission income (Note 5)	342	665
Net realized investment gains (Note 7)	185	136
Other income	140	189
Total revenues	77,933	67,164

Expenses
Net losses and loss adjustment expenses (Note 5)	43,006	38,571
Other underwriting expenses (Note 5)	9,731	8,632
Insurance management expenses	8,158	7,399
Interest expense	1,043	755
Other expenses (Note 5)	1,810	1,882
Total expenses	63,748	57,239

Income from continuing operations before income tax expense and minority interest	14,185	9,925
Less: Income tax expense	4,704	3,297
Income from continuing operations before minority interest	9,481	6,628
Less: Minority interest in income of consolidated subsidiary	4	1
Income from continuing operations	9,477	6,627

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	189
Net income	$9,477	6,816

Basic earnings per common share:
Income from continuing operations	$0.92	0.65
Discontinued operations	—	0.02
Basic earnings per common share	$0.92	0.67

Diluted earnings per common share:
Income from continuing operations	$0.88	0.62
Discontinued operations	—	0.02
Diluted earnings per common share	$0.88	0.64

Basic weighted average common shares outstanding	10,256	10,110

Diluted weighted average common shares outstanding	10,760	10,656

See the accompanying notes to the consolidated financial statements.

Form 10-Q: 2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity
(in thousands, except common share data)

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Total
Balances at December 31, 2005	10,339,105	$1,034	53,627	(1,742)	200,902	(4,231)	249,590

Net income	—	—	—	—	9,477	—	9,477
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(3,538)	(3,538)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	147	147
Comprehensive income							6,086

Restricted stock	40,615	4	(1,415)	1,742	—	—	331
Issuance of shares	175,872	18	2,508	—	—	—	2,526
Repurchase of shares	(127,298)	(13)	(4,018)	—	—	—	(4,031)
Share-based compensation	—	—	293	—	—	—	293
Income tax reductions relating to exercise of stock options	—	—	771	—	—	—	771
Balances at March 31, 2006	10,428,294	$1,043	51,766	—	210,379	(7,622)	255,566

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
Balances at December 31, 2004	10,069,532	$1,007	47,871	—	165,880	2,362	217,120

Net income	—	—	—	—	6,816	—	6,816
Minimum pension liability adjustment, net	—	—	—	—	—	392	392
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(6,052)	(6,052)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	89	89
Comprehensive income							1,245

Restricted stock	—	—	2,076	(1,996)	—	—	80
Issuance of shares	75,756	8	1,267	—	—	—	1,275
Income tax reductions relating to exercise of stock options	—	—	29	—	—	—	29
Balances at March 31, 2005	10,145,288	$1,015	51,243	(1,996)	172,696	(3,209)	219,749

See the accompanying notes to the consolidated financial statements.

Form 10-Q: 3

FPIC Insurance Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net cash provided by operating activities	$22,255	$27,227

Cash Flows from Investing Activities:
Proceeds from sales of fixed maturities, available for sale	12,478	4,945
Proceeds from maturity of fixed maturities, available for sale	9,490	33,196
Purchases of fixed maturities, available for sale	(2,679)	(48,675)
Proceeds from maturity of short-term investments	15,605	—
Purchases of short-term investments	(501)	—
Proceeds from sales of other invested assets	—	69
Purchases of real estate investments	(42)	(142)
Proceeds from sales of property and equipment	—	2
Purchases of property and equipment	(133)	(558)
Net cash provided by (used in) investing activities	34,218	(11,163)

Cash Flows from Financing Activities:
Issuance of common stock	2,526	1,274
Repurchase of common stock	(3,743)	—
Excess tax benefits from share-based compensation	765	—
Net cash (used in) provided by financing activities	(452)	1,274

Net increase in cash and cash equivalents	56,021	17,338
Cash and cash equivalents at beginning of period	102,694	128,250
Cash and cash equivalents at end of period	$158,715	145,588

See the accompanying notes to the consolidated financial statements.

Form 10-Q: 4

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(in thousands, except where noted)

1.	Organization and Basis of Presentation
The accompanying consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All significant transactions between the parent and consolidated subsidiaries have been eliminated. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2005, which includes information necessary for understanding our businesses and financial statement presentations. In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

These consolidated interim financial statements are unaudited. These statements include all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for the fair statement of results for interim periods. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current presentation. The results reported in these consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. For example, the timing and magnitude of claim losses incurred by our insurance subsidiaries due to the estimation process inherent in determining the liability for losses and loss adjustment expenses (“LAE”) can be relatively more significant to results of interim periods than to results for a full year. Also, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net income.

2.	Share-Based Compensation Plans
We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).

The Omnibus Plan:
Under the Omnibus Plan, we may issue incentive stock options, non-qualified stock options and restricted stock upon approval by the Board of Directors. The option price of an incentive stock option may not be less than 100% of the fair market value of shares on the grant date. The option price of a non-qualified option may not be less than 50% of the fair market value of shares on the grant date. Restricted stock grants entitle the holder to shares of common stock as the award vests. Awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards. Under the plan, individuals that receive a restricted common stock award are permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability.

The Director Plan:
Under the Director Plan, we may issue non-qualified stock options and restricted stock upon approval by the Board of Directors. Stock option grants made under the Director Plan are at a price not less than 100% of the fair market value of the underlying stock on the grant date. Shares of restricted stock become unrestricted as the awards vest.

The Board of Directors authorized each nonemployee member of the Board of Directors to receive annual equity-based compensation to be awarded as of the date of the annual shareholders meeting, pursuant to the Director Plan, in the form of 1,000 shares of restricted common stock, which will fully vest on the first anniversary of the date of grant, which represents the requisite service period for such awards.

Form 10-Q: 5

    The Board of Directors further authorized each new nonemployee member of the Board of Directors to receive, upon initial election to the Board of Directors, an initial award of 1,000 shares of restricted common stock, which will fully vest on the first anniversary of the date of grant, awarded pursuant to the Director Plan.

    The Board of Directors also authorized nonemployee members of the Board of Directors of First Professionals Insurance Company, Inc. who are not also members of the Board of Directors of FPIC to receive annual equity-based compensation to be awarded as of the date of the annual shareholders meeting, pursuant to the Director Plan, in the form of 1,000 shares of restricted common stock, which will fully vest on the first anniversary of the date of grant.

The ESPP:
We offer an ESPP to eligible employees, including executive officers. Under the terms of the ESPP, employees are allowed to purchase FPIC’s common stock at 85% of the market value on the first or last day of the offering period, whichever is lower. The number of shares of FPIC common stock issued in connection with the ESPP was 15,501 for the plan year ended December 31, 2005.

The following table presents the number of shares authorized as of March 31, 2006 and December 31, 2005 for issuance in connection with our share-based compensation plans.

	March 31, 2006	December 31, 2005
The Omnibus Plan	658,872	728,002
The Director Plan	239,801	239,801
The ESPP	86,977	86,977
Shares authorized for issuance	985,650	1,054,780

Accounting for Share-Based Compensation:
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. On January 1, 2006, we adopted the provisions of FAS No. 123(R) using the modified prospective method. Prior period financial statements have not been restated to reflect fair value share-based compensation expense. FAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the three months ended March 31, 2006, we recorded additional financing cash flows of $765 as a result of adopting FAS No. 123(R).

Prior to the adoption of FAS No. 123(R), we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options. Accordingly, no compensation expense was recognized in connection with the issuance of stock options under our share-based compensation plans. However, compensation expense was recognized in connection with the issuance of restricted stock.

Form 10-Q: 6

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(in thousands, except where noted)

    Beginning January 1, 2006, we recognized share-based compensation expense for (i) all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of FAS No. 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). We recognize share-based compensation expense under FAS No. 123(R) ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to FAS No. 123(R), we are required to estimate the amount of expected forfeitures when calculating share-based compensation costs, instead of accounting for forfeitures as incurred, which was allowed under previous guidance. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant as the amount related solely to our January 2005 restricted stock awards and our financial statements already reflected an appropriate adjustment to compensation expense for forfeitures.

We use historical data and projections to estimate expected employee behaviors related to stock option exercises and forfeitures. We estimate the fair value of each stock award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Stock valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock. Expected term represents the estimated weighted-average time between grant and employee exercise. The risk-free rate is based on U.S. Treasury rates appropriate for the expected term.

	Three Months Ended
Assumptions Related to Stock Option Awards:	March 31, 2006	March 31, 2005
Expected volatility	60.00%	67.11%
Expected dividends	—	—
Expected term	5.3 years	5.0 years
Risk-free rate	4.28%	3.68%

	Three Months Ended
Assumptions Related to ESPP Awards:	March 31, 2006
Expected volatility	29.00%
Expected dividends	—
Expected term	1.0 year
Risk-free rate	4.33%

Form 10-Q: 7

    The following table shows comparative net income had share-based compensation expense been recognized in our financial statements for the three months ended March 31, 2005 under previous accounting guidance.

	Three Months Ended
	March 31, 2006	March 31, 2005
Reported net income	$9,477	6,816
Share-based compensation expense determined under fair value based method, net of income taxes	—	(321)
Comparative net income	$9,477	6,495

Basic earnings per common share as reported	$0.92	0.67
Basic earnings per common share comparative	$0.92	0.64
Basic weighted-average common shares outstanding	10,256	10,110

Diluted earnings per common share as reported	$0.88	0.64
Diluted earnings per common share comparative	$0.88	0.61
Diluted weighted-average common shares outstanding	10,760	10,656

Reported share-based compensation for all plans was classified as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Other underwriting expenses	$535	63
Insurance management expenses	89	14
Discontinued operations	—	3
Total share−based compensation	624	80
Income tax benefit	(241)	(31)
Net share−based compensation	$383	49

Net share-based compensation resulted in a $0.04 impact on basic and diluted earnings per common share for the three months ended March 31, 2006.

The following table presents the status of, and changes in, stock options as of March 31, 2006.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Aggregate Intrinsic Value
Stock Options:
Outstanding, January 1, 2006	1,258,474	$17.90
Granted	38,605	$35.27
Exercised	(159,538)	$12.84
Forfeited	(10,091)	$27.71
Outstanding, March 31, 2006	1,127,450	$19.13	5.1	$21,390

Exercisable at March 31, 2006	945,972	$17.69	4.5	$19,361

Form 10-Q: 8

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(in thousands, except where noted)

    The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $19.93 and $17.86, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3,797 and $915, respectively.

    The following table presents the status of, and changes in, restricted stock as of March 31, 2006.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Total Aggregate Intrinsic Value
Restricted Stock:
Outstanding, January 1, 2006	76,519	$31.04
Granted	43,115	$35.27
Vested	(11,689)	$30.38
Forfeited	(2,499)	$30.38
Outstanding, March 31, 2006	105,446	$32.61	9.3	$3,986

As of March 31, 2006, there was $4,580 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our various plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended March 31, 2006 was $694. Cash received from option and stock exercises under all share-based arrangements as of March 31, 2006, was $2,068. The actual tax benefit realized for tax deductions from option and restricted stock exercises of share-based arrangements totaled $771 for the three months ended March 31, 2006.

3.	Segment Information
The accounting policies of our segments are those described in the summary of significant accounting policies found in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Selected financial information by segment is summarized in the tables below.

	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2006
Total revenues	$66,203	11,781	—	77,984	(51)	77,933
Depreciation and amortization	$6,680	398	—	7,078	—	7,078
Interest expense	$1,043	—	—	1,043	—	1,043
Income tax expense	$3,219	1,485	—	4,704	—	4,704
Minority interest in income of consolidated subsidiary	$—	4	—	4	—	4
Income from continuing operations	$7,347	2,130	—	9,477	—	9,477
Discontinued operations	$—	—	—	—	—	—
Net income	$7,347	2,130	—	9,477	—	9,477

As of March 31, 2006
Identifiable assets	$1,272,869	37,264	—	1,310,133	(1,945)	1,308,188
Goodwill (included in identifiable assets)	$10,833	8,037	—	18,870	—	18,870

Form 10-Q: 9

	Insurance	Insurance Management	Third Party Administration	Total Segments	Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2005
Total revenues	$56,191	11,085	—	67,276	(112)	67,164
Depreciation and amortization	$5,843	354	35	6,232	—	6,232
Interest expense	$755	—	—	755	—	755
Income tax expense	$1,780	1,517	—	3,297	—	3,297
Minority interest in income of consolidated subsidiary	$—	1	—	1	—	1
Income from continuing operations	$4,546	2,140	—	6,686	(59)	6,627
Discontinued operations	$—	—	130	130	59	189
Net income	$4,546	2,140	130	6,816	—	6,816

As of December 31, 2005
Identifiable assets	$1,270,270	40,380	—	1,310,650	(2,109)	1,308,541
Goodwill (included in identifiable assets)	$10,833	8,037	—	18,870	—	18,870

4.	Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to our basic and diluted earnings per common share are shown below.

	Three Months Ended
	March 31, 2006	March 31, 2005
Income from continuing operations	$9,477	6,627
Discontinued operations	—	189
Net income	$9,477	6,816

Basic Earnings per Common Share:
Income from continuing operations	$0.92	0.65
Discontinued operations	—	0.02
Basic earnings per common share	$0.92	0.67

Diluted Earnings per Common Share:
Income from continuing operations	$0.88	0.62
Discontinued operations	—	0.02
Diluted earnings per common share	$0.88	0.64

Basic weighted-average shares outstanding	10,256	10,110
Common stock equivalents (1), (2)	504	546
Diluted weighted-average shares outstanding	10,760	10,656
______________

(1)
For the three months ended March 31, 2006, 189 outstanding stock options were excluded in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were antidilutive.

(2)
For the three months ended March 31, 2005, 60 outstanding stock options were excluded in the calculation of diluted earnings per common share because the exercise prices of the stock options were higher than the average price of the common shares, and therefore were antidilutive.

Form 10-Q: 10

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(in thousands, except where noted)

5.	Related Party Transactions
Following are summaries of the related party transactions of FPIC and its consolidated subsidiaries included in the consolidated statements of financial position as of March 31, 2006 and December 31, 2005 and the consolidated statements of income for the three months ended March 31, 2006 and 2005. Credit balances are presented parenthetically.

Reference is made to Note 5, Related Party Transactions, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, which includes additional information regarding our related party transactions.

	As of
	March 31, 2006	December 31, 2005
Statements of Financial Position:
Premiums receivable	$5,300	6,121
Due from reinsurers on unpaid losses and advance premiums (1)	$71,764	77,408
Deferred policy acquisition costs	$3,220	3,215
Other assets	$1,441	5,075
Liability for losses and LAE	$(21,902)	(21,315)
Unearned premiums	$(50,947)	(50,845)
Reinsurance payable	$(1,057)	(1,665)
Other liabilities	$(6,671)	(7,202)
______________

(1)
The entire related party due from reinsurers on unpaid losses and advance premiums is a result of fronting arrangements. The corresponding direct liabilities for losses and LAE to unrelated parties under fronting arrangements were ($71,937) and ($77,697) as of March 31, 2006 and December 31, 2005, respectively.

	Three Months Ended
	March 31, 2006	March 31, 2005
Statements of Income:
Net premiums earned (1)	$(798)	1,567
Insurance management fees	$(11,281)	(10,274)
Commission income	$(301)	(535)
Net losses and LAE (2)	$535	(862)
Other underwriting expenses	$(99)	(195)
Other expenses	$4	28
______________

(1)
Includes ceded premiums earned under fronting arrangements of $52 and $1,916 for the three months ended March 31, 2006 and 2005, respectively. The corresponding direct premiums earned from unrelated parties under fronting arrangements were ($52) and ($1,916) for the three months ended March 31, 2006 and 2005, respectively.

(2)
Includes ceded losses and LAE under fronting arrangements of ($52) and ($1,066) for the three months ended March 31, 2006 and 2005, respectively. The corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $52 and $1,066 for the three months ended March 31, 2006 and 2005, respectively.

Form 10-Q: 11

6.	Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred for the three months ended March 31, 2006 and 2005 are presented in the table below.

	Three Months Ended
	March 31, 2006		March 31, 2005
	Written	Earned	Written	Earned
Direct and assumed premiums	$75,790	66,693	84,138	68,097
Ceded premiums	(8,547)	(7,815)	(10,025)	(17,902)
Net premiums	$67,243	58,878	74,113	50,195

	Three Months Ended
	March 31, 2006	March 31, 2005
Losses and LAE incurred	$48,238	51,536
Reinsurance recoveries	(5,232)	(12,965)
Net losses and LAE incurred	$43,006	38,571

We renewed our excess of loss reinsurance program, effective January 1, 2006.  The 2006 agreement does not contain the loss-corridor discussed below that was part of the 2005 agreement. In addition, our reinsurance premium rate decreased approximately 5% for 2006 from 2005. Other than the removal of the loss-corridor and the reduced rate, the structure and coverage of such agreement is generally similar to that of our 2005 excess of loss reinsurance program.

As a result of the loss-corridor within the 2005 agreement, we retain losses incurred in the excess layers from the point at which such losses reach 80% of ceded reinsurance premium and up to 110% of the ceded reinsurance premium, at which point such losses become subject to the reinsurance once again. We estimate that the maximum losses that would be retained to be approximately $9.0 million, assuming we were to realize or surpass the entire loss-corridor.

7.	Investments
Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income. Data with respect to fixed maturities available for sale are presented in the tables below.

	Three Months Ended
	March 31, 2006	March 31, 2005
Proceeds from sales and maturities	$21,968	38,141
Gross realized gains on sales	$189	360
Gross realized losses on sales	$(12)	(224)

Net realized investment gains on all investments for the three months ended March 31, 2006 totaled $185, which includes gains of $8 related to investment securities held in our deferred compensation plan.

Form 10-Q: 12

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(in thousands, except where noted)

	As of	As of
	March 31,	December 31,
	2006	2005
Amortized cost of investments in fixed maturity securities available for sale	$605,150	624,932
Gross unrealized gains on fixed maturity securities available for sale	$1,419	2,413
Gross unrealized losses on fixed maturity securities available for sale	$(14,235)	(9,629)

    The unrealized losses as of March 31, 2006 and December 31, 2005 were primarily attributable to the impact of increases in interest rates on our fixed income investment portfolio. We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates. Therefore, we do not consider any of the securities carried in an unrealized loss position at March 31, 2006 and December 31, 2005 to be other-than-temporarily impaired. During the fourth quarter of 2005, we did recognize an other-than-temporary impairment charge related to certain of our corporate securities, which reduced the cost basis of those securities and reclassified the unrealized loss from accumulated other comprehensive loss to net realized investment losses.

8.	Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our two defined benefit plans, our excess benefit plan and our supplemental executive retirement plan for the three months ended March 31, 2006 and 2005 are summarized in the table below.

	Three Months Ended
	March 31, 2006	March 31, 2005
Service cost of benefits earned during the period	$723	628
Interest cost on projected benefit obligation	452	377
Expected return on plan assets	(389)	(297)
Amortization of unrecognized loss	220	232
Amortization of unrecognized prior service cost	54	27
Amortization of transition obligation	8	—
Net periodic pension cost	$1,068	967

    We contributed $2,065 to our employee post-retirement plans during the three months ended March 31, 2006. We currently anticipate contributing an additional $2,928 to our employee post-retirement plans during the remainder of 2006 for total contributions of $4,993.

    Reference is made to Note 15, Employee Benefit Plans, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, which includes additional information regarding our employee benefit plans.

Form 10-Q: 13

9.	Commitments and Contingencies
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

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have discontinued our reinsurance for bad faith claims, other than coverage provided as part of our primary excess of loss program. An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our results of operations and financial condition. We have evaluated such exposures as of March 31, 2006, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

In addition to standard assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. No special assessments were made in 2004, 2005 or the first three months of 2006. In addition, we could become subject to additional assessments in the future as a result of losses caused by catastrophic losses. Medical malpractice policies are exempt from assessment by the Florida Hurricane Catastrophe Fund through May 31, 2007.

For commitments and contingencies associated with the disposition of our former third party administration (“TPA”) segment, refer to Note 19, Discontinued Operations, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Management agreement between Administrators For The Professions, Inc. (“AFP”) and Physicians’ Reciprocal Insurers (“PRI”)
For information about the management agreement between AFP and PRI, see Note 5, Related Party Transactions, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. We have also issued two irrevocable letters of credit in the amount of $500,000 as collateral under the operating leases for the buildings occupied by AFP in Manhasset and Lake Success, New York.

Form 10-Q: 14

Notes to the Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(in thousands, except where noted)

10.	Discontinued Operations
During 2005, we disposed of our former TPA segment. Effective April 30, 2005, we sold the employee benefits administration business to WebTPA and recognized a pre-tax gain of $366 on the sale. Effective June 2, 2005, we sold our subsidiary, Employers Mutual, Inc. (“EMI”), to a private investor and recognized a pre-tax gain of $1,008 on the sale. See Note 19, Discontinued Operations, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information about our discontinued operations.

In accordance with the reporting requirements of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the TPA segment have been reported as discontinued operations and are summarized below.

	Three Months Ended
	March 31, 2006	March 31, 2005
Total revenues	$—	3,333

Total expenses	$—	3,060

Income from discontinued operations, net of income taxes	$—	189

Form 10-Q: 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” and “us” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2006, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2006.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following MD&A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

i)	The effect on our insurance subsidiaries of changing market conditions that result from fluctuating cyclical patterns of the medical professional liability insurance business;
ii)
The competitive environment in which we operate, including reliance on agents to place insurance, physicians electing to practice without insurance coverage, related trends and associated pricing pressures and developments;

iii)	Business risks that result from our size, products, and geographic concentration;
iv)
Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);

v)	General economic conditions, either nationally or in our market areas, that are worse than expected;
vi)	The rates we charge for our products and services being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
vii)	The actual amount of new and renewal business;
viii)	The uncertainties of the loss reserving process, including the occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;
ix)	Business and financial risks associated with the unpredictability of court decisions;
x)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits, in connection with the administration of insurance claims;
xi)	The dependence of our insurance management segment upon a major customer, PRI, for its revenue;

Form 10-Q: 16

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

xii)
The effects of PRI’s premium rate adequacy, claims experience, policyholder retention, financial position and overall market and regulatory environment on its ability to maintain or grow its premium base;

xiii)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
xiv)	Developments in financial and securities markets that could affect our investment portfolio;
xv)	The impact of rising interest rates on the market value of our investments and our interest costs associated with our long-term debt;
xvi)	The loss of the services of any key members of senior management;
xvii)
Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize deferred acquisition costs, deferred tax assets, goodwill and other deferred or intangible assets;

xviii)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xix)
Other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, including Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 16, 2006; and

xx)	Other factors discussed elsewhere within this Form 10-Q for the quarter ended March 31, 2006.

 Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of their dates. Forward-looking statements are made in reliance on the safe harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies
The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2005.

Impact of Recently Issued Accounting Pronouncements
On January 1, 2006, we adopted the provisions of FAS No. 123(R), Share-Based Payments. Our consolidated financial statements reflect total share-based compensation of $0.6 million pre-tax, $0.3 million of which was the result of the adoption of FAS No. 123(R). For additional information see Item 1. Financial Statements, Note 2, Share-Based Compensation Plans.

Commitments and Contingencies
For information concerning commitments and contingencies to which we are subject, see Item 1. Financial Statements, Note 9, Commitments and Contingencies.

Form 10-Q: 17

Business Overview

Through our insurance and insurance management segments, we operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as both an insurance carrier, which bears underwriting risks, and as an insurance management company, which earns fees for its services. Operating under these two separate and distinct business models allows us to participate selectively in diverse opportunities in the complex MPL insurance sector. We believe that this approach is well suited to meet our financial objectives. Our former TPA segment provided administrative and claims management services to employers, primarily in Florida, that maintained group accident and health, workers’ compensation, liability and property self insurance plans. Our TPA segment was discontinued in 2005 in connection with the sale of EMI.

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

We believe we are the fourth largest provider of MPL insurance and insurance management services in the United States, with $575 million of direct premiums written or under management for the year ended December 31, 2004, based on data published by A.M. Best Company (“A.M. Best”). We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence and resources. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida, and we manage the second largest provider of MPL insurance in New York. Based on 2004 premium data published by A.M. Best, New York is the largest market for MPL insurance in the United States, and Florida is the third largest market.

The following tables provide, in thousands, revenues, income from continuing operations and assets for each of our segments for the respective periods shown:

	Revenues by Segment
	March 31, 2006	% of Total	March 31, 2005	% of Total
Insurance	$66,203	85.0%	$56,191	83.7%
Insurance management	11,781	15.1%	11,085	16.5%
Intersegment eliminations	(51)	-0.1%	(112)	-0.2%
Consolidated revenues	$77,933	100.0%	$67,164	100.0%

	Income from Continuing Operations by Segment
	March 31, 2006	% of Total	March 31, 2005	% of Total
Insurance	$7,347	77.5%	$4,546	68.6%
Insurance management	2,130	22.5%	2,140	32.3%
Intersegment eliminations	—	0.0%	(59)	-0.9%
Consolidated income from continuing operations	$9,477	100.0%	$6,627	100.0%

	Identifiable Assets by Segment
	March 31, 2006	% of Total	December 31, 2005	% of Total
Insurance	$1,272,869	97.3%	$1,270,270	97.1%
Insurance management	37,264	2.8%	40,380	3.1%
Intersegment eliminations	(1,945)	-0.1%	(2,109)	-0.2%
Consolidated assets	$1,308,188	100.0%	$1,308,541	100.0%

Form 10-Q: 18

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Recent Trends and Other Developments - First Quarter 2006

—	Our consolidated income from continuing operations for the first three months of 2006 increased 43% compared with the same period in the prior year.
—	We achieved a 16% return on average equity for the trailing 12 months.
—
Net premiums earned in our insurance underwriting segment for the first three months of 2006 increased 17% compared with the same period in the prior year as a result of reduction in reinsurance and pricing improvements.

—	We have continued with our targeted market focus, with policyholder retention in Florida at 92% for the first three months of 2006.
—
Our net premiums written for the first three months of 2006 declined 9% compared with the same period in the prior year, primarily due to a 3% decline in professional liability policyholders and changes in business mix.

—
Our combined ratio improved to 90% as result of favorable loss experience; frequency and severity of claims continued to be within our expectations and positively affected by our underwriting and claims approach.

—	Net investment income increased 25% for the first three months of 2006 compared with the same period in 2005 as a result of portfolio growth and higher overall yield.
—	Shareholders’ equity and statutory surplus increased as of March 31, 2006 compared to the balances as of December 31, 2005 and were the highest in FPIC’s history.
—	We renewed our primary reinsurance program with improved terms and a 5% overall rate reduction.
—
We incurred share-based compensation costs of $0.6 million pre-tax, of which $0.3 million was the result of the adoption of FAS No. 123(R), effective January 1, 2006. The share-based compensation costs recognized in other underwriting expenses and insurance management expenses were $0.5 million and $0.1 million, respectively.

—
During the quarter, we repurchased 72,040 shares of FPIC common stock; we also settled 33,550 shares that had a trade date during December 2005; 194,732 shares remain available for repurchase under the current stock repurchase program.

    Effective May 9, 2006, the management agreement between our subsidiary, AFP, and PRI was extended through December 31, 2011.

Form 10-Q: 19

Consolidated Statements of Income:
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Income from continuing operations was $9.5 million, or $0.88 per diluted common share, for the three months ended March 31, 2006, an increase of 43% and 42%, respectively, compared with $6.6 million, or $0.62 per diluted common share, for the three months ended March 31, 2005. The increase in income from continuing operations is primarily the result of improvement in our underwriting margin and higher net investment income at our insurance segment.

Net income was $9.5 million for the three months ended March 31, 2006, or $0.88 per diluted common share, an increase of 39% and 38%, respectively, compared with $6.8 million, or $0.64 per diluted common share, for the three months ended March 31, 2005. Included in net income for the three months ended March 31, 2005 was income from discontinued operations of $0.2 million. Other changes in net income are due to the factors discussed in the paragraph above with regard to income from continuing operations.

     Consolidated revenues were $77.9 million for the three months ended March 31, 2006, an increase of $10.7 million, or 16%, from $67.2 million for the three months ended March 31, 2005. The increase in consolidated revenues is due to higher net premiums earned, primarily due to lower reinsurance ceded, and increases in insurance management fees and net investment income. Insurance management fees increased with the corresponding increase in direct premiums written by PRI and Pennsylvania Physicians’ Reciprocal Insurers (“PaPRI”), the companies we manage, and the increase in net investment income reflects the growth in our cash and invested assets and a higher overall yield. Partially offsetting the growth in consolidated revenues was a decline in commission income at our insurance management segment.

Consolidated expenses were $63.7 million for the three months ended March 31, 2006, an increase of $6.5 million, or 11%, from $57.2 million for the three months ended March 31, 2005. The increase in consolidated expenses is mainly the result of the elimination of cessions under the Hannover Re net account quota share agreement, effective June 30, 2004, and its impact on net losses and LAE as related to net premiums earned, and on other underwriting expenses, which previously reflected ceding commissions under the agreement. Insurance management expenses also increased as a result of additional infrastructure investments necessary to support growth in the segment in recent years.

Form 10-Q: 20

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Insurance Segment Results and Selected Other Information

Our insurance segment is made up primarily of our four insurance subsidiaries. Holding company operations are also included in the insurance segment due to the segment’s size and prominence and the substantial attention devoted to the segment. Financial and selected other data of our insurance segment is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	March 31, 2006	Percentage Change	March 31, 2005
Direct and assumed premiums written	$75,790	-10%	$84,138
Net premiums written	$67,243	-9%	$74,113

Net premiums earned	$58,878	17%	$50,195
Net investment income	7,033	24%	5,652
Net realized investment gains	185	36%	136
Other income	119	-26%	161
Intersegment revenues	(12)	-126%	47
Total revenues	66,203	18%	56,191

Net losses and LAE	43,006	11%	38,571
Other underwriting expenses	9,731	13%	8,632
Interest expense	1,043	38%	755
Other expenses	1,806	-3%	1,854
Intersegment expenses	51	-4%	53
Total expenses	55,637	12%	49,865

Income from continuing operations before income taxes	10,566	67%	6,326
Less: Income tax expense	3,219	81%	1,780
Income from continuing operations	7,347	62%	4,546
Discontinued operations (net of income taxes)	—	0%	—
Net income	$7,347	62%	$4,546

Professional liability policyholders (1)	13,721	-3%	14,076
______________

(1)
Professional liability policyholders (excluding fronting arrangements) includes policyholders whose individual insurance is 90% reinsured under facultative reinsurance agreements. For the period ended March 31, 2005, 106 such policyholders previously reported under fronting arrangements have been reclassified to professional liability policyholders.

Insurance segment net income increased primarily due to higher revenues and improvement in our underwriting margin. The improvement in our underwriting margin primarily reflects rate increases, favorable loss experience and cost structure efficiencies. As a result, our underwriting profits increased to $6.1 million for the first three months of 2006 from $3.0 million for the same period in 2005. Partially offsetting the increases in net income was higher interest expense.

Form 10-Q: 21

The decreases in direct and assumed premiums written and net premiums written are primarily the result of a lower number of policyholders and a shift in our business mix, including a further migration to lower policy limits chosen by policyholders in Florida, as compared with the same period in the prior year.  The number of professional policyholders was 13,721 at March 31, 2006, down 3% from 14,076 at March 31, 2005.  The policyholder retention rate in our core Florida market was 92% for the first three months of 2006, which is down slightly from 94% for the three months ended December 31, 2005.  The decrease in direct and assumed premiums written also reflects the exit from former fronting programs.

The following table shows the distribution of the policy limits of our insured Florida physicians at our insurance segment.

As of March 31, 2006		As of March 31, 2005
Policy Limits of		Policy Limits of
$250,000 per loss or less	$500,000 per loss or less	$250,000 per loss or less	$500,000 per loss or less
65%	81%	63%	81%

    The increase in net premiums earned when contrasted with the decrease in net premiums written reflects the inherent lag between when a policy is written and ultimately earned. The increase in net premiums earned is primarily the result of the termination of cessions under the Hannover Re net account quota share reinsurance agreement, under which ceded earned premiums were $6.4 million for the three months ended March 31, 2005.

Investment revenues, which are comprised of net investment income and net realized investment gains, increased to $7.2 million for the three months ended March 31, 2006 from $5.8 million for the same period in 2005. Net investment income increased primarily as a result of growth in our cash and invested assets corresponding with increases in our insurance business in recent years and a higher overall yield. Net realized investment gains, which are closely tied to the financial markets and will vary depending on our cash needs and the management of our investment portfolio, decreased slightly from the same period in the prior year.

Net losses and LAE incurred increased primarily as a result of the increase in net premiums earned. However, our loss and LAE ratio (defined as the ratio of net losses and LAE incurred to net premiums earned) decreased to 73% for the three months ended March 31, 2006 from 77% for the same period in 2005. The lower increase in our net losses and LAE incurred relative to net premiums earned and the corresponding decrease in our loss and LAE ratio reflects pricing improvements in our insurance business, strict claims payment policies and favorable claims results. The favorable claims results are mainly due to lower numbers of newly reported claims and incidents and stable severity.

Form 10-Q: 22

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Selected direct professional liability claim data is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	March 31, 2006	Percentage Change	March 31, 2005
Net Paid Losses and LAE on Professional Liability Claims:
Net paid losses on professional liability claims	$13,604	25%	$10,916
Net paid LAE on professional liability claims	12,620	16%	10,846
Total net paid losses and LAE on professional liability claims	$26,224	21%	$21,762

Total professional liability claims with indemnity payment	79	1%	78

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	222	35%	165
Total professional liability incidents closed without indemnity payment	249	-19%	309
Total professional liability claims and incidents closed without indemnity payment	471	-1%	474

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	224	-7%	242
Total professional liability incidents reported during the period	245	-10%	273
Total professional liability claims and incidents reported during the period	469	-9%	515

Total professional liability claims and incidents that remained open	4,482	-13%	5,134

    Selected direct professional liability insurance claims data
    The increase in net paid losses and LAE for the three months ended March 31, 2006 when compared with the same period in 2005 is primarily the result of higher retention under reinsurance agreements applicable to such payments. The number of reported claims and incidents was down 9% from the comparable prior period and reflects the continued improvement in frequency in our Florida market. The number of professional liability claims with indemnity payment (“CWIP”) was level with the comparable prior period; however a higher number of claims closed without an indemnity payment resulted in a slight decrease in the percentage of CWIP to all claims and incidents closed. Our inventory of open claims and incidents declined further during the first three months of 2006, which follows declines in the number of claims and incidents reported in 2005. It is not unusual for our claims data to fluctuate from period to period. The data remains within our expectations.

Form 10-Q: 23

Other underwriting expenses increased primarily due to a decrease in ceding commissions resulting from the termination of the Hannover Re net account quota share reinsurance agreement. In addition, the exit of our fronting programs has resulted in lower fronting fees, net of related expenses, resulting in a corresponding increase in other underwriting expenses. Share-based compensation increased $0.5 million, which includes share-based compensation of $0.2 million as a result of adopting FAS No. 123(R), effective January 1, 2006. Our expense ratio declined slightly compared with the same period in the prior year primarily due to additional cost structure efficiencies and lower commission expense, which more than offset the impact of the loss of ceding commissions under the Hannover Re net account quota share agreement and higher share-based compensation costs.

The increase in interest expense was due to increases in the three-month LIBOR, which is the base rate used to determine the interest on our long-term debt. The interest rates on our long-term debt ranged from 8.51% to 9.02% as of March 31, 2006. However, the hedging instruments that we have in place with maturity dates in 2008 essentially limited the maximum floating rate interest cost at 8.6% for those long-term debt arrangements where the interest rate was higher. The amortization of the initial cost of the hedging agreements also contributed to the increase in interest expense.

Other expenses is comprised primarily of finance charges associated with funds withheld under the Hannover Re net account quota share reinsurance agreement, which were $1.4 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in these finance charges corresponds with the decrease in the amount of funds withheld for business ceded under the agreement through June 30, 2004. We exercised our option to terminate future cessions under the agreement as of June 30, 2004.

The increase in income taxes reflects our higher income from continuing operations before income taxes. The effective income tax rates for our insurance segment were 31% and 28% for the three months ended March 31, 2006 and 2005, respectively. The increase in our effective income tax rate is due to an increase in permanent differences as a percentage of our taxable income. During 2005, we reached a settlement with the Internal Revenue Service (“IRS”) with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001. The settlement was approved by the Congressional Joint Committee on Taxation during the first three months of 2006. We had previously accrued for income tax liabilities related to the examination, and consequently there was no income tax impact for the three months ended March 31, 2006 as a result of the settlement. Our income tax returns for the years subsequent to December 31, 2001 have not been examined by the IRS and remain open under the statute of limitations.

Form 10-Q: 24

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Hannover Re net account quota share reinsurance agreement
The results of our insurance segment include the effects of the net account quota share reinsurance agreement with the Hannover Re companies. Cessions under the agreement ceased on June 30, 2004. Amounts ceded under the agreement are summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	March 31, 2006	Percentage Change	March 31, 2005
Ceded premiums written	$—	-100%	$187

Ceded premiums earned	—	100%	(6,394)
Ceded losses and LAE incurred	—	-100%	4,490
Ceded other underwriting expenses	—	-100%	2,195
Net increase in underwriting margin	—	-100%	291

Other expenses	(1,401)	22%	(1,788)

Net decrease in income from continuing operations before income taxes	(1,401)	6%	(1,497)

Net decrease in net income	$(860)	7%	$(920)

Insurance Management Segment Results and Selected Other Information

Our insurance management segment is made up primarily of our subsidiaries that provide insurance management services to reciprocal insurers operating in New York and Pennsylvania. Financial data for the insurance management segment is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	March 31, 2006	Percentage Change	March 31, 2005
Insurance management fees	$11,281	10%	$10,274
Net investment income	74	40%	53
Commission income	342	-49%	665
Other income	21	-25%	28
Intersegment revenues	63	-3%	65
Total revenues	11,781	6%	11,085

Insurance management expenses	8,158	10%	7,399
Other expenses	4	-86%	28
Total expenses	8,162	10%	7,427

Income from continuing operations before income taxes and minority interest	3,619	-1%	3,658
Less: Income tax expense	1,485	-2%	1,517
Income from continuing operations before minority interest	2,134	0%	2,141
Minority interest in income of consolidated subsidiary	4	300%	1
Income from continuing operations	2,130	0%	2,140
Discontinued operations (net of income tax expense)	—	0%	—
Net income	$2,130	0%	$2,140

    Insurance management net income was essentially level with the same period in the prior year. Our insurance management profit, which is calculated as insurance management fees less insurance management expenses, increased to $3.1 million for the first three months of 2006 from $2.9 from the same period in 2005, but was offset by a decrease in commission income.

Form 10-Q: 25

     Insurance management fees earned by the insurance management segment are entirely comprised of management fees from PRI and PaPRI. We receive a management fee equal to 13% of PRI’s direct premiums written and a management fee equal to 21% of PaPRI’s direct premiums written. As such, changes in the direct premiums written by PRI and PaPRI result in corresponding changes in management fees earned by our insurance management segment. The increase in insurance management fees is due to an increase in premiums written by these carriers.

Commission income declined due to decreases in brokerage commissions earned by the segment for the placement of reinsurance, which reflects reduced reinsurance needs at PRI and our insurance subsidiaries. The need for reinsurance and the terms and conditions of the reinsurance agreements of PRI and our insurance subsidiaries are reviewed on an annual basis, which can result in fluctuations in the amount of commission income earned from period to period.

Insurance management expenses increased as a result of additional infrastructure investments necessary to support growth in the segment in recent years, mainly salaries and benefits related to staffing additions.

Discontinued TPA Segment Results

Our TPA segment was comprised of our former wholly owned subsidiary, EMI. On May 9, 2005, EMI’s employee benefits administration business was sold to WebTPA, effective April 30, 2005.  A pre-tax gain of $0.4 million was recognized on the sale. On May 31, 2005, the remaining TPA segment operations were sold to a private investor. A pre-tax gain of $1.0 million was recognized on the sale. The results of operations and gain on sale of the former TPA segment are reported as discontinued operations. See Note 10, Discontinued Operations, to the accompanying consolidated financial statements for additional information about the sale of our TPA segment. Financial data for the TPA segment is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended
	March 31, 2006	Percentage Change	March 31, 2005
Income from continuing operations	$—	0%	$—

Discontinued Operations
Income from discontinued operations (net of income tax expense)	—	-100%	189

Net income	$—	-100%	$189

Form 10-Q: 26

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, we possess assets that consist primarily of the stock of our subsidiaries, and certain other investments. The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include net earnings from and overhead allocations to our insurance management segment and management fees and dividends from our insurance segment. The net earnings of our insurance management segment are derived by providing management services to PRI and PaPRI and reinsurance brokerage services to these same companies and our insurance subsidiaries. Management fees from our insurance subsidiaries are based upon agreements pursuant to which we provide substantially all management and administrative services. In accordance with limitations imposed by Florida and Missouri laws, our insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay us dividends of approximately $19.7 million during 2006 without prior regulatory approval.

For additional information concerning our liquidity and financial resources, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Sources of liquidity include cash from operations, financing arrangements and routine sales of investments. As reported in the condensed consolidated statement of cash flows, net cash provided by operating activities was $22.3 million for the three months ended March 31, 2006, a decrease of $4.9 million, or 18%, from $27.2 million for the three months ended March 31, 2005. The decrease in net cash provided by operating activities is primarily attributable to an increase in net loss and LAE payments as a percentage of collected net premiums written. This decrease was partially offset by higher reinsurance recoveries and management fees from PRI and PaPRI.

Net cash provided by investing activities was $34.2 million for the three months ended March 31, 2006. Net cash used in investing activities was $11.2 million for the three months ended March 31, 2005. The changes in net cash provided by or used in investing activities are due primarily to transactions involving fixed maturity securities, including short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio. Net sales of fixed maturity securities were $34.4 million for the three months ended March 31, 2006, compared with net purchases of fixed maturity securities of $10.5 million for the three months ended March 31, 2005.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2006. Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2005. The net cash used in financing activities for the first three months of 2006 was due to the repurchase of common shares under our stock repurchase program, which totaled $3.7 million. During the three months ended March 31, 2005, we issued common shares and did not make any repurchases.

As of March 31, 2006, we had cash and investments of $789.0 million. Included within cash and investments were cash and cash equivalents of $158.7 million and short-term investments and fixed maturity securities, available for sale, with a fair value of approximately $31.4 million and $41.3 million, respectively, with scheduled maturities during the next 12 months.

Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. We believe that our cash and investments as of March 31, 2006, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Form 10-Q: 27

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions. We have accessed the debt market from time to time. The following table summarizes the components of our capital resources as of March 31, 2006 and December 31, 2005.

	As of March 31, 2006	As of December 31, 2005
Long-term debt	$46,083	46,083
Shareholders' equity	$255,566	249,590
Ratio of debt to total capitalization	15.3%	15.6%

Long-term debt
As our business has grown, so has our need for capital to support our operations and maintain our ratings. In recent years, we have taken actions to obtain additional capital for general corporate purposes, including supporting growth by our insurance subsidiaries. During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30 year trust-preferred securities for which the proceeds from such issuances, together with cash previously contributed to the trusts, were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. The debentures that we issued to the three trusts, which are reported as long-term debt in the consolidated statements of financial position, are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another. In accordance with the guidance given in FASB Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts.

The securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 8.51% to 9.02% as of March 31, 2006). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased interest rate collars designed to maintain the ultimate floating interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust-preferred securities at par or its equivalent beginning five years from closing. The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of 30 years and are due in May and October 2033.

Other Significant Financial Position Accounts
Due from reinsurers on unpaid losses was $289.6 million as of March 31, 2006, a decrease of $14.2 million, or 5%, from $303.8 million as of December 31, 2005. The decrease is primarily due to a decrease of $6.1 million in ceded loss and LAE reserves under the Hannover Re net account quota share agreement as a result of the termination of further cessions under the agreement as of June 30, 2004. Ceded loss and LAE reserves under one of our former fronting programs also decreased $4.1 million, with a corresponding decrease in our liability for losses and LAE.

Form 10-Q: 28

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

     We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. At March 31, 2006 our receivable from reinsurers was $318.4 million. We have not experienced any difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligation, adjustments to the amounts recoverable would be reflected in the results of current operations. We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.

Paid in advance and unprocessed premiums was $7.5 million as of March 31, 2006, a decrease of $7.0 million, or 48%, from $14.5 million as of December 31, 2005. The decrease reflects the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with the largest number of policies being renewed on January 1. As a result, paid in advance and unprocessed premiums are expected to be higher as of December 31 of each year.

Contractual Obligations and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements. These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; (3) a contingent liability under an amendment made to our management agreement with PRI, effective January 1, 2002; (4) employee benefit plans; (5) two irrevocable letters of credit issued in favor of the lessor under operating leases; and (6) a contractual liability related to the sale of our former TPA segment. We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of March 31, 2006, which would give rise to previously undisclosed market, credit or financing risk. There have been no significant changes in our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Form 10-Q: 29

Item 4.	Controls and Procedures
(a)	Disclosure Controls and Procedures
    An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of March 31, 2006 by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective in ensuring that information relating to FPIC and its consolidated subsidiaries, as required to be disclosed by FPIC in its periodic reports filed with the United States Securities and Exchange Commission, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2006 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings
We, in common with the insurance industry in general, are subject to litigation in the normal course of business. Though we may be involved in routine litigation as a matter of course, we do not expect these cases to have a material adverse effect on our financial condition and results of operations. See Item 1. Financial Statements, Note 9, Commitments and Contingencies, for additional information concerning our commitments and contingencies.

We may also become involved in legal actions not involving claims under our insurance policies from time to time. We have evaluated such exposures as of March 31, 2006, and in all cases, believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have evaluated such exposures as of March 31, 2006, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated results of operations and financial condition.

Form 10-Q: 30

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Item 1A.	Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the first quarter of 2006.

Stock Repurchase Plans
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. Under certain circumstances, limitations may be placed on our ability to repurchase our capital stock by the terms of agreements relating to our junior subordinated debentures. For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2005, Item 8. Financial Statements and Supplementary Data, Note 12, Long-term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes our common stock repurchases for the three month period ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month (1)
January 1 - 31, 2006 (2)	3,085	$35.85	—	263,687
February 1 - 28, 2006	—	$—	—	263,687
March 1 - 31, 2006	68,955	$35.71	—	194,732
______________

(1)	The maximum number of shares that may yet be purchased under our stock repurchase plan includes a reduction for 21,708 common shares that are held in our deferred compensation plan.

(2)
During January 2006, we acquired 3,085 common shares in satisfaction of withholding taxes due upon the vesting of restricted stock held by employees in accordance with the terms of our share-based compensation plans.

Item 3.	Defaults Upon Senior Securities - Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.	Other Information
 All items requiring a Form 8-K filing have been so filed as of the date of this filing. There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Form 10-Q: 31

Item 6.	Exhibits
10.1	Amendment to Management Agreement dated as of May 9, 2006, by and between Physicians’ Reciprocal Insurers and Administrators for the Professions, Inc.
12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

May 10, 2006
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 32

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1	Amendment to Management Agreement dated as of May 9, 2006, by and between Physicians’ Reciprocal Insurers and Administrators for the Professions, Inc.
12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q: 33