Form 10-Q
period 2006-06-30
FPIC INSURANCE GROUP INC
filed 2006-08-08
CIK 1010247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of August 1, 2006, there were 10,397,162 shares of the Registrant’s Common Stock, $.10 Par Value, outstanding.

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006

Part I
FINANCIAL INFORMATION
Item 1.	Financial Statements
FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position
(in thousands, except common share data)
	As of
	June 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available for sale, at fair value	$589,092	617,716
Short-term investments, at fair value	37,346	46,608
Other invested assets	6,448	6,785
Total investments (Note 7)	632,886	671,109

Cash and cash equivalents	175,680	102,694
Premiums receivable (net of an allowance of $400 at June 30, 2006 and December 31, 2005) (Note 5)	93,102	94,847
Accrued investment income	8,642	8,813
Reinsurance recoverable on paid losses	14,114	14,586
Due from reinsurers on unpaid losses and advance premiums (Note 5)	277,420	303,847
Ceded unearned premiums	13,607	14,062
Deferred policy acquisition costs (Note 5)	14,691	14,550
Deferred income taxes	42,812	39,319
Goodwill	18,870	18,870
Other assets (Note 5)	30,479	25,844
Total assets	$1,322,303	1,308,541

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses (Note 5)	665,290	663,466
Unearned premiums (Note 5)	191,988	188,690
Reinsurance payable (Note 5)	93,016	104,577
Paid in advance and unprocessed premiums	11,015	14,468
Total policy liabilities and accruals	961,309	971,201

Long-term debt	46,083	46,083
Other liabilities (Note 5)	53,909	41,654
Total liabilities	1,061,301	1,058,938

Commitments and contingencies (Note 9)

Minority interest	(100)	13

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,398,953 and 10,339,105 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,040	1,034
Additional paid-in capital	50,621	53,627
Unearned compensation	—	(1,742)
Retained earnings	219,734	200,902
Accumulated other comprehensive loss, net	(10,293)	(4,231)
Total shareholders' equity	261,102	249,590
Total liabilities and shareholders' equity	$1,322,303	1,308,541

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income
(in thousands, except common share data)
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Net premiums earned (Note 5)	$55,940	53,882	114,819	104,076
Insurance management fees (Note 5)	11,404	10,294	22,685	20,568
Net investment income	8,331	6,316	15,438	12,021
Commission income (Note 5)	503	449	845	1,114
Net realized investment (losses) gains (Note 7)	(14)	(175)	170	(39)
Other income	151	172	291	362
Total revenues	76,315	70,938	154,248	138,102

Expenses
Net losses and loss adjustment expenses (Note 5)	37,425	40,955	80,432	79,526
Other underwriting expenses (Note 5)	14,769	6,974	24,499	15,606
Insurance management expenses	8,184	7,737	16,341	15,136
Interest expense	1,061	841	2,104	1,596
Other expenses (Note 5)	1,361	1,825	3,172	3,707
Total expenses	62,800	58,332	126,548	115,571

Income from continuing operations before income tax expense and minority interest	13,515	12,606	27,700	22,531
Less: Income tax expense	4,277	4,283	8,981	7,580
Income from continuing operations before minority interest	9,238	8,323	18,719	14,951
Less: Minority interest loss on consolidated subsidiary	(117)	(74)	(113)	(72)
Income from continuing operations	9,355	8,397	18,832	15,023

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	180	—	369
Gain on disposal of discontinued operations (net of income taxes)	—	1,733	—	1,733
Discontinued operations	—	1,913	—	2,102

Net income	$9,355	10,310	18,832	17,125

Basic earnings per common share:
Income from continuing operations	$0.91	0.82	1.83	1.48
Discontinued operations	—	0.19	—	0.21
Basic earnings per common share	$0.91	1.01	1.83	1.69

Basic weighted average common shares outstanding	10,336	10,192	10,296	10,151

Diluted earnings per common share:
Income from continuing operations	$0.87	0.79	1.75	1.41
Discontinued operations	—	0.18	—	0.20
Diluted earnings per common share	$0.87	0.97	1.75	1.61

Diluted weighted average common shares outstanding	10,742	10,672	10,751	10,663

See the accompanying notes to the unaudited consolidated financial statements.

Form 10-Q: 2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity
(in thousands, except common share data)
						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Total
Balances at December 31, 2005	10,339,105	$1,034	53,627	(1,742)	200,902	(4,231)	249,590

Net income	—	—	—	—	18,832	—	18,832
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(6,332)	(6,332)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	270	270
Comprehensive income							12,770

Restricted stock	50,063	5	(1,111)	1,742	—	—	636
Issuance of shares	281,083	28	4,536	—	—	—	4,564
Repurchase of shares	(271,298)	(27)	(9,366)	—	—	—	(9,393)
Share-based compensation	—	—	702	—	—	—	702
Income tax reductions relating to exercise of stock options	—	—	2,233	—	—	—	2,233
Balances at June 30, 2006	10,398,953	$1,040	50,621	—	219,734	(10,293)	261,102

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income, Net	Total
Balances at December 31, 2004	10,069,532	$1,007	47,871	—	165,880	2,362	217,120

Net income	—	—	—	—	17,125	—	17,125
Minimum pension liability adjustment, net	—	—	—	—	—	392	392
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(1,278)	(1,278)
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(111)	(111)
Comprehensive income							16,128

Restricted stock	—	8	2,341	(2,129)	—	—	220
Issuance of shares	268,657	19	2,966	—	—	—	2,985
Income tax reductions relating to exercise of stock options	—	—	661	—	—	—	661
Balances at June 30, 2005	10,338,189	$1,034	53,839	(2,129)	183,005	1,365	237,114

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 3

FPIC Insurance Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Net cash provided by operating activities	$36,333	61,269

Cash Flows from Investing Activities:
Proceeds from sales of fixed maturities, available for sale	19,312	221,655
Proceeds from maturity of fixed maturities, available for sale	19,090	—
Purchases of fixed maturities, available for sale	(8,072)	(273,398)
Proceeds from maturity of short-term investments	39,354	—
Purchases of short-term investments	(30,095)	(3,129)
Proceeds from sales of other invested assets	—	276
Purchases of real estate investments	(45)	(165)
Proceeds from disposition of subsidiary	—	3,928
Proceeds from sales of property and equipment	1	2
Purchases of property and equipment	(561)	(1,284)
Cash used in discontinued operations	—	(41)
Net cash provided by (used in) investing activities	38,984	(52,156)

Cash Flows from Financing Activities:
Issuance of common stock	4,564	2,985
Repurchase of common stock	(9,104)	—
Excess tax benefits from share-based compensation	2,209	—
Net cash (used in) provided by financing activities	(2,331)	2,985

Net increase in cash and cash equivalents	72,986	12,098
Cash and cash equivalents at beginning of period	102,694	128,250
Cash and cash equivalents at end of period	$175,680	140,348

See the accompanying notes to the unaudited consolidated financial statements.

Form 10-Q: 4

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

1.	Organization and Basis of Presentation
The accompanying consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The statement of financial position as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant transactions between the parent and consolidated subsidiaries have been eliminated. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2005, which includes information necessary for understanding our businesses and financial statement presentations. In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

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

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.

Form 10-Q: 5

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

2.	Share-Based Compensation Plans
We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).

The Omnibus Plan:
Under the Omnibus Plan, we may issue stock options (both non-qualified stock options and incentive stock options), contingent stock, restricted stock and stock appreciation rights upon approval by the Compensation Committee of the Board of Directors. Previous awards made under the Omnibus Plan have consisted only of stock options and restricted stock. The exercise price of a stock option may generally not be less than 100% of the fair market value of the underlying shares on the date of grant. Restricted stock becomes unrestricted as the awards vest. Awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards. Under the plan, individuals that receive a restricted stock award are permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability. Awards are generally made annually.

The Director Plan:
Under the Director Plan, we may issue non-qualified stock options, contingent stock, restricted stock and stock appreciation rights upon approval by the Board of Directors. Stock option grants made under the Director Plan are at a price not less than 100% of the fair market value of the underlying stock on the grant date. Shares of restricted stock become unrestricted as the awards vest.

The Board of Directors has authorized annual awards pursuant to the Director Plan to each nonemployee member of the Board of Directors, as of the date of the annual shareholders meeting, of 1,000 shares of restricted stock, which will fully vest on the first anniversary of the date of grant, which represents the requisite service period for such awards. In June 2005 and 2006, awards of 1,000 shares of restricted stock were also made to each nonemployee director of our First Professionals Insurance Company, Inc. subsidiary who was not a member of our Board of Directors.

The Board of Directors has also authorized awards pursuant to the Director Plan to new nonemployee directors, upon their initial election, of 1,000 shares of restricted stock, which will fully vest on the first anniversary of the date of grant, which represents the requisite service period for such awards.

The ESPP:
We offer the ESPP to eligible employees, including executive officers. Under the terms of the ESPP, employees are allowed to purchase FPIC’s common stock at 85% of the market value on the first or last day of the offering period, whichever is lower. 15,501 shares of FPIC common stock were issued in connection with the ESPP for the plan year ended December 31, 2005.

Form 10-Q: 6

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

The following table presents the number of shares authorized for future issuance in connection with our share-based compensation plans.
	As of
	June 30,	December 31,
	2006	2005
The Omnibus Plan	662,883	728,002
The Director Plan	232,801	239,801
The ESPP	86,977	86,977
Shares authorized for issuance	982,661	1,054,780

Accounting for Share-Based Compensation:
    In December 2004, the FASB issued Financial Accounting Standard No. 123(R), Share-Based Payment,(“FAS 123(R)”), which is a revision of FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and its related implementation guidance. On January 1, 2006, we adopted the provisions of FAS 123(R) using the modified prospective method. Prior period financial statements have not been restated to reflect fair value share-based compensation expense. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the six months ended June 30, 2006, we recorded additional financing cash flows of $2,209 as a result of adopting FAS 123(R).

Prior to the adoption of FAS 123(R), we followed the intrinsic value method in accordance with APB 25 to account for our employee stock options. Accordingly, no compensation expense was recognized in connection with the issuance of stock options under our share-based compensation plans. However, compensation expense was recognized in connection with the issuance of restricted stock.

Beginning January 1, 2006, we recognized share-based compensation expense for (i) all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of FAS 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). We recognize share-based compensation expense under FAS 123(R) ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to FAS 123(R), we are required to estimate the amount of expected forfeitures when calculating share-based compensation costs, instead of accounting for forfeitures as incurred, which was allowed under previous guidance. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant as the amount related solely to our January 2005 restricted stock awards and our financial statements already reflected an appropriate adjustment to compensation expense for forfeitures.

Form 10-Q: 7

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

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

	For the Six Months Ended
Assumptions Related to Stock Option Awards:	June 30, 2006	June 30, 2005
Expected volatility	60.00%	67.11%
Expected dividends	—	—
Expected term	5.3 years	5.0 years
Risk-free rate	4.28%	3.68%

	For the Six Months Ended
Assumptions Related to ESPP Awards:	June 30, 2006
Expected volatility	29.00%
Expected dividends	—
Expected term	1.0 year
Risk-free rate	4.33%

The following table shows comparative net income had share-based compensation expense been recognized in our financial statements under previous accounting guidance for the three months and six months ended June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Reported net income	$9,355	10,310	18,832	17,125
Share-based compensation expense determined under the fair value based method, net of income taxes	—	(304)	—	(625)
Comparative net income	$9,355	10,006	18,832	16,500

Basic earnings per common share as reported	$0.91	1.01	1.83	1.69
Basic earnings per common share comparative	$0.91	0.98	1.83	1.63
Basic weighted-average common shares outstanding	10,336	10,192	10,296	10,151

Diluted earnings per common share as reported	$0.87	0.97	1.75	1.61
Diluted earnings per common share comparative	$0.87	0.94	1.75	1.55
Diluted weighted-average common shares outstanding	10,742	10,672	10,751	10,663

Reported share-based compensation for all plans was classified as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Other underwriting expenses	$555	122	1,090	185
Insurance management expenses	159	21	248	35
Discontinued operations	—	(3)	—	—
Total share−based compensation	714	140	1,338	220
Income tax benefit	(275)	(54)	(516)	(85)
Net share−based compensation	$439	86	822	135

Net share-based compensation resulted in a $0.04 and $0.08 impact on basic and diluted earnings per common share for the three months and six months ended June 30, 2006, respectively.
Form 10-Q: 8

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

The following table presents the status of, and changes in, stock options as of June 30, 2006.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value
Stock Options:
Outstanding, January 1, 2006	1,258,474	$17.90
Granted	38,605	$35.27
Exercised	(247,494)	$14.02
Forfeited	(15,758)	$33.97
Outstanding, June 30, 2006	1,033,827	$19.24	4.9	$20,421

Exercisable at June 30, 2006	889,678	$17.78	4.3	$18,910

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $19.93 and $17.86, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $5,721 and $2,614, respectively.

The following table presents the status of, and changes in, restricted stock as of June 30, 2006.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value
Restricted Stock:
Nonvested, January 1, 2006	76,519	$31.04
Granted	55,115	$35.58
Vested	(23,689)	$30.21
Forfeited	(5,843)	$32.22
Nonvested, June 30, 2006	102,102	$33.61	9.1	$3,956

As of June 30, 2006, there was $3,999 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our various plans. That cost is expected to be recognized over a weighted-average period of 1.68 years. The total fair value of shares vested during the six months ended June 30, 2006 was $1,453. Cash received from option and stock exercises under all share-based arrangements during the six months ended June 30, 2006 was $3,469. The actual tax benefit realized for tax deductions from stock option exercises and the vesting of restricted stock totaled $2,233 for the six months ended June 30, 2006.

Form 10-Q: 9

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

3.	Segment Information
The accounting policies of our segments are described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Selected financial information by segment is summarized below.

	Insurance	Insurance Management	Third Party Administration (Discontinued Operations)	Total Segments	Intersegment Eliminations	Consolidated
Three Months Ended June 30, 2006
Total revenues	$64,286	12,116	—	76,402	(87)	76,315
Depreciation, amortization and accretion	$6,599	414	—	7,013	—	7,013
Interest expense	$1,061	—	—	1,061	—	1,061
Income tax expense	$2,577	1,700	—	4,277	—	4,277
Minority interest loss on consolidated subsidiary	$—	(117)	—	(117)	—	(117)
Income from continuing operations	$7,010	2,345	—	9,355	—	9,355
Discontinued operations	$—	—	—	—	—	—
Net income	$7,010	2,345	—	9,355	—	9,355

Three Months Ended June 30, 2005
Total revenues	$60,148	11,040	—	71,188	(250)	70,938
Depreciation, amortization and accretion	$6,225	275	25	6,525	—	6,525
Interest expense	$841	—	—	841	—	841
Income tax expense	$2,778	1,505	—	4,283	—	4,283
Minority interest loss on consolidated subsidiary	$—	(74)	—	(74)	—	(74)
Income from continuing operations	$6,596	1,844	—	8,440	(43)	8,397
Discontinued operations	$—	—	1,870	1,870	43	1,913
Net income	$6,596	1,844	1,870	10,310	—	10,310

	Insurance	Insurance Management	Third Party Administration (Discontinued Operations)	Total Segments	Intersegment Eliminations	Consolidated
Six Months Ended June 30, 2006
Total revenues	$130,489	23,897	—	154,386	(138)	154,248
Depreciation, amortization and accretion	$13,279	812	—	14,091	—	14,091
Interest expense	$2,104	—	—	2,104	—	2,104
Income tax expense	$5,796	3,185	—	8,981	—	8,981
Minority interest loss on consolidated subsidiary	$—	(113)	—	(113)	—	(113)
Income from continuing operations	$14,357	4,475	—	18,832	—	18,832
Discontinued operations	$—	—	—	—	—	—
Net income	$14,357	4,475	—	18,832	—	18,832

Six Months Ended June 30, 2005
Total revenues	$116,338	22,125	—	138,463	(361)	138,102
Depreciation, amortization and accretion	$12,068	629	60	12,757	—	12,757
Interest expense	$1,596	—	—	1,596	—	1,596
Income tax expense	$4,558	3,022	—	7,580	—	7,580
Minority interest loss on consolidated subsidiary	$—	(72)	—	(72)	—	(72)
Income from continuing operations	$11,142	3,983	—	15,125	(102)	15,023
Discontinued operations	$—	—	2,000	2,000	102	2,102
Net income	$11,142	3,983	2,000	17,125	—	17,125

	Insurance	Insurance Management	Total Segments	Intersegment Eliminations	Consolidated
As of June 30, 2006
Identifiable assets	$1,286,155	38,408	1,324,563	(2,260)	1,322,303
Goodwill (included in identifiable assets)	$10,833	8,037	18,870	—	18,870

As of December 31, 2005
Identifiable assets	$1,270,270	40,380	1,310,650	(2,109)	1,308,541
Goodwill (included in identifiable assets)	$10,833	8,037	18,870	—	18,870

Form 10-Q: 10

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

4.	Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to our basic and diluted earnings per common share are shown below.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income from continuing operations	$9,355	8,397	18,832	15,023
Discontinued operations	—	1,913	—	2,102
Net income	$9,355	10,310	18,832	17,125

Basic Earnings per Common Share:
Income from continuing operations	$0.91	0.82	1.83	1.48
Discontinued operations	—	0.19	—	0.21
Basic earnings per common share	$0.91	1.01	1.83	1.69

Diluted Earnings per Common Share:
Income from continuing operations	$0.87	0.79	1.75	1.41
Discontinued operations	—	0.18	—	0.20
Diluted earnings per common share	$0.87	0.97	1.75	1.61

Basic weighted-average shares outstanding	10,336	10,192	10,296	10,151
Common stock equivalents (1), (2)	406	480	455	512
Diluted weighted-average shares outstanding	10,742	10,672	10,751	10,663

(1)
120,526 and 119,343 outstanding stock options for the three months and six months ended June 30, 2006, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were antidilutive.

(2)
167,525 and 59,525 outstanding stock options for the three months and six months ended June 30, 2005, respectively, were excluded from the calculation of diluted earnings per common share because the exercise prices of the stock options were higher than the average price of the common shares, and therefore were antidilutive.

Form 10-Q: 11

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

5.	Related Party Transactions
Following are summaries of the related party transactions of FPIC and its consolidated subsidiaries included in the consolidated statements of financial position as of June 30, 2006 and December 31, 2005 and the consolidated statements of income for the three months and six months ended June 30, 2006 and 2005. Credit balances are presented parenthetically. Reference is made to Note 5, Related Party Transactions, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, which includes additional information regarding our related party transactions.

	As of
	June 30, 2006	December 31, 2005
Statements of Financial Position:
Premiums receivable	$6,629	6,121
Due from reinsurers on unpaid losses and advance premiums (1)	$65,992	77,408
Deferred policy acquisition costs	$3,291	3,215
Other assets	$3,033	5,075
Liability for losses and LAE	$(20,879)	(21,315)
Unearned premiums	$(52,363)	(50,845)
Reinsurance payable	$(1,211)	(1,665)
Other liabilities	$(7,373)	(7,202)

(1)
The entire related party due from reinsurers on unpaid losses and advance premiums is a result of fronting arrangements. The corresponding direct liabilities for losses and LAE to unrelated parties under fronting arrangements were ($65,883) and ($77,697) as of June 30, 2006 and December 31, 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Statements of Income:
Net premiums earned (1)	$(417)	682	(1,215)	2,249
Insurance management fees	$(11,404)	(10,294)	(22,685)	(20,568)
Commission income	$(497)	(488)	(798)	(1,024)
Net losses and LAE (2)	$271	(976)	806	(1,837)
Other underwriting expenses	$2	(286)	(97)	(481)
Other expenses	$4	28	8	56

(1)
Includes ceded premiums earned under fronting arrangements of $1,245 for the three months ended June 30, 2005, and $52 and $3,161 for the six months ended June 30, 2006 and 2005, respectively. The corresponding direct premiums earned from unrelated parties under fronting arrangements were ($1,245) for the three months ended 2005, respectively, and ($52) and ($3,161) for the six months ended June 30, 2006 and 2005, respectively.

(2)
Includes ceded losses and LAE under fronting arrangements of ($990) for the three months ended June 30, 2005, and ($52) and ($2,055) for the six months ended June 30, 2006 and 2005, respectively. The corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $990 for the three months ended June 30, 2005, and $52 and $2,055 for the six months ended June 30, 2006 and 2005, respectively.

Form 10-Q: 12

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

6.	Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

	Three Months Ended
	June 30, 2006		June 30, 2005
	Written	Earned	Written	Earned
Direct and assumed premiums	$57,877	63,675	67,160	67,494
Ceded premiums	(6,548)	(7,735)	(8,880)	(13,612)
Net premiums	$51,329	55,940	58,280	53,882

	Six Months Ended
	June 30, 2006		June 30, 2005
	Written	Earned	Written	Earned
Direct and assumed premiums	$133,666	130,369	151,297	135,592
Ceded premiums	(15,095)	(15,550)	(18,905)	(31,516)
Net premiums	$118,571	114,819	132,392	104,076

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Losses and LAE incurred	$42,708	43,951	90,946	95,487
Reinsurance recoveries	(5,283)	(2,996)	(10,514)	(15,961)
Net losses and LAE incurred	$37,425	40,955	80,432	79,526

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

Form 10-Q: 13

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

7.	Investments
Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income. Net realized investment gains on all investments for the six months ended June 30, 2006 totaled $170, which includes gains of $2 related to investment securities held in our deferred compensation plan. Data with respect to fixed maturities available for sale, including short-term investments, are presented in the tables below.

	Six Months Ended
	June 30, 2006	June 30, 2005
Proceeds from sales and maturities	$77,756	221,655
Gross realized gains on sales	$277	1,125
Gross realized losses on sales	$(109)	(1,164)

	As of
	June 30, 2006	December 31, 2005
Amortized cost of investments in fixed maturity securities available for sale	$642,863	671,647
Gross unrealized gains on fixed maturity securities available for sale	$1,143	2,413
Gross unrealized losses on fixed maturity securities available for sale	$(17,568)	(9,736)

The unrealized losses as of June 30, 2006 were primarily attributable to the impact of increases in interest rates on the fair value of our investment portfolio. We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates. Therefore, we do not consider any of the securities carried in an unrealized loss position at June 30, 2006 to be other-than-temporarily impaired. During the fourth quarter of 2005, we did recognize an other-than-temporary impairment charge related to certain of our corporate securities, which reduced the cost basis of those securities, and reclassified the unrealized loss from accumulated other comprehensive loss to net realized investment losses.

Form 10-Q: 14

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

8.	Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our two defined benefit plans, our excess benefit plan and our supplemental executive retirement plan are summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost of benefits earned during the period	$748	640	1,472	1,269
Interest cost on projected benefit obligation	$459	391	912	768
Expected return on plan assets	$(385)	(277)	(774)	(574)
Amortization of unrecognized loss	$263	(150)	482	82
Amortization of unrecognized prior service cost	$22	417	76	443
Amortization of transition obligation	$8	—	15	—
Net periodic pension cost	$1,115	1,021	2,183	1,988

We contributed $2,992 to our employee post-retirement plans during the six months ended June 30, 2006. We currently anticipate contributing an additional $1,821 to our employee post-retirement plans during the remainder of 2006 for total contributions of $4,813.

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

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states. In June 2006, the Florida Office of Insurance Regulation levied a 2% assessment on our 2005 direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group that reportedly sustained more than $2 billion in gross losses from the 2004 and 2005 hurricane seasons. FIGA based its request on its estimate that the estimated deficiencies from these insolvencies may range between $110 million and $391 million, with an indicated “best” estimate of $239 million. As allowed by Florida law, the $4.7 million assessment ($2.9 million after-tax) on our subsidiaries will be included as a factor in our next rate filing, which is likely to occur before year-end. Poe Financial Group loss deficiencies in excess of FIGA’s best estimate could result in the need for additional assessments by FIGA. Such additional assessments, or assessments related to other property and casualty insurers that may become insolvent as a result of hurricane activity or otherwise, could adversely impact our results of operations.

In addition to standard guarantee fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. Medical malpractice policies are exempt from assessment by the Florida Hurricane Catastrophe Fund through May 31, 2007. No special assessments for catastrophic losses were made in 2004, 2005 or to date in 2006.

Form 10-Q: 15

Notes to the Unaudited Consolidated Financial Statements	FPIC Insurance Group, Inc. and Subsidiaries

(Dollars in thousands, except where noted)

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have discontinued our reinsurance for bad faith claims, other than coverage provided as part of our primary excess of loss program. An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our results of operations and financial condition. We have evaluated such exposures as of June 30, 2006, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

For commitments and contingencies associated with the disposition of our former third party administration (“TPA”) segment, refer to Note 19, Discontinued Operations, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Management agreement between Administrators For The Professions, Inc. (“AFP”) and Physicians’ Reciprocal Insurers (“PRI”)
For information about the management agreement between AFP and PRI, see Note 5, Related Party Transactions, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Effective May 9, 2006, the management agreement between AFP and PRI was extended through December 31, 2011. We have issued two irrevocable letters of credit in the amount of $500,000 as collateral under the operating leases for the buildings occupied by AFP in Manhasset and Lake Success, New York.

10.	Discontinued Operations
During 2005, we disposed of our former TPA segment. Effective April 30, 2005, we sold the employee benefits administration business and recognized a pre-tax gain of $366 on the sale. Effective June 2, 2005, we sold our subsidiary, Employers Mutual, Inc. (“EMI”), to a private investor and recognized a pre-tax gain of $1,008 on the sale. See Note 19, Discontinued Operations, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information about our discontinued operations.

In accordance with the reporting requirements of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the TPA segment have been reported as discontinued operations and are summarized below.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Total revenues	$—	1,816	—	5,149

Total expenses	$—	1,546	—	4,606

Income from discontinued operations (net of income taxes)	$—	180	—	369

11.	Subsequent Event
In July 2006, we were notified by the Internal Revenue Service (“IRS”) of their intent to audit our 2004 income tax return.

Form 10-Q: 16

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” and “us” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and six months ended June 30, 2006, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2006.

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
ii)
The competitive environment in which we operate, including reliance on agents to place insurance, physicians electing to self-insure or to practice without insurance coverage, related trends and associated pricing pressures and developments;

iii)	Business risks that result from our size, products, and geographic concentration;
iv)	The rates we charge for our products and services being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
v)	The actual amount of new and renewal business;
vi)	The uncertainties of the loss reserving process, including the occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;
vii)	Business and financial risks associated with the unpredictability of court decisions;
viii)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits, in connection with the administration of insurance claims;
ix)	The dependence of our insurance management segment upon a major customer, PRI, for its revenue;
x)
The effects of PRI’s premium rate adequacy, claims experience, policyholder retention, financial position and overall market and regulatory environment on its ability to maintain or grow its premium base;

xi)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
xii)	Developments in financial and securities markets that could affect our investment portfolio;

Form 10-Q: 17

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

xiii)	The impact of rising interest rates on the market value of our investments and our interest costs associated with our long-term debt;
xiv)	The loss of the services of any key members of senior management;
xv)
Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize deferred acquisition costs, deferred tax assets, goodwill and other deferred or intangible assets;

xvi)	Assessments imposed by state financial guarantee associations or other insurance regulatory bodies;
xvii)
Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);

xviii)	General economic conditions, either nationally or in our market areas, that are worse than expected;
xix)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xx)
Other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, including Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 16, 2006; and

xxi)	Other factors discussed elsewhere within this Form 10-Q.

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

  Impact of Recently Issued Accounting Pronouncements
On January 1, 2006, we adopted the provisions of FAS 123(R), Share-Based Payments. Our consolidated financial statements reflect total share-based compensation of $0.7 million and $1.3 million for the three months and six months ended June 30, 2006, respectively. For additional information see Item 1. Financial Statements, Note 2, Share-Based Compensation Plans.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. For additional information see Item 1. Financial Statements, Note 1, Organization and Basis of Presentation.

Commitments and Contingencies
For information concerning commitments and contingencies to which we are subject, see Item 1. Financial Statements, Note 9, Commitments and Contingencies.
Form 10-Q: 18

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Business Overview

Through our insurance and insurance management segments, we operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as both an insurance carrier, which bears underwriting risks, and as an insurance management company, which earns fees for its services. Operating under these two separate and distinct business models allows us to participate selectively in diverse opportunities in the complex MPL insurance sector. We believe that this approach is well suited to meet our financial objectives. Our former TPA segment provided administrative and claims management services to employers, primarily in Florida, that maintained group accident and health, workers’ compensation, liability and property self-insurance plans. Our TPA segment was discontinued in 2005 in connection with the sale of EMI.

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

We believe we are the fifth largest provider of MPL insurance and insurance management services in the United States, with $570 million of direct premiums written or under management for the year ended December 31, 2005, based on data published by A.M. Best Company (“A.M. Best”). We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence and resources. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida, and we manage the second largest provider of MPL insurance in New York. Based on 2005 premium data published by A.M. Best, New York is the largest market for MPL insurance in the United States, and Florida is the third largest market.

The following tables provide, in thousands, revenues, income from continuing operations and assets for each of our segments for the respective periods shown:

	For the Six Months Ended
Revenues by Segment	June 30, 2006	% of Total	June 30, 2005	% of Total
Insurance	$130,489	84.6%	116,338	84.2%
Insurance management	23,897	15.5%	22,125	16.0%
Intersegment eliminations	(138)	-0.1%	(361)	-2.0%
Consolidated revenues	$154,248	100.0%	138,102	100.0%

	For the Six Months Ended
Income from Continuing Operations by Segment	June 30, 2006	% of Total	June 30, 2005	% of Total
Insurance	$14,357	76.2%	11,142	74.2%
Insurance management	4,475	23.8%	3,983	26.5%
Intersegment eliminations	—	0.0%	(102)	-0.7%
Consolidated income from continuing operations	$18,832	100.0%	15,023	100.0%

Form 10-Q: 19

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

	As of
Identifiable Assets by Segment	June 30, 2006	% of Total	December 31, 2005	% of Total
Insurance	$1,286,155	97.3%	1,270,270	97.1%
Insurance management	38,408	2.9%	40,380	3.1%
Intersegment eliminations	(2,260)	-0.2%	(2,109)	-0.2%
Consolidated assets	$1,322,303	100.0%	1,308,541	100.0%

Recent Trends and Other Developments

—	Our consolidated income from continuing operations for the three months and six months ended June 30, 2006 increased 11% and 25%, respectively, compared with the same periods in 2005.
—	We achieved a 15% return on average equity for the trailing four quarters ended June 30, 2006.
—
Net premiums earned from our insurance underwriting segment increased 4% and 10% for the three months and six months ended June 30, 2006, respectively, compared with the same periods in 2005 primarily as the result of a reduction in reinsurance.

—	We have continued our targeted market focus, with policyholder retention in Florida at 94% for the first six months of 2006.
—
Our net premiums written for the three months and six months ended June 30, 2006 declined 12% and 10%, respectively, compared with the same periods in 2005, primarily due to a shift in business mix and a 4% decline in professional liability policyholders.

—
Our loss ratio improved to 67% and 70% for the three months and six months ended June 30, 2006, respectively (compared to 76% for the three months and six months ended June 30, 2005), as a result of favorable loss experience, including a significant reduction in reported claims and incidents. Severity of claims continued to be within our expectations.

—
Our expense ratio increased to 26% and 21% for the three months and six months ended June 30, 2006, respectively, primarily due to a $4.7 million pre-tax charge ($2.9 million after-tax or $0.27 per diluted common share) to other underwriting expenses as the result of a state levied guarantee fund assessment related to the insolvency of the insurance subsidiaries of Poe Financial Group.

—
Portfolio growth and a higher overall yield contributed to a 32% and 28% increase in net investment income for the three months and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

—	Shareholders’ equity increased 5% and insurance segment surplus increased 7% as of June 30, 2006 compared to the balances as of December 31, 2005 and were the highest in our organization’s history.
—	Effective May 9, 2006, the management agreement between our subsidiary, AFP, and PRI was extended through December 31, 2011.
—
For the second quarter of 2006, we incurred share-based compensation costs of $0.7 million pre-tax, of which $0.4 million was the result of the adoption of FAS 123(R), effective January 1, 2006. The share-based compensation costs recognized in other underwriting expenses and insurance management expenses were $0.55 million and $0.15 million, respectively, for the three months ended June 30, 2006.

—
During the second quarter, we repurchased 150,000 shares of our common stock. On July 21, 2006, our Board of Directors approved an additional 500,000 shares for repurchase through December 31, 2008. A total of 544,732 shares remain available for repurchase under our stock repurchase program.

Form 10-Q: 20

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Income:
Three Months and Six Months Ended June 30, 2006 compared
to Three Months and Six Months Ended June 30, 2005

Income from continuing operations was $9.4 million, or $0.87 per diluted common share, for the three months ended June 30, 2006, an increase of 11%, compared with $8.4 million, or $0.79 per diluted common share, for the three months ended June 30, 2005. Income from continuing operations was $18.8 million, or $1.75 per diluted common share, for the six months ended June 30, 2006, an increase of 25% and 24%, respectively, compared with $15.0 million, or $1.41 per diluted common share, for the six months ended June 30, 2005. Income from continuing operations increased primarily as a result of higher net investment income and lower net losses and LAE relative to net premiums earned at our insurance segment and higher management fees at our insurance management segment. Partially offsetting these improvements were higher other underwriting expenses and interest expense at our insurance segment.

Net income was $9.4 million, or $0.87 per diluted common share, for the three months ended June 30, 2006, a decrease of 9% and 10%, respectively, compared with $10.3 million, or $0.97 per diluted common share, for the three months ended June 30, 2005. Net income was $18.8 million, or $1.75 per diluted common share, for the six months ended June 30, 2006, an increase of 10% and 9%, respectively, compared with $17.1 million, or $1.61 per diluted common share, for the six months ended June 30, 2005. Included in net income for the three months and six months ended June 30, 2005 was income from discontinued operations of $1.9 million and $2.1 million, respectively. Other changes in net income are due to the factors discussed in the paragraph above with regard to income from continuing operations.

Consolidated revenues were $76.3 million for the three months ended June 30, 2006, an increase of $5.4 million, or 8%, from $70.9 million for the three months ended June 30, 2005. Consolidated revenues were $154.2 million for the six months ended June 30, 2006, an increase of $16.1 million, or 12%, from $138.1 million for the six months ended June 30, 2005. The increase in consolidated revenues is due to higher net premiums earned, primarily due to lower reinsurance ceded, higher net investment income and an increase in insurance management fees related to direct premiums written by PRI. The increase in net investment income primarily reflects the growth in our investment portfolio and a higher overall yield. Partially offsetting the growth in consolidated revenues for the six months ended June 30, 2006 was a decline in commission income at our insurance management segment.

Consolidated expenses were $62.8 million for the three months ended June 30, 2006, an increase of $4.5 million, or 8%, from $58.3 million for the three months ended June 30, 2005. Consolidated expenses were $126.5 million for the six months ended June 30, 2006, an increase of $10.9 million, or 9%, from $115.6 million for the six months ended June 30, 2005. The increase in consolidated expenses is primarily due to an increase in other underwriting expenses, which includes a $4.7 million pre-tax charge for a guarantee fund assessment related to the insolvency of the insurance subsidiaries of Poe Financial Group. No assessments were incurred during the three months and six months ended June 30, 2005. The elimination of cessions under the Hannover Re net account quota share agreement, effective June 30, 2004, also increased other underwriting expenses, as ceding commissions are no longer received in connection with the agreement. Insurance management expenses also increased as a result of additional infrastructure investments necessary to support growth in the segment in recent years. Higher interest expense for the three months and six months ended June 30, 2006 also contributed to the growth in consolidated expenses. Partially offsetting these increases for the three months ended June 30, 2006 were lower net losses and LAE, reflective of favorable claim trends.

 Form 10-Q: 21

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

	Three Months Ended			Six Months Ended
	June 30, 2006	Percentage Change	June 30, 2005	June 30, 2006	Percentage Change	June 30, 2005
Direct and assumed premiums written	$57,877	-14%	67,160	133,666	-12%	151,297
Net premiums written	$51,329	-12%	58,280	118,571	-10%	132,392

Net premiums earned	$55,940	4%	53,882	114,819	10%	104,076
Net investment income	8,242	32%	6,266	15,275	28%	11,918
Net realized investment (losses) gains	(14)	92%	(175)	170	536%	(39)
Other income	131	-9%	144	250	-18%	306
Intersegment revenues	(13)	-142%	31	(25)	-132%	77
Total revenues	64,286	7%	60,148	130,489	12%	116,338

Net losses and LAE	37,425	-9%	40,955	80,432	1%	79,526
Other underwriting expenses	14,769	112%	6,974	24,499	57%	15,606
Interest expense	1,061	26%	841	2,104	32%	1,596
Other expenses	1,357	-24%	1,797	3,163	-13%	3,651
Intersegment expenses	87	-58%	207	138	-47%	259
Total expenses	54,699	8%	50,774	110,336	10%	100,638

Income from continuing operations before income taxes	9,587	2%	9,374	20,153	28%	15,700
Less: Income tax expense	2,577	-7%	2,778	5,796	27%	4,558
Income from continuing operations	7,010	6%	6,596	14,357	29%	11,142
Discontinued operations (net of income taxes)	—	0%	—	—	0%	—
Net income	$7,010	6%	6,596	14,357	29%	11,142

Professional liability policyholders				13,513	-4%	14,016

Insurance segment net income increased for the three months and six months ended June 30, 2006 primarily due to higher revenues and lower net losses and LAE relative to net premiums earned. Offsetting the increases in insurance segment net income were higher other underwriting expenses and interest expense.

The decreases in direct and assumed premiums written and net premiums written for the three months and six months ended June 30, 2006 are primarily the result of a shift in business mix and a lower number of policyholders compared with the same period in the prior year.  The number of professional policyholders was 13,513 at June 30, 2006, down 4% from 14,016 at June 30, 2005.  The policyholder retention rate in our core Florida market was 94% for the first six months of 2006, a slight decrease from 95% for the first six months of 2005.  The decrease in direct and assumed premiums written also reflects our exit from fronting programs.

The following table shows the distribution of policy limits of our insured Florida physicians at our insurance segment.

As of June 30, 2006		As of June 30, 2005
Policy Limits of		Policy Limits of
$250,000 per loss or less	$500,000 per loss or less	$250,000 per loss or less	$500,000 per loss or less
64.4%	81.3%	64.4%	81.6%

Form 10-Q: 22

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

The increase in net premiums earned when contrasted with the decrease in net premiums written for the three months and six months ended June 30, 2006 reflects the inherent lag between when a policy is written and when the related premiums are ultimately earned. The increase in net premiums earned is primarily the result of the termination of cessions under the Hannover Re net account quota share agreement, under which ceded earned premiums were $2.3 million and $8.7 million for the three months and six months ended June 30, 2005, respectively.

Investment revenues, which are comprised of net investment income and net realized investment (losses) gains, increased to $8.2 million and $15.4 million for the three months and six months ended June 30, 2006 from $6.1 million and $11.9 million for the same periods in 2005. Net investment income increased primarily as a result of growth in our investment portfolio corresponding with increases in our insurance business in recent years and a higher overall yield. Net realized investment (losses) gains are closely tied to the financial markets and will vary depending on our cash needs and the management of our investment portfolio.

Net losses and LAE incurred decreased approximately 9% for the three months ended June 30, 2006 compared to the same period in 2005. Our loss ratio (defined as the ratio of net losses and LAE incurred to net premiums earned) decreased to 67% for the three months ended June 30, 2006 compared to 76% for the same period in 2005 and reflects favorable claims trends, mainly stable severity and lower numbers of newly reported claims and incidents. Our net losses and LAE incurred for the six months ended June 30, 2006 remained relatively flat, while our loss ratio improved to 70% for the six months ended June 30, 2006 compared to 76% for the same period in 2005. Our lower loss ratios reflect favorable loss experience, including a significant reduction in reported claims and incidents.

Form 10-Q: 23

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Selected direct professional liability claim data is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2006	Percentage Change	June 30, 2005	June 30, 2006	Percentage Change	June 30, 2005
Net Paid Losses and LAE on Professional Liability Claims:(1)
Net paid losses on professional liability claims	$11,772	-34%	17,703	25,375	-11%	28,619
Net paid LAE on professional liability claims	12,545	-4%	13,117	25,165	5%	23,963
Total net paid losses and LAE on professional liability claims	$24,317	-21%	30,820	50,540	-4%	52,582

Total professional liability claims with indemnity payment	71	-33%	106	150	-18%	184

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	217	5%	207	439	18%	372
Total professional liability incidents closed without indemnity payment	260	6%	245	509	-8%	554
Total professional liability claims and incidents closed without indemnity payment	477	6%	452	948	2%	926

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	158	-31%	228	382	-19%	470
Total professional liability incidents reported during the period	225	-12%	257	470	-11%	530
Total professional liability claims and incidents reported during the period	383	-21%	485	852	-15%	1,000

Total professional liability claims and incidents that remained open				4,348	-15%	5,091

(1)
For the purpose of period over period comparisons, net paid losses and LAE do not take into account $10.2 million received in connection with the American Professional Assurance, Ltd. ceded reinsurance commutation during the second quarter of 2005, which would be reflected as a reduction to reported net paid losses and LAE.

Form 10-Q: 24

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Selected direct professional liability insurance claims data
The decrease in net paid losses and LAE for the three months and six months ended June 30, 2006 compared with the same period in 2005 is primarily due to a lower number of claims with an indemnity payment, offset to some extent by lower reinsurance recoveries under the Hannover Re net account quota share agreement on claims paid in 2006. The number of reported claims and incidents for the three months and six months was down 21% and 15%, respectively, compared to the same periods in 2005 and reflects the continued trend of lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003. The number of professional liability claims with indemnity payment (“CWIP”) decreased 33% and 18%, respectively, for the three months and six months ended June 30, 2006 compared to the same periods in 2005. This, along with higher number of claims closed without an indemnity payment resulted in a decrease in the percentage of CWIP to all claims and incidents closed for the six months ended June 30, 2006 compared to the same period in 2005. Our inventory of open claims and incidents declined further during the first six months of 2006, which follows declines in the number of claims and incidents reported in 2006. It is not unusual for our claims data to fluctuate from period to period. Excluding lower than expected reported claims and incidents, the data remains within our expectations.

Other underwriting expenses for the three months and six months ended June 30, 2006 increased primarily due to a guarantee fund assessment of $4.7 million related to the insolvency of the insurance subsidiaries of Poe Financial Group, a decrease in ceding commissions resulting from the termination of the Hannover Re net account quota share agreement and lower fronting fees, net of related expenses, due to the exit from fronting programs. In addition, during the three months ended June 30, 2005, we received return management fees of $1.7 million as a result of a litigation settlement, which did not recur during 2006. Finally, share-based compensation increased $0.4 million and $0.9 million, for the three months and six months ended June 30, 2006, respectively, which includes share-based compensation of $0.3 million and $0.5 million for the three months and six months ended June 30, 2006, respectively, as a result of adopting FAS 123(R), effective January 1, 2006. For the three months and six months ended June 30, 2006, our expense ratio was 26% and 21%, respectively, compared to 13% and 15% for the same periods in 2005. Excluding the impact of the guarantee fund assessment and the non-recurring return management fee, our expense ratio for the three months and six months ended June 30, 2006 was nearly unchanged compared to the same periods in 2005.

The increase in interest expense was due to increases in the three-month LIBOR, which is the base rate used to determine the interest on our long-term debt. The interest rates on our long-term debt ranged from 9.00% to 9.43% as of June 30, 2006. However, the hedging instruments that we have in place with maturity dates in 2008 essentially limited the maximum floating rate interest cost at 8.6% for those long-term debt arrangements where the interest rate was higher. The amortization of the initial cost of the hedging agreements also contributed to the increase in interest expense.

Other expenses are comprised primarily of finance charges associated with funds withheld under the Hannover Re net account quota share agreement, which were $1.3 million and $2.7 million for the three months and six months ended June 30, 2006, respectively, compared to $1.7 million and $3.5 million for the three months and six months ended June 30, 2005, respectively. The decrease in these finance charges corresponds with the decrease in the amount of funds withheld for business ceded under the agreement as we exercised our option to terminate future cessions as of June 30, 2004.

Form 10-Q: 25

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Income tax expense decreased for the three months ended June 30, 2006 while increasing for the six months ended June 30, 2006. Income tax expense for the three months ended June 30, 2006 includes a reduction of an income tax contingency for state income taxes that was settled for less than the amount originally estimated. Excluding the reduction of the income tax contingency, income tax expense for the three months and six months ended June 30, 2006 increased as a result of higher income from continuing operations before income taxes. During 2005, we reached a settlement with the IRS with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001. The settlement was approved by the Congressional Joint Committee on Taxation during the first quarter of 2006. We had previously accrued for income tax liabilities related to the examination, and consequently there was no income tax impact to our consolidated financial statements as a result of the settlement. Our income tax returns for the years subsequent to December 31, 2001 have not been examined by the IRS and remain open under the statute of limitations. In July 2006, we were notified by the IRS of its intent to audit our 2004 tax return.

Hannover Re net account quota share agreement
The results of our insurance segment include the effects of the net account quota share agreement with the Hannover Re companies. Cessions under the agreement ceased on June 30, 2004. Amounts ceded under the agreement are summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2006	Percentage Change	June 30, 2005	June 30, 2006	Percentage Change	June 30, 2005
Ceded premiums written	$—	-100%	134	—	-100%	320

Ceded premiums earned	—	100%	(2,319)	—	100%	(8,713)
Ceded losses and LAE incurred	—	-100%	1,603	—	-100%	6,093
Ceded other underwriting expenses	—	-100%	815	—	-100%	3,010
Net increase in underwriting margin	—	-100%	99	—	-100%	390

Other expenses	(1,337)	23%	(1,729)	(2,738)	22%	(3,518)

Net decrease in income from continuing operations before income taxes	(1,337)	18%	(1,630)	(2,738)	12%	(3,128)

Net decrease in net income	$(821)	18%	(1,001)	(1,682)	12%	(1,921)

Form 10-Q: 26

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Insurance Management Segment Results and Selected Other Information

Our insurance management segment is made up primarily of our subsidiaries that provide insurance management services to reciprocal insurers operating in New York and Pennsylvania. For additional information concerning risks and uncertainties with respect to our subsidiary, AFP, and its relationship with PRI, see Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Financial data for the insurance management segment is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2006	Percentage Change	June 30, 2005	June 30, 2006	Percentage Change	June 30, 2005
Insurance management fees	$11,404	11%	10,294	22,685	10%	20,568
Net investment income	89	78%	50	163	58%	103
Commission income	503	12%	449	845	-24%	1,114
Other income	20	-29%	28	41	-27%	56
Intersegment revenues	100	-54%	219	163	-43%	284
Total revenues	12,116	10%	11,040	23,897	8%	22,125

Insurance management expenses	8,184	6%	7,737	16,341	8%	15,136
Other expenses	4	-86%	28	9	-84%	56
Total expenses	8,188	5%	7,765	16,350	8%	15,192

Income from continuing operations before income taxes and minority interest	3,928	20%	3,275	7,547	9%	6,933
Less: Income tax expense	1,700	13%	1,505	3,185	5%	3,022
Income from continuing operations before minority interest	2,228	26%	1,770	4,362	12%	3,911
Minority interest loss on consolidated subsidiary	(117)	-58%	(74)	(113)	-57%	(72)
Income from continuing operations	2,345	27%	1,844	4,475	12%	3,983
Discontinued operations (net of income taxes)	—	0%	—	—	0%	—
Net income	$2,345	27%	1,844	4,475	12%	3,983

Insurance management net income increased 27% and 12% for the three months and six months ended June 30, 2006, respectively, compared to the same periods in 2005 mainly as a result of higher insurance management fees offset to a certain degree by an increase in insurance management expenses. Our insurance management profit, which is calculated as insurance management fees less insurance management expenses, increased to $3.2 million and $6.3 million for the three months and six months ended June 30, 2006, respectively, from $2.6 million and $5.4 million from the same periods in 2005.

Insurance management fees earned by the insurance management segment are entirely comprised of management fees from PRI and Pennsylvania Physicians Reciprocal Insurers (“PaPRI”). We receive a management fee equal to 13% of PRI’s direct premiums written and a management fee equal to 21% of PaPRI’s direct premiums written. As such, changes in the direct premiums written by PRI and PaPRI result in corresponding changes in management fees earned by our insurance management segment. The increase in insurance management fees is due to an increase in premiums written by PRI. The NYSID granted a 7% and a 9% rate increase to PRI effective July 1, 2005 and 2006, respectively.

Commission income was relatively flat for the three months ended June 30, 2006 but declined for the six months ended June 30, 2006 due to decreases in brokerage commissions earned by the segment for the placement of reinsurance, which reflects reduced reinsurance needs at PRI. The need for reinsurance and the terms and conditions of the reinsurance agreements of PRI and our insurance subsidiaries are reviewed on an annual basis, which can result in fluctuations in the amount of commission income earned from period to period.

Form 10-Q: 27

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Insurance management expenses increased as a result of additional infrastructure investments, mainly salaries and benefits related to staffing additions, necessary to support growth in the segment in recent years.

Discontinued TPA Segment Results

Our TPA segment was comprised of our former wholly owned subsidiary, EMI. On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005.  A pre-tax gain of $0.4 million was recognized on the sale. On May 31, 2005, the remaining TPA segment operations were sold to a private investor. A pre-tax gain of $1.0 million was recognized on the sale. The results of operations and gain on sale of the former TPA segment are reported as discontinued operations. See Note 10, Discontinued Operations, to the accompanying consolidated financial statements for additional information about the sale of our TPA segment. Financial data for the TPA segment is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Six Months Ended
	June 30, 2006	Percentage Change	June 30, 2005	June 30, 2006	Percentage Change	June 30, 2005
Income from continuing operations	$—	0%	—	—	0%	—

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	-100%	180	—	-100%	369
Gain on discontinued operations (net of income taxes)	—	-100%	1,733	—	-100%	1,733
Discontinued operations	—	-100%	1,913	—	-100%	2,102

Net income	$—	-100%	1,913	—	-100%	2,102

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

Form 10-Q: 28

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements. As reported in the condensed consolidated statement of cash flows, net cash provided by operating activities was $36.3 million for the six months ended June 30, 2006, a decrease of $25.0 million, or 41%, from $61.3 million for the six months ended June 30, 2005. The decrease in net cash provided by operating activities is primarily attributable to the American Professional Assurance, Ltd. ceded reinsurance commutation during the second quarter of 2005 under which we received $10.2 million and a decline in collected net premiums written during the six months ended June 30, 2006 compared to the same period in 2005.  Also, cash collections by our insurance management segment of management fees from PRI during the six months ended June 30, 2006 were lower compared with the same period in 2005.

Net cash provided by investing activities was $39.0 million for the six months ended June 30, 2006. Net cash used in investing activities was $52.2 million for the six months ended June 30, 2005. The changes in net cash provided by or used in investing activities are due primarily to transactions involving fixed maturity securities, including short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio. Net proceeds of fixed maturity securities, including short-term investments, were $39.6 million for the six months ended June 30, 2006, compared with net purchases of fixed maturity securities, including short-term investments, of $54.9 million for the six months ended June 30, 2005.

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2006. Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2005. The net cash used in financing activities for the six months ended June 30, 2006 was primarily due to the repurchase of common shares under our stock repurchase program, which totaled $9.1 million. During the six months ended June 30, 2005, we issued common shares and did not make any repurchases. Net cash used in financing activities for the six months ended June 30, 2006 also includes $2.2 million for excess tax benefits from share-based compensation as a result of the adoption of FAS 123(R), effective January 1, 2006.

As of June 30, 2006, we had cash and investments of $808.6 million. Included within cash and investments were cash and cash equivalents of $175.7 million and short-term investments and fixed maturity securities, available for sale, with a fair value of approximately $41.4 million and $37.3 million, respectively, with scheduled maturities during the next 12 months.

Both internal and external forces influence our financial condition, results of operations and cash flows. Claims settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. We believe that our cash and investments as of June 30, 2006, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions. We have accessed the debt market from time to time. The following table summarizes the components of our capital resources as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005
Long-term debt	$46,083	46,083
Shareholders' equity	$261,102	249,590
Ratio of debt to total capitalization	15.0%	15.6%

Form 10-Q: 29

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Long-term debt
As our business has grown, so has our need for capital to support our operations and maintain our ratings. In recent years, we have taken actions to obtain additional capital for general corporate purposes, including supporting growth at our insurance subsidiaries. During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30 year trust-preferred securities for which the proceeds from such issuances, together with cash previously contributed to the trusts, were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. The debentures that we issued to the three trusts, which are reported as long-term debt in the consolidated statements of financial position, are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another. In accordance with the guidance given in FASB Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts.

The securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 9.00% to 9.43% as of June 30, 2006). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased interest rate collars designed to maintain the ultimate floating interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust-preferred securities at par or its equivalent beginning five years from closing. The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of 30 years and are due in May and October 2033.

Other Significant Financial Position Accounts
Due from reinsurers on unpaid losses was $277.4 million as of June 30, 2006, a decrease of $26.4 million, or 9.0%, from $303.8 million as of December 31, 2005. The decrease is primarily due to a decrease of $12.9 million in ceded loss and LAE reserves under the Hannover Re net account quota share agreement as a result of the termination of further cessions under the agreement as of June 30, 2004. Ceded loss and LAE reserves under one of our former fronting programs also decreased $9.0 million.

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. At June 30, 2006 our receivable from reinsurers was $305.1 million. We have not experienced any difficulties in collecting amounts from reinsurers due to the financial condition of the reinsurers. Should future events lead us to believe that any reinsurer is unable to meet its obligation, adjustments to the amounts recoverable would be reflected in the results of current operations. We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.

Reinsurance payable was $93.0 million as of June 30, 2006, a decrease of $11.6 million, or 11%, from $104.6 million as of December 31, 2005. The decrease is primarily the result of a reduction in the funds withheld balance under the Hannover Re net account quota share agreement.

Form 10-Q: 30

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Paid in advance and unprocessed premiums were $11.0 million as of June 30, 2006, a decrease of $3.5 million, or 24%, from $14.5 million as of December 31, 2005. The decrease reflects the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with the largest number of policies being renewed on January 1. As a result, paid in advance and unprocessed premiums are expected to be higher as of December 31 of each year.

Other liabilities were $53.9 million as of June 30, 2006, an increase of $12.2 million, or 29%, from $41.7 million as of December 31, 2005. The increase is primarily the result of amounts payable to investment brokers for investment sales initiated but not settled prior to June 30, 2006 and a guarantee fund assessment of $4.7 million related to the insolvency of the insurance subsidiaries of Poe Financial Group. These increases were offset by declines in salary and benefit related payables.

Contractual Obligations and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements. These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; (3) a contingent liability under an amendment made to our management agreement with PRI, effective January 1, 2002; (4) employee benefit plans; (5) two irrevocable letters of credit issued in favor of the lessor under operating leases; and (6) a contractual liability related to the sale of our former TPA segment. We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of June 30, 2006 that would give rise to previously undisclosed market, credit or financing risk. There have been no significant changes in our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures
      (a)  Disclosure Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of June 30, 2006 by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Form 10-Q: 31

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

      (b)  Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2006 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may also become involved in legal actions not involving claims under our insurance policies from time to time. We have evaluated such exposures as of June 30, 2006, and in all cases, believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have evaluated such exposures as of June 30, 2006, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated results of operations and financial condition.

Form 10-Q: 32

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Item 1A.	Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

1. The risk factor “Our insurance management segment is dependent upon a single major customer for substantially all of its revenue” has been updated to read as follows:

Our insurance management segment is dependent upon a single major customer for substantially all of its revenue.
Our insurance management segment is dependent upon PRI and its affiliate, PaPRI, for substantially all of its revenue. PRI and AFP operate under New York State law and are subject to regulation by the New York State Insurance Department (“NYSID”). PaPRI and Physicians Reciprocal Managers, Inc. (“PRM”) operate under Pennsylvania State law and are subject to regulation by the Pennsylvania Insurance Department. Although New York is the largest MPL market in the United States based on premium volume, the market is largely comprised of two main competitors, which provide approximately 80% of the direct business written according to the NYSID. Based on 2005 data from A.M. Best, PRI, the insurance reciprocal we manage, is the twelfth largest writer of MPL insurance in the United States and the second largest writer in New York.

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

Our insurance management segment allows us to participate in the unique New York MPL insurance market, where the regulatory focus for rate setting is to promote access and affordability. The NYSL has not adopted the risk based capital (“RBC”) rules promulgated by the National Association of Insurance Commissioners (“NAIC”) in effect for most other states. If the NAIC RBC requirements were in effect in New York, PRI’s level of surplus would not satisfy them.

In the New York MPL insurance market, premium rates for physicians and surgeons are mandated by the NYSID. PRI’s rate filings are determined on a discounted basis and until 2003, New York MPL insurance carriers, including PRI, had not been granted a rate increase since 1997. Between 2003 and 2005, PRI was granted annual rate increases of between 7% and 8%. Effective July 1, 2006, PRI was granted a 9% rate increase. Under New York law, the NYSID also has the statutory authority to implement a surcharge on the established rates if necessary to satisfy a projected premium deficiency for one or more prior years. The amount of the surcharge to be imposed and collected is subject to certain annual limitations.

The insurance laws of New York contain various protective provisions for MPL carriers to balance the inherent unfairness of a possible situation where rates established by the NYSID are not sufficient, and results in MPL insurance carriers experiencing additional financial pressure.  For example, the laws place limitations on the authority of the NYSID to seek an order of rehabilitation for an MPL insurance carrier due to financial difficulties caused by inadequate rates.  The NYSID also generally can not limit the writings of MPL insurance carriers based on surplus levels. By their terms, these protective provisions sunset at a specified future date after their adoption, subject to their renewal by the NYSL. The current term of these protective provisions runs through July 1, 2007.

Form 10-Q: 33

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

    New York also has a mechanism in place to provide coverage to health care providers unable to obtain insurance in the voluntary market, known as the Medical Malpractice Insurance Pool of New York (“MMIP”).  Writers of MPL insurance in New York are required to participate in the results of the MMIP in proportion to their share of the voluntary market in terms of premiums. The MMIP has been unprofitable since its inception in June 2000 and these losses have placed additional financial pressure on participating carriers, including PRI.  Members of the MMIP continue to pursue legislative changes to its structure and effective rate increases for its insureds. Effective July 1, 2006, the NYSID granted a 12% rate increase for policyholders of the MMIP. Because of the regulatory structure in New York, PRI’s financial strength is directly related to the level of rate increases granted by the NYSID and the success of initiatives to address the burden of the MMIP.  Without such measures, the financial strength of carriers in New York could be under increased pressure.

Although PRI has operated in this environment for over twenty years, any adverse change in PRI’s business or operating environment, such as legislative changes, inadequate rates being established by the NYSID over a prolonged period, adverse financial performance, other actions that would limit or restrict PRI’s ability to write or renew insurance policies, or the loss by PRI of a major client would have an adverse affect on AFP. Similarly, the loss of PRI as a client would have a material adverse affect on our insurance management business. In addition, all of PRM’s revenues are generated from its management agreement with PaPRI. Any adverse change that causes a reduction in PaPRI’s written premiums would have a significant adverse effect on the amount of management fees earned by PRM. PRM is also dependent on the existence of its parent, AFP.

2. We have added the following risk factor to those risks and uncertainties that may affect our business:

We are subject to assessment by state financial guaranty associations.
State insurance guaranty associations or other insurance regulatory bodies may assess us, generally on the basis of insurance written in their states, for the purposes of funding the unpaid claims and policyholder benefits of insolvent insurers or for catastrophes in their states. In June 2006, we were assessed $4.7 million at the request of the Florida Insurance Guaranty Association with respect to the insolvency of the insurance subsidiaries of Poe Financial Group resulting primarily from losses sustained in the 2004 and 2005 hurricane seasons. As allowed by Florida law, the assessment on our subsidiaries will be included as a factor in our next rate filing, which is likely to occur before year-end. There can be no assurance that we will not be subject to additional assessments with respect to the Poe Insurance Group insolvencies. Such additional assessments, or assessments related to other property and casualty insurers that may become insolvent as a result of hurricane activity or otherwise, could adversely impact our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the second quarter of 2006.

Stock Repurchase Plan
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

Form 10-Q: 34

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

The following table summarizes our common stock repurchases for the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month
April 1-30, 2006	—	$—	—	194,732
May 1-31, 2006	50,000	$37.74	50,000	144,732
June 1-30, 2006	100,000	$37.01	100,000	44,732

On July 21, 2006, our Board of Directors increased the maximum number of shares that may be repurchased under our stock repurchase program by 500,000 shares and extended the program through December 31, 2008. A total of 544,732 shares remain available under our stock repurchase program.

Item 3.	Defaults Upon Senior Securities- Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders (the “Meeting”) was held on June 14, 2006. At the Meeting, the following directors were elected by the votes shown:

	Votes For	Votes Withheld
Richard J. Bagby, M.D.	8,325,525	412,931
Robert O. Baratta, M.D.	8,580,650	157,806
John R. Byers	7,795,492	942,964
Terence P. McCoy, M.D.	8,582,709	155,747

The terms of the following incumbent directors also continued after the Meeting:

John K. Anderson, Jr.	Joan D. Ruffier
M.C. Harden, III	Guy T. Selander, M.D.
Kenneth M. Kirschner	David M. Shapiro, M.D.
John G. Rich

Item 5.	Other Information
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

Form 10-Q: 35

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2006
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 36

Table of Contents	FPIC Insurance Group, Inc. and Subsidiaries

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q

Exhibit	Description
12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.