Form 10-Q
period 2006-09-30
FPIC INSURANCE GROUP INC
filed 2006-11-08
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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

As of November 1, 2006, there were 10,433,547 shares of the Registrant’s Common Stock, $.10 Par Value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

Part I
FINANCIAL INFORMATION
Item 1.	Financial Statements
FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position
(In thousands, except common share data)
	As of
	September 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available for sale, at fair value	$623,356	617,716
Short-term investments, at fair value	29,361	46,608
Other invested assets	6,252	6,785
Total investments (Note 7)	658,969	671,109

Cash and cash equivalents	167,788	92,970
Premiums receivable (net of an allowance of $400 at September 30, 2006 and December 31, 2005) (Note 5)	96,764	94,847
Accrued investment income	7,947	8,813
Reinsurance recoverable on paid losses	15,327	14,586
Due from reinsurers on unpaid losses and advance premiums (Note 5)	261,074	303,847
Ceded unearned premiums	13,419	14,062
Deferred policy acquisition costs (Note 5)	15,263	14,550
Deferred income taxes	30,218	29,828
Goodwill	10,833	10,833
Other assets (Note 5)	51,912	13,225
Assets of discontinued operations	—	39,871
Total assets	$1,329,514	1,308,541

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses (Note 5)	$664,150	663,466
Unearned premiums (Note 5)	196,478	188,690
Reinsurance payable (Note 5)	92,273	104,577
Paid in advance and unprocessed premiums	6,950	14,468
Total policy liabilities and accruals	959,851	971,201

Long-term debt	46,083	46,083
Other liabilities (Note 5)	32,141	33,047
Liabilities of discontinued operations	—	8,620
Total liabilities	1,038,075	1,058,951

Commitments and contingencies (Note 9)

Common stock, $0.10 par value, 50,000,000 shares authorized; 10,433,547 and 10,339,105 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,043	1,034
Additional paid-in capital	51,816	53,627
Unearned compensation	—	(1,742)
Retained earnings	243,060	200,902
Accumulated other comprehensive loss, net	(4,480)	(4,231)
Total shareholders' equity	291,439	249,590
Total liabilities and shareholders' equity	$1,329,514	1,308,541

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income
(In thousands, except earnings per common share)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
Net premiums earned (Note 5)	$57,275	57,981	172,094	162,058
Net investment income	8,120	6,223	23,394	18,141
Net realized investment (losses) gains (Note 7)	(58)	(139)	112	(179)
Other income	131	181	382	487
Total revenues	65,468	64,246	195,982	180,507

Expenses
Net losses and loss adjustment expenses (Note 5)	40,149	42,014	120,581	121,540
Other underwriting expenses (Note 5)	10,558	10,074	35,057	25,680
Interest expense	1,088	898	3,192	2,494
Other expenses (Note 5)	1,272	1,675	4,435	5,327
Total expenses	53,067	54,661	163,265	155,041

Income from continuing operations before income taxes	12,401	9,585	32,717	25,466
Less: Income taxes	3,813	2,767	9,609	7,325
Income from continuing operations	8,588	6,818	23,108	18,141

Discontinued Operations
Income from discontinued operations (net of income taxes) (Note 5)	2,289	1,772	6,601	5,841
Gain on disposal of discontinued operations (net of income taxes)	12,449	—	12,449	1,733
Discontinued operations	14,738	1,772	19,050	7,574

Net income	$23,326	8,590	42,158	25,715

Basic earnings per common share:
Income from continuing operations	$0.83	0.67	2.24	1.78
Discontinued operations	1.43	0.17	1.85	0.74
Basic earnings per common share	$2.26	0.84	4.09	2.52
Basic weighted average common shares outstanding	10,321	10,278	10,304	10,194

Diluted earnings per common share:
Income from continuing operations	$0.80	0.63	2.15	1.69
Discontinued operations	1.38	0.17	1.77	0.71
Diluted earnings per common share	$2.18	0.80	3.92	2.40
Diluted weighted average common shares outstanding	10,711	10,783	10,747	10,704

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity
(In thousands)

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Total
Balances at December 31, 2005	10,339	$1,034	53,627	(1,742)	200,902	(4,231)	249,590

Net income	—	—	—	—	42,158	—	42,158
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(285)	(285)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	36	36
Comprehensive income							41,909

Restricted stock	35	3	(913)	1,742	—	—	832
Issuance of shares	336	34	5,249	—	—	—	5,283
Repurchase of shares	(277)	(28)	(9,591)	—	—	—	(9,619)
Share-based compensation	—	—	837	—	—	—	837
Income tax reductions relating to exercise of stock options	—	—	2,607	—	—	—	2,607
Balances at September 30, 2006	10,434	$1,043	51,816	—	243,060	(4,480)	291,439

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income (Loss), Net	Total
Balances at December 31, 2004	10,070	$1,007	47,871	—	165,880	2,362	217,120

Net income	—	—	—	—	25,715	—	25,715
Minimum pension liability adjustment, net	—	—	—	—	—	392	392
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(5,484)	(5,484)
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(1)	(1)
Comprehensive income							20,622

Restricted stock	77	8	2,341	(1,919)	—	—	430
Issuance of shares	226	22	3,425	—	—	—	3,447
Income tax reductions relating to exercise of stock options	—	—	828	—	—	—	828
Balances at September 30, 2005	10,372	$1,037	54,465	(1,919)	191,595	(2,731)	242,447

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 3

FPIC Insurance Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Net cash provided by operating activities	$61,023	71,194

Cash Flows from Investing Activities:
Proceeds from sales of fixed maturities, available for sale	34,019	297,413
Proceeds from maturity of fixed maturities, available for sale	38,425	2,993
Purchases of fixed maturities, available for sale	(84,182)	(383,148)
Proceeds from maturity of short-term investments	46,994	12,300
Purchases of short-term investments	(30,095)	(60,713)
Proceeds from sales of other invested assets	—	434
Purchases of real estate investments	(45)	(220)
Proceeds from disposition of subsidiary	—	3,928
Proceeds from sales of property and equipment	1	2
Purchases of property and equipment	(107)	(1,108)
Net cash provided by (used in) investing activities	5,010	(128,119)

Cash Flows from Financing Activities:
Issuance of common stock	5,283	3,447
Repurchase of common stock	(9,330)	—
Excess tax benefits from share-based compensation	2,584	—
Net cash (used in) provided by financing activities	(1,463)	3,447

Discontinued Operations
Net cash provided by operating activities	6,958	10,931
Net cash used in investing activities	(785)	(1,832)
Net cash provided by financing activities	—	—
Net cash provided by discontinued operations	6,173	9,099

Net increase (decrease) in cash and cash equivalents	70,743	(44,379)
Cash and cash equivalents at beginning of period	102,694	128,250
Cash and cash equivalents at end of period	173,437	83,871
Less cash and cash equivalents of discontinued operations at end of period	5,649	9,449
Cash and cash equivalents at end of period	$167,788	74,422

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 4

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

1.	Organization and Basis of Presentation
The accompanying consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries. Prior to September 29, 2006, we operated in two segments, insurance and insurance management, and our subsidiaries included the following:

Insurance Segment:
•	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
•	FPIC Insurance Agency, Inc. (“FPIC Agency”), a wholly owned subsidiary of FPIC
•	First Professionals Insurance Company, Inc. (“First Professionals”), a wholly owned subsidiary of FPIC
•	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
•	Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
•	Interlex Insurance Company (“Interlex”), a wholly owned subsidiary of Intermed
•	Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	Trout Insurance Services, Inc., a wholly owned subsidiary of Intermed
•	FPIC Services, Inc., a wholly owned subsidiary of FPIC

Insurance Management Segment:
•	Administrators For The Professions, Inc. (“AFP”), a wholly owned subsidiary of FPIC
•	FPIC Intermediaries, Inc. (“FPIC Intermediaries”), a wholly owned subsidiary of AFP
•	Group Data Corporation, a wholly owned subsidiary of AFP
•	Physicians Reciprocal Managers, Inc. (“PRM”), a wholly owned subsidiary of AFP
•	Professional Medical Administrators, LLC (“PMA”), 80% owned by FPIC

In connection with the sale of our insurance management operations on September 29, 2006 (see Note 10, Discontinued Operations), we currently operate in a single segment.

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

Form 10-Q: 5

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

1.	Organization and Basis of Presentation (continued)
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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). The standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and therefore does not require any new fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the impact on our financial statements of adopting FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires employers to recognize an asset or liability for the over-funded or under-funded status of the plan, which represents the difference between the projected benefit obligation and the fair value of plan assets, if any. FAS 158 also requires employers to record all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net periodic benefit cost pursuant to the current recognition and amortization provisions of FAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Finally, FAS 158 requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. Except for the measurement date requirement, FAS 158 will be effective for fiscal years ending after December 15, 2006. The measurement date requirement will be effective for fiscal years ending after December 15, 2008. Based on preliminary estimates, we will recognize a reduction of approximately $2.3 million, net of income taxes, in consolidated shareholders’ equity as a result of adopting the standard. Our estimate is based on our 2005 actuarial report and excludes the pension plan associated with our former insurance management operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 will not have a material impact on our consolidated financial statements.

Form 10-Q: 6

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

2.	Share-Based Compensation Plans
We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).

The Omnibus Plan:
Under the Omnibus Plan, we may issue stock options (both non-qualified stock options and incentive stock options), contingent stock, and restricted stock and stock appreciation rights upon approval by the Compensation Committee of the Board of Directors. Previous awards made under the Omnibus Plan have consisted only of stock options and restricted stock. The exercise price of a stock option may generally not be less than 100% of the fair market value of the underlying shares on the date of grant. Restricted stock becomes unrestricted as the awards vest. Awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards. Under the plan, individuals who receive a restricted stock award are permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability. Awards are generally made annually.

The Director Plan:
Under the Director Plan, we may issue non-qualified stock options, contingent stock, restricted stock, and stock appreciation rights upon approval by the Board of Directors. Stock option grants made under the Director Plan are at a price not less than 100% of the fair market value of the underlying stock on the grant date. Shares of restricted stock become unrestricted as the awards vest.

The Board of Directors has authorized annual awards pursuant to the Director Plan to each nonemployee member of the Board of Directors, as of the date of the annual shareholders meeting, of 1,000 shares of restricted stock, which will fully vest on the first anniversary of the date of grant, which represents the requisite service period for such awards. In June 2005 and 2006, awards of 1,000 shares of restricted stock were also made to each nonemployee director of our First Professionals subsidiary who was not a member of our Board of Directors.

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

The following table presents the number of shares authorized for future issuance in connection with our share-based compensation plans.

	As of
	September 30,	December 31,
	2006	2005
The Omnibus Plan	712,482	728,002
The Director Plan	232,801	239,801
The ESPP	86,977	86,977
Shares authorized for issuance	1,032,260	1,054,780

Form 10-Q: 7

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

2.	Share-Based Compensation Plans (continued)
Accounting for Share-Based Payments:
In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“FAS 123(R)”), which is a revision of FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and its related implementation guidance. On January 1, 2006, we adopted the provisions of FAS 123(R) using the modified prospective method. Prior period financial statements have not been restated to reflect fair value share-based compensation expense. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the nine months ended September 30, 2006, we recorded additional financing cash flows of $2,584 as a result of adopting FAS 123(R).

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

Form 10-Q: 8

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

2.	Share-Based Compensation Plans (continued)

	For the Nine Months Ended
Assumptions Related to Stock Option Awards:	September 30, 2006	September 30, 2005
Expected volatility	60.00%	67.11%
Expected dividends	—	—
Expected term	5.3 years	5.0 years
Risk-free rate	4.28%	3.68%

For the Nine Months Ended
Assumptions Related to ESPP Awards:	September 30, 2006
Expected volatility	29.00%
Expected dividends	—
Expected term	1.0 year
Risk-free rate	4.33%

The following table shows comparative net income had share-based compensation expense been recognized in our financial statements under previous accounting guidance for the three months and nine months ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Reported net income	$23,326	8,590	42,158	25,715
Share-based compensation expense determined under the fair value based method, net of income taxes	—	(282)	—	(907)
Comparative net income	$23,326	8,308	42,158	24,808

Basic earnings per common share as reported	$2.26	0.84	4.09	2.52
Basic earnings per common share comparative	$2.26	0.80	4.09	2.43
Basic weighted-average common shares outstanding	10,321	10,278	10,304	10,194

Diluted earnings per common share as reported	$2.18	0.80	3.92	2.40
Diluted earnings per common share comparative	$2.18	0.77	3.92	2.32
Diluted weighted-average common shares outstanding	10,711	10,783	10,747	10,704

Reported share-based compensation for all plans was classified as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Other underwriting expenses	$573	189	1,662	373
Discontinued operations	(242)	21	7	57
Total share−based compensation	331	210	1,669	430
Income tax benefit	(128)	(81)	(644)	(166)
Net share−based compensation	$203	129	1,025	264

    Net share-based compensation resulted in a $0.02 and $0.10 impact on basic and diluted earnings per common share for the three months and nine months ended September 30, 2006, respectively.

Form 10-Q: 9

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

2.	Share-Based Compensation Plans (continued)
The following table presents the status of, and changes in, stock options as of September 30, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value
Stock Options:
Outstanding, January 1, 2006	1,258,474	$17.90
Granted	38,605	35.27
Exercised	(302,743)	13.83
Forfeited	(51,493)	31.26
Outstanding, September 30, 2006	942,843	$19.19	4.8	$19,463

Exercisable at September 30, 2006	828,354	$17.93	4.3	$18,172

      The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $19.93 and $17.86, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $7,084 and $3,307, respectively.

The following table presents the status of, and changes in, restricted stock as of September 30, 2006.

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value
Restricted Stock:
Nonvested, January 1, 2006	76,519	$31.04
Granted	55,115	35.58
Vested	(23,856)	30.22
Forfeited	(19,707)	33.13
Nonvested, September 30, 2006	88,071	$33.63	1.8	$3,488

As of September 30, 2006, there was $2,824 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our various plans. That cost is expected to be recognized over a weighted-average period of 1.73 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $1,459. Cash received from option and stock exercises under all share-based arrangements during the nine months ended September 30, 2006 was $4,645. The actual tax benefit realized for tax deductions from stock option exercises and the vesting of restricted stock totaled $2,607 for the nine months ended September 30, 2006.

Form 10-Q: 10

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

3.	Segment Information
Prior to September 29, 2006, when we sold our insurance management operations (see Note 10, Discontinued Operations), we operated in two segments: insurance and insurance management. As a result of this sale, we currently operate in a single segment.

4.	Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to our basic and diluted earnings per common share are shown below.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income from continuing operations	$8,588	6,818	23,108	18,141
Discontinued operations	14,738	1,772	19,050	7,574
Net income	$23,326	8,590	42,158	25,715

Basic Earnings per Common Share:
Income from continuing operations	$0.83	0.67	2.24	1.78
Discontinued operations	1.43	0.17	1.85	0.74
Basic earnings per common share	$2.26	0.84	4.09	2.52

Diluted Earnings per Common Share:
Income from continuing operations	$0.80	0.63	2.15	1.69
Discontinued operations	1.38	0.17	1.77	0.71
Diluted earnings per common share	$2.18	0.80	3.92	2.40

Basic weighted-average shares outstanding	10,321	10,278	10,304	10,194
Common stock equivalents (1), (2)	390	505	443	510
Diluted weighted-average shares outstanding	10,711	10,783	10,747	10,704

(1)
Outstanding stock options totaling 98,440 and 119,333 for the three months and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were antidilutive.

(2)
Outstanding stock options totaling 59,525 for the three months and nine months ended September 30, 2005 were excluded from the calculation of diluted earnings per common share because the exercise prices of the stock options were higher than the average price of the common shares, and therefore were antidilutive.

5.	Related Party Transactions
Following are summaries of the related party transactions of FPIC and its consolidated subsidiaries included in the consolidated statements of financial position as of September 30, 2006 and December 31, 2005 and the consolidated statements of income for the three months and nine months ended September 30, 2006 and 2005. Credit balances are presented parenthetically. Reference is made to Note 5, Related Party Transactions, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, which includes additional information regarding our related party transactions.

Form 10-Q: 11

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

5.	Related Party Transactions (continued)
Our related party transactions were principally with Physicians’ Reciprocal Insurers (“PRI”) and Pennsylvania Physicians Reciprocal Insurers (“PaPRI”), which are managed by our former insurance management operations. Effective with the September 29, 2006 sale of our insurance management operations, PRI and PaPRI are no longer related parties of ours. Transactions presented below primarily represent arrangements between us and PRI or PaPRI prior to the sale of our insurance management operations. See Note 10, Discontinued Operations, for additional information on the sale of our former insurance management operations.

	As of
	September 30, 2006	December 31, 2005
Statements of Financial Position:
Premiums receivable	$8,555	6,121
Due from reinsurers on unpaid losses and advance premiums (1)	$59,487	77,408
Deferred policy acquisition costs	$3,367	3,215
Other assets	$2,238	5,075
Liability for losses and LAE	$(20,081)	(21,315)
Unearned premiums	$(53,886)	(50,845)
Reinsurance payable	$(1,970)	(1,665)
Other liabilities	$(7,182)	(7,202)

(1)
The entire related party due from reinsurers on unpaid losses and advance premiums is a result of fronting arrangements. The corresponding direct liabilities for losses and LAE to unrelated parties under fronting arrangements were ($59,239) and ($77,697) as of September 30, 2006 and December 31, 2005, respectively.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Statements of Income:
Net premiums earned (1)	$118	(239)	(1,096)	2,009
Net losses and LAE (2)	$(621)	100	184	(1,737)
Other underwriting expenses	$(168)	(85)	(265)	(566)
Revenues of discontinued operations	$(12,117)	(11,231)	(35,600)	(32,822)
Expenses of discontinued operations	$4	28	13	84

(1)
Includes ceded premiums earned under fronting arrangements of $623 and $157 for the three months ended September 30, 2006 and 2005, respectively, and $675 and $3,317 for the nine months ended September 30, 2006 and 2005, respectively. The corresponding direct premiums earned from unrelated parties under fronting arrangements were ($623) and ($162) for the three months ended 2006 and 2005, respectively, and ($675) and ($3,323) for the nine months ended September 30, 2006 and 2005, respectively.

(2)
Includes ceded losses and LAE under fronting arrangements of ($623) and ($157) for the three months ended September 30, 2006 and 2005, respectively, and ($675) and ($2,212) for the nine months ended September 30, 2006 and 2005, respectively. The corresponding direct losses and LAE incurred to unrelated parties under fronting arrangements were $623 and $162 for the three months ended September 30, 2006 and 2005, respectively, and $675 and $2,218 for the nine months ended September 30, 2006 and 2005, respectively.

Form 10-Q: 12

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

6.	Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

	Three Months Ended
	September 30, 2006		September 30, 2005
	Written	Earned	Written	Earned
Direct and assumed premiums	$69,835	65,345	78,937	67,055
Ceded premiums	(7,882)	(8,070)	(9,568)	(9,074)
Net premiums	$61,953	57,275	69,369	57,981

	Nine Months Ended
	September 30, 2006		September 30, 2005
	Written	Earned	Written	Earned
Direct and assumed premiums	$203,501	195,713	230,235	202,647
Ceded premiums	(22,977)	(23,619)	(28,473)	(40,589)
Net premiums	$180,524	172,094	201,762	162,058

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Losses and LAE incurred	$44,851	48,447	135,798	143,934
Reinsurance recoveries	(4,702)	(6,433)	(15,217)	(22,394)
Net losses and LAE incurred	$40,149	42,014	120,581	121,540

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
Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income. Net realized investment gains on all investments for the nine months ended September 30, 2006 totaled $112, which includes gains of $17 related to investment securities held in our deferred compensation plan.

Form 10-Q: 13

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

7.	Investments (continued)
Data with respect to fixed maturities available for sale, including short-term investments, are presented in the tables below.

	Nine Months Ended
	September 30, 2006	September 30, 2005
Proceeds from sales and maturities	$119,438	312,706
Gross realized gains on sales	$387	1,176
Gross realized losses on sales	$(292)	(1,355)

	As of
	September 30, 2006	December 31, 2005
Amortized cost of investments in fixed maturity securities available for sale	$659,296	671,647
Gross unrealized gains on fixed maturity securities available for sale	$2,593	2,413
Gross unrealized losses on fixed maturity securities available for sale	$(9,172)	(9,736)

Our net unrealized losses as of September 30, 2006 were primarily attributable to the impact of interest rates on the fair value of our investment portfolio. We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates. Therefore, we do not consider any of the securities carried in an unrealized loss position at September 30, 2006 to be other-than-temporarily impaired. During the fourth quarter of 2005, we did recognize an other-than-temporary impairment charge related to certain of our corporate securities, which reduced the cost basis of those securities, and reclassified the unrealized loss from accumulated other comprehensive loss to net realized investment losses.

8.	Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our defined benefit plans, our excess benefit plan, and our supplemental executive retirement plan are summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost of benefits earned during the period	$241	185	776	551
Interest cost on projected benefit obligation	161	126	439	375
Expected return on plan assets	(85)	(65)	(248)	(185)
Amortization of unrecognized loss	101	25	179	86
Amortization of unrecognized prior service cost	(18)	4	35	36
Amortization of transition obligation	8	23	23	23
Net periodic pension cost	$408	298	1,204	886

The amounts reflected above do not include net periodic pension costs associated with our former insurance management operations of $1,014 and $2,399 for the three months and nine months ended September 30, 2006, respectively. These amounts are reflected in discontinued operations. We contributed $1,339 to our employee post-retirement plans during the nine months ended September 30, 2006. We currently anticipate contributing an additional $74 to our employee post-retirement plans during the remainder of 2006 for total contributions of $1,413. Reference is made to Note 15, Employee Benefit Plans, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, which includes additional information regarding our employee benefit plans.

Form 10-Q: 14

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

9.	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states. In June 2006, the Florida Office of Insurance Regulation levied a 2% assessment on our 2005 direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group that reportedly sustained more than $2 billion in gross losses from the 2004 and 2005 hurricane seasons. FIGA based its request on its estimate that the estimated deficiencies from these insolvencies may range between $110 million and $391 million, with an indicated “best” estimate of $239 million. The $4.7 million assessment was paid during July 2006. As allowed by Florida law, the assessment on our subsidiaries was included as a factor in rate filings, which were filed with the Florida Office of Insurance Regulation in August 2006. Poe Financial Group loss deficiencies in excess of FIGA’s best estimate could result in the need for additional assessments by FIGA. Such additional assessments or assessments related to other property and casualty insurers that may become insolvent as a result of hurricane activity or otherwise, could adversely impact our results of operations. Currently, we are not aware of any additional assessments.

In addition to standard guarantee fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. Medical malpractice policies are exempt from assessment by the Florida Hurricane Catastrophe Fund through May 31, 2007. No special assessments for catastrophic losses were made in 2004, 2005 or to date in 2006.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have discontinued our reinsurance for bad faith claims, other than coverage provided as part of our primary excess of loss program. An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our results of operations and financial condition. We have evaluated such exposures as of September 30, 2006, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

For commitments and contingencies associated with the disposition of our former third party administration (“TPA”) segment, refer to Note 19, Discontinued Operations, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Form 10-Q: 15

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

10.	Discontinued Operations
Insurance Management
On September 29, 2006, we completed the sale of our insurance management operations to AJB Ventures Inc. (the "Purchaser"), a corporation the principal stockholder of which is Anthony J. Bonomo, who had been and continues to be the business leader of these operations. The aggregate purchase price for these operations was $40.0 million in cash, subject to a post-closing adjustment to bring net working capital of the disposed subsidiaries to $2.9 million. In addition, prior to September 29, 2006, these operations distributed $5.9 million in cash to us. On October 2, 2006, we received $40.0 million in cash for the following former subsidiaries: Administrators for the Professions, Inc., Group Data Corporation, and FPIC Intermediaries, Inc. (all of which had been wholly owned by us) and Professional Medical Administrators, LLC (which had been 80 percent owned by us). The sale of Physicians Reciprocal Managers, Inc. (“PRM”) is to be completed for $0.025 million in cash upon receipt of required regulatory approval. For further information, see our Current Report on Form 8-K filed with the SEC on October 2, 2006. In accordance with the reporting requirements of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of the insurance management segment have been reported as discontinued operations and are summarized in the tables below.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Total revenues	$13,716	11,169	37,450	33,010

Total expenses	$9,836	8,262	26,186	23,454

Income from discontinued operations (net of income taxes)	2,289	1,772	6,601	5,472
Gain on disposal of discontinued operations (net of income taxes)	12,046	—	12,046	—
Discontinued operations	$14,335	1,772	18,647	5,472

Basic earnings per common share:
Discontinued operations	$1.39	0.17	1.81	0.54
Basic weighted average common shares outstanding	10,321	10,278	10,304	10,194

Diluted earnings per common share:
Discontinued operations	$1.34	0.17	1.73	0.52
Diluted weighted average common shares outstanding	10,711	10,783	10,747	10,704

	As of
Assets	September 30, 2006	December 31, 2005
Cash	$—	9,725
Deferred tax asset	—	9,492
Goodwill	—	8,037
Other assets	—	12,617
Total assets	$—	39,871

Liabilities
Other liabilities	$—	8,620
Total liabilities	$—	8,620

Form 10-Q: 16

FPIC Insurance Group, Inc.	Notes to the Unaudited Consolidated Financial Statements
(Dollars in thousands, except where noted)

10.	Discontinued Operations (continued)
Third Party Administration
Our TPA segment was comprised of our former wholly owned subsidiary, Employers Mutual, Inc. (“EMI”). On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005.  A pre-tax gain of $0.4 million was recognized on the sale. On May 31, 2005, the remaining TPA segment operations were sold to a private investor. A pre-tax gain of $1.0 million was recognized on the sale. In accordance with the reporting requirements of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain on sale of the former TPA segment are reported as discontinued operations. See Note 19, Discontinued Operations, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information. During the three months ended September 30, 2006, we recorded an additional gain on the sale of our former TPA operations of $403 related to the finalization of our 2005 tax return, which included the sale of our former TPA segment. Financial data for the TPA segment is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Total revenues	$—	—	—	5,149

Total expenses	$—	—	—	4,606

Income from discontinued operations (net of income taxes)	$—	—	—	369
Gain on disposal of discontinued operations (net of income taxes)	403	—	403	1,733
Discontinued operations	$403	—	403	2,102

Basic earnings per common share:
Discontinued operations	$0.04	—	0.04	0.20
Basic weighted average common shares outstanding	10,321	10,278	10,304	10,194

Diluted earnings per common share:
Discontinued operations	$0.04	—	0.04	0.19
Diluted weighted average common shares outstanding	10,711	10,783	10,747	10,704

Form 10-Q: 17

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” and “us” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and nine months ended September 30, 2006, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2006.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following MD&A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services, or developments; regarding future economic conditions, performance, or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

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

iii)	Business risks that result from our size, products, and geographic concentration;
iv)	The rates we charge for our products and services being subject to or mandated by legal requirements and regulatory approval, which could affect our business or reinsurance arrangements;
v)	The actual amount of new and renewal business;
vi)	The uncertainties of the loss reserving process, including the occurrence of insured or reinsured events with a frequency or severity exceeding our estimates;
vii)	Business and financial risks associated with the unpredictability of court decisions;
viii)	Legal developments, including claims for extra-contractual obligations or in excess of policy limits, in connection with the administration of insurance claims;
ix)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
x)	Developments in financial and securities markets that could affect our investment portfolio;
xi)	The impact of rising interest rates on the market value of our investments and our interest costs associated with our long-term debt;
xii)	The loss of the services of any key members of senior management;
xiii)
Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize deferred acquisition costs, deferred tax assets, goodwill and other deferred or intangible assets;

xiv)	Assessments imposed by state financial guarantee associations or other insurance regulatory bodies;

Form 10-Q: 18

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

xv)
Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations);

xvi)	General economic conditions, either nationally or in our market areas, that are worse than expected;
xvii)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xviii)
Other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, including Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 16, 2006; and

xix)	Other factors discussed elsewhere within this Form 10-Q.

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

Impact of Recently Issued Accounting Pronouncements
On January 1, 2006, we adopted the provisions of FAS 123(R), Share-Based Payment. Our consolidated financial statements reflect total share-based compensation of $0.3 million and $1.7 million for the three months and nine months ended September 30, 2006, respectively. For additional information see Item 1. Financial Statements, Note 2, Share-Based Compensation Plans.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. For additional information see Item 1. Financial Statements, Note 1, Organization and Basis of Presentation.

In September 2006, the FASB issued FAS 157, Fair Value Measurement. For additional information see Item 1. Financial Statements, Note 1, Organization and Basis of Presentation.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). For additional information see Item 1. Financial Statements, Note 1, Organization and Basis of Presentation.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. For additional information see Item 1. Financial Statements, Note 1, Organization and Basis of Presentation.

Commitments and Contingencies
For information concerning commitments and contingencies to which we are subject, see Item 1. Financial Statements, Note 9, Commitments and Contingencies.

Form 10-Q: 19

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Business Overview

We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry. Our primary insurance products provide protection for physicians, dentists and other health care providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for professional corporations under which physicians or dentists practice. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida. Based on 2005 premium data published by A.M. Best Company, Florida is the third largest market for MPL insurance in the United States. We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence, and resources.

Our former insurance management segment, which provided insurance management services to MPL insurance carriers in New York and Pennsylvania, was discontinued in September 2006 in connection with the sale of the segment to a private investor. Our former TPA segment provided administrative and claims management services to employers, primarily in Florida, that maintained group accident and health, workers’ compensation, liability and property self-insurance plans. Our TPA segment was discontinued in 2005 in connection with the sale of EMI. For additional information on our discontinued operations, see Item 1. Financial Statements, Note 10, Discontinued Operations.

Recent Trends and Other Developments

—	Our consolidated income from continuing operations for the three months and nine months ended September 30, 2006 increased 26% and 27%, respectively, compared with the same periods in 2005.
—
On September 29, 2006, we sold our insurance management operations for $40.0 million (subject to adjustment and subject to the receipt of $0.025 million upon the completion of the sale of our PRM subsidiary). In connection with this transaction, we also received approximately $5.9 million from these operations prior to the sale. We recognized a $12.0 million after-tax gain on disposition of these operations in the third quarter of 2006.

—	Our consolidated net income for the three months and nine months ended September 30, 2006 increased 172% and 64%, respectively, compared with the same periods in 2005.
—	We have continued our targeted market focus, with policyholder retention in Florida at 94% for the first nine months of 2006 and with policyholder retention nationally at 92%.
—
Our net premiums written for the three months and nine months ended September 30, 2006 declined 11%, compared with the same periods in 2005, primarily due to a shift in business mix and a 4% decline in professional liability policyholders.

—
Our loss ratio improved to 70% for the three months and nine months ended September 30, 2006, (compared to 73% and 75% for the three months and nine months ended September 30, 2005, respectively), as a result of favorable loss experience, including a significant reduction in reported claims and incidents. Severity of claims continued to be within our expectations.

Form 10-Q: 20

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

—
For the three months and nine months ended September 30, 2006, our expense ratio was 18% and 20%, respectively, compared to 17% and 16% for the same periods in 2005. Other underwriting expenses for the nine months ended September 30, 2006 includes a $4.7 million pre-tax charge ($2.9 million after-tax or $0.27 per diluted common share) as a result of a state levied guarantee fund assessment related to the insolvency of the insurance subsidiaries of Poe Financial Group.

—
Portfolio growth and a higher overall yield contributed to a 30% and 29% increase in net investment income for the three months and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.

—
Shareholders’ equity increased 17% and insurance segment surplus increased 10% as of September 30, 2006 compared to the balances as of December 31, 2005 and were the highest in our organization’s history.

—	Fitch Ratings, Ltd. assigns an A- insurer financial strength rating to our insurance subsidiaries.

Consolidated Statements of Income:
Three Months and Nine Months Ended September 30, 2006 compared to Three Months and Nine Months Ended September 30, 2005

Net income was $23.3 million, or $2.18 per diluted common share, for the three months ended September 30, 2006, an increase of 172% and 173%, respectively, compared with $8.6 million, or $0.80 per diluted common share, for the three months ended September 30, 2005. Net income was $42.2 million, or $3.92 per diluted common share, for the nine months ended September 30, 2006, an increase of 64% and 63%, respectively, compared with $25.7 million, or $2.40 per diluted common share, for the nine months ended September 30, 2005. Included in net income for the three months and nine months ended September 30, 2006 was income from discontinued operations of $2.3 million and $6.6 million, respectively, and a $12.0 million after-tax gain on the disposal of our former insurance management segment and a $0.4 million after-tax gain on the disposal of our former TPA segment. Included in net income for the three and nine months ended September 30, 2005 was income from discontinued operations of $1.8 million and $5.8 million, respectively. Net income for the nine months ended September 30, 2005 included a gain on the disposal of our former TPA segment of $1.7 million. Other changes in net income are due to the factors discussed in the paragraph below with regard to income from continuing operations.

Income from continuing operations was $8.6 million, or $0.80 per diluted common share, for the three months ended September 30, 2006, an increase of 26%, compared with $6.8 million, or $0.63 per diluted common share, for the three months ended September 30, 2005. Income from continuing operations was $23.1 million, or $2.15 per diluted common share, for the nine months ended September 30, 2006, an increase of 27%, compared with $18.1 million, or $1.69 per diluted common share, for the nine months ended September 30, 2005. Income from continuing operations increased primarily as a result of higher net investment income and lower net losses and LAE relative to net premiums earned. Partially offsetting these improvements were higher other underwriting and interest expenses.

Form 10-Q: 21

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Consolidated revenues were $65.5 million for the three months ended September 30, 2006, an increase of $1.3 million, or 2%, from $64.2 million for the three months ended September 30, 2005. Consolidated revenues were $196.0 million for the nine months ended September 30, 2006, an increase of $15.5 million, or 9%, from $180.5 million for the nine months ended September 30, 2005. The increase in consolidated revenues for the three months ended September 30, 2006 was primarily due to higher net investment income offset by a slight decline in net premiums earned. The increase in net investment income primarily reflects the growth in our investment portfolio and a higher overall yield. The increase in consolidated revenues for the nine months ended September 30, 2006 was primarily due to higher net premiums earned, primarily due to lower reinsurance ceded, and higher net investment income as noted above.

Consolidated expenses were $53.1 million for the three months ended September 30, 2006, a decrease of $1.6 million, or 3%, from $54.7 million for the three months ended September 30, 2005. Consolidated expenses were $163.3 million for the nine months ended September 30, 2006, an increase of $8.3 million, or 5%, from $155.0 million for the nine months ended September 30, 2005. The decrease in consolidated expenses for the three months ended September 30, 2006 is primarily the result of a decline in net losses and LAE offset by an increase in other underwriting expenses and interest expense. The increase in consolidated expenses for the nine months ended September 30, 2006 is primarily due to increases in other underwriting expenses and interest expense offset by lower net losses and LAE.

Insurance Segment Results and Selected Other Information

    Effective with the September 29, 2006 sale of our insurance management operations, we currently operate in a single segment, insurance, which is primarily comprised of our four insurance subsidiaries and our holding company operations. Financial and selected other data of our insurance segment is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	September 30, 2006	Percentage Change	September 30, 2005	September 30, 2006	Percentage Change	September 30, 2005
Direct and assumed premiums written	$69,835	-12%	78,937	203,501	-12%	230,235
Net premiums written	$61,953	-11%	69,369	180,524	-11%	201,762

Net premiums earned	$57,275	-1%	57,981	172,094	6%	162,058
Net investment income	8,120	30%	6,223	23,394	29%	18,141
Net realized investment (losses) gains	(58)	58%	(139)	112	163%	(179)
Other income	131	-28%	181	382	-22%	487
Total revenues	65,468	2%	64,246	195,982	9%	180,507

Net losses and LAE	40,149	-4%	42,014	120,581	-1%	121,540
Other underwriting expenses	10,558	5%	10,074	35,057	37%	25,680
Interest expense	1,088	21%	898	3,192	28%	2,494
Other expenses	1,272	-24%	1,675	4,435	-17%	5,327
Total expenses	53,067	-3%	54,661	163,265	5%	155,041

Income from continuing operations before income taxes	12,401	29%	9,585	32,717	28%	25,466
Less: Income tax expense	3,813	38%	2,767	9,609	31%	7,325
Income from continuing operations	8,588	26%	6,818	23,108	27%	18,141
Discontinued operations (net of income taxes)	—	0%	—	—	0%	—
Net income	$8,588	26%	6,818	23,108	27%	18,141

Professional liability policyholders				13,625	-4%	14,199

Form 10-Q: 22

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Insurance segment net income increased for the three months and nine months ended September 30, 2006 primarily due to higher revenues and lower net losses and LAE relative to net premiums earned. Offsetting the increases in insurance segment net income were higher other underwriting expenses and interest expense.

The decreases in direct and assumed premiums written and net premiums written for the three months and nine months ended September 30, 2006 and net premiums earned for the three months ended September 30, 2006 are primarily the result of a shift in business mix and a lower number of policyholders compared with the same periods in the prior year.  The increase in net premiums earned for the nine months ended September 30, 2006 is primarily the result of the termination of cessions under the Hannover Re net account quota share agreement, under which ceded earned premiums were $8.6 million for the nine months ended September 30, 2005.  The policyholder retention rate in our core Florida market was 94% for the first nine months of 2006, a slight decrease from 95% for the first nine months of 2005. National policyholder retention was 92% for the first nine months of 2006, compared to 94% for the first nine months of 2005.  A distribution of our policy limits for Florida are provided below:

As of September 30, 2006		As of September 30, 2005
Policy Limits of		Policy Limits of
$250,000 per loss or less	$500,000 per loss or less	$250,000 per loss or less	$500,000 per loss or less
65.7%	81.7%	64.8%	81.7%

    Investment revenues, which are comprised of net investment income and net realized investment (losses) gains, increased to $8.1 million and $23.5 million for the three months and nine months ended September 30, 2006 from $6.1 million and $18.0 million for the same periods in 2005. Net investment income increased primarily as a result of growth in our investment portfolio corresponding with increases in our insurance business in recent years and a higher overall yield. Net realized investment (losses) gains are closely tied to the financial markets and will vary depending on our cash needs and the management of our investment portfolio.

Net losses and LAE incurred decreased approximately 4% and 1% for the three and nine months ended September 30, 2006 from the same periods in 2005. Our loss ratio (defined as the ratio of net losses and LAE incurred to net premiums earned) decreased to 70% for the three and nine months ended September 30, 2006 compared to 73% and 75% for the three and nine months ended September 30, 2005, respectively. Our lower loss ratios reflect favorable claims trends, including a significant reduction in newly reported claims and incidents.  Severity of claims continued to be within our expectations.

Form 10-Q: 23

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Selected direct professional liability insurance claims data
Selected direct professional liability claim data is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	September 30, 2006	Percentage Change	September 30, 2005	September 30, 2006	Percentage Change	September 30, 2005
Net Paid Losses and LAE on Professional Liability Claims:
Net paid losses on professional liability claims	$12,677	-36%	19,794	38,052	-21%	48,413	(1)
Net paid LAE on professional liability claims	11,062	-17%	13,260	36,227	-3%	37,223	(1)
Total net paid losses and LAE on professional liability claims	$23,739	-28%	33,054	74,279	-13%	85,636	(1)

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	170	-35%	260	609	-4%	632
Total professional liability incidents closed without indemnity payment	193	-56%	438	702	-29%	992
Total professional liability claims and incidents closed without indemnity payment	363	-48%	698	1,311	-19%	1,624

Total Professional Liability Claims with Indemnity Payment	83	-30%	118	233	-23%	302

CWIP Ratio(2)	33%		31%	28%		32%

CWIP Ratio(2), including incidents	19%		14%	15%		16%

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	184	-25%	246	566	-21%	716
Total professional liability incidents reported during the period	184	-25%	246	654	-16%	776
Total professional liability claims and incidents reported during the period	368	-25%	492	1,220	-18%	1,492

Total professional liability claims and incidents that remained open				4,267	-10%	4,724

(1)
For the purpose of period over period comparisons, net paid losses and LAE do not take into account $10.2 million received in connection with the American Professional Assurance, Ltd. ceded reinsurance commutation during the second quarter of 2005, which would be reflected as a reduction to reported net paid losses and LAE for the nine months ended September 30, 2005.

(2)
CWIP Ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Form 10-Q: 24

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

The decrease in net paid losses and LAE for the three months and nine months ended September 30, 2006 compared with the same periods in 2005 is primarily due to a lower number of claims with an indemnity payment, offset to some extent by lower reinsurance recoveries under the Hannover Re net account quota share agreement on claims paid during 2006. Lower net paid LAE also contributed to the decline mainly as a result of a lower number of pending claims and incidents. The improvement in our CWIP ratio and CWIP ratio, including incidents for the nine months ended September 30, 2006 reflects the continued positive impact of our strict claims handling philosophy, which focuses on aggressively defending non-meritorious cases. These ratios were higher for the quarter, primarily due to a decline in the total number of claims and incidents closed. The number of reported claims and incidents for the three months and nine months was down compared to the same periods in 2005, and primarily reflects the continued trend of lower frequency in our Florida market that began in the fourth quarter of 2003. As a result of the decline in reported claims and incidents and the resolution of pending claims and incidents, our inventory of open claims and incidents has declined to its lowest level since 2001.

Other underwriting expenses increased for the three months and nine months ended September 30, 2006 compared to the same periods in 2005. The increase in other underwriting expenses for the three months ended September 30, 2006 is primarily due to share based compensation expense, $0.3 million of which was the result of adopting FAS 123(R), effective January 1, 2006. The increase in other underwriting expenses for the nine months ended September 30, 2006 is primarily due to a guarantee fund assessment of $4.7 million related to the insolvency of the insurance subsidiaries of Poe Financial Group and a decrease in ceding commissions resulting from the termination of the Hannover Re net account quota share agreement. In addition, during the second quarter of 2005, we received return management fees of $1.7 million as a result of a litigation settlement, which did not recur during 2006. Finally, share-based compensation increased $1.3 million for the nine months ended September 30, 2006, compared to the same period in 2005. Approximately $0.8 million of the increase in share-based compensation is the result of adopting FAS 123(R), effective January 1, 2006. For the three months and nine months ended September 30, 2006, our expense ratio was 18% and 20%, respectively, compared to 17% and 16% for the same periods in 2005. Excluding the impact of the guarantee fund assessment, the non-recurring return management fee, fronting fees and ceding commissions, our expense ratio for the nine months ended September 30, 2006 was nearly unchanged compared to the same period in 2005.

The increase in interest expense was due to increases in the three-month LIBOR, which is the base rate used to determine the interest on our long-term debt. The interest rates on our long-term debt ranged from 9.3% to 9.6% as of September 30, 2006. However, the hedging instruments that we have in place with maturity dates in 2008 essentially limited the maximum floating rate interest cost at 8.6% for those long-term debt arrangements where the interest rate was higher. The amortization of the initial cost of the hedging agreements also contributed to the increase in interest expense.

Other expenses are comprised primarily of finance charges associated with funds withheld under the Hannover Re net account quota share agreement, which were $1.3 million and $4.0 million for the three months and nine months ended September 30, 2006, respectively, compared to $1.6 million and $5.1 million for the three months and nine months ended September 30, 2005, respectively. The decrease in these finance charges corresponds with the decrease in the amount of funds withheld as a result of loss and LAE payments subject to the agreement.  We exercised our option to terminate future cessions as of June 30, 2004.

Form 10-Q: 25

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Income tax expense for the three months and nine months ended September 30, 2006 increased as a result of higher income from continuing operations before income taxes. Our effective tax rates were 31% and 30% for the three months and nine months ended September 30, 2006 compared to 29% for both the three months and nine months ended September 30, 2005. Income tax expense for the three months ended September 30, 2005 included a reduction in income taxes of $0.3 million related to an income tax contingency that was resolved for less than initially estimated.

During 2005, we reached a settlement with the IRS with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001. The settlement was approved by the Congressional Joint Committee on Taxation during the first quarter of 2006. We had previously accrued for income tax liabilities related to the examination, and consequently there was no income tax impact to our consolidated financial statements as a result of the settlement. Our income tax returns for the years subsequent to December 31, 2002 remain open under the statute of limitations. In July 2006, the IRS commenced an audit of our 2004 tax return.

Hannover Re net account quota share agreement
The results of our insurance segment include the effects of the net account quota share agreement with the Hannover Re companies. Cessions under the agreement ceased on June 30, 2004. Amounts ceded under the agreement are summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	September 30, 2006	Percentage Change	September 30, 2005	September 30, 2006	Percentage Change	September 30, 2005
Ceded premiums written	$—	-100%	67	—	-100%	387

Ceded premiums earned	—	-100%	67	—	100%	(8,646)
Ceded losses and LAE incurred	—	100%	(50)	—	-100%	6,043
Ceded other underwriting expenses	(153)	-629%	(21)	(153)	-105%	2,989
Net (decrease) increase in underwriting margin	(153)	-3725%	(4)	(153)	-140%	386

Other expenses	(1,265)	22%	(1,618)	(4,003)	22%	(5,136)

Net decrease in income from continuing operations before income taxes	(1,418)	13%	(1,622)	(4,156)	13%	(4,750)

Net decrease in net income	(871)	13%	(997)	(2,553)	13%	(2,918)

Form 10-Q: 26

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Discontinued Insurance Management Segment Results

Our insurance management segment was comprised of our former subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers. On September 29, 2006, these subsidiaries were sold for $40.0 million (subject to a net working capital adjustment and subject to the receipt of $0.025 million upon the completion of the sale of our PRM subsidiary). In connection with this transaction, we also received approximately $5.9 million in cash from these operations prior to the sale. We recognized a $12.0 million after-tax gain on disposition of these operations in the third quarter of 2006. The results of operations and gain on sale of our former insurance management segment are reported as discontinued operations. See Item 1. Financial Statements, Note 10, Discontinued Operations, for additional information. Financial data for the insurance management segment for the three months and nine months ended September 30, 2006 and 2005 is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	September 30, 2006	Percentage Change	September 30, 2005	September 30, 2006	Percentage Change	September 30, 2005
Income from continuing operations	$—	0%	—	—	0%	—

Discontinued Operations
Income from discontinued operations (net of income taxes)	$2,289	29%	1,772	6,601	21%	5,472
Gain on discontinued operations (net of income taxes)	12,046	—	—	12,046	—	—
Discontinued operations	$14,335	709%	1,772	18,647	241%	5,472

Discontinued TPA Segment Results

Our TPA segment was comprised of our former wholly owned subsidiary, EMI. On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005.  A pre-tax gain of $0.4 million was recognized on the sale. On May 31, 2005, the remaining TPA segment operations were sold to a private investor. A pre-tax gain of $1.0 million was recognized on the sale. The results of operations and gain on sale of the former TPA segment are reported as discontinued operations. See Item 1. Financial Statements, Note 10, Discontinued Operations, for additional information about the sale of our former TPA segment. During the three months ended September 30, 2006, we recorded an additional gain on the sale of discontinued operations of $0.4 million related to the finalization of our 2005 tax return, which reflected the sale of our former TPA segment. Financial data for the TPA segment is summarized in the table below. Dollar amounts are in thousands.

	Three Months Ended			Nine Months Ended
	September 30, 2006	Percentage Change	September 30, 2005	September 30, 2006	Percentage Change	September 30, 2005
Income from continuing operations	$—	0%	—	—	0%	—

Discontinued Operations
Income from discontinued operations (net of income taxes)	$—	0%	—	—	-100%	369
Gain on discontinued operations (net of income taxes)	403	—	—	403	-77%	1,733
Discontinued operations	$403	—	—	403	-81%	2,102

Form 10-Q: 27

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, we possess assets that consist primarily of the stock of our subsidiaries, cash, and certain other investments. The primary sources of liquidity available to us for the payment of operating expenses, taxes, and debt-related amounts are management fees and dividends from our insurance subsidiaries. Management fees from our insurance subsidiaries are based upon agreements pursuant to which we provide substantially all management and administrative services. In accordance with limitations imposed by Florida and Missouri laws, our insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay us dividends of approximately $19.7 million during 2006 without prior regulatory approval.

For additional information concerning our liquidity and financial resources, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements. As reported in the condensed consolidated statement of cash flows, net cash provided by operating activities was $61.0 million for the nine months ended September 30, 2006, a decrease of $10.2 million, or 14%, from $71.2 million for the nine months ended September 30, 2005. The decrease in net cash provided by operating activities is primarily attributable to the American Professional Assurance, Ltd. ceded reinsurance commutation during the second quarter of 2005 under which we received $10.2 million.

Net cash provided by investing activities was $5.0 million for the nine months ended September 30, 2006. Net cash used in investing activities was $128.1 million for the nine months ended September 30, 2005. The changes in net cash provided by or used in investing activities are due primarily to transactions involving fixed maturity securities, including short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio. Net proceeds of fixed maturity securities, including short-term investments, were $5.2 million for the nine months ended September 30, 2006, compared with net purchases of fixed maturity securities, including short-term investments, of $131.2 million for the nine months ended September 30, 2005.

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2006. Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2005. The net cash used in financing activities for the nine months ended September 30, 2006 was primarily due to the repurchase of common shares under our stock repurchase program, which totaled $9.3 million. During the nine months ended September 30, 2005, we issued common shares and did not make any repurchases. Net cash used in financing activities for the nine months ended September 30, 2006 also includes $2.6 million for excess tax benefits from share-based compensation as a result of the adoption of FAS 123(R), effective January 1, 2006.

As of September 30, 2006, we had cash and investments of $826.8 million. Included within cash and investments were cash and cash equivalents of $167.8 million and short-term investments and fixed maturity securities, available for sale, with scheduled maturities during the next 12 months, having a fair value of approximately $29.4 million and $29.6 million, respectively.

Both internal and external forces influence our financial condition, results of operations and cash flows. Claims settlements, premium levels, and investment returns may be impacted by changing rates of inflation and other economic conditions. We believe that our cash and investments as of September 30, 2006, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Form 10-Q: 28

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions. The following table summarizes the components of our capital resources as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006	As of December 31, 2005
Long-term debt	$46,083	46,083
Shareholders' equity	$291,439	249,590
Ratio of debt to total capitalization	13.7%	15.6%

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

The securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 9.3% to 9.6% as of September 30, 2006). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased interest rate collars designed to maintain the ultimate floating interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing. The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years from closing. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of 30 years and are due in May and October 2033.

Other Significant Financial Position Accounts

Due from reinsurers on unpaid losses was $261.1 million as of September 30, 2006, a decrease of $42.7 million, or 14%, from $303.8 million as of December 31, 2005. The decrease is primarily due to a decrease of $19.5 million in ceded loss and LAE reserves under the Hannover Re net account quota share agreement as a result of the termination of further cessions under the agreement as of June 30, 2004. In addition, ceded loss and LAE reserves under former fronting programs decreased $19.8 million. The remaining decline in due from reinsurers on unpaid losses is primarily attributable to the timing of ceded paid losses under our primary reinsurance program.

Form 10-Q: 29

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. At September 30, 2006 our receivables from reinsurers were $289.8 million. We have not experienced any difficulties in collecting amounts from reinsurers due to the financial condition of the reinsurers. Should future events lead us to believe that any reinsurer is unable to meet its obligation, adjustments to the amounts recoverable would be reflected in the results of current operations. We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.

Other assets were $51.9 million as of September 30, 2006, an increase of $38.7 million, or 293%, from $13.2 million as of December 31, 2005. Other assets increased primarily as a result of the sale of our former insurance management segment for $40.0 million. The proceeds from the sale were received on October 2, 2006. For additional information on the sale of our former insurance management segment, see Item 1. Financial Statements, Note 10, Discontinued Operation.

Reinsurance payable was $92.3 million as of September 30, 2006, a decrease of $12.3 million, or 12%, from $104.6 million as of December 31, 2005. The decrease is primarily the result of a reduction in the funds withheld balance under the Hannover Re net account quota share agreement due to loss and LAE payments subject to the agreement.

Paid in advance and unprocessed premiums were $7.0 million as of September 30, 2006, a decrease of $7.5 million, or 52%, from $14.5 million as of December 31, 2005. The decrease reflects the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with the largest number of policies being renewed on January 1. As a result, paid in advance and unprocessed premiums are expected to be higher as of December 31 of each year.

Contractual Obligations and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements. These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; (3) employee benefit plans; and (4) a contractual liability related to the sale of our former TPA segment. We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of September 30, 2006 that would give rise to previously undisclosed market, credit, or financing risk. There have been no significant changes in our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the removal of certain contingent liabilities and contractual obligations related to our former insurance management segment, which was disposed of on September 29, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Form 10-Q: 30

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Item 4.	Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of September 30, 2006 by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2006 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may also become involved in legal actions not involving claims under our insurance policies from time to time. We have evaluated such exposures as of September 30, 2006, and in all cases, believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

 In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have discontinued our reinsurance for bad faith claims, other than coverage provided as part of our primary excess of loss program. An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our results of operations and financial condition. We have evaluated such exposures as of September 30, 2006, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

Form 10-Q: 31

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Item 1A.	Risk Factors
       There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

1. We have added the following risk factor to those risks and uncertainties that may affect our business:

We are subject to assessment by state financial guaranty associations.
State insurance guaranty associations or other insurance regulatory bodies may assess us, generally on the basis of insurance written in their states, for the purposes of funding the unpaid claims and policyholder benefits of insolvent insurers or for catastrophes in their states. In June 2006, we were assessed $4.7 million at the request of the Florida Insurance Guaranty Association with respect to the insolvency of the insurance subsidiaries of Poe Financial Group resulting primarily from losses sustained in the 2004 and 2005 hurricane seasons. The $4.7 million assessment was paid during July 2006. As allowed by Florida law, the assessment on our subsidiaries was included as a factor in rate filings, which were filed with the Florida Office of Insurance Regulation in August 2006. There can be no assurance that we will not be subject to additional assessments with respect to the Poe Insurance Group insolvencies. Such additional assessments or assessments related to other property and casualty insurers that may become insolvent as a result of hurricane activity or otherwise, could adversely impact our results of operations. Currently, we are not aware of any additional assessments.

2. The risk factor “Our insurance management segment is dependent upon a single major customer for substantially all of its revenue” is no longer applicable and has been deleted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the third quarter of 2006.

Stock Repurchase Plan
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. During the three months ended September 30, 2006, we did not repurchase any of our common stock under the stock repurchase program. A total of 544,732 shares remain available to be repurchased. Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures. For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2005, Item 8. Financial Statements and Supplementary Data, Note 12, Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Defaults Upon Senior Securities - Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders - Not applicable.

Form 10-Q: 32

FPIC Insurance Group, Inc.	(Dollars in thousands, except where noted)

Item 5.	Other Information
        All items requiring a Form 8-K filing have been so filed as of the date of this filing. There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Item 6.	Exhibits
Exhibit	Description
2.1
Securities Purchase Agreement made as of September 29, 2006 by and among FPIC Insurance Group, Inc., AJB Ventures Inc. and Anthony J. Bonomo * (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 2, 2006)

2.2
Mutual General Release made as of September 29, 2006 by FPIC Insurance Group, Inc. and Anthony J. Bonomo (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on October 2, 2006)

2.3	Noncompetition Agreement made as of September 29, 2006 by FPIC Insurance Group, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on October 2, 2006)
2.4
Agreement Regarding Insurance made as of September 29, 2006 by and between First Professionals Insurance Company, Inc. and Physicians’ Reciprocal Insurers (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on October 2, 2006)

12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Schedules and certain exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The registrant agrees to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2006
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 33

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q
For the Quarter Ended September 30, 2006

Exhibit	Description
2.1
Securities Purchase Agreement made as of September 29, 2006 by and among FPIC Insurance Group, Inc., AJB Ventures Inc. and Anthony J. Bonomo * (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 2, 2006)

2.2
Mutual General Release made as of September 29, 2006 by FPIC Insurance Group, Inc. and Anthony J. Bonomo (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on October 2, 2006)

2.3	Noncompetition Agreement made as of September 29, 2006 by FPIC Insurance Group, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on October 2, 2006)
2.4
Agreement Regarding Insurance made as of September 29, 2006 by and between First Professionals Insurance Company, Inc. and Physicians’ Reciprocal Insurers (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on October 2, 2006)

12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Schedules and certain exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The registrant agrees to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon request.