Form 10-K
period 2006-12-31
FPIC INSURANCE GROUP INC
filed 2007-03-09
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

—	Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
—	Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
—
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

—
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

—
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐ Accelerated Filer ☑   Non-accelerated Filer ☐

—	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
—
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006 was $394,792,750.

—	As of March 1, 2007, there were 9,873,865 shares of the Registrant’s Common Stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

FPIC Insurance Group, Inc.
2006 Annual Report on Form 10-K

FPIC Insurance Group, Inc.	Form 10-K: 1
Annual Report on Form 10-K Table of Contents

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

Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than that imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document.

Part I

Item 1. Business
Overview
FPIC Insurance Group, Inc. was formed in a reorganization of First Professionals Insurance Company, Inc., formerly named Florida Physicians Insurance Company, Inc. (“First Professionals”), in 1996. We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as an insurance carrier. Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for professional corporations under which physicians or dentists practice.

Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.

FPIC Insurance Group, Inc.	Form 10-K: 2
Annual Report on Form 10-K Table of Contents

Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida. Based on 2005 premium data published by A.M. Best Company (“A.M. Best”), Florida is the third largest market for MPL insurance in the United States. We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence, and resources.

Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor. Our former third party administration (“TPA”) operations, which provided administrative and claims management services to employers, primarily in Florida were discontinued in 2005. For additional information on our discontinued operations, see Item 8. Financial Statements and Supplementary Data, Note 17, Discontinued Operations.

At December 31, 2006, we employed 160 people.  Our employees are not covered by a collective bargaining agreement. We believe our relationships with our employees are very important. We also believe that the significant number of long-term employees we have is indicative of good employee relations.

Business Strategy
Our business strategy is designed to provide long-term value for our shareholders, while providing our clients with competitive products and superior service. Over the 10 years ended December 31, 2006, we, on average, have achieved a return on average equity of 11% (excluding the cumulative effects of changes in accounting principles and gains on the disposition of discontinued operations), with a high of 15% in 2006, and a low of 0.4% in 2000. Our primary objective is to maintain a financially strong, stable and consistently profitable organization by adhering to the following principles:

—	Focus on selected markets where we have extensive knowledge and expertise;
—	Pursue disciplined growth;
—	Maintain disciplined underwriting and pricing;
—	Maintain our financial strength and manage our capital wisely;
—	Aggressively manage loss costs through effective claims handling and risk management programs; and
—	Recruit and retain experienced management.

Focus on selected markets where we have extensive knowledge and expertise. We target selected market areas where we can establish a meaningful presence and leverage local market knowledge and experience. MPL insurance markets vary substantially on a state-by-state basis, with each state having its own unique regulatory, legislative, judicial, and competitive environment. We believe our understanding of our target markets provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service. In addition, our focus on selected markets has allowed us to achieve meaningful positions in those markets, especially Florida, providing benefits in terms of brand recognition, resources, and efficiencies. We believe that the ability to manage our business effectively and compete within the unique environment of each state is critical to our success.

FPIC Insurance Group, Inc.	Form 10-K: 3
Annual Report on Form 10-K Table of Contents

     Pursue disciplined growth. We believe that pursuing disciplined growth and prudent expansion into new markets is critical to sustained profitability over the long-term. We continually explore strategies for disciplined growth in the MPL insurance market. We believe that additional growth opportunities exist in our core markets, and that our market positions will allow us to continue to compete for quality business. We also employ a systematic process to evaluate new markets based on a number of strategic considerations. Market conditions in our largest market, Florida, have stabilized in terms of pricing over the past few years, and in 2006 pricing began to decline as a result of, among other things, improved claims experience and increased competition. In the face of these conditions, growth in Florida may reasonably be expected to be difficult to achieve in the near future.

Maintain disciplined underwriting and pricing. We maintain a disciplined focus on selecting appropriate risks and pricing those risks in order to achieve our financial objectives, and we individually underwrite each of our insureds. We believe that our extensive market knowledge provides us with a competitive advantage in establishing appropriate pricing and risk selection. We underwrite and price risks based on a wide range of factors, with a particular focus on the professional’s training, medical specialty, claims history and geographic region of practice. Within our chosen markets, we do not manage our business to achieve specified market share goals. Rather, we seek to maximize our profitability by competing for quality business based on factors other than price alone. In the face of declining premium rates and increased competition in our primary markets it will continue to be important for us to maintain appropriate pricing and risk selection.

Maintain our financial strength and manage our capital wisely. We are committed to maintaining the strength and liquidity of our balance sheet by prudently managing our financial and operating leverage, appropriately investing our assets, stringently maintaining strong capital and reserve positions and pursuing growth in a disciplined way. In addition, we have a strong focus on measuring the key areas of our business and utilize enhanced financial and actuarial systems for the purpose of evaluating and controlling our business. We are also committed to managing our capital wisely. Because of our strong capital position, we expanded our stock repurchase program and during 2006 repurchased 683,955 shares of our common stock at an aggregate cost of $26.0 million, or $38.05 per share. Through March 2, 2007, we had repurchased an additional 166,890 of our shares, including 116,890 shares under our Rule 10b5-1 plan, at an aggregate cost of $6.6 million, or $39.48 per share and had remaining authority from our Board of Directors to repurchase 437,635 more shares. We will continue to evaluate further stock repurchases in light of market conditions, our capital requirements and financial and business outlook. Our strong capital position also allowed First Professionals to commute its net account quota share reinsurance agreement with Hannover Re effective December 31, 2006. In connection with this commutation, First Professionals assumed loss and loss adjustment expense (“LAE”) reserves previously ceded of approximately $84.0 million and in exchange Hannover Re released to First Professionals the $84.0 million of funds previously withheld under the agreement. We will continue to evaluate opportunities to enhance the return on our capital.

FPIC Insurance Group, Inc.	Form 10-K: 4
Annual Report on Form 10-K Table of Contents

Aggressively manage loss costs through effective claims handling and risk management programs. In addition to prudent risk selection, we manage our loss costs through effective claims handling and risk management initiatives. We seek to minimize our incidence of claims by offering our insureds risk management programs that are designed to assist them in successfully managing their individual risk factors. Once claims are made, we seek to aggressively defend non-meritorious claims and expeditiously settle meritorious claims in order to lower our overall loss costs. Because of this strategy, during the last few years, we have settled fewer cases and taken more cases to court. Our claims management philosophy is intended to minimize the number of claims settled with an indemnity payment. In furtherance of our policy, we employ personnel with significant MPL claims experience and training. In addition, we utilize a select network of defense attorneys to assist us in executing our claims management philosophy.

Recruit and retain experienced management. We have an experienced management team with diverse expertise in insurance, accounting, finance, and legal disciplines. Our management team has an average of more than 20 years of experience in the insurance industry and professions serving the insurance industry. We establish performance expectations and measure performance of our management team consistent with our strategies for creating shareholder value.

Insurance Operations
Prior to the dispositions of our former TPA operations in June 2005 and our former insurance management operations in September 2006, we operated in multiple segments. Currently, we engage only in insurance operations, which we conduct through the following subsidiaries:

—	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
—	FPIC Insurance Agency, Inc., a wholly owned subsidiary of FPIC
—	First Professionals, a wholly owned subsidiary of FPIC
—	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
—	Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
—	Interlex Insurance Company, a wholly owned subsidiary of Intermed
—	Insurance Services, Inc., a wholly owned subsidiary of Intermed
—	Trout Insurance Services, Inc., a wholly owned subsidiary of Intermed

At December 31, 2006, our insurance subsidiaries insured 13,402 MPL policyholders. Our primary focus is on individual professionals, whether or not they practice individually or as a member of a group. We do not provide insurance to hospitals, nursing homes or other large healthcare institutions.

Our MPL insurance line comprised 99.8% of our direct and assumed premiums written for the year ended December 31, 2006. Effective June 30, 2004, all of our fronting programs were terminated and are in run-off. Our Florida market generated 83% of our direct and assumed premiums written for the year ended December 31, 2006.

FPIC Insurance Group, Inc.	Form 10-K: 5
Annual Report on Form 10-K Table of Contents

The following table summarizes our direct and assumed premiums written, subdivided by state.

(in thousands)	For the year ended December 31,
	2006	% of Total	2005	% of Total	2004	% of Total
Florida	$208,198	83%	234,024	81%	231,112	74%
Georgia	13,577	5%	14,281	5%	12,326	4%
Arkansas	8,920	4%	8,969	3%	8,360	3%
Missouri	7,084	3%	10,230	4%	13,179	4%
New York	5,221	2%	5,894	2%	9,187	3%
Texas	3,129	1%	5,147	2%	5,466	2%
Tennessee	—	0%	2,656	1%	14,869	5%
All other	5,295	2%	7,821	3%	18,229	6%
All states	$251,424	100%	289,022	100%	312,728	100%

We reinsure portions of our business, principally through our excess of loss reinsurance program. Although reinsurance does not legally discharge us from our obligations to policyholders as the primary insurer, it does make the reinsurers liable to us to the extent of the risks ceded. The placement of reinsurance with a number of individual companies and syndicates mitigates the concentration of credit risks under our excess of loss reinsurance program. We monitor the financial condition and creditworthiness of our reinsurers periodically and use reinsurance brokers and intermediaries to assist in the process of the placement of our reinsurance. Most of our reinsurers are rated “A-” or better by A.M. Best. Reinsurers that are not authorized or accredited are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to secure their respective balances due.

The following table summarizes our ceded premiums written by program.

(in thousands)	For the year ended December 31,
	2006	2005	2004
Excess of loss reinsurance	$(25,584)	(29,135)	(39,614)
Net account quota share reinsurance	—	(660)	(50,357)
Fronting and other programs	(3,417)	(7,413)	(30,225)
Total ceded premiums written	$(29,001)	(37,208)	(120,196)

FPIC Insurance Group, Inc.	Form 10-K: 6
Annual Report on Form 10-K Table of Contents

    Net premiums written are direct and assumed premiums net of reinsurance ceded. The following table summarizes our net premiums written, subdivided by state, and presents the insurance business and underwriting risks we retain for our own account after reinsurance ceded to others.

(in thousands)	For the year ended December 31,
	2006	% of Total	2005	% of Total	2004	% of Total
Florida	$186,253	84%	208,947	83%	150,184	78%
Georgia	11,595	5%	12,086	5%	7,957	4%
Arkansas	7,690	3%	7,749	3%	6,353	3%
Missouri	5,503	2%	7,933	3%	10,050	5%
New York	5,221	2%	5,894	2%	9,187	5%
Texas	2,592	1%	4,264	2%	4,285	2%
All other	3,569	3%	4,941	2%	4,516	3%
All states	$222,423	100%	251,814	100%	192,532	100%

Our net written premiums grew significantly through 2005 because of significant increases in our premium rates and policyholder growth resulting from withdrawn market capacity. In 2002, we entered into a net account quota share reinsurance agreement under which we ceded a significant portion of our premiums to reinsurers to support our growth. Effective July 1, 2004, we eliminated further cessions under this agreement, thereby allowing us to retain business for our own account that would otherwise have been ceded. During 2006, net written premiums declined, primarily because of a shift in business mix to lower risk specialties, a continued migration to lower policy limits for Florida-based physicians, a lower number of policyholders and an effective rate decrease of 9.2% at First Professionals beginning December 1, 2006. Effective December 31, 2006, we commuted our net account quota share reinsurance agreement with Hannover Re. Also, during February 2007, we commuted, effective January 1, 2007, all assumed reinsurance treaties with Physicians’ Reciprocal Insurers. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Note 19, Subsequent Events.

Our principal insurance subsidiary, First Professionals, was established by Florida physicians, and has served the Florida market for more than 30 years. In Florida, we are endorsed by the Florida Medical Association, the Florida Osteopathic Medical Association, the Florida Dental Association, 20 county medical societies, and 10 state specialty societies. These endorsements, however, do not require us to accept applicants who do not meet our underwriting criteria. Our years in the Florida market have enabled us to develop extensive resources in the state and an extensive understanding of the market, and its regulatory and judicial environments. We believe this market understanding provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.

FPIC Insurance Group, Inc.	Form 10-K: 7
Annual Report on Form 10-K Table of Contents

In addition, we believe our physician-oriented culture and reputation for outstanding client service, among both agents and policyholders, have allowed us to attract and retain many of the preferred risks that we seek in the marketplace. We market our coverage primarily through an established network of independent agents who have specialized knowledge in our markets and many of whom have long-standing relationships with us. We emphasize client service, physician advocacy, commitment to our markets, established relationships with organized medicine and aggressive claims defense, and we believe these emphases differentiate us from our competition. For the year ended December 31, 2006, our policyholder retention rate in Florida was 94% compared to 95% during 2005 and 2004. For the year ended December 31, 2006, national policyholder retention was 92% compared to 94% and 89% during 2005 and 2004, respectively.

We believe that careful risk selection is also integral to our success. Accordingly, we focus on a wide range of underwriting factors, including the individual professional’s practice environment, training, claims history, professional reputation, medical specialty, and geographic location of practice. We underwrite professionals individually, whether they practice individually or as a member of a group. We generally require board certification or board eligibility from an appropriate American specialty board as a prerequisite for coverage.

We also provide comprehensive risk management services to our insureds designed to heighten their awareness of situations giving rise to potential liability, to educate them on ways to improve administration and operation of their medical practices and to assist them in implementing risk management processes.  In addition, we conduct risk management surveys for clinics and large medical groups to help improve their practice procedures.  Complete reports of these surveys that specify areas of the insured’s medical or dental practice that may need attention are provided to the policyholder on a confidential basis. We author three risk management newsletters, contribute multiple articles to professional journals, and provide comprehensive risk management reference materials to our policyholders. We also participate in periodic seminars on risk management to medical societies and other groups.  These educational offerings are designed to increase risk awareness and the effectiveness of loss prevention.

A majority of the policies we offer are on a claims-made basis, where only claims reported to us prior to the expiration of the policy period are covered. We believe our claims-made approach allows us to more accurately estimate our loss exposures and price our coverage than policies written on an occurrence basis, where losses may be reported for a number of years after a policy’s coverage period. We also offer tail policies, which are written on an occurrence basis, to policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice. In our largest market, Florida, many physicians and other medical professionals have responded to increasing MPL insurance premiums by purchasing lower coverage limits. As a result, our purchased policy limits in Florida are lower on average than in many other markets.

FPIC Insurance Group, Inc.	Form 10-K: 8
Annual Report on Form 10-K Table of Contents

    The following table shows the distribution of the policy limits of our insured Florida physicians:

As of Dec 31, 2006		As of Dec 31, 2005		As of Dec 31, 2004
Policy limits of $0.25 million per loss or less	Policy limits of $0.5 million per loss or less	Policy limits of $0.25 million per loss or less	Policy limits of $0.5 million per loss or less	Policy limits of $0.25 million per loss or less	Policy limits of $0.5 million per loss or less
67%	83%	64%	81%	61%	79%

We believe lower policy limits, among other things, contribute to reduced volatility in our loss severity relative to other companies and markets where higher insured limits are prevalent. A decrease in the policy limit distribution may result in an increase in exposure to extra-contractual obligations ("ECO") and claims in excess of policy limits (“XPL”).  Our excess of loss reinsurance program includes coverage for such claims, subject to the coverage limits described in Item 8. Financial Statements and Supplementary Data, Note 5, Reinsurance.

Industry Overview
According to the latest data published by A.M. Best, the medical malpractice insurance market in the United States totaled $11.5 billion in direct premiums written for the year ended December 31, 2005, an increase of one percent over the prior year. The financial performance of the property and casualty insurance industry, and of the MPL insurance sector, has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing, underwriting terms and conditions (a soft insurance market) followed by periods of capacity shortage and lesser competition (a hard insurance market).

We operated under soft market conditions during the latter part of the 1990s. Beginning in 2000, the MPL insurance sector began reporting higher loss costs on coverage written in prior years than had initially been established in loss reserves. These increased loss costs, in certain cases, led to reduced capital to support current and future business and to downgrades in the financial strength ratings of a number of companies in the industry. As a result, through 2003, the market saw significant withdrawal of capacity, including the departure of a number of firms that were market leaders at the time of their withdrawal. Many of the firms that remained in the market responded by significantly raising premium rates, reducing or eliminating discounts and tightening underwriting terms and conditions. Medical professionals responded to the resulting hard market conditions, in some cases, by practicing without coverage, seeking to join with other practitioners to form self-insured groups or purchasing lower limits of coverage. We are now in a softening market, with start-ups in Florida and other markets aggressively seeking market share and with other competitors reducing premium rates in light of favorable claims trends. Due to improved claims results (in particular, dramatically lower claims frequency combined with relatively stable claim severity) effective December 1, 2006, First Professionals implemented the premium rate decrease discussed below.  We expect these market conditions to continue through 2007 and expect to continue to see lower premium rates. For a description of certain regulatory and legislative actions being considered with respect to MPL insurance premium rates in Florida, see the discussion of Industry Overview - Insurance Regulation below.

FPIC Insurance Group, Inc.	Form 10-K: 9
Annual Report on Form 10-K Table of Contents

Insurance Ratings
Insurance-specific ratings represent the opinion of rating agencies about the financial strength of a company and its capacity to meet its insurance obligations. These ratings are based on factors most relevant to policyholders, agents, and intermediaries and are not specifically directed toward the protection of investors. They are not recommendations to buy, sell, or hold a company’s securities. The significance of individual agencies and their ratings vary among different users. They can be significant to investors and lenders, among other factors, as an indication of a company’s suitability for investment or creditworthiness. A.M. Best and Fitch Ratings, Ltd. (“Fitch”) are our primary rating organizations and the only insurance rating agencies that we have engaged to provide a rating on an interactive basis. Other organizations that rate us develop their ratings independently using publicly available data and without consulting with us. These ratings are generally consumer-oriented and involuntary on the part of the company being rated.

An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. In addition, certain independent agents and brokers may establish a minimum A.M. Best rating for participation in a potential market. The significance of the A.M. Best rating to a given company varies depending upon the products involved, the customers and agents and competition and market conditions. In addition, the significance of the A.M. Best rating may vary from state to state. Our insurance subsidiaries have a group financial strength rating from A.M. Best of “A-” (Excellent) with a stable outlook, which is within the secure range of available ratings and represents the fourth highest of 16 rating levels. Our insurance subsidiaries have a group insurer financial strength rating of “A-” (Strong) from Fitch, which represents the third highest of nine rating levels.

Competition
The MPL insurance markets in which we operate are highly competitive from the perspective of pricing and the number of competitors writing business. In Florida, our primary competitors are MAG Mutual Insurance Company, The Doctors Company, ProAssurance Corporation, and The Medical Protective Company. In addition, during the last few years there have been five start-up competitors and more competitors may enter our markets in the future. We also believe that the number of healthcare entities that insure their affiliated physicians through self-insurance may affect our operations, particularly in Florida and Missouri. Many of our competitors and potential entrants to our markets are larger and have considerably greater resources than we have. In addition, because substantial portions of our products are marketed through independent insurance agencies, all of which represent more than one company, we face competition amongst our own agents. We compete within this environment on the basis of our leadership position in our core markets and our relationships with the medical and professional communities we serve.

FPIC Insurance Group, Inc.	Form 10-K: 10
Annual Report on Form 10-K Table of Contents

We believe that the principal competitive factors affecting our business are service, name recognition, and price, and that we are competitive in all of these areas. We enjoy particularly strong name recognition in Florida, our primary market, by virtue of having been organized by, and initially operated for the benefit of, Florida physicians. The services offered to our insureds, as well as the healthcare community in general, are intended to promote name recognition and to maintain and improve loyalty among our insureds. The Florida Medical Association and the Florida Dental Association exclusively endorse First Professionals’ MPL insurance. We are also endorsed by various county and state medical societies. In general, local carriers that have been able to maintain strong customer loyalty dominate the MPL market in their respective states. We seek to grow our position in other chosen markets outside of Florida by targeting certain specialties and focusing on physicians who are claims-free, which has served us well. In 2005, the last year for which statistics were available from the Florida Office of Insurance Regulation (the “Florida OIR”), there were 94 companies writing MPL insurance for physicians and surgeons in the state.  The top five writers had 61% of the market, the second largest of which is a captive program.  First Professionals was the largest writer in the state in 2006 and had a market share of 25%.  APAC was the ninth largest writer in the state in 2006 and had a market share of two percent.

Insurance Regulation
Each of the insurance subsidiaries we own is regulated at the state level. The state insurance departments of Florida and Missouri, where our insurance subsidiaries are domiciled, are the primary regulators. Our insurance subsidiaries are also subject to regulations in other states where they do business. State insurance laws also regulate us as an insurance holding company. Our insurance subsidiaries are required to register and furnish information about operations, management, and financial condition to state insurance departments, primarily in Florida and Missouri. The insurance departments periodically perform financial examinations and market conduct examinations of the insurance companies they regulate. They also require disclosure or approval of material transactions, such as dividends above certain levels from our insurance subsidiaries to the holding company. All transactions within the holding company structure involving our insurance subsidiaries must also be fair and reasonable.

Except as described below, Florida insurance laws do not allow any person to acquire, directly or indirectly, five percent or more of the voting securities of an insurance company without the prior written approval of the Florida OIR. Any purchaser of five percent or more of our common stock is presumed to have acquired a similar level of control of our insurance subsidiaries. Instead of obtaining prior approval, a purchaser of more than five percent, but not more than ten percent, of an insurance company may file a disclaimer of affiliation and control with the Florida OIR. Similar laws exist in Missouri, except that the approval threshold is ten percent or more of a company’s voting securities.

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

FPIC Insurance Group, Inc.	Form 10-K: 11
Annual Report on Form 10-K Table of Contents

Beginning December 1, 2006, First Professionals implemented an effective rate decrease of 9.2% (11.2% before giving effect to the factor included in our rate filings with respect to the July 2006 Florida Insurance Guaranty Association assessment discussed below ) in its MPL premium rates in Florida. At the request of the Florida Insurance Consumer Advocate (the “Consumer Advocate”), the Florida OIR held a public hearing in late January 2007 at which the Consumer Advocate asserted that MPL insurance carriers operating in Florida, including First Professionals and APAC, should be required to implement much larger rate decreases because of improved claims experience due to the tort reforms enacted in Florida in 2003. The Florida OIR has not yet taken any action or made any formal announcement as a result of this hearing.  In addition, bills have been introduced in the Florida Senate and House of Representatives that, if passed and enacted into law, would, among other things, require a prospective reduction in MPL rates for policies issued or renewed on or after October 1, 2007 to rate levels that are at least 25 percent less than the rates for the same coverage that were in effect on October 1, 2004 (under the Florida Senate bill) or September 15, 2003 (under the Florida House of Representatives bill). We cannot predict what, if any, future regulatory or legislative action may be taken with respect to Florida MPL premium rates or what effect any such action may have on our operations, but we believe that our premium rates are appropriate.

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

The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (the “NAIC Codification”). The NAIC Codification became applicable to all statutory-basis financial statements issued after January 1, 2001. While the NAIC Codification represents the official guidance on the statutory-basis of accounting, the individual states and insurance departments continue to have the discretion to modify this guidance or establish their own statutory accounting principles for insurance companies.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess insurers on the basis of written premiums in their particular states. See Item 8. Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies, for additional information on the assessments levied in 2006 by the Florida OIR as a result of the insolvency of the insurance subsidiaries of Poe Financial Group resulting from hurricane activity in 2005 and 2004.

FPIC Insurance Group, Inc.	Form 10-K: 12
Annual Report on Form 10-K Table of Contents

In addition to standard guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. No special assessments for catastrophic losses were made in 2004, 2005, or 2006. Medical malpractice policies have been exempt from assessment by the Florida Hurricane Catastrophe Fund, but this exemption expires on May 31, 2007.

Discussions continue in the United States Congress concerning the future of the McCarran-Ferguson Act, which exempts the "business of insurance" from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation.  It is not possible to predict the effect on our operations of repeal, modification, or any narrowed interpretation of the McCarran-Ferguson Act.

 Tort Reform
Some of the states in which we operate have passed tort reform, including three of our more significant markets, Florida, Georgia and Missouri.

During 2003, Florida enacted legislation specifically directed at MPL insurance reforms. The most significant aspects of this legislation included a $0.5 million cap on non-economic damages, subject to certain conditions, as well as reforms to bad faith statutes with respect to MPL insurance claims.

In 2004, three constitutional amendments relating to medical professional liability were passed by Florida voters. The first amendment, Amendment 3, places limits on fees plaintiffs’ attorneys may collect in medical liability cases. In September 2006, the Florida Supreme Court approved a rule that creates an affirmative obligation on the part of an attorney contemplating a contingency fee contract with respect to a medical liability claim to notify a potential client of the limitations provided in that constitutional provision. The rule, however, allows the potential client to waive that right, if the waiver is in writing and under oath using an approved form. The second amendment, Amendment 7, gives the public greater rights to view previously confidential state complaints filed against doctors and institutions, incident reports filed after medical errors, and documents from error reviews performed by hospitals. In 2005, Florida enacted legislation that places certain limitations on the rights created by Amendment 7 and restricts the application of Amendment 7 to records created, incidents occurring or actions arising after November 2, 2004 and to records created within four years of the request. The third amendment, Amendment 8, would take away the license of any physician who has three malpractice judgments or adverse findings, or “strikes,” by a licensing review organization. During 2005, Florida enacted legislation providing, among other things, that only incidents that occur after November 2, 2004 can be considered a “strike.” This legislation also requires that “strikes” must be determined on the basis of “clear and convincing” evidence, rather than the much lower standard of proof ordinarily required in civil cases, and provides that settlements in disciplinary cases and in civil cases cannot be considered a “strike.”

During 2006, the Florida legislature abolished the doctrine of joint and several liability for MPL cases related to occurrences after April 26, 2006, subject to limited exceptions. Instead, Florida courts will be required to apportion damages in these cases pursuant to a “comparative fault” approach, whereby a defendant’s degree of liability will generally be limited to his or her own percentage of fault.

FPIC Insurance Group, Inc.	Form 10-K: 13
Annual Report on Form 10-K Table of Contents

During February 2005, Georgia passed a comprehensive tort reform bill that provided for, among other things,

—	a $350,000 cap on non-economic damages for all claimants seeking damages for injury or death of a single patient regardless of the number of physician defendants;
—	the elimination of joint and several liability;
—	higher standards to qualify as an expert in a medical malpractice case; and
—	a “clear and convincing evidence” standard and a gross negligence burden of proof for cases involving emergency care, surgical care or obstetrical care.

During March 2005, Missouri passed a comprehensive tort reform bill that provided for, among other things,

—	a $350,000 cap for non-economic damages for all plaintiffs regardless of the number of defendants; and
—	the elimination of joint and several liability for defendants found to be less than 51% at fault.

In general, we believe that these reforms may provide an additional level of stability. Given, however, the recent nature of these developments and the uncertainties surrounding how courts will interpret these laws, as well as the uncertainties surrounding future legislative or voter initiatives, we are unable to determine what specific effect, if any, these developments have had on our claims experience or to predict what their effect may be in the future.

Discontinued Operations - Insurance Management and Third Party Administration
For additional information on our discontinued operations see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Additional Information with Respect to Our Business
We will provide our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after electronically filing such materials with or furnishing them to, the United States Securities and Exchange Commission (“SEC”). Such materials will be provided without charge through our Internet website at www.fpic.com. We also make available free of charge on our website our annual report to shareholders, code of ethics and certain committee charters. Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC.

FPIC Insurance Group, Inc.	Form 10-K: 14
Annual Report on Form 10-K Table of Contents

Item 1A. Risk Factors
Because of our significant concentration in MPL insurance, our profitability may be adversely affected by negative developments and cyclical changes in that industry.
Substantially all of our revenues are generated from our involvement in the MPL insurance industry. Because of our concentration in this line of business, negative developments in the business or economic, competitive, or regulatory conditions affecting the MPL insurance industry, broadly or in our markets, could have a negative effect on our profitability and would have a more pronounced effect on us compared to more diversified companies. The MPL insurance industry historically is cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. During 2006, favorable claims results and increased competition resulted in premium rate decreases in our markets. We cannot predict how market conditions will continue to change, or the manner in which, or the extent to which, any such changes may adversely impact our profitability.

We operate in a competitive environment.
We compete with specialty insurers and self-insurance entities whose activities are limited to regional and local markets, as well as other large national property and casualty insurance companies that write MPL insurance. Our competitors include companies that have substantially greater financial resources and higher financial strength ratings than we have and companies, particularly mutual insurers, reciprocals or trusts that may have lower return on capital objectives than we have. We also face competition from other insurance companies for the services and allegiance of independent agents and brokers, on whose services we depend in marketing our insurance products. Increased competition could adversely affect our ability to attract and retain business at adequate prices and reduce our profits, which could have a material adverse effect on our results of operations and financial condition.

Our geographic concentration means that our performance may be affected by economic, regulatory, and demographic conditions of states in which we operate.
Our business is affected by general economic conditions in the markets in which we operate, which in turn are affected by national general economic conditions. Because our business is concentrated in a limited number of markets, particularly Florida, adverse developments that are limited to a geographic area in which we do business may have a disproportionately greater affect on us than they would have if we did business in markets outside that particular geographic area.

Our success depends on our ability to underwrite risks accurately and to price our products accurately.
The nature of the insurance business is such that the pricing must be determined before the underlying costs are fully known. This requires significant reliance on estimates and assumptions in setting prices. If we fail to assess accurately the risks that we assume, we may fail to charge adequate premium rates, which could reduce income and have a material adverse effect on our results of operations and financial condition. Our ability to assess our policyholder risks and to price our products accurately is subject to a number of risks and uncertainties, including, but not limited to:

—	Competition from other providers of MPL insurance;
—	Price regulation by domiciliary insurance departments;

FPIC Insurance Group, Inc.	Form 10-K: 15
Annual Report on Form 10-K Table of Contents

—	Selection and implementation of appropriate rating formulae or other pricing methodologies;
—	Availability of sufficient reliable data;
—	Uncertainties inherent in estimates and assumptions, generally;
—	Incorrect or incomplete analysis of available data;
—	Our ability to predict retention, investment yields and the duration of our liability for losses and LAE accurately; and
—	Unanticipated court decisions or legislation.

These risks and uncertainties could cause us to underprice our policies, which would negatively affect our results of operations, or to overprice our policies, which could reduce our competitiveness. Either event could have a material adverse effect on our results of operations and financial condition.

Our results and financial condition may be affected by our failure to establish adequate loss and LAE reserves.
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment. In developing our estimates of losses and LAE, we utilize actuarial projection techniques based on our assessment of facts and circumstances then known, historical loss experience data and estimates of anticipated trends. This process assumes that past experience, adjusted for the effects of current developments, changes in operations and anticipated trends, constitutes an appropriate basis for predicting future events. While we believe that our loss and LAE reserves are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and incur a charge or credit to earnings, as the case may be, in the period the reserves are adjusted. Any such adjustment could have a material impact on our results of operations and financial condition. For additional information on our loss and LAE reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unpredictability of court decisions may expose us to claims for extra-contractual obligations and losses in excess of policy limits and could have a material adverse impact on our results of operations.
Our results of operations may be adversely affected by court decisions that expand the liability on our policies after they have been issued and priced or by a judicial body’s decision to accelerate the resolution of claims through an expedited court calendar, thereby reducing the amount of investment income we would have earned on related investments. Additionally, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts and may increase our exposure to losses in excess of our policy limits. Our policy to aggressively litigate claims made against our insureds that we consider unwarranted or claims where reasonable settlement cannot be achieved may increase the risk that we may be required to make such payments. An award against us for extra-contractual liability or losses in excess of policy limits in an amount in excess of the reinsurance coverage we maintain for such liabilities could have a material adverse impact on our financial condition or results of operations.

FPIC Insurance Group, Inc.	Form 10-K: 16
Annual Report on Form 10-K Table of Contents

We are heavily regulated by the states in which we operate and are subject to legislative initiatives and, indirectly, to pressure from consumer groups, which may affect the adequacy of our premium rates, and we may be limited in the way we operate.
We are subject to extensive regulation by the insurance regulatory agencies in each state in which we operate. Regulation is intended for the benefit of the policyholders rather than shareholders. In addition to restricting the amount of dividends and other payments that can be made by our insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to, among other things:

—	Rates charged to insurance customers;
—	Permitted investments and practices;
—	Trade practices;
—	Licensing requirements; and
—	Minimum capital and surplus requirements.

These regulations may impede or impose burdensome conditions on rate increases or other actions that we may desire to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Our premium rates are also subject to legislative action and, indirectly, to pressure from consumer groups. For information concerning certain regulatory and legislative actions being considered with respect to MPL premium rates in Florida, see Item 1. Business - Industry Overview - Insurance Regulation.

The passage of additional tort reforms and the subsequent review of such laws by the courts could have a material impact on our operations.
Tort reforms generally restrict the ability of a plaintiff to recover damages by imposing one or more limitations, including, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and/or limiting venue or court selection. Certain states in which we do business have enacted tort reform legislation. Florida has enacted significant MPL insurance reforms since 2003. For additional discussion on tort reforms passed in some of our markets, see Item 1. Business - Industry Overview - Tort Reform, above. While the effects of tort reform would appear to be beneficial to our business generally, there can be no assurance that such reforms will be effective or ultimately upheld by the courts in the various states if challenged. Further, if tort reforms are effective, the business of providing professional and other liability insurance may become more attractive, thereby causing an increase in competition for our business. In addition, there can be no assurance that the benefits of tort reform will not be accompanied by regulatory actions by state insurance authorities or legislative actions that may be detrimental to our business such as expanded coverage requirements and premium rate limitations or rollbacks.

FPIC Insurance Group, Inc.	Form 10-K: 17
Annual Report on Form 10-K Table of Contents

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
As part of our overall risk management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. We may be unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. If we were unable to renew our expiring coverage or to obtain new reinsurance coverage, our net exposure to risk would increase or, if we were unwilling to bear an increase in net risk exposures we would have to reduce the amount of risk we write.

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

Our revenues may fluctuate with interest rates, investment results, and developments in the securities markets.
We maintain an investment portfolio substantially comprised of fixed income securities.  We rely on the investment income produced by our investment portfolio to contribute to our profitability.  The fair market value of our fixed income securities and their carrying values can fluctuate depending on changes in financial and credit markets, interest rates and credit quality.  Generally, the fair market value of fixed income securities will increase or decrease in an inverse relationship with changes in interest rates, while net investment income earned from fixed income securities will generally follow increases or decreases in interest rates over time.  Future changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income securities, which could have a material adverse effect on our results of operations and financial condition.  Our investment portfolio is also subject to prepayment risk primarily due to our investments in mortgage-backed securities.  An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or because of later than anticipated payments due to rising interest rates.

Our business could be adversely affected by the loss of one or more key employees.
Our success has been, and will continue to be, dependent on our ability to retain the services of our senior management and other key employees and to attract and retain additional qualified personnel in the future. The loss of the services of any of our senior management or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.

FPIC Insurance Group, Inc.	Form 10-K: 18
Annual Report on Form 10-K Table of Contents

We are subject to assessment by state financial guaranty associations.
State insurance guaranty associations or other insurance regulatory bodies may assess us, generally on the basis of insurance written in their states, for the purposes of funding the unpaid claims and policyholder benefits of insolvent insurers or for catastrophes in their states. In 2006, we were assessed $9.4 million at the request of the Florida Insurance Guaranty Association with respect to the insolvency of the insurance subsidiaries of Poe Financial Group resulting primarily from losses sustained in the 2005 and 2004 hurricane seasons. See Item 8. Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies, for additional information on the guaranty assessments levied in 2006. There can be no assurance that we will not be subject to additional assessments with respect to the Poe Insurance Group insolvencies. Although these assessments are generally passed on to our policyholders, such additional assessments or assessments related to other property and casualty insurers that may become insolvent because of hurricane activity or otherwise, could adversely impact our results of operations. To date we are not aware of the need for additional assessments.

If we are unable to maintain a favorable financial strength rating, it may be more difficult for us to write new business or renew our existing business.
Third party rating agencies assess and rate the claims paying ability of insurers based upon criteria established by the agencies. Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. A significant downgrade or withdrawal of any such rating could adversely affect our ability to sell insurance policies and inhibit us from competing effectively. If market conditions for our insurance products become more competitive, competitors with higher financial strength ratings might have a competitive advantage over us.

A decline in our profitability or expected profitability could result in the impairment of assets, including goodwill, deferred policy acquisition costs, and deferred tax assets.
A decline in profitability could call into question the recoverability of our deferred acquisition costs, deferred tax assets, or goodwill and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments - None

Item 2. Properties
 The physical properties used by us are summarized in the table below. We believe that these properties are suitable and adequate for our business as presently conducted.

Description	Location	Type of Property	Owned or Leased	Approximate Square Footage
Corporate headquarters	Jacksonville, FL	Offices	Leased	13,300
Insurance subsidiaries	Jacksonville, FL	Offices	Owned	72,000
Insurance subsidiaries	Plantation, Tampa, Sanford, Coral Gables and Maitland, FL and Springfield, MO	Offices	Leased	20,300

FPIC Insurance Group, Inc.	Form 10-K: 19
Annual Report on Form 10-K Table of Contents

Item 3. Legal Proceedings
We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business. Though we may be involved in routine litigation as a matter of course, we do not expect these cases to have a material adverse effect on our financial condition, results of operations or cash flows. For additional information concerning our commitments and contingencies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data and Note 16, Commitments and Contingencies.

We may also become involved in legal actions not involving claims under our insurance policies from time to time. We have evaluated such exposures as of December 31, 2006, and in all cases, believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have evaluated such exposures as of December 31, 2006, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FPIC.” We estimate that as of March 1, 2007, there were approximately 2,165 shareholders of record of our common stock.

FPIC Insurance Group, Inc.	Form 10-K: 20
Annual Report on Form 10-K Table of Contents

     The following table shows the high and low sales prices per share of our common stock on the NASDAQ Global Select Market for each quarter of 2006 and 2005.

	2006		2005
	High	Low	High	Low
First quarter	$38.47	33.93	$36.00	29.30
Second quarter	$40.49	35.12	$32.96	24.13
Third quarter	$41.49	35.04	$36.75	29.10
Fourth quarter	$41.13	34.35	$39.84	34.14

We have not paid any dividends since our initial public offering in 1996, as we have elected to retain our earnings to support our growth and financial strength. Our Board of Directors will periodically review our dividend policy in the future taking into consideration capital adequacy and assessments of future capital needs. As a holding company with no direct operations other than the management of our subsidiaries, we would rely on cash dividends and other permitted payments from our subsidiaries to pay any future dividends to our shareholders. State insurance laws limit the dividends or other amounts that may be paid to us by our insurance subsidiaries. For further information, see the discussion under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Stock Repurchase Plans
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. Under certain circumstances, limitations may be placed on our ability to repurchase our capital stock by the terms of agreements relating to our junior subordinated debentures. For information regarding these limitations, refer to Item 8. Financial Statements and Supplementary Data, Note 10, Long-term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below. During 2006, we repurchased 683,955 shares of our common stock at an average price per share of $38.05.

The following table summarizes our common stock repurchases for the three-month period ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month
October 1 - 31, 2006	—	$—	—	569,525
November 1 - 30, 2006 *	258,608	$38.34	258,608	310,917
December 1 - 31, 2006 **	206,392	$39.04	206,392	604,525	***

*	Includes 149,858 shares repurchased in November 2006 and settled in December 2006.
**	Includes 68,300 shares repurchased in December 2006 and settled in January 2007.
***	In December 2006, our Board of Directors approved an additional 500,000 shares available for repurchase under our current stock repurchase program.

FPIC Insurance Group, Inc.	Form 10-K: 21
Annual Report on Form 10-K Table of Contents

PERFORMANCE GRAPH

The following performance graph does not constitute soliciting material and shall not be deemed to be incorporated by reference into any other previous or future filings by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this report by reference therein.

The following performance graph compares the cumulative total return for FPIC common stock, the Russell 2000 index and our peer group (the “FPIC Peer Group”) for the five-year period ended December 31, 2006. The FPIC Peer Group represents a peer group that consists of ProAssurance Corporation, SCPIE Holdings, Inc., and American Physicians Capital, Inc. The graph assumes an investment on December 31, 2001, of $100 in each of FPIC common stock, the stocks comprising the Russell 2000 index and the common stocks of the FPIC Peer Group. The graph further assumes that all paid dividends were reinvested. The Russell 2000 index and the FPIC Peer Group are weighted by market capitalization. SNL Financial LC of Charlottesville, Virginia, prepared the calculations for the information below.

FPIC Insurance Group, Inc.	Form 10-K: 22
Annual Report on Form 10-K Table of Contents

Item 6. Selected Financial Data
The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in Item 8. Financial Statements and Supplementary Data, herein. For additional information with respect to our business see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Statement of Income (Loss) Data:	For the year ended December 31,
(in thousands, except earnings per common share)	2006	2005	2004	2003	2002
Direct and assumed premiums written (1), (2)	$251,424	289,022	312,728	340,741	344,727
Net premiums written (2)	$222,423	251,814	192,532	143,134	140,248

Revenues:
Net premiums earned (2)	$226,965	226,042	149,676	131,665	151,684
Net investment income	32,242	25,005	20,627	18,285	20,793
Net realized investment gains (losses)	80	(980)	3,867	2,052	4,688
Finance charges and other income	485	641	637	945	1,260
Total revenues	259,772	250,708	174,807	152,947	178,425

Expenses:
Net losses and loss adjustment expenses	151,648	166,657	125,172	118,974	139,571
Other underwriting expenses (1), (2), (3)	50,983	36,440	12,527	9,443	16,867
Interest expense (4)	4,291	3,495	2,564	5,886	4,762
Other expenses (2), (5)	5,729	8,247	7,433	5,445	1,596
Total expenses	212,651	214,839	147,696	139,748	162,796

Income from continuing operations before income taxes	47,121	35,869	27,111	13,199	15,629
Less: Income tax expense	14,182	10,387	9,256	3,935	5,388
Income from continuing operations	32,939	25,482	17,855	9,264	10,241
Less: Cumulative effect of accounting change (net of income tax benefit) (6)	—	—	—	—	29,578
Discontinued operations (net of income taxes) (7)	18,649	9,540	10,326	7,308	4,635
Net income (loss)	$51,588	35,022	28,181	16,572	(14,702)

Basic Earnings per Common Share:
Income from continuing operations	$3.20	2.50	1.79	0.98	1.09
Cumulative effect of accounting change (6)	—	—	—	—	(3.15)
Discontinued operations (7)	1.82	0.93	1.04	0.77	0.49
Net income (loss)	$5.02	3.43	2.83	1.75	(1.57)

Basic weighted average shares outstanding	10,284	10,220	9,973	9,483	9,387

Diluted Earnings per Common Share:
Income from continuing operations	$3.09	2.37	1.71	0.96	1.09
Cumulative effect of accounting change (6)	—	—	—	—	(3.14)
Discontinued operations (7)	1.74	0.89	0.99	0.76	0.49
Net income (loss)	$4.83	3.26	2.70	1.71	(1.56)

Diluted weighted average shares outstanding	10,671	10,740	10,420	9,665	9,432

FPIC Insurance Group, Inc.	Form 10-K: 23
Annual Report on Form 10-K Table of Contents

Consolidated Statement of Financial Position Data:	As of December 31,
(in thousands)	2006	2005	2004	2003	2002
Total cash and investments	$865,997	764,079	671,116	608,672	526,242
Total assets	$1,219,059	1,308,541	1,271,321	1,182,756	1,026,431
Liability for losses and LAE	$642,955	663,466	635,118	574,529	440,166
Long-term debt (4)	$46,083	46,083	46,083	46,083	—
Revolving credit facility (4)	$—	—	—	—	37,000
Term loan (4)	$—	—	—	—	10,208
Total liabilities	$933,805	1,058,951	1,054,201	996,099	860,518
Shareholders' equity (8)	$285,254	249,590	217,120	186,657	165,913

(1)
During 2002 through 2004, our insurance subsidiaries participated in various fronting programs with other insurance carriers. We retained minimal underwriting risks and received ceding commissions and/or fronting fees as compensation under these programs.

(2)
Effective July 1, 2002, our subsidiary, First Professionals, entered into a finite quota share reinsurance agreement with Hannover Re. In accordance with the agreement, First Professionals ceded quota share portions of its 2002, 2003, and 2004 direct written premiums, net of other reinsurance. The agreement was terminated effective June 30, 2004 and commuted effective December 31, 2006. As a result of the commutation, we will no longer incur the finance charges previously associated with funds withheld under the agreement.

(3)
Effective January 1, 2006, we adopted Financial Accounting Standard (“FAS”) 123(R), Share-Based Payments. Share-based compensation was $2.2 million during 2006, compared to $0.6 million during 2005. Approximately $1.1 million of the increase in share-based compensation is the result of adopting FAS 123(R).

(4)
During 2003, we retired our revolving credit facility and term loan in the amount of $47.2 million and completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. In connection with this transaction, we settled and purchased certain derivative financial instruments. For additional information, see Item 8. Financial Statements and Supplementary Data, Notes 10, Long-term Debt, and 11, Derivative Financial Instruments.

(5)	During 2006 and 2005, we recorded charges of $0.2 million and $0.8 million, respectively, for severance and post-employment benefits of certain former officers.
(6)	We adopted FAS 142, Goodwill and Intangible Assets, effective January 1, 2002, and recorded a non-cash charge of $29.6 million, net of an income tax benefit of $18.8 million.
(7)
During 2005, we disposed of our TPA operations. During 2006, we disposed of our insurance management operations. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 17, Discontinued Operations.

FPIC Insurance Group, Inc.	Form 10-K: 24
Annual Report on Form 10-K Table of Contents

(8)
We adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006, and recorded a non-cash charge to accumulated other comprehensive loss, a component of shareholders’ equity, of $1.2 million, net of an income tax benefit of $0.7 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis ("MD&A") should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report. The consolidated financial statements include the results of all of our wholly owned subsidiaries. Except for the historical information contained here, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A. Risk Factors.

Business Overview
We operate in the MPL insurance sector of the property and casualty insurance industry. Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for professional corporations under which physicians or dentists practice. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida. Based on 2005 premium data published by A.M. Best, Florida is the third largest market for MPL insurance in the United States. We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence, and resources.

Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor. Our former TPA operations, which provided administrative and claims management services to employers, primarily in Florida, were sold in 2005. For additional information on our discontinued operations, see Item 8. Financial Statements and Supplementary Data, Note 17, Discontinued Operations.

Highlights
—
Our consolidated net income for the year ended December 31, 2006 increased 47% compared with the same period in 2005. Our consolidated net income for the year ended December 31, 2005 increased 24% compared with the same period in 2004.

—
During 2006, we sold our insurance management operations for $39.1 million in cash, which reflects a post-closing working capital adjustment of $0.9 million. In connection with the transaction, we also received a cash distribution of approximately $5.9 million from the operations prior to the sale. We recognized an $11.6 million after-tax gain on the disposition of these operations. During 2005, we sold our TPA operations and recognized a $1.7 million after-tax gain related to the sale.

FPIC Insurance Group, Inc.	Form 10-K: 25
Annual Report on Form 10-K Table of Contents

—
Our consolidated income from continuing operations for the year ended December 31, 2006 increased 29% compared with the same period in 2005. Our consolidated income from continuing operations for the year ended December 31, 2005 increased 43% compared with the same period in 2004.

—
Our net premiums written for the year ended December 31, 2006 declined 12%, compared with the same period in 2005 primarily as a result of a shift in business mix to lower risk specialties and to a lesser extent, a continued migration to lower policy limits for Florida-based physicians, a lower number of policyholders compared with the same period in the prior year and an effective rate decrease of 9.2% at First Professionals beginning December 1, 2006. Our net premiums written for the year ended December 31, 2005 increased 31% compared with the same period in 2004 primarily as a result of the termination of cessions under the Hannover Re net account quota share reinsurance agreement as of June 30, 2004.

—
We have continued our targeted market focus, with 2006 policyholder retention in Florida at 94% and overall policyholder retention at 92% compared to 2005 and 2004 policyholder retention in Florida at 95% and overall policyholder retention at 94% and 89%, respectively.

—
Our net premiums earned for the year ended December 31, 2006 were flat compared with the same period in 2005 primarily because of the shift in business mix to lower risk specialties, a continued migration to lower policy limits for Florida-based physicians and a lower number of policyholders compared with the same period in the prior year.  The impact of these factors was offset by the termination of cessions under the Hannover Re net account quota share reinsurance agreement, under which ceded earned premiums were $8.4 million for the twelve months ended December 31, 2005. Our net premiums earned for the year ended December 31, 2005 increased 51% compared with the same period in 2004 primarily as a result of the termination of cessions under the Hannover Re net account quota share reinsurance agreement.

—
We commuted our net account quota share reinsurance agreement with Hannover Re effective December 31, 2006, which resulted in the assumption of $84.0 million in loss and LAE reserves previously ceded under the agreement. Because of the commutation, we will no longer incur the finance charges previously associated with funds withheld under the agreement.

—
Our calendar year loss ratio improved to 67% for the year ended December 31, 2006, (compared to 74% and 84% for the years ended December 31, 2005 and 2004, respectively), as a result of favorable loss experience, including a significant reduction in reported claims and incidents for the year. The severity of our claims continued to be within our expectations.

—	We experienced favorable prior year loss development of $5.1 million during 2006, primarily because of lower expected ultimate losses for the 2004 and 2005 accident years.
—
For the year ended December 31, 2006, our expense ratio was 22% compared to 16% and 8% for the same periods in 2005 and 2004, respectively. Our other underwriting expenses for the year ended December 31, 2006 included two state guaranty fund assessments totaling $9.4 million ($5.8 million after-tax) related to the insolvency of the insurance subsidiaries of Poe Financial Group. No assessments were levied in 2005 or 2004.

FPIC Insurance Group, Inc.	Form 10-K: 26
Annual Report on Form 10-K Table of Contents

—	Portfolio growth and a higher overall yield contributed to a 29% increase in our net investment income for the year ended December 31, 2006 compared to a 21% increase for the same period in 2005.
—	Our shareholders’ equity increased 14% and our insurance surplus increased 17% as of December 31, 2006 compared to the balances as of December 31, 2005.
—
We repurchased 683,955 shares of our common stock during 2006 at an average price of $38.05 per share; as of March 2, 2007, an additional 166,890 shares of our common stock have been repurchased, including 116,890 shares through our Rule 10b5-1 plan, at an average price of $39.48 per share; 437,635 shares remain available for repurchase under the current stock repurchase program.

—	During 2006, Fitch assigned an A- (strong) insurer financial strength rating to our insurance subsidiaries.

Recent Developments
—
During February 2007, our subsidiary, First Professionals, entered into an agreement with Physicians’ Reciprocal Insurers (“PRI”) to commute, effective January 1, 2007, all assumed reinsurance treaties with PRI where First Professionals acted as a reinsurer. These treaties covered excess of loss reinsurance and reinsurance for PRI’s death, disability and retirement risks. Under the terms of the agreements, First Professionals paid cash and delivered securities with an aggregate value of approximately $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals. The corresponding net liabilities related to these agreements carried by First Professionals as of December 31, 2006 totaled $103.4 million. This transaction will be reflected in our first quarter 2007 financial statements.

—
The Florida OIR is considering assertions made by the Consumer Advocate that Florida MPL insurance rates should be significantly lowered. In addition, bills have been introduced in the Florida Senate and House of Representatives that, if passed and enacted into law, would, among other things, require a prospective reduction in MPL rates for policies issued or renewed on or after October 1, 2007 to rate levels that are at least 25 percent less than the rates for the same coverage that were in effect on October 1, 2004 (under the Florida Senate bill) or September 15, 2003 (under the Florida House of Representatives bill). We cannot predict what, if any, future regulatory or legislative action may be taken with respect to Florida MPL premium rates or what effect any such action may have on our operations, but we believe that our premium rates are appropriate.

—
On February 20, 2007, A.M. Best upgraded the financial strength rating of our insurance subsidiaries to “A-“ (Excellent) with a stable outlook from a financial strength rating of “B++” (Good) with a stable outlook.

Industry Overview
For a discussion of industry factors affecting us, see Item 1. Business - Industry Overview.

Business Strategy
For a discussion of our business strategy, see Item 1. Business - Business Strategy.

FPIC Insurance Group, Inc.	Form 10-K: 27
Annual Report on Form 10-K Table of Contents

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition, results of operations and liquidity and capital resources is based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances and evaluate them on an ongoing basis. The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies discussed in the remainder of this section of our MD&A affect our more significant judgments and estimates used in preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations and Liquidity and Capital Resources that follow. Information about the significant accounting policies we use in the preparation of our consolidated financial statements is included in Item 8. Financial Statements and Supplementary Data, Note 2, Significant Accounting Policies.

Liability for Losses and LAE - Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment. MPL insurance is our primary line of business and accounted for $630.2 million and $644.8 million, or 98% and 97%, of our total consolidated liability for losses and LAE as of December 31, 2006 and 2005, respectively.

Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured events as of the end of the period. The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”). Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our claims-made only policy coverage.

FPIC Insurance Group, Inc.	Form 10-K: 28
Annual Report on Form 10-K Table of Contents

    The following table summarizes our liability for losses and LAE by line of business:

(in thousands)	As of December 31, 2006			As of December 31, 2005
	Case reserves	IBNR *	Total reserves	Case reserves	IBNR *	Total reserves
Gross basis:
Medical professional liability	$440,373	189,852	630,225	$479,213	165,539	644,752
Other lines	10,563	2,167	12,730	15,266	3,448	18,714
Total gross reserves	$450,936	192,019	642,955	$494,479	168,987	663,466

Net basis:
Medical professional liability	$347,510	134,803	482,313	$281,575	76,930	358,505
Other lines	2,529	(755)	1,774	4,553	(3,439)	1,114
Total net reserves	$350,039	134,048	484,087	$286,128	73,491	359,619

*	Includes case reserve development

IBNR as a component of our total reserves has increased in recent years as a result of higher estimates of LAE, such as legal defense and related costs, driven by the stricter claims philosophy we adopted in 2001, which focuses on aggressively defending non-meritorious claims in order to lower overall claims costs. While we believe this approach has been beneficial to our results in total, it has increased our estimates for LAE costs as an individual component. Establishing case reserves for LAE is inherently difficult since the level of costs ultimately necessary to resolve a case tends to increase over time and can vary significantly based on factors such as whether and when a case is taken to trial. Therefore, a substantial portion of total LAE reserves is reflected in our estimates for case reserve development. Additionally, our stricter claims philosophy has resulted in a relatively lower number of cases with an indemnity case reserve, which has also resulted in an increase in IBNR as a component of total reserves.

Actuarial techniques and primary factors that impact our reserve estimates
We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business. The actuarial techniques we use that are material to our evaluation of loss and LAE reserves include the following:

—	Loss Development Methods (Incurred and Paid Development);
—	Berquist-Sherman Case Reserve Adjustment Method;
—	Frequency/Severity Methods;
—	Allocated Loss Adjustment Expense (“ALAE”) Development Methods (Incurred and Paid Development);
—	Bornhuetter-Ferguson Expected Loss Projection Methods; and
—	Backward Recursive Method

FPIC Insurance Group, Inc.	Form 10-K: 29
Annual Report on Form 10-K Table of Contents

Each technique has inherent benefits and shortcomings (i.e., biases), particularly when applied to company-specific characteristics and trends. For example, certain methods (e.g., the Bornhuetter-Ferguson methods) are more relevant to immature accident years, and other methods (e.g., the loss development methods) provide more meaningful information for years with a greater level of maturity. Because each method has its own set of attributes, we do not rely exclusively upon a single method. Rather, we evaluate each of the methods for the different perspectives that they provide. Each method is applied in a consistent manner from period to period and the methods encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.

Using internal actuarial staff, we analyze and develop projections of ultimate losses that are utilized in establishing our carried reserves. In performing our review, we separate reserves by line of business, coverage type, layer of coverage, geography, and accident year. By doing so, we are able to evaluate the unique patterns of development and trends for each line of business. We then select a point estimate for each line of business with due regard for the age, characteristics and volatility of the portion of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type. This series of selected point estimates, along with other relevant quantitative and qualitative information, is then evaluated by management to produce our best estimate and our range of projected ultimate losses based upon the various methods discussed above. We develop our range by selecting and applying a factor to our best estimate in order to produce the upper end of our range, which is reflective of the outcomes of higher projections. A similar method is used to arrive at the low end of our range. In general, the width of a range reflects the level of variability in the underlying projections, and a typical range of reasonable values for MPL business is considered to be as wide as 15%. Therefore, in addition to the performance of the business itself, our financial condition, results of operations and cash flows are sensitive to our reserve estimates and judgments. The range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2006 was $429.0 million to $498.6 million.

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm as an objective confirmation of the adequacy of our carried reserves. Our best estimate may differ from the selected reserve estimate of our independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below. While our assessment may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate. The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves. The reserve opinions of our independent actuary for the years ended December 31, 2006 and 2005 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.

FPIC Insurance Group, Inc.	Form 10-K: 30
Annual Report on Form 10-K Table of Contents

The primary factors affecting our estimates of ultimate reserves for insurance claims, defense, and other related costs, including how much we pay for a given claim, include the following:

—	Frequency and severity trends (numbers of claims and how much we will pay for each claim on average);
—	The timing or pattern of future payments;
—	The amount of defense costs we will pay for each claim or group of claims;
—	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment); and
—	Inflationary trends that are expected to bear on future loss and LAE payments.

These factors, in turn, can be affected by external events, including changes in the judicial environment and tort-related trends over time. For example, the removal or significant weakening of one or more of the tort reforms passed in our largest market, Florida, could result in an unexpected increase in claim frequency and/or severity. In addition, these factors may also be impacted by internal events, such as changes in our business mix or claims handling philosophy. Determining whether such events are reasonably likely to occur and attempting to quantify the impact of an individual event are inherently difficult. We utilize our experience and judgment and consider these factors as well as historical experience and the results of applied actuarial techniques when evaluating the adequacy of carried loss and LAE reserves. All of the above-mentioned factors individually can and will generally vary from one period to the next over time but are estimated to approximate their ultimate values in setting reserve estimates.

      In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and LAE reserves, it is also important to understand that the MPL sector of the property casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim. For instance:

—	In 2006, we ended the year with 13,402 professional liability policyholders and paid a total of $53.0 million in loss payments (indemnity only) on 322 claims.
—	In 2005, we ended the year with 14,055 professional liability policyholders and paid a total of $60.8 million in loss payments (indemnity only) on 391 claims.

Given the magnitude of our reserves and these characteristics, even a relatively small change in the number of claims we expect to pay (i.e., frequency) or a relatively small percentage change in the average cost per claim (i.e., severity) could have a significant impact on our reserves and, correspondingly, our financial position, results of operations and cash flows. This is the case for other key assumptions as well, such as the frequency of reported claims and incidents that will ultimately close with an indemnity payment versus those that will close without an indemnity payment. In addition, due to the relatively small number of claims ultimately resulting in an indemnity payment and the average cost per claim, any change in the trends assumed in the ultimate values for these factors could result in a significant change in our reserve estimates. Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to results of operations and may be material to our financial position.

FPIC Insurance Group, Inc.	Form 10-K: 31
Annual Report on Form 10-K Table of Contents

    Roll forward of consolidated liability for losses and LAE
    The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)	For the year ended December 31,
	2006	2005	2004
Net loss and LAE reserves, January 1	$359,619	301,699	298,763

Incurred related to:
Current year	156,711	166,687	124,699
Prior years	(5,063)	(30)	473
Total incurred	151,648	166,657	125,172

Paid related to:
Current year	10,166	21,023	16,517
Prior years	103,430	97,894	105,719
Total paid	113,596	118,917	122,236

Commutation (1), (2), (3)	86,416	10,180	—

Net loss and LAE reserves, December 31	$484,087	359,619	301,699

Gross loss and LAE reserves, December 31	$642,955	663,466	635,118
Reinsurance recoverables, December 31	158,868	303,847	333,419
Net loss and LAE reserves, December 31	$484,087	359,619	301,699

(1)
Effective December 31, 2006, First Professionals commuted its net account quota share reinsurance agreement with Hannover Re. Under the terms of the commutation agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $84.0 million and in exchange Hannover Re released to First Professionals the funds withheld under the agreement of $84.0 million. No gain or loss was recognized on the transaction.

(2)
During November 2006, First Professionals entered into an agreement with CX Re to commute its ceded reinsurance agreement. Under the terms of the agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $2.4 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

(3)
During May 2005, First Professionals and APAC entered into agreements to commute their 25% quota share reinsurance ceded to American Professional Assurance, Ltd. (“APAL”). Under the terms of the agreement, First Professionals and APAC assumed loss and LAE reserves previously ceded of approximately $10.2 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

FPIC Insurance Group, Inc.	Form 10-K: 32
Annual Report on Form 10-K Table of Contents

Losses and LAE related to the current year decreased approximately 6% for the year ended December 31, 2006 compared to 2005. As noted in our discussion of results of operations below, our net premiums earned remained flat for the year ended December 31, 2006 compared to 2005. Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year decreased to 69% for the year ended December 31, 2006 compared to 74% for the same period in 2005. Our decline in losses and LAE for the current year reflects favorable claims trends, including a significant reduction in newly reported claims and incidents. Severity of claims also continued to be within our expectations.

Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years. Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made. As noted in the table above, our loss and LAE reserve estimates for prior years decreased approximately $5.1 million. The favorable prior year loss development reflects a decline in expected ultimate losses for years prior to 2006, primarily the 2004 and 2005 accident years, as a result of improved claim trends including lower frequency, a lower number of claims closed with indemnity payment and stable severity.

While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Loss Reserve development table
The following table sets forth on a calendar year basis, the development of our liability for losses and LAE, net of amounts recoverable under reinsurance arrangements, for the ten-year period preceding the year ended December 31, 2006, and the cumulative amounts paid with respect to such reserves.  Development reflects the difference between the amount we previously established as loss reserves and the re-estimated liability as of the end of each succeeding year.  Favorable development, or redundancy, means that we now believe we will have to pay less for related claims than we had previously set aside in reserves and have revised our reserve estimates accordingly.  Adverse development, or deficiency, means that we now believe we will have to pay more for related claims and have increased our reserve estimates.  The table also provides a reconciliation of our liability net of reinsurance to the gross liability before reinsurance, as it is shown on our consolidated statements of financial position.

The net cumulative redundancy / (deficiency) shown in the table below for each year end includes accident year development for all years leading up to that year.  For example, for the year ended December 31, 2006, there was $2.2 million of favorable development for accident year 2004 reserves (for all accident years leading up to 2004).  This favorable development consists of $8.5 million of adverse development for accident years 2003 and earlier, offset by $10.7 million of favorable development for accident year 2004.  Further, the net cumulative redundancy / (deficiency) shown in the table below also includes development for multiple calendar years.  For example, the $36.4 million cumulative deficiency in 2003 consists of $8.5 million of development during calendar year 2006, $27.4 million of development during calendar year 2005, and $0.5 million of development during calendar year 2004.

FPIC Insurance Group, Inc.	Form 10-K: 33
Annual Report on Form 10-K Table of Contents

As the table below indicates, our reserve estimates can vary over time based on actual results and our assessment of the impact of recent conditions and trends.  For example, the cumulative net reserves carried at the end of calendar years 1996 through 1998 have been higher than subsequent payments and re-estimates and have developed downward (i.e., redundantly). In contrast, net reserves at the end of calendar years 1999 through 2003 have increased from the amounts initially carried and have developed upward (i.e., deficiently).  Improvements in recent years have resulted in a redundancy in the cumulative net reserves carried at the end of 2006 as compared to our prior estimates. The following factors have contributed to the variation in our historical loss development:

•
Prior to 1998, reserves represented only those of First Professionals and were primarily related to MPL insurance business written in Florida. Claim results for this period were generally favorable and resulted in lower reserve estimates.

•
Beginning in 1998, the composition of our business and our reserves changed because of acquisitions, geographic expansion, and increased writings in other lines of insurance, such as accident and health and assumed reinsurance. These events contributed additional volatility to our reserve estimates.

•	We experienced adverse development for accident years 1998 through 2002 because of higher than expected claim trends in Missouri.

•
We experienced adverse development for accident years 1998 through 2001 in our core Florida book primarily due to increases in ALAE for those report years as a result of the stricter claims handling philosophy implemented in 2001. This philosophy resulted in increases in ALAE costs for open claims including claims for prior accident years. Although our claims handling philosophy has decreased overall loss costs, it had an adverse affect on older report years where higher loss adjustment expenses were not entirely offset by lower indemnity expenses.

•
We experienced adverse development for accident years 1998 through 2004 due to a former assumed reinsurance program. This reinsurance program has been in run-off since 2004 and was commuted effective January 1, 2007 as discussed in Item 8. Financial Statements and Supplementary Data, Note 19, Subsequent Events.

•
Accident years 2002 through 2005 have developed favorably overall, in particular accident years 2003 and 2004. We have experienced favorable development on these years because of improved claim trends, including lower frequency, a lower number of claims closed with indemnity payment, and stable severity, in part due to the strict claims philosophy adopted in 2001.

FPIC Insurance Group, Inc.	Form 10-K: 34
Annual Report on Form 10-K Table of Contents

(in millions)
Year Ended December 31,(1)	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Liability for losses and LAE, Net	$484.1	359.6	301.7	298.8	272.0	238.1	223.6	214.7	200.8	174.0	161.1

Re-estimated net liability as of:
One Year Later		354.6	301.7	299.2	272.5	240.5	232.2	221.2	182.2	159.6	146.0
Two Years Later			299.5	326.6	288.2	250.1	231.6	222.3	182.5	142.4	127.5
Three Years Later				335.2	320.3	273.2	238.8	221.3	183.4	141.9	112.8
Four Years Later					328.5	297.4	255.6	231.9	183.5	140.7	106.6
Five Years Later						301.2	269.3	231.8	192.6	141.4	105.9
Six Years Later							268.8	243.1	189.4	144.4	106.8
Seven Years Later								241.8	197.1	143.3	109.7
Eight Years Later									197.1	145.7	110.1
Nine Years Later										145.7	109.9
Ten Years Later											109.9

Cumulative paid as of:
One Year Later		17.0	97.9	105.7	89.0	96.5	95.9	91.3	76.3	49.7	33.1
Two Years Later			97.5	192.8	177.4	162.9	163.9	152.9	121.2	90.2	62.6
Three Years Later				208.6	237.4	214.8	200.8	185.1	153.2	115.3	88.6
Four Years Later					265.5	248.4	223.0	206.4	168.5	127.8	98.0
Five Years Later						269.9	240.3	216.8	179.5	134.3	102.4
Six Years Later							250.4	227.5	184.2	137.6	105.7
Seven Years Later								232.5	190.2	139.6	106.3
Eight Years Later									193.0	142.5	108.0
Nine Years Later										144.0	108.4
Ten Years Later											108.8

Net cumulative redundancy / (deficiency)	$—	5.1	2.2	(36.4)	(56.4)	(63.1)	(45.2)	(27.2)	3.7	28.3	51.2
% Redundancy / (Deficiency)		1%	1%	-12%	-21%	-27%	-20%	-13%	2%	16%	32%

Gross liability-end of year	$643.0	663.5	635.1	574.5	440.2	318.5	281.3	273.1	242.4	188.1	172.7
Reinsurance recoverables- end of year	158.9	303.8	333.4	275.8	168.2	80.4	57.7	58.4	41.6	14.1	11.6
Net liability-end of year	$484.1	359.6	301.7	298.8	272.0	238.1	223.6	214.7	200.8	174.0	161.1

Gross re-estimated liability-latest	$—	656.6	665.6	681.9	571.8	418.0	351.4	294.7	225.0	161.9	118.2
Reinsurance recoverables-latest	—	302.0	366.1	346.7	243.3	116.8	82.6	52.8	27.9	16.2	8.3
Net re-estimated liability-latest	$—	354.6	299.5	335.2	328.5	301.2	268.8	241.8	197.1	145.7	109.9

(1)
Data presented in the table above represents consolidated information of all our insurance subsidiaries commencing from their respective dates of acquisition. Data presented from 1996 to 1997 reflects only First Professionals’ liability for losses and LAE. The 1998 year reflects losses and LAE data for First Professionals and APAC. The data presented from 1999 to 2006 reflects all of our insurance subsidiaries.

FPIC Insurance Group, Inc.	Form 10-K: 35
Annual Report on Form 10-K Table of Contents

    Reserve for Extended Reporting Endorsements - A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability, and retirement (“DD&R”) insurance benefit. Coverage is provided to the physician for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability, or retirement. The loss exposure associated with this product is known as extended reporting endorsement claims. The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums. Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE. Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is necessary. At December 31, 2006 and 2005, our carried DD&R reserves, which include assumed reserves pursuant to a reinsurance agreement established in the year 2000, were $81.0 million and $72.9 million, respectively, which include a discount related to the present value calculation of approximately $31.4 million and $29.4 million, respectively. A one percentage point change in our discount rate of 5% related to our DD&R reserves as of December 31, 2006, would result in an approximate addition or reduction in our reserve of approximately $8.6 million. Effective January 1, 2007, we commuted our assumed DD&R reserves. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 19, Subsequent Events.

Investments - Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed income investments. Our fixed income securities and short-term investments are carried at their fair values and accounted for $720.7 million or 99% of our total investments and 59% of our total assets as of December 31, 2006, compared to $664.3 million or 99% of our total investments and 51% of our total assets as of December 31, 2005. Fair value is determined using the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Unrealized gains or losses in their fair values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive (loss) income. Gross unrealized investment gains were $2.3 million and gross unrealized investment losses were $9.4 million as of December 31, 2006.

GAAP requires that the book value of investments be written down to fair value when declines in value are considered other-than-temporary. When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established. For the years ended December 31, 2005 and 2004, we recorded a pre-tax charge to earnings for investments that were other-than-temporarily impaired of $0.7 million and $0.8 million, respectively. No investment impairments were recorded during 2006. We evaluate our investment portfolio on a quarterly basis to identify securities that may be other-than-temporarily impaired. Our analysis takes into account relevant factors, both quantitative and qualitative in nature.

FPIC Insurance Group, Inc.	Form 10-K: 36
Annual Report on Form 10-K Table of Contents

Among the factors we consider are the following:

—	The length of time and the extent to which fair value has been less than cost;
—
Issuer-specific considerations, including an issuer's short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default;

—	The occurrence of a significant economic event that may affect the industry in which an issuer participates; and
—	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value.

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

Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions subsequent to the statement of financial position date could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies, or municipalities in which we maintain relatively large investment holdings.

Income Taxes - We operate in income tax-paying jurisdictions and provide for income taxes in accordance with the provisions of FAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations. We have not established a valuation allowance, as we believe it is more likely than not that our deferred tax assets will be fully realized. For additional information concerning our income taxes, see Item 8. Financial Statements and Supplementary Data, Note 8, Income Taxes.

FPIC Insurance Group, Inc.	Form 10-K: 37
Annual Report on Form 10-K Table of Contents

Reinsurance - Reinsurance does not relieve us from our primary obligations to policyholders. Therefore, the failure of reinsurers to honor their obligations could result in losses to us. The amounts recoverable from reinsurers on our unpaid losses and LAE are calculated by applying the terms of the respective reinsurance contracts to our estimates of the underlying loss and LAE reserves that are subject to reinsurance. Thus, to the extent our reinsured reserves change or are adjusted, so will the related reinsurance recoverable and our exposure.

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

Share-Based Payments - On January 1, 2006, we adopted the provisions of FAS 123(R) using the modified prospective method. Prior period financial statements have not been restated to reflect fair value share-based compensation expense. Prior to the adoption of FAS 123(R), we followed the intrinsic value method in accordance with Accounting Principles Board (“APB”) 25 to account for our employee stock options. Accordingly, no compensation expense was recognized in connection with the issuance of stock options under our share-based compensation plans. However, compensation expense was recognized in connection with the issuance of restricted stock.

Beginning January 1, 2006, we recognized share-based compensation expense for (i) all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of FAS 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). We recognize share-based compensation expense under FAS 123(R) ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to FAS 123(R), we are required to estimate the amount of expected forfeitures when calculating share-based compensation costs, instead of accounting for forfeitures as incurred, which was allowed under previous guidance. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant as the amount related solely to our January 2005 restricted stock awards and our financial statements already reflected an appropriate adjustment to compensation expense for forfeitures. In determining the pool of windfall tax benefits for purposes of calculating assumed proceeds under the treasury stock method, we exclude the impact of pro forma deferred tax assets. We elected to use the short-cut method in determining our pool of windfall tax benefits upon adoption of FAS 123(R). For additional information on our share-based compensation plans, see Item 8. Financial Statements and Supplementary Data, Note 9, Share-Based Compensation Plans.

FPIC Insurance Group, Inc.	Form 10-K: 38
Annual Report on Form 10-K Table of Contents

    The following table shows comparative net income had share-based compensation expense been recognized in our financial statements under previous accounting guidance.

(in thousands, except earnings per common share)	For the year ended December 31,
	2006	2005	2004
Reported net income	$51,588	35,022	28,181
Share-based compensation expense determined under the fair value based method, net of income taxes	—	(1,166)	(1,231)
Comparative net income	$51,588	33,856	26,950

Basic earnings per common share as reported	$5.02	3.43	2.83
Basic earnings per common share comparative	$5.02	3.32	2.71
Basic weighted-average common shares outstanding	10,284	10,220	9,973

Diluted earnings per common share as reported	$4.83	3.26	2.70
Diluted earnings per common share comparative	$4.83	3.15	2.58
Diluted weighted-average common shares outstanding	10,671	10,740	10,420

Pension Benefits - In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). In accordance with FAS 158, we recognized a liability for the under-funded status of our defined benefit plans for the difference between the plans’ projected benefit obligation and the fair value of plan assets. We also recorded all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive (loss) income. Such amounts are reclassified into earnings as components of net periodic benefit cost pursuant to the current recognition and amortization provisions of FAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. FAS 158 requires us to measure plan assets and benefit obligations as of the date of our statement of financial position. As allowed by the standard, we will adopt the measurement date requirement in fiscal year 2008. We currently use a measurement date of October 1 for our pension plans. The impact of adopting the measurement date requirement is not expected to be significant.

FPIC Insurance Group, Inc.	Form 10-K: 39
Annual Report on Form 10-K Table of Contents

     The incremental effect of applying FAS 158 on individual line items in the consolidated statement of financial position is presented in the table below.

(in thousands)
As of December 31, 2006	Before Application of FAS 158	Additional Minimum Liability ("AML") Adjustment	Post AML Adjustment	Adjustments to adopt FAS 158	After Application of FAS 158
Other assets	$10,825	(190)	10,635	(21)	10,614
Deferred income taxes	$35,908	—	35,908	734	36,642
Total assets	$1,218,536	(190)	1,218,346	713	1,219,059
Other liabilities	$37,244	(190)	37,054	1,882	38,936
Total liabilities	$932,113	(190)	931,923	1,882	933,805
Accumulated other comprehensive loss	$(4,808)	—	(4,808)	(1,169)	(5,977)
Total shareholders' equity	$286,423	—	286,423	(1,169)	285,254

Deferred Policy Acquisition Costs and Deferred Ceding Commissions - Deferred policy acquisition costs consist primarily of commissions and premium taxes, which vary with and are directly related to the production of new and renewal insurance business. Acquisition costs are deferred and amortized over the period in which the related premium is earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

We previously had deferred ceding commissions under the Hannover Re net account quota share reinsurance agreement, which were deferred and earned over the period in which the related ceded premium was earned by the reinsuring company.  We terminated cessions under the agreement effective June 30, 2004 and then commuted the agreement effective December 31, 2006.  As a result of the termination of cessions under the agreement, there were no deferred ceding commissions reported in our consolidated statements of financial position as of December 31, 2006 and 2005.  The amortization of the deferred ceding commissions, which was recorded as a reduction to other underwriting expenses, was $0.8 million and $11.7 million for the years ended December 31, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets - In accordance with FAS 142, Goodwill and Other Intangible Assets, we make an annual assessment by reporting unit as to whether the value of our goodwill is impaired. We completed such assessments in 2006, 2005 and 2004 and concluded that the value of our goodwill was not impaired. We use both a market-based valuation analysis and a discounted cash flow analysis to estimate the fair value of each reporting unit. Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value. During 2006, we sold our insurance management operations, which included $8.0 million in goodwill, to a private investor.

FPIC Insurance Group, Inc.	Form 10-K: 40
Annual Report on Form 10-K Table of Contents

As of December 31, 2005, we recognized an impairment charge of $0.4 million related to one of our intangible assets, which we believed did not have a remaining useful life. This impairment charge was incurred within our insurance reporting unit and is reported in other expenses in the consolidated financial statements. After the recognition of the impairment charge, there were no remaining intangible assets recorded in our consolidated statement of financial position as of December 31, 2005.

Derivative Financial Instruments - We account for our derivatives in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities as amended by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We use derivative financial instruments as cash flow hedges to manage market risks related to the effects of changes in interest rates on our floating rate long-term debt. The cost of these contracts is being amortized over their respective maturities. In addition, the remaining balances are adjusted and carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive income. The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the hedged item. The related amount payable to or receivable from the counterparties is included as adjustments to accrued interest. See Item 8. Financial Statements and Supplementary Data, Note 11, Derivative Financial Instruments, for additional information on our derivatives.

Revenue Recognition - Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy. In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write down of deferred policy acquisition costs and corresponding charge to income. In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

Commitments and Contingencies - For information concerning contingencies, to which we are subject, including assessments related to insolvencies in the states we operate, see Item 8. Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies.

New Accounting Pronouncements - As described in Item 8. Financial Statements and Supplementary Data, Note 2, Significant Accounting Policies under the heading “New Accounting Pronouncements,” there are accounting pronouncements that have recently been issued but not been implemented by us. Note 2 describes the potential impact that these pronouncements are expected to have on our consolidated financial statements.

FPIC Insurance Group, Inc.	Form 10-K: 41
Annual Report on Form 10-K Table of Contents

Consolidated Results of Operations:
Comparison for the Year Ended December 31, 2006 and 2005

Consolidated net income was $51.6 million, or $4.83 per diluted common share, for the year ended December 31, 2006, an increase of 47% and 48%, respectively, compared with $35.0 million, or $3.26 per diluted common share, for the year ended December 31, 2005. Changes in net income are due to the factors discussed in the paragraph below with regard to consolidated income from continuing operations. In addition, consolidated net income for the year ended December 31, 2006 included discontinued operations of $18.6 million (including an $11.6 million gain on the disposal of our former insurance management operations and a $0.4 million gain on the disposal of our former TPA operations). Included in consolidated net income for the year ended December 31, 2005 was discontinued operations of $9.5 million (including a $1.7 million gain on the disposal of our former TPA operations).

Consolidated income from continuing operations was $32.9 million, or $3.09 per diluted common share, for the year ended December 31, 2006, an increase of 29% and 30%, respectively, compared with $25.5 million, or $2.37 per diluted common share, for the year ended December 31, 2005. Consolidated income from continuing operations increased primarily due to higher net investment income and a decline in net losses and LAE. Partially offsetting these improvements were higher other underwriting expenses and interest expense.

Consolidated revenues were $259.8 million for the year ended December 31, 2006, an increase of 4%, from $250.7 million for the year ended December 31, 2005. The increase in consolidated revenues primarily resulted from higher net investment income, which reflects the growth in our investment portfolio and a higher overall yield.

Consolidated expenses were $212.7 million for the year ended December 31, 2006, a decrease of 1%, from $214.8 million for the year ended December 31, 2005. The decrease in consolidated expenses for the year ended December 31, 2006 is primarily due to a decline in net losses and LAE offset by higher other underwriting expenses and interest expense.

FPIC Insurance Group, Inc.	Form 10-K: 42
Annual Report on Form 10-K Table of Contents

Consolidated Results of Operations
Comparison for the Years Ended December 31, 2005 and 2004

Consolidated net income for the year ended December 31, 2005 was $35.0 million, or $3.26 per diluted share, an increase of 24% and 21%, respectively, when compared with net income of $28.2 million, or $2.70 per diluted share, for the year ended December 31, 2004. Changes in net income are due to the factors discussed in the paragraph below with regard to consolidated income from continuing operations. In addition, consolidated net income for the years ended December 31, 2005 and 2004 included discontinued operations totaling $9.5 million and $10.3 million, respectively.

Consolidated income from continuing operations for the year ended December 31, 2005 was $25.5 million, or $2.37 per diluted share, an increase of 43% and 38%, respectively, when compared with income from continuing operations of $17.9 million, or $1.71 per diluted share, for the year ended December 31, 2004. Consolidated income from continuing operations increased primarily because of an increase in underwriting profits on higher net premiums earned and higher net investment income. Partially offsetting these increases were net realized investment losses and higher interest expense.

Consolidated revenues for the year ended December 31, 2005 were $250.7 million, an increase of 43%, from $174.8 million for the year ended December 31, 2004. The increase in consolidated revenues is primarily due to higher net premiums earned as a result of lower ceded premiums following the termination of the Hannover Re net account quota share reinsurance agreement as of June 30, 2004 and higher net investment income as a result of growth in our invested assets and improved yields. The growth in consolidated revenues for the year ended December 31, 2005 was offset to some extent by net realized investment losses, compared with net realized investment gains for the year ended December 31, 2004.

Consolidated expenses for the year ended December 31, 2005 were $214.8 million, an increase of 45%, from $147.7 million for the year ended December 31, 2004. The increase in consolidated expenses is mainly the result of increases in net losses and LAE associated with growth in premiums and higher other underwriting expenses.

FPIC Insurance Group, Inc.	Form 10-K: 43
Annual Report on Form 10-K Table of Contents

Continuing Operations: Results and Selected Other Information

Our business is made up of our four insurance and certain other subsidiaries. Prior to the dispositions of our former TPA operations in June 2005 and our former insurance management operations in September 2006, we operated in multiple segments. Currently, we engage only in insurance operations. Financial and selected other data related to our continuing operations is summarized in the table below.

(in thousands)	For the year ended December 31,
		Percentage		Percentage
	2006	Change	2005	Change	2004
Direct and assumed premiums written	$251,424	-13%	289,022	-8%	312,728
Net premiums written	$222,423	-12%	251,814	31%	192,532

Net premiums earned	$226,965	0%	226,042	51%	149,676
Net investment income	32,242	29%	25,005	21%	20,627
Net realized investment gains (losses)	80	108%	(980)	-125%	3,867
Other income	485	-24%	641	1%	637
Total revenues	259,772	4%	250,708	43%	174,807

Net losses and LAE	151,648	-9%	166,657	33%	125,172
Other underwriting expenses	50,983	40%	36,440	191%	12,527
Interest expense	4,291	23%	3,495	36%	2,564
Other expenses	5,729	-31%	8,247	11%	7,433
Total expenses	212,651	-1%	214,839	45%	147,696

Income from continuing operations before income taxes	47,121	31%	35,869	32%	27,111
Less: Income tax expense	14,182	37%	10,387	12%	9,256
Income from continuing operations	32,939	29%	25,482	43%	17,855
Discontinued operations (net of income taxes)	—	0%	—	0%	—
Net income	$32,939	29%	25,482	43%	17,855

	As of December 31,
	2006	Percentage Change	2005	Percentage Change	2004
Professional liability policyholders	13,402	-5%	14,055	-1%	14,158

FPIC Insurance Group, Inc.	Form 10-K: 44
Annual Report on Form 10-K Table of Contents

Selected direct professional liability claims data is summarized in the table below.

	As of December 31,
		Percentage		Percentage
	2006	Change	2005	Change	2004
Net Paid Losses and LAE on Professional Liability Claims (in thousands):
Net paid losses on professional liability claims(1), (2), (3)	$53,049	-13%	60,817	-10%	67,805
Net paid LAE on professional liability claims(1), (2), (3)	47,497	-7%	50,927	-1%	51,500
Total net paid losses and LAE on professional liability claims(1), (2), (3)	$100,546	-10%	111,744	-6%	119,305

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	887	8%	825	-13%	947
Total professional liability incidents closed without indemnity payment	1,134	-9%	1,240	2%	1,215
Total professional liability claims and incidents closed without indemnity payment	2,021	-2%	2,065	-4%	2,162

Total Professional Liability Claims with Indemnity Payment	322	-18%	391	12%	350

CWIP Ratio (4)	27%		32%		27%

CWIP Ratio (4), including incidents	14%		16%		14%

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	738	-21%	940	1%	928
Total professional liability incidents reported during the period	903	-4%	941	-25%	1,261
Total professional liability claims and incidents reported during the period	1,641	-13%	1,881	-14%	2,189

Total professional liability claims and incidents that remained open	3,899	-15%	4,587	-11%	5,145

(1)
For the purpose of period over period comparisons, net paid losses and LAE do not take into account $84.0 million received in connection with the Hannover Re ceded reinsurance commutation effective December 31, 2006, which would be reflected as a reduction to reported net paid losses and LAE for 2006.

FPIC Insurance Group, Inc.	Form 10-K: 45
Annual Report on Form 10-K Table of Contents

(2)
For the purpose of period over period comparisons, net paid losses and LAE do not take into account $2.4 million received in connection with the CX Re ceded reinsurance commutation during the fourth quarter of 2006, which would be reflected as a reduction to reported net paid losses and LAE for 2006.

(3)
For the purpose of period over period comparisons, net paid losses and LAE do not take into account $10.2 million received in connection with the APAL ceded reinsurance commutation during the second quarter of 2005, which would be reflected as a reduction to reported net paid losses and LAE for 2005.

(4)
The closed with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Hannover Re Net Account Quota Share Reinsurance Agreement - Our results include the effects of a net account quota share reinsurance agreement with the Hannover Re companies. Effective December 31, 2006, First Professionals commuted the agreement with Hannover Re. Under the terms of the agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $84.0 million and in exchange Hannover Re released to First Professionals the funds withheld under the agreement of $84.0 million. No gain or loss was recognized on the transaction. Amounts ceded under the Hannover Re net account quota share reinsurance agreement are summarized in the table below.

(in thousands)	For the year ended December 31,
		Percentage		Percentage
	2006	Change	2005	Change	2004
Ceded premiums written	$—	-100%	660	101%	(50,357)

Ceded premiums earned	$—	100%	(8,373)	89%	(75,675)
Ceded losses and LAE incurred	—	-100%	5,814	-90%	57,538
Ceded other underwriting expenses	(153)	-105%	2,922	-87%	22,710
Net (decrease) increase in underwriting margin	(153)	-142%	363	-92%	4,573

Other expenses	(5,221)	21%	(6,643)	7%	(7,152)

Net decrease in income from continuing operations before income taxes	(5,374)	14%	(6,280)	-144%	(2,579)

Net decrease in net income	$(3,301)	14%	(3,858)	-144%	(1,582)

Comparison of Results for the Years Ended December 31, 2006 and 2005

Net income increased for the year ended December 31, 2006 primarily due to higher net investment income and lower net losses and LAE offset to a certain extent by higher other underwriting expenses and interest expense.

FPIC Insurance Group, Inc.	Form 10-K: 46
Annual Report on Form 10-K Table of Contents

The decreases in direct and assumed premiums written and net premiums written for the year ended December 31, 2006 are primarily the result of a shift in business mix to lower risk specialties and to a lesser extent, a continued migration to lower policy limits in Florida, a lower number of policyholders compared with the same period in the prior year and an effective rate decrease of 9.2% at First Professionals beginning December 1, 2006. The number of professional liability policyholders was 13,402 at December 31, 2006, down 5% from 14,055 at December 31, 2005.  The policyholder retention rate in our core Florida market was 94% for 2006 and 95% for 2005. National policyholder retention was 92% for 2006, compared to 94% for 2005.

Net premiums earned for the year ended December 31, 2006 was flat compared with the same period in 2005 primarily because of the factors mentioned above, offset by the termination of cessions under the Hannover Re net account quota share reinsurance agreement, under which ceded earned premiums were $8.4 million for the twelve months ended December 31, 2005.

Investment revenues, which are comprised of net investment income and net realized investment gains and losses, increased 29% and 108%, respectively, for the year ended December 31, 2006 compared to the same period in 2005. Net investment income increased primarily due to growth in our investment portfolio corresponding with increases in our insurance business in recent years and a higher overall yield, as well as the receipt of $45.9 million related to the disposition of our former insurance management segment. Net realized investment gains (losses) will vary depending on our cash needs and the management of our investment portfolio.

Net losses and LAE decreased approximately 9% for the year ended December 31, 2006 compared to the same period in 2005. Our calendar year loss ratio (defined as the ratio of net losses and LAE incurred to net premiums earned) decreased to 67% for the year ended December 31, 2006 compared to 74% for the same period in 2005. Our lower loss ratio reflects an improved current year loss ratio and favorable claims trends, including a significant reduction in newly reported claims and incidents during the year and favorable prior year loss development of $5.1 million, primarily as a result of lower expected ultimate losses for accident years 2004 and 2005. Severity of claims continued to be within our expectations.

Selected direct professional liability insurance claims data
The decrease in net paid losses and LAE for the year ended December 31, 2006 compared with the same period in 2005 is primarily due to a lower number of claims with an indemnity payment, offset to some extent by lower reinsurance recoveries under the Hannover Re net account quota share reinsurance agreement on claims paid during 2006. Lower net paid LAE also contributed to the decline mainly because of a lower number of pending claims and incidents. The improvement in our CWIP ratio and CWIP ratio, including incidents during 2006 reflects the continued positive impact of our strict claims handling philosophy, which focuses on aggressively defending non-meritorious cases. The number of reported claims and incidents during 2006 declined compared to 2005 primarily as a result of the continued trend of lower frequency in our Florida market that began in the fourth quarter of 2003 and a slight decline in policyholders during 2006. Because of the decline in reported claims and incidents and the resolution of pending claims and incidents, our inventory of open claims and incidents has declined to its lowest level since 2001.

FPIC Insurance Group, Inc.	Form 10-K: 47
Annual Report on Form 10-K Table of Contents

Other underwriting expenses increased 40% for the year ended December 31, 2006 compared to the same period in 2005. The increase in other underwriting expenses during 2006 is primarily due to state guaranty fund assessments of $9.4 million related to the insolvency of the insurance subsidiaries of Poe Financial Group and a decrease in ceding commissions resulting from the termination of the Hannover Re net account quota share reinsurance agreement. In addition, during 2005, we received return management fees of $1.7 million because of a litigation settlement, which did not recur during 2006. Finally, share-based compensation increased $1.7 million during 2006, compared to the same period in 2005. Approximately $1.1 million of the increase in share-based compensation is the result of adopting FAS 123(R), effective January 1, 2006. For the year ended December 31, 2006, our expense ratio was 22% compared to 16% for the same period in 2005. Excluding the impact of the items discussed above, our expense ratio for the year ended December 31, 2006 was nearly unchanged compared to the same period in 2005.

The increase in interest expense was due to increases in the three-month LIBOR, which is the base rate used to determine the interest on our long-term debt. The increase in interest expense also reflects interest on our initial investment in trust-preferred securities and senior notes for which there is a corresponding amount reflected in net investment income as we earn interest on the amounts invested in the statutory capital trusts. The amortization of the initial cost of the hedging agreements also contributed to the increase in interest expense. The interest rates on our long-term debt ranged from 9.2% to 9.6% as of December 31, 2006. However, the hedging instruments that we have in place with maturity dates in 2008 essentially limited the maximum floating rate interest cost at 8.6% for those long-term debt arrangements where the interest rate was higher.

Other expenses are comprised primarily of finance charges associated with funds withheld under the Hannover Re net account quota share reinsurance agreement, which were $5.2 million for the year ended December 31, 2006, compared to $6.6 million for the same period 2005. The decrease in these finance charges corresponds with the decrease in the amount of funds withheld for business ceded under the agreement as we exercised our option to terminate future cessions as of June 30, 2004. We commuted our net account quota share reinsurance agreement with Hannover Re effective December 31, 2006. Because of the commutation, we will not incur finance charges related to funds withheld during 2007. In addition, other expenses for the years ended December 31, 2006 and 2005 include charges for compensation and benefits costs associated with the resignation of certain former officers in accordance with the terms of their respective employment agreements. Finally, during 2005, we recorded an impairment charge of $0.4 million related to one of our intangible assets.

FPIC Insurance Group, Inc.	Form 10-K: 48
Annual Report on Form 10-K Table of Contents

Income tax expense for the year ended December 31, 2006 increased because of lower tax-exempt interest as a percentage of income before taxes. Our effective tax rate was 30% for the year ended December 31, 2006 compared to 29% for the same period in 2005. During 2005, we reached a settlement with the Internal Revenue Service (“IRS”) with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001. The settlement was approved by the Congressional Joint Committee on Taxation during the first quarter of 2006. We had previously accrued for income tax liabilities related to the examination, and consequently there was no income tax impact to our consolidated financial statements because of the settlement. During 2006, the IRS commenced an examination of our 2004 tax return. The examination was closed in February 2007 with no significant adjustments. Our income tax returns for 2003 and 2005 have not been examined by the IRS and remain open under the applicable statute of limitations.

Comparison of Results for the Years Ended December 31, 2005 and 2004

Net income increased for the year ended December 31, 2005 primarily due to increases in underwriting and operating profits on higher net premiums earned and higher net investment income. The improvement in our net losses and LAE relative to net premiums earned is primarily the result of rate increases and other improvement in our underwriting results. The increases in underwriting profit were partially offset by higher other underwriting expenses due mainly to a reduction in ceding commissions earned and to a lesser extent, lower fronting fees, net of related expenses, under former fronting programs. The decrease in ceding commissions resulted primarily from the elimination of further cessions under the Hannover Re net account quota share reinsurance agreement effective June 30, 2004. Partially offsetting the increases in net income were net realized investment losses in 2005, compared with net realized investment gains for 2004, and higher interest expense on debt.

Direct and assumed premiums written decreased 8% for the year ended December 31, 2005 compared to the same period in 2004 primarily due to our planned exits from fronting programs and certain non-core states. We began exiting our fronting programs in 2002 to create capacity for our core MPL insurance business. All of these programs are now in run-off. The decrease was partially offset by the effects of pricing improvements.

Net premiums written increased 31% for the year ended December 31, 2005 compared to the same period in 2004 and reflects the termination of cessions under the Hannover Re net account quota share reinsurance agreement, which resulted in a decrease in ceded written premiums of $51.0 million and a corresponding increase in net premiums written. As cessions under the Hannover Re net account quota share reinsurance agreement were terminated as of June 30, 2004, the agreement did not have a significant impact on net premiums written for the year ended December 31, 2005 and net premiums written during the second half of 2004.

FPIC Insurance Group, Inc.	Form 10-K: 49
Annual Report on Form 10-K Table of Contents

    Net premiums earned increased 51% for the year ended December 31, 2005 compared to the same period in 2004 primarily as the result of the termination of cessions under the Hannover Re net account quota share reinsurance agreement, under which ceded earned premiums were $8.4 million and $75.7 million for the years ended December 31, 2005 and 2004, respectively.  The decrease in ceded earned premiums earned under the agreement resulted in a corresponding increase in net premiums earned.  Partially offsetting the increase in net premiums earned was the non-renewal, effective July 1, 2004, of the excess of loss reinsurance treaty under which First Professionals had previously assumed reinsurance from PRI.

Our investment revenues, which are comprised of net investment income and net realized investment gains and losses, decreased 2% for the year ended December 31, 2005 compared to the same period in 2004 primarily as a result of net realized investment losses compared with net realized investment gains for the year ended December 31, 2004. Included in net realized investment losses for the year ended December 31, 2005 was an other-than-temporary impairment charge of $0.7 million related to certain of our corporate fixed income securities. The net realized investment gains for the year ended December 31, 2004 were partially generated in the process of repositioning our portfolio to increase our mix of tax-exempt investments. Also included in net realized investment gains for the year ended December 31, 2004 was a gain of $2.1 million related to the sale of an investment in a limited partnership.

Net losses and LAE increased 33% for the year ended December 31, 2005 compared to the same period in 2004. The growth in net losses and LAE is associated with the growth in premiums. Our loss and LAE ratios (defined as the ratio of net losses and LAE to net premiums earned) were 74% and 84% for the years ended December 31, 2005 and 2004, respectively. The smaller increase in our net losses and LAE relative to the net premiums earned and corresponding decrease in our loss ratio primarily reflect pricing and other improvements in our insurance business and the resulting improvement in our underwriting results. The improvement in our loss and LAE ratio for the year ended December 31, 2005 reflects the impact of pricing improvements and underwriting actions and favorable claims results, mainly lower numbers of newly reported claims and incidents and stable severity.

FPIC Insurance Group, Inc.	Form 10-K: 50
Annual Report on Form 10-K Table of Contents

     Selected direct professional liability insurance claims data
     Net paid losses and LAE on professional liability claims decreased 6% for the year ended December 31, 2005 compared to the same period in 2004. The number of claims closed with an indemnity payment increased 12% to 391 for the year ended December 31, 2005 from 350 for the year ended December 31, 2004. The CWIP ratio, including incidents for the year ended December 31, 2005 was 16%, compared to 14% for the year ended December 31, 2004. The lower closed claim measures reported for the year ended December 31, 2005, including net paid losses and LAE on professional liability claims, and claims and incidents closed are primarily due to our stricter claims philosophy and a decrease in frequency. Also contributing to the lower net paid losses and LAE on professional liability claims was the lower retention after reinsurance in prior years, which reflects the inherent time lag between when premiums are earned and related claims are paid and closed. The number of professional liability claims with indemnity payment was slightly higher; however this was primarily due to an increase in the number of claims closed that were already in inventory, as opposed to adverse loss experience. Such fluctuations among periods are not unusual and although the current percentage of CWIP to all claims and incidents closed is slightly higher, it remains within a reasonable range of outcomes for the period relative to our carried reserves.

     Other underwriting expenses increased 191% for the year ended December 31, 2005 compared to the same period in 2004. The increase in other underwriting expenses is primarily the result of a decrease in ceding commissions resulting from the termination of the Hannover Re net account quota share reinsurance agreement. In addition, the exit of our fronting programs has resulted in lower fronting fees, net of related expenses, resulting in a corresponding increase in other underwriting expenses. Other underwriting expenses also include return management fees of $1.7 million, which represents the proceeds from the settlement of litigation.

Interest expense increased 36% for the year ended December 31, 2005 compared to the same period in 2004. The increase is due to increases in the three-month LIBOR, which is the base rate used to determine the interest on our long-term debt. The interest rates on our long-term debt ranged from 8.09% to 8.61% as of December 31, 2005. We have hedging instruments in place, with maturity dates in 2008, which essentially limit the maximum floating rate interest cost at 8.6% for those long-term debt arrangements where the interest rate was higher.

Income taxes increased 12% for the year ended December 31, 2005 compared to the same period in 2004. The increase in income tax expense reflects our higher income from continuing operations before income taxes. Our effective income tax rates were 29% and 34% for the years ended December 31, 2005 and 2004, respectively. The decrease in our effective income tax rate is primarily due to an increase in tax-exempt investment income as a percentage of income before taxes and non-recurrence of a $0.75 million provision for income tax contingencies identified in an IRS examination that was included in income tax expense for the year ended December 31, 2004. During 2005, we reached a settlement with the IRS with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001. The settlement was approved by the Congressional Joint Committee on Taxation during the first quarter of 2006. We had previously accrued for income tax liabilities related to the examination, and consequently there was no income tax impact to our consolidated financial statements because of the settlement.

FPIC Insurance Group, Inc.	Form 10-K: 51
Annual Report on Form 10-K Table of Contents

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

Discontinued Operations: Insurance Management and Third Party Administration

Our insurance management operations were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers. The aggregate purchase price for these operations was $39.1 million in cash, which reflects a post-closing working capital adjustment of $0.9 million. In connection with this transaction, we also received approximately $5.9 million in cash from these operations prior to the sale. We recognized an $11.6 million after-tax gain on disposition of these operations in 2006. The results of operations and gain on sale of our former insurance management operations are reported as discontinued operations.

Our TPA operations were comprised of our former wholly owned subsidiary, Employers Mutual, Inc. (“EMI”). On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005. An after-tax gain of $0.2 million was recognized on the sale. On May 31, 2005, the remaining TPA operations were sold to a private investor. An after-tax gain of $1.5 million was recognized on the sale. During the third quarter of 2006, we recorded an additional gain on the sale of discontinued operations of $0.4 million related to the finalization of our 2005 tax return, which reflected the sale of our former TPA operations. The results of operations and gain on sale of the former TPA operations are reported as discontinued operations.

For additional information on our discontinued operations, see Item 8. Financial Statements and Supplementary Data, Note 17, Discontinued Operations. Financial data related to our discontinued operations is summarized in the table below.

(in thousands)	For the year ended December 31,
	2006	Percentage Change	2005	Percentage Change	2004
Income from continuing operations	$—	0%	—	0%	—

Discontinued Operations
Income from discontinued operations (net of income taxes)	$6,637	-15%	7,807	-24%	10,326
Gain on discontinued operations (net of income taxes)	12,012	593%	1,733	0%	—
Discontinued operations	$18,649	95%	9,540	-8%	10,326

FPIC Insurance Group, Inc.	Form 10-K: 52
Annual Report on Form 10-K Table of Contents

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, we possess assets that consist primarily of the stock of our subsidiaries and of other investments. The sources of liquidity available to us for the payment of operating expenses, taxes, and debt-related amounts include management fees and dividends from our insurance subsidiaries. Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services. In accordance with limitations imposed by Florida and Missouri laws, our insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay us dividends of approximately $22.8 million during 2007 without prior regulatory approval.

Under the terms of the management agreements with First Professionals and APAC, we receive management fees equal to 115% of the costs incurred. The additional 15% provision in the First Professionals and APAC management fees is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements. In the case of the agreement with APAC, the total annual management fees are also limited to an amount not to exceed those that would have been paid under the terms of its former management agreement. The payment of losses and LAE and insurance operating expenses (including reinsurance costs) in the ordinary course of business are the principal needs for our insurance subsidiaries’ liquid funds. The principal sources of cash from their operations to meet ongoing liquidity requirements are the premiums collected for the insurance sold, and income on the investment of those funds.

A number of factors could cause unexpected changes in our consolidated liquidity and capital resources, including, but not limited to, the following:

—
Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force resulting in unanticipated changes in liquidity provided by our insurance subsidiaries;

—	Unexpected changes in the amounts needed to defend and settle claims at our insurance subsidiaries;
—	Unexpected changes in operating costs, including new assessments or increased taxes;
—	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables; and
—	Possible impairment of any of our investments.

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

FPIC Insurance Group, Inc.	Form 10-K: 53
Annual Report on Form 10-K Table of Contents

Sources of liquidity include cash from operations, proceeds from the sale of subsidiaries, routine sales of investments and financing arrangements. As reported in the consolidated statement of cash flows, net cash provided by operating activities was $75.4 million for the year ended December 31, 2006 compared to $90.4 million and $58.1 million for the years ended December 31, 2005 and 2004, respectively. The decline in net cash flows provided by operating activities for the year ended December 31, 2006 compared to 2005 is due to a decline in premiums receivable associated with a decline in written premiums. Higher operating expenses and higher income taxes also contributed to the decline in net cash provided by operating activities during 2006. Partially offsetting these declines were lower net paid losses and LAE, higher investment income and lower commissions paid to our agents.

Net cash flows used in investing activities was $27.4 million for the year ended December 31, 2006, compared to $130.8 million and $22.8 million for the years ended December 31, 2005 and 2004, respectively. The changes in net cash provided by or used in investing activities are due primarily to transactions involving fixed income securities and short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio. Net purchases of fixed income securities and short-term investments, were $61.0 million for the year ended December 31, 2006, compared to $133.1 million and $25.1 for the same period in 2005 and 2004, respectively. Net cash flows used in investing activities also reflect proceeds from the disposition of our former insurance management and TPA operations, net of cash paid, of $34.4 million and $3.1 million during 2006 and 2005, respectively.

Net cash flows used in financing activities was $16.0 million for the year ended December 31, 2006 compared to net cash flows provided by financing activities of $2.1 and $3.2 million for the same period in 2005 and 2004, respectively. The net cash used in financing activities for the year ended December 31, 2006 was primarily due to the repurchase of common shares under our stock repurchase program, which totaled $24.6 million. During 2005, we used $1.5 million for the repurchase of our common shares under our repurchase program. Net cash used in financing activities for the year ended December 31, 2006 also includes $2.9 million for excess tax benefits from share-based compensation as a result of the adoption of FAS 123(R), effective January 1, 2006.

As of December 31, 2006, we had cash and investments of $866.0 million. Included within cash and investments were cash and cash equivalents of $138.7 million and short-term investments and fixed income securities, available for sale, with a fair value of approximately $29.8 million and $27.5 million, respectively, with scheduled maturities during the next 12 months. We believe that our cash and investments as of December 31, 2006, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions. We have accessed the debt market on certain occasions in the past.

FPIC Insurance Group, Inc.	Form 10-K: 54
Annual Report on Form 10-K Table of Contents

The following table summarizes the components of our capital resources:

(in thousands)	As of December 31, 2006	As of December 31, 2005
Long-term debt	$46,083	46,083
Shareholders' equity	$285,254	249,590
Ratio of debt to total capitalization	14%	16%

    Long-term debt - During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million. The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another. In accordance with the guidance given in FASB Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts.

The securities are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 9.2% to 9.6% as of December 31, 2006). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased interest rate collars designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing. The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of 30 years and are due in May and October 2033.

Other Significant Financial Position Accounts

Due from reinsurers on unpaid losses was $158.9 million as of December 31, 2006, a decrease of 48%, from $303.8 million as of December 31, 2005. The decrease is primarily due to a decrease of $110.0 million under the Hannover Re net account quota share reinsurance agreement, including an $84.0 million decrease as a result of the commutation of the agreement effective December 31, 2006. In addition, ceded loss and LAE reserves under former fronting programs also decreased $28.7 million. The remaining decline in due from reinsurers on unpaid losses is primarily attributable to ceded amounts under our primary reinsurance program, which are impacted by changes in our direct book of business including decreases in premiums and a reduction in policy limits.

FPIC Insurance Group, Inc.	Form 10-K: 55
Annual Report on Form 10-K Table of Contents

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. At December 31, 2006 our receivables from reinsurers totaled $176.9 million. We have not experienced difficulty in collecting amounts from reinsurers due to the financial condition of the reinsurers. Should future events lead us to believe that any reinsurer is unable to meet its obligation, adjustments to the amounts recoverable would be reflected in the results of current operations. We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business. The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more as of December 31, 2006.

Reinsurer	A.M. Best Rating as of December 31, 2006	Amount Recoverable as of December 31, 2006 (in thousands)	Amount Recoverable as of December 31, 2005 (in thousands)
Physicians' Reciprocal Insurers	Not Rated *	$36,023	65,346
Hannover Ruckversicherungs	A	32,706	37,622
Lloyd's Syndicate	A	22,761	33,720
Transatlantic Reinsurance Company	A+	20,925	19,352
Partner Reinsurance Company of the U.S.	A+	13,409	11,732
Berkley Insurance Company	A	7,238	6,528
Aspen Insurance	Not Rated *	5,113	3,686
Other reinsurers		38,681	49,932
Total		$176,856	227,918

*	We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized.

Reinsurance payable was $10.7 million as of December 31, 2006, a decrease of 90%, from $104.6 million as of December 31, 2005. The decline in reinsurance payable as of December 31, 2006 is primarily due to the continued run-off of the Hannover Re net account quota share reinsurance agreement during 2006 along with a reduction of $84.0 million as a result of the commutation of the agreement effective December 31, 2006. As a result of the commutation, we no longer had funds withheld under the agreement as of December 31, 2006.

FPIC Insurance Group, Inc.	Form 10-K: 56
Annual Report on Form 10-K Table of Contents

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements. These include: (1) derivative financial instruments, which are used to hedge interest rate risk, (2) employee benefit plans, and (3) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts. We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2006 that would give rise to previously undisclosed market, credit, or financing risk.

(1) Derivative financial instruments - As noted above, we use interest rate collars as a hedge to maintain the total borrowing costs of our long-term debt (interest expense on the debt instruments, plus or minus cash flows under the interest rate collar instruments) to within specified ranges. Our total borrowing costs on long-term debt combined with the corresponding cash flows under the related interest rate collars, including the amortization of the initial costs of the hedging instruments, can fluctuate between $2.3 million and $4.4 million annually, until the interest rate collars expire. The interest rate collars are set to expire on dates corresponding with the first dates under the respective long-term debt agreements at which they can be retired by us at our option, which is five years from the date of issue in each case.

(2) Employee benefit plans - We provide pension benefits to eligible employees through various defined benefit plans that we sponsor. For additional information about our employee benefit plans, see Item 8. Financial Statements and Supplementary Data, Note 13, Employee Benefit Plans.

The costs and liabilities that we record for our defined benefit plans are significantly affected by changes in assumptions used to calculate those costs and liabilities. The assumptions include discount rates, benefits earned, interest cost, expected return on plan assets and other factors. Significant changes in these factors may result in volatility in pension costs and liabilities. Also, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, changes in assumptions or differences in actual experience may affect our future pension costs.

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

FPIC Insurance Group, Inc.	Form 10-K: 57
Annual Report on Form 10-K Table of Contents

The following table illustrates the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2006:

(in thousands)	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 basis point increase in the discount rate	$(183)	(541)
25 basis point decrease in the discount rate	$156	623

(3) Guarantees and contractual obligations of our trust-preferred securities - We guarantee the floating rate interest and principal obligations under the trust-preferred securities issued by three separately created, unconsolidated trusts. In addition, the indenture agreements relating to our junior subordinated debentures and trust-preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank in equal standing with, or are junior in interest to, capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC. See Item 8. Financial Statements and Supplementary Data, Note 10, Long-term debt, for additional disclosures about our trusts and junior subordinated debentures.

    The following table summarizes our significant contractual obligations and commitments as of December 31, 2006, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional information regarding these obligations is provided in Item 8. Financial Statements and Supplementary Data, Note 10, Long-term debt, Note 13, Employee Benefit Plans, and Note 16, Commitments and Contingencies.

Contractual Obligations (in thousands):	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Liability for losses and LAE	$642,955	202,579	258,127	106,893	75,356
Long-term debt obligations(1)	46,083	—	—	—	46,083
Interest on long-term debt(2)	110,093	3,840	7,680	7,680	90,893
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,812	593	917	302	—
Employee benefit plan obligations(3)	5,916	5,916	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	211	99	112	—	—
Total	$807,070	213,027	266,836	114,875	212,332

FPIC Insurance Group, Inc.	Form 10-K: 58
Annual Report on Form 10-K Table of Contents

(1)	All long-term debt is assumed to be settled at its contractual maturity.
(2)	Interest on long-term debt is calculated using implied forward rates for variable rate debt.
(3)	Employee benefit plan obligations are comprised of approved plan contributions and our unfunded obligation as of December 31, 2006.

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

Interest rate risk - fixed income securities and short-term investments. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate fluctuations results from our significant holdings of fixed income securities and short-term investments, which comprised $720.7 million, or 99%, of the fair value of all our investment securities as of December 31, 2006. Fluctuations in interest rates have a direct impact on the market valuation of these securities and could have an impact on the results of our operations and cash flows. Generally, in a rising interest rate environment the market value of fixed income securities decline, and in a declining interest rate environment the market value of fixed income securities increase. Some of our fixed income securities have call features. In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates. In a rising interest rate environment, we may sell these securities (rather than holding them to maturity) and receive less than we paid for them.

    We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs) in such a way to minimize the likelihood of having to liquidate investments at a loss before their maturity. Effective duration is a standard measure of interest rate sensitivity that takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds. The effective duration of our fixed income securities and short-term investments as of December 31, 2006 was approximately 3.2.

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on future earnings, fair values, or cash flows of our investment portfolio as of December 31, 2006. The following table shows the interest rate sensitivity of our fixed income securities and short-term investments assuming a range of increases and decreases in market interest rates. For purposes of this interest rate analysis (1), each market interest rate change is assumed uniform across the portfolio.

FPIC Insurance Group, Inc.	Form 10-K: 59
Annual Report on Form 10-K Table of Contents

	Interest Rate Sensitivity Analysis
	Hypothetical	Hypothetical		Hypothetical	Hypothetical
	Decrease	Decrease	Current	Increase	Increase
	– (200 bps)	– (100 bps)	Market	+ 100 bps	+ 200 bps
Fair value (in thousands)	$768,227	744,328	720,709	697,071	673,809
Fair value / Reported value	107%	103%	100%	97%	93%

(1)
This risk management analysis and the estimated amounts generated from the sensitivity analysis represent forward-looking statements about market risk assuming certain adverse market conditions occur. The analysis provided by us to illustrate the potential impact of changes in interest rates should not be considered projections of future events or losses.

Interest rate risk - long-term debt obligations and derivative financial instruments.  In addition to interest rate risk associated with our investments, we are also subject to interest rate risk associated with our long-term debt and derivative financial instruments. As of December 31, 2006, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures. Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread ranging from 3.85% to 4.20%. Our floating interest rates are adjusted quarterly.

We use interest rate collars to manage our total borrowing costs on our debt to within specified ranges. The interest rate collars and terms as of December 31, 2006, are presented below with their corresponding effects on the floating rate interest costs associated with our long-term debt.

Notional Amount	Maturity	LIBOR	LIBOR	Floor	Cap
(in thousands)	Date	Floor(1)	Cap(1)	Rate	Rate
$ 15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$ 5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%

(1)	Based on three-month LIBOR

     The interest rate collars are designed to maintain our ultimate floating rate interest costs on our trust-preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities. The interest rate collars place floors and caps on the three-month LIBOR floating interest on notional principal corresponding with the principal amounts of each offering, until their respective maturity dates in 2008 or until such time that we exercise our option to call the securities.

FPIC Insurance Group, Inc.	Form 10-K: 60
Annual Report on Form 10-K Table of Contents

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

(in thousands)	December 31, 2006	Projected Cash Flows
	Fair Value	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt:
Variable rate debt (1)	$46,083	—	—	—	—	—	46,083	$46,083
Average interest rate (3)	9.2%	9.2%	8.9%	9.0%	9.1%	9.2%	9.3%

Interest rate collars:
Receive amount (2)	$523	300	93	—	—	—	—	$393
Average pay rate (3)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Average receive rate (3)	0.9%	0.7%	0.4%	0.0%	0.0%	0.0%	0.0%

(1)	For debt obligations, the table presents principal cash flows.
(2)
For interest rate collars, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

(3)	Weighted average variable rates are based on implied forward rates in the LIBOR yield curve as of December 31, 2006.

FPIC Insurance Group, Inc.	Form 10-K: 61
Annual Report on Form 10-K Table of Contents

For additional information on our long-term debt obligations and our interest rate collars, see the sections entitled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Contractual Obligations, Commitments and Off-Balance Sheet Arrangements and Liquidity and Capital Resources.

Credit risk.  Credit risk is the risk that issuers of securities owned by us will default, or other parties, primarily our insureds and reinsurers that owe us money, will not pay. Financial instruments that potentially expose us to concentrations of credit risk consist of fixed income investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverable related to unpaid losses and LAE and unearned premiums. Reinsurers that are neither authorized nor accredited by applicable state insurance departments (“unauthorized reinsurers”) are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to collateralize their respective balances due to us. For additional disclosures concerning the credit risk associated with our reinsurance recoverables, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our fixed income securities and short-term investments currently reflect an average Moody’s credit quality of “Aa1” (High Quality). We primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks. Approximately 50% of our fixed income securities and short-term investments consist of tax-exempt securities. The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

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

Item 9A. Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934) was completed as of December 31, 2006, by our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our disclosure controls and procedures were found to be adequate and effective in ensuring that material information relating to FPIC and its consolidated subsidiaries, as required to be disclosed by us in our periodic reports filed with the SEC, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

FPIC Insurance Group, Inc.	Form 10-K: 62
Annual Report on Form 10-K Table of Contents

There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that occurred during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on the page indicated in Item 15 of this report. In addition, both our management's assessment and the effectiveness of our internal control over financial reporting were audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm. Their unqualified report is included in the Report of Independent Registered Certified Public Accounting Firm set forth on the pages indicated in Item 15 of this report.

Item 9B. Other Information
There is no information required to be disclosed in a report on Form 8-K, which has not been reported.

Part III

Item 10. Directors and Executive Officers of the Registrant
Our Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is posted on our Internet website at http://www.fpic.com. We intend to post any amendments or waivers thereto on our website within four business days following such amendment or waiver.

The information required in this item with respect to directors and executive officers will appear under the headings “Proposal 1. Election of Directors” and “Executive Officers,” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts will appear under the heading “Corporate Governance,” "Report of the Audit Committee," and “Proposal 3. Ratification of Appointment of Independent Registered Certified Public Accounting Firm” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

There have been no material changes in the manner by which security holders may recommend nominees to our Board of Directors from those described in our Proxy Statement filed in connection with our 2006 Annual Meeting of Shareholders.

FPIC Insurance Group, Inc.	Form 10-K: 63
Annual Report on Form 10-K Table of Contents

Item 11. Executive Compensation
The information required in this item will appear under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Under our equity compensation plans, we may grant incentive stock options, non-qualified stock options and restricted stock to individuals. The number of securities remaining available for future issuance under equity compensation plans includes stock option and restricted stock grants. Information concerning our securities authorized for issuance under equity compensation plans as of December 31, 2006 is provided below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	913,253	$19.29	1,030,195
Equity compensation plans not approved by security holders	—	$—	—
Total	913,253	$19.29	1,030,195

(1)
Under our equity compensation plans, we have granted shares in the form of restricted stock awards. As of December 31, 2006, there were 88,071 issued and outstanding shares of such awards under these plans. Because there is no exercise price associated with restricted share awards, which are granted to employees and directors at no cost, such shares are not included in the weighted average exercise price calculation.

Other information required in this item will appear under the heading “Beneficial Ownership of FPIC Common Stock” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference. See Item 8. Financial Statements and Supplementary Data, Note 9, Share-Based Compensation Plans, for information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions
The information required in this item will appear under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

FPIC Insurance Group, Inc.	Form 10-K: 64
Annual Report on Form 10-K Table of Contents

Item 14. Principal Accountant Fees and Services
The information required in this item will appear under the heading “Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

3.	Exhibits:
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

FPIC Insurance Group, Inc.	Form 10-K: 65
Annual Report on Form 10-K Table of Contents

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPIC Insurance Group, Inc.

March 9, 2007	By:	/s/ John R. Byers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ John R. Byers John R. Byers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007
/s/ Charles Divita, III Charles Divita, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2007
/s/ Robert O. Baratta, M.D. Robert O. Baratta, M.D.	Chairman of the Board	March 9, 2007
/s/ Kenneth M. Kirschner Kenneth M. Kirschner	Vice Chairman of the Board	March 9, 2007
/s/ John K. Anderson, Jr. John K. Anderson, Jr.	Director	March 9, 2007
/s/ Richard J. Bagby, M.D. Richard J. Bagby, M.D.	Director	March 9, 2007
/s/ M.C. Harden, III M. C. Harden, III	Director	March 9, 2007
/s/ Terence P. McCoy, M.D. Terence P. McCoy, M.D.	Director	March 9, 2007
/s/ John G. Rich John G. Rich	Director	March 9, 2007
/s/ Joan D. Ruffier Joan D. Ruffier	Director	March 9, 2007
/s/ Guy T. Selander, M.D. Guy T. Selander, M.D.	Director	March 9, 2007
/s/ David M. Shapiro, M.D. David M. Shapiro, M.D.	Director	March 9, 2007

FPIC Insurance Group, Inc.
Form 10-K: F-1

FPIC Insurance Group, Inc.

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements	Form 10-K: F-2

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

We have completed integrated audits of FPIC Insurance Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” effective January 1, 2006.

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements	Form 10-K: F-3

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 15(1), that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Jacksonville, Florida	PricewaterhouseCoopers LLP
March 9, 2007

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements	Form 10-K: F-4

Management’s Report on Internal Control over Financial Reporting

FPIC Insurance Group, Inc.’s (“FPIC”) management is responsible for establishing and maintaining effective internal control over financial reporting. Based on our assessment of internal control over financial reporting as of December 31, 2006, we have determined that FPIC maintained effective internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Our management’s assessment of the effectiveness of FPIC’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

March 9, 2007	FPIC Insurance Group, Inc.

	By:	/s/ John R. Byers
President and Chief Executive Officer

	By:	/s/ Charles Divita, III
Chief Financial Officer

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements	Form 10-K: F-5

Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of
	December 31,	December 31,
	2006	2005
Assets
Investments:
Fixed income securities, available for sale, at fair value	$690,895	617,716
Short-term investments, at fair value	29,814	46,608
Other invested assets	6,600	6,785
Total investments (Note 6)	727,309	671,109

Cash and cash equivalents	138,688	92,970
Premiums receivable (net of an allowance of $400 at December 31, 2006 and 2005)	84,227	94,847
Accrued investment income	8,969	8,813
Reinsurance recoverable on paid losses	17,097	14,586
Due from reinsurers on unpaid losses and advance premiums	158,868	303,847
Ceded unearned premiums	11,608	14,062
Deferred policy acquisition costs	14,204	14,550
Deferred income taxes	36,642	29,828
Goodwill	10,833	10,833
Other assets	10,614	13,225
Assets of discontinued operations	—	39,871
Total assets	$1,219,059	1,308,541

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$642,955	663,466
Unearned premiums	181,695	188,690
Reinsurance payable	10,717	104,577
Paid in advance and unprocessed premiums	13,419	14,468
Total policy liabilities and accruals	848,786	971,201

Long-term debt	46,083	46,083
Other liabilities	38,936	33,047
Liabilities of discontinued operations	—	8,620
Total liabilities	933,805	1,058,951

Commitments and contingencies (Note 16)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 10,063,937 and 10,339,105 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,006	1,034
Additional paid-in capital	37,735	53,627
Unearned compensation	—	(1,742)
Retained earnings	252,490	200,902
Accumulated other comprehensive loss, net	(5,977)	(4,231)
Total shareholders' equity	285,254	249,590
Total liabilities and shareholders' equity	$1,219,059	1,308,541

The accompanying notes are an integral part of the consolidated financial statements.

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements	Form 10-K: F-6

Consolidated Statements of Income

(in thousands, except earnings per common share)	For the year ended December 31,
	2006	2005	2004
Revenues
Net premiums earned	$226,965	226,042	149,676
Net investment income	32,242	25,005	20,627
Net realized investment gains (losses)	80	(980)	3,867
Other income	485	641	637
Total revenues	259,772	250,708	174,807

Expenses
Net losses and loss adjustment expenses	151,648	166,657	125,172
Other underwriting expenses	50,983	36,440	12,527
Interest expense on debt	4,291	3,495	2,564
Other expenses	5,729	8,247	7,433
Total expenses	212,651	214,839	147,696

Income from continuing operations before income taxes	47,121	35,869	27,111
Less: Income tax expense	14,182	10,387	9,256
Income from continuing operations	32,939	25,482	17,855

Discontinued Operations
Income from discontinued operations (net of income taxes)	6,637	7,807	10,326
Gain on disposal of discontinued operations (net of income taxes)	12,012	1,733	—
Discontinued operations	18,649	9,540	10,326

Net income	$51,588	35,022	28,181

Basic earnings per common share:
Income from continuing operations	$3.20	2.50	1.79
Discontinued operations	1.82	0.93	1.04
Net income	$5.02	3.43	2.83

Basic weighted average common shares outstanding (in thousands)	10,284	10,220	9,973

Diluted earnings per common share:
Income from continuing operations	$3.09	2.37	1.71
Discontinued operations	1.74	0.89	0.99
Net income	$4.83	3.26	2.70

Diluted weighted average common shares outstanding (in thousands)	10,671	10,740	10,420

The accompanying notes are an integral part of the consolidated financial statements.

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements	Form 10-K: F-7

Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
Balances at December 31, 2003	9,770,843	$977	$43,705	$—	$137,699	$4,276	$186,657

Net income	—	—	—	—	28,181	—	28,181
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(252)	(252)
Unrealized loss on investments, net of tax	—	—	—	—	—	(1,302)	(1,302)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(360)	(360)
Comprehensive income							26,267
Issuance of shares	298,689	30	3,187	—	—	—	3,217
Income tax reductions relating to exercise of stock options	—	—	979	—	—	—	979
Balances at December 31, 2004	10,069,532	1,007	47,871	—	165,880	2,362	217,120

Net income	—	—	—	—	35,022	—	35,022
Minimum pension liability adjustment, net of tax	—	—	—	—	—	392	392
Unrealized loss on investments, net of tax	—	—	—	—	—	(7,019)	(7,019)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	34	34
Comprehensive income							28,429
Restricted stock	76,519	8	2,367	(1,742)	—	—	633
Issuance of shares	236,524	23	3,590	—	—	—	3,613
Repurchase of shares	(43,470)	(4)	(1,536)				(1,540)
Income tax reductions relating to exercise of stock options	—	—	1,335	—	—	—	1,335
Balances at December 31, 2005	10,339,105	1,034	53,627	(1,742)	200,902	(4,231)	249,590

Net income	—	—	—	—	51,588	—	51,588
Unrealized loss on investments, net of tax	—	—	—	—	—	(587)	(587)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	10	10
Comprehensive income							51,011
Cumulative adjustment to initially apply FAS 158, net of tax	—	—	—	—	—	(1,169)	(1,169)
Restricted stock	35,408	3	(618)	1,742	—	—	1,127
Issuance of shares	363,422	36	5,699	—	—	—	5,735
Repurchase of shares	(673,998)	(67)	(24,827)	—	—	—	(24,894)
Share-based compensation	—	—	1,104	—	—	—	1,104
Income tax reductions relating to exercise of stock options	—	—	2,750	—	—	—	2,750
Balances at December 31, 2006	10,063,937	$1,006	$37,735	$—	$252,490	$(5,977)	$285,254

The accompanying notes are an integral part of the consolidated financial statements.

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements	Form 10-K: F-8

Consolidated Statements of Cash Flows

(in thousands)	For the year ended December 31,
	2006	2005	2004
Operating Activities
Net income	$51,588	35,022	28,181
Less: Discontinued operations	18,649	9,540	10,326
Income from continuing operations	32,939	25,482	17,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	28,652	27,850	2,707
Net realized (gains) losses on investments	(80)	980	(3,867)
Net (gain) loss from equity investments	(792)	—	118
Bad debt expense	288	278	43
Deferred policy acquisition costs, net of related amortization	(21,249)	(24,090)	(13,290)
Deferred income tax (benefit) expense	(5,475)	(2,252)	(1,238)
Writedown of intangible assets	—	375	—
Deferred ceding commission, net of related amortization	—	(1,246)	9,828
Excess tax benefits from share-based compensation	(2,914)	—	—
Share-based compensation	2,224	559	—
Other Changes in Assets and Liabilities
Premiums receivable, net	10,333	(642)	6,937
Accrued investment income	(156)	(1,581)	(1,079)
Reinsurance recoverable on paid losses	(2,511)	4,554	(3,190)
Due from reinsurers on unpaid losses and advance premiums	144,979	29,572	(57,653)
Ceded unearned premiums	2,454	14,085	43,288
Other assets and other liabilities	9,083	6,086	(367)
Losses and loss adjustment expenses	(20,511)	28,348	60,589
Unearned premiums	(6,995)	11,687	(432)
Reinsurance payable	(93,860)	(30,062)	(3,069)
Paid in advance and unprocessed premiums	(1,049)	389	912
Net cash provided by operating activities	75,360	90,372	58,092

Investing Activities
Proceeds from
Sales of fixed income securities, available for sale	44,419	306,511	489,377
Sales of other invested assets	86	521	3,095
Maturities of fixed income securities, available for sale	49,476	10,451	9,604
Maturities of short-term investments	47,096	13,825	—
Disposition of subsidiary, net of cash paid	34,350	3,121	—
Purchases of
Fixed income securities, available for sale	(171,858)	(403,203)	(524,068)
Other invested assets	(623)	(218)	(163)
Short-term investments	(30,095)	(60,712)	—
Property and equipment	(114)	(1,090)	(689)
Net cash used in investing activities	$(27,263)	(130,794)	(22,844)

The accompanying notes are an integral part of the consolidated financial statements.

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements	Form 10-K: F-9

Consolidated Statements of Cash Flows (continued)

(in thousands)	For the year ended December 31,
	2006	2005	2004
Financing Activities
Issuance of common stock	$5,735	3,613	3,217
Repurchase of common stock	(24,607)	(1,540)	—
Excess tax benefits from share-based compensation	2,914	—	—
Net cash (used in) provided by financing activities	(15,958)	2,073	3,217

Discontinued Operations
Net cash provided by operating activities	4,639	14,894	6,824
Net cash used in investing activities	(785)	(2,101)	(2,103)
Net cash provided by financing activities	—	—	—
Net cash provided by discontinued operations	3,854	12,793	4,721

Net increase (decrease) in cash and cash equivalents	35,993	(25,556)	43,186
Cash and cash equivalents at beginning of period (including discontinued operations)	102,695	128,251	85,065
Cash and cash equivalents at end of period (including discontinued operations)	138,688	102,695	128,251
Less cash and cash equivalents of discontinued operations at end of period	—	9,725	12,853
Cash and cash equivalents at end of period (excluding discontinued operations)	$138,688	92,970	115,398

Supplemental disclosure of cash flow information
Interest paid on debt	$4,195	3,308	2,524
Federal income taxes paid	$14,309	10,480	12,950

The accompanying notes are an integral part of the consolidated financial statements.

FPIC Insurance Group, Inc.	Form 10-K: F-10
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

1.	Organization and Nature of Operations
FPIC Insurance Group, Inc. was formed in a reorganization of First Professionals Insurance Company, Inc., formerly named Florida Physicians Insurance Company, Inc. (“First Professionals”), in 1996. Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor. Our former third party administration (“TPA”) operations, which provided administrative and claims management services to employers, primarily in Florida, were discontinued in 2005. For additional information on our discontinued operations, see Note 17, Discontinued Operations.

Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.

We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as an insurance carrier, which bears underwriting risks. Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for professional corporations under which physicians or dentists practice. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida and the thirteenth largest provider nationally. Based on 2005 premium data published by A.M. Best Company, Florida, our primary market, is the third largest market for MPL insurance in the United States. We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence, and resources.

Prior to our disposition of our former TPA operations in June 2005 and the disposition of our former insurance management operations in September 2006, we operated in multiple segments. Currently, we conduct only insurance operations through the following subsidiaries:

—	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
—	FPIC Insurance Agency, Inc., a wholly owned subsidiary of FPIC
—	First Professionals, a wholly owned subsidiary of FPIC
—	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
—	Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
—	Interlex Insurance Company, a wholly owned subsidiary of Intermed
—	Insurance Services, Inc., a wholly owned subsidiary of Intermed
—	Trout Insurance Services, Inc., a wholly owned subsidiary of Intermed

     As a holding company, we possess assets that consist primarily of the stock of our subsidiaries, and of other investments. The sources of liquidity available to us for the payment of operating expenses, taxes, and debt-related amounts include dividends and management fees from our insurance subsidiaries, which are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services.

FPIC Insurance Group, Inc.	Form 10-K: F-11
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Risks inherent in our operations include legal/regulatory risk, underwriting risk, and market risk. These risks are discussed below.

Legal/regulatory risk is the risk that changes in the legal or regulatory environment in which we operate will change or reduce revenues or create additional costs or expenses not anticipated in pricing our products. That is, regulatory initiatives designed to reduce our profits or new legal theories, which may reduce revenues or create costs for us as compared with those currently reflected in the consolidated financial statements. This risk is concentrated in Florida and Missouri, where we have written most of the insurance business we have retained for our own account.

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

Credit risk is the risk that issuers of securities owned by us will default, or other parties, primarily our insureds and reinsurers that owe us money, will not pay. Financial instruments that potentially expose us to concentrations of credit risk consist of fixed income investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverable related to unpaid losses and LAE and unearned premiums. Reinsurers that are neither authorized nor accredited by applicable state insurance departments (“unauthorized reinsurers”) are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to collateralize their respective balances due to us.

FPIC Insurance Group, Inc.	Form 10-K: F-12
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

2.	Significant Accounting Policies
Basis of Presentation. Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the accounts of FPIC and our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. In preparing our consolidated financial statements, we are required to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from such estimates.

Revenue Recognition. Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy. In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and policy acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write down of deferred policy acquisition costs and corresponding charge to income. In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

 Losses and LAE. Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment. MPL insurance is our primary line of business and accounted for $629.5 million and $644.7 million, or 98% and 97%, of our total consolidated liability for losses and LAE as of December 31, 2006 and 2005, respectively.

Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured events as of the end of the period. The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not reported (“IBNR”). Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our claims-made policy coverage.

For additional disclosures on our reserves, see Note 4, Liability for Losses and LAE.

FPIC Insurance Group, Inc.	Form 10-K: F-13
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

     Reserve for Extended Reporting Endorsements. A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability, and retirement (“DD&R”) insurance benefit. Coverage is provided to the physician for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability, or retirement. The loss exposure associated with this product is known as extended reporting endorsement claims. The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums. Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE. Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is necessary. At December 31, 2006 and 2005, our carried DD&R reserves, which include assumed reserves pursuant to a reinsurance agreement established in the year 2000, were $81.0 million and $72.9 million, respectively, which include a discount of 5% related to the present value calculation of approximately $31.4 million and $29.4 million, respectively. Effective January 1, 2007, we commuted our assumed DD&R reserves. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 19, Subsequent Events.

Investments. All of our investments in fixed income securities are classified as available-for-sale and reported at their estimated fair values, based on quoted market prices, in the consolidated statements of financial position, with the change in fair values during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income. Short-term investments, which have a maturity of one year or less at acquisition, were $29.8 million and $46.6 million as of December 31, 2006 and 2005 and are reported at fair value. Other invested assets include real estate investments, which consist of a building, a condominium unit and developed land. These investments are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method. The estimated useful life of our building is 39 years. Rental income and expenses are included in net investment income. Other invested assets also include certain investments in non-public entities, which are reported at their estimated fair values.

Income on investments includes the amortization of premium and accretion of discount for debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification.

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

FPIC Insurance Group, Inc.	Form 10-K: F-14
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Among the factors we consider are the following:

—	The length of time and the extent to which fair value has been less than cost;
—
Issuer-specific considerations, including an issuer's short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default;

—	The occurrence of a significant economic event that may affect the industry in which an issuer participates; and
—	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value.

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

See Note 6, Investments for additional disclosures concerning investments.

Reinsurance. Net premiums written, net premiums earned, losses and LAE, and underwriting expenses are reported in the consolidated statements of income net of the amounts for reinsurance ceded to other companies. Amounts recoverable from reinsurers including those related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets in the consolidated statements of financial position. Reinsurance recoverables related to unpaid losses and LAE are estimated in a manner consistent with the terms of each respective reinsurance agreement. Reinsurance assumed from other companies including assumed premiums written and earned, losses and LAE and underwriting expenses, principally ceding commissions, are accounted for in the same manner as direct insurance written.

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

Income Taxes. We operate in income tax-paying jurisdictions and provide for income taxes in accordance with the provisions of Financial Accounting Standard (“FAS”) 109, Accounting for Income Taxes. Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

FPIC Insurance Group, Inc.	Form 10-K: F-15
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

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

Share-Based Payments. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), Share-Based Payment, which is a revision of FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. On January 1, 2006, we adopted the provisions of FAS 123(R) using the modified prospective method. Prior period financial statements have not been restated to reflect fair value share-based compensation expense. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the year ended December 31, 2006, we recorded additional financing cash flows of $2.9 million as the result of adopting FAS 123(R). In determining the pool of windfall tax benefits for purposes of calculating assumed proceeds under the treasury stock method, we exclude the impact of pro forma deferred tax assets. We elected to use the short-cut method in determining our pool of windfall tax benefits upon adoption of FAS 123(R).

Prior to the adoption of FAS 123(R), we followed the intrinsic value method in accordance with APB 25 to account for our employee stock options. Accordingly, no compensation expense was recognized in connection with the issuance of stock options under our share-based compensation plans. Compensation expense was however, recognized in connection with the issuance of restricted stock.

FPIC Insurance Group, Inc.	Form 10-K: F-16
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Beginning January 1, 2006, we recognized share-based compensation expense for (i) all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of FAS 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). We recognize share-based compensation expense under FAS 123(R) ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to FAS 123(R), we are required to estimate the amount of expected forfeitures when calculating share-based compensation costs, instead of accounting for forfeitures as incurred, which was allowed under previous guidance. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant as the amount related solely to our January 2005 restricted stock awards and our financial statements already reflected an appropriate adjustment to compensation expense for forfeitures. It is our policy to issue shares when options are exercised. We may repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans.

The following table shows comparative net income had share-based compensation expense been recognized in our financial statements under previous accounting guidance.

(in thousands, except earnings per common share)	For the year ended December 31,
	2006	2005	2004
Reported net income	$51,588	35,022	28,181
Share-based compensation expense determined under the fair value based method, net of income taxes	—	(1,166)	(1,231)
Comparative net income	$51,588	33,856	26,950

Basic earnings per common share as reported	$5.02	3.43	2.83
Basic earnings per common share comparative	$5.02	3.32	2.71
Basic weighted-average common shares outstanding	10,284	10,220	9,973

Diluted earnings per common share as reported	$4.83	3.26	2.70
Diluted earnings per common share comparative	$4.83	3.15	2.58
Diluted weighted-average common shares outstanding	10,671	10,740	10,420

See Note 9, Share-Based Compensation Plans, for additional information.

FPIC Insurance Group, Inc.	Form 10-K: F-17
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Pension Benefits. In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). In accordance with FAS 158, we recognized a liability for the under-funded status of our defined benefit plans for the difference between the plans’ projected benefit obligation and the fair value of plan assets. We also recorded all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts are reclassified into earnings as components of net periodic benefit cost pursuant to the current recognition and amortization provisions of FAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. FAS 158 requires us to measure plan assets and benefit obligations as of the date of our statement of financial position. As allowed by the standard, we will adopt the measurement date requirement in fiscal year 2008. We currently use a measurement date of October 1 for our pension plans. The impact of adopting the measurement date requirement is not expected to be significant. The incremental effect of applying FAS 158 on individual line items in the consolidated statement of financial position is presented in the table below.

(in thousands)
As of December 31, 2006	Before Application of FAS 158	Additional Minimum Liability ("AML") Adjustment	Post AML Adjustment	Adjustments to adopt FAS 158	After Application of FAS 158
Other assets	$10,825	(190)	10,635	(21)	10,614
Deferred income taxes	$35,908	—	35,908	734	36,642
Total assets	$1,218,536	(190)	1,218,346	713	1,219,059
Other liabilities	$37,244	(190)	37,054	1,882	38,936
Total liabilities	$932,113	(190)	931,923	1,882	933,805
Accumulated other comprehensive loss	$(4,808)	—	(4,808)	(1,169)	(5,977)
Total shareholders' equity	$286,423	—	286,423	(1,169)	285,254

For additional disclosures on our pension plans, see Note 13, Employee Benefit Plans.

Goodwill and Other Intangible Assets. We have made acquisitions in the past that have included goodwill. In accordance with FAS 142, Goodwill and Other Intangible Assets, we make an annual assessment by reporting unit as to whether the value of our goodwill is impaired. We completed such assessments in 2006, 2005, and 2004 and concluded that the value of our goodwill assets was not impaired. We use both a market-based valuation analysis and a discounted cash flow analysis to estimate the fair value of each reporting unit. Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value. During 2006, we sold our insurance management operations, which included $8.0 million in goodwill, to a private investor.

As of December 31, 2005, we recognized an impairment charge of $0.4 million related to one of our intangible assets, which we believed did not have a remaining useful life. This impairment charge was incurred within our insurance operations and is reported in other expenses in the consolidated financial statements. After the recognition of the impairment charge, there were no remaining intangible assets recorded in our consolidated statement of financial position as of December 31, 2005.

FPIC Insurance Group, Inc.	Form 10-K: F-18
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Derivative Financial Instruments. We account for our derivatives in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities as amended by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We use derivative financial instruments as cash flow hedges to manage market risks related to the effects of changes in interest rates on our floating rate long-term debt. The cost of these contracts is being amortized over their respective maturities. In addition, the remaining balances are adjusted and carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive income. The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the hedged item. The related amount payable to or receivable from the counterparties is included as adjustments to accrued interest. See Note 11, Derivative Financial Instruments, for additional information on our derivatives.

Deferred Policy Acquisition Costs and Deferred Ceding Commissions. Deferred policy acquisition costs consist primarily of commissions and premium taxes, which vary with and are directly related to the production of new and renewal insurance business. Such acquisition costs are deferred and amortized over the period in which the related premium is earned and reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

We previously had deferred ceding commissions under the Hannover Re net account quota share reinsurance agreement, which were deferred and earned over the period in which the related ceded premium was earned by the reinsuring company.  We terminated cessions under the agreement effective June 30, 2004 and then commuted the agreement effective December 31, 2006.  As a result of the termination of cessions under the agreement, there were no deferred ceding commissions reported in our consolidated statements of financial position as of December 31, 2006 and 2005.  The amortization of the deferred ceding commissions, which was recorded as a reduction to other underwriting expenses, was $0.8 million and $11.7 million for the years ended December 31, 2005 and 2004, respectively.

Cash and Cash Equivalents. Cash and cash equivalents include all demand deposits, overnight investments and other liquid instruments with an original maturity of three months or less when acquired.

Per Common Share Data. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated using the weighted average combination of dilutive common share equivalents and common shares outstanding during the period.

Reclassifications. Certain amounts for 2005 and 2004 have been reclassified to conform to the 2006 presentation.

FPIC Insurance Group, Inc.	Form 10-K: F-19
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

New Accounting Pronouncements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine if it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is applicable to all other accounting pronouncements that require or permit fair value measurements and therefore does not require any new fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

FPIC Insurance Group, Inc.	Form 10-K: F-20
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

3.	Reconciliation of Basic and Diluted Earnings Per Common Share
The table below presents data with respect to our basic and diluted earnings per common share.

(in thousands, except earnings per common share)	For the year ended December 31,
	2006	2005	2004
Net Income:
Income from continuing operations	$32,939	25,482	17,855
Discontinued operations	18,649	9,540	10,326
Net income	$51,588	35,022	28,181

Basic Earnings per Common Share:
Income from continuing operations	$3.20	2.50	1.79
Discontinued operations	1.82	0.93	1.04
Net income	$5.02	3.43	2.83

Diluted Earnings per Common Share:
Income from continuing operations	$3.09	2.37	1.71
Discontinued operations	1.74	0.89	0.99
Net income	$4.83	3.26	2.70

Basic weighted average shares outstanding	10,284	10,220	9,973
Common stock equivalents	387	520	447
Diluted weighted average shares outstanding	10,671	10,740	10,420

FPIC Insurance Group, Inc.	Form 10-K: F-21
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

4.	Liability for Losses and LAE
The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)	For the year ended December 31,
	2006	2005	2004
Gross balance, January 1	$663,466	635,118	574,529
Less reinsurance recoverables	303,847	333,419	275,766
Net balance, January 1	359,619	301,699	298,763

Incurred Related To:
Current year	156,711	166,687	124,699
Prior years	(5,063)	(30)	473
Total incurred	151,648	166,657	125,172

Paid Related To:
Current year	10,166	21,023	16,517
Prior years	103,430	97,894	105,719
Total paid	113,596	118,917	122,236

Commutation (1), (2), (3)	86,416	10,180	—

Net balance, December 31	484,087	359,619	301,699
Plus reinsurance recoverables	158,868	303,847	333,419
Gross balance, December 31	$642,955	663,466	635,118

(1)
Effective December 31, 2006, First Professionals commuted its net account quota share reinsurance agreement with Hannover Re. Under the terms of the commutation agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $84.0 million and in exchange Hannover Re released to First Professionals the funds withheld under the agreement of $84.0 million. No gain or loss was recognized on the transaction.

(2)
During November 2006, First Professionals entered into an agreement with CX Re to commute its ceded reinsurance agreement. Under the terms of the agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $2.4 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

(3)
During May 2005, First Professionals and APAC entered into agreements to commute their 25% quota share reinsurance ceded to American Professional Assurance, Ltd. (“APAL”). Under the terms of the agreement, First Professionals and APAC assumed loss and LAE reserves previously ceded of approximately $10.2 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

FPIC Insurance Group, Inc.	Form 10-K: F-22
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Losses and LAE related to the current year decreased approximately 6% for the year ended December 31, 2006 compared to 2005. Our net premiums earned remained nearly unchanged for the year ended December 31, 2006 compared to 2005. Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year decreased to 69% for the year ended December 31, 2006 compared to 74% for the same period in 2005. Our decline in losses and LAE for the current year reflects favorable claims trends, including a significant reduction in newly reported claims and incidents.

Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years. Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made. As noted in the table above, our loss and LAE reserve estimates for prior years decreased approximately $5.1 million. The favorable prior year loss development reflects a decline in expected ultimate losses for years prior to 2006, primarily the 2004 and 2005 accident years, as a result of improved claim trends including lower frequency, a lower number of claims closed with indemnity payment and stable severity.

While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Actuarial techniques and primary factors that impact our reserve estimates
We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business. The actuarial techniques we use that are material to our evaluation of loss and LAE reserves include the following:

—	Loss Development Methods (Incurred and Paid Development);
—	Berquist-Sherman Case Reserve Adjustment Method;
—	Frequency/Severity Methods;
—	Allocated Loss Adjustment Expense Development Methods (Incurred and Paid Development);
—	Bornhuetter-Ferguson Expected Loss Projection Methods; and
—	Backward Recursive Method

Each technique has inherent benefits and shortcomings (i.e., biases), particularly when applied to company-specific characteristics and trends. For example, certain methods (e.g., the Bornhuetter-Ferguson methods) are more relevant to immature accident years and other methods (e.g., the loss development methods) provide more meaningful information for years with a greater level of maturity. Because each method has its own set of attributes, we do not rely exclusively upon a single method. Rather, we evaluate each of the methods for the different perspectives that they provide. Each method is applied in a consistent manner from period to period and the methods encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.

FPIC Insurance Group, Inc.	Form 10-K: F-23
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Using internal actuarial staff, we analyze and develop projections of ultimate losses that are used to establish our carried reserves. In performing our review, we separate reserves by line of business, coverage type, layer of coverage, geography, and accident year. By doing so, we are able to evaluate the unique patterns of development and trends for each line of business. We then select a point estimate for each line with due regard for the age, characteristics and volatility of the portion of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type. This series of selected point estimates, along with other relevant quantitative and qualitative information, is then evaluated to produce an overall best estimate of our total liability for losses and LAE.

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm as an objective confirmation of the adequacy of our carried reserves. Our best estimate may differ from the selected reserve estimate of our independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below. While our assessment may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate. A typical range of reasonable values for MPL reserve estimates is considered as wide as 15%; thus, in addition to the performance of the business itself, our results of operations and financial position are very sensitive to our reserve estimates and judgments.

The range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2006 was $429.0 million to $498.6 million.  The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves. The reserve opinions of our independent actuary for the years ended December 31, 2006 and 2005 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies. The primary factors affecting our estimates of how much we will pay and therefore our reserve for insurance claims, defense, and other related costs are:

—	Frequency and severity trends (numbers of claims and how much we will pay for each claim on average);
—	The timing or pattern of future payments;
—	The amount of defense costs we will pay for each claim or group of claims;
—	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are settled and closed without a loss payment); and
—	Inflationary trends that are expected to bear on future loss and LAE payments.

FPIC Insurance Group, Inc.	Form 10-K: F-24
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

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

In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and LAE reserves, it is also important to understand that the medical professional liability sector of the property casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim. For instance,

—	In 2006, we ended the year with 13,402 professional liability policyholders and paid a total of $53.0 million in loss payments (indemnity only) on 322 claims.
—	In 2005, we ended the year with 14,055 professional liability policyholders and paid a total of $60.8 million in loss payments (indemnity only) on 391 claims.

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

FPIC Insurance Group, Inc.	Form 10-K: F-25
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

5.	Reinsurance
   The effect of reinsurance on premiums written and earned and losses and LAE is presented in the table below.

(in thousands)	For the year ended December 31,
	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$251,424	258,420	289,022	277,335	312,728	313,160
Ceded	(29,001)	(31,455)	(37,208)	(51,293)	(120,196)	(163,484)
Net	$222,423	226,965	251,814	226,042	192,532	149,676

(in thousands)	For the year ended December 31,
	2006	2005	2004
Losses and LAE	$171,739	233,246	261,413
Reinsurance recoveries	(20,091)	(66,589)	(136,241)
Net losses and LAE	$151,648	166,657	125,172

    We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. At December 31, 2006 our receivable from reinsurers was approximately $176.9 million. We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

The table below displays certain aspects of the coverage provided by our excess of loss reinsurance program:

Treaty Year:	2004	2005	2006	2007
Coverage A	Losses * of $2.5 million in excess of $0.5 million	Losses * of $2.5 million in excess of $0.5 million	Losses * of $2.5 million in excess of $0.5 million	Losses * of $4.5 million in excess of $0.5 million
Coverage B (applies to policies with limits in excess of $1.0 million)	Losses * of $4.0 million in excess of $1.0 million	Losses * of $4.0 million in excess of $1.0 million	Losses * of $4.0 million in excess of $1.0 million	Losses * of $4.0 million in excess of $1.0 million
Loss Corridor	None	FPIC retains ceded losses between 80% and 110% of ceded premiums	None	None

* Losses include 90% of extra-contractual obligations and losses in excess of policy limits

FPIC Insurance Group, Inc.	Form 10-K: F-26
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

    The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more.

Reinsurer	A.M. Best Rating as of December 31, 2006	Amount Recoverable as of December 31, 2006 (in thousands)	Amount Recoverable as of December 31, 2005 (in thousands)
Physicians' Reciprocal Insurers	Not Rated *	$36,023	65,346
Hannover Ruckversicherungs	A	32,706	37,622
Lloyd's Syndicate	A	22,761	33,720
Transatlantic Reinsurance Company	A+	20,925	19,352
Partner Reinsurance Company of the U.S.	A+	13,409	11,732
Berkley Insurance Company	A	7,238	6,528
Aspen Insurance	Not Rated *	5,113	3,686
Other reinsurers		38,681	49,932
Total		$176,856	227,918

*	We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized.

APAL Commutation. During May 2005, First Professionals and APAC entered into agreements to commute their 25% quota share ceded reinsurance with APAL. Under the terms of the agreements, the two companies assumed loss and LAE reserves previously ceded under the contracts of approximately $10.2 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

Hannover Re Net Account Quota Share Reinsurance. We terminated future cessions under the Hannover Re net account quota share reinsurance agreement effective June 30, 2004. Effective December 31, 2006, First Professionals commuted the agreement with Hannover Re. Under the terms of the agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $84.0 million and in exchange Hannover Re released to First Professionals the funds withheld under the agreement of $84.0 million. No gain or loss was recognized on the transaction. Amounts ceded under the Hannover Re net account quota share reinsurance agreement are summarized in the table below.

FPIC Insurance Group, Inc.	Form 10-K: F-27
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

(in thousands)	For the year ended December 31,
		Percentage		Percentage
	2006	Change	2005	Change	2004
Ceded premiums written	$—	-100%	660	101%	(50,357)

Ceded premiums earned	$—	100%	(8,373)	89%	(75,675)
Ceded losses and LAE incurred	—	-100%	5,814	-90%	57,538
Ceded other underwriting expenses	(153)	-105%	2,922	-87%	22,710
Net (decrease) increase in underwriting margin	(153)	-142%	363	-92%	4,573

Other expenses	(5,221)	21%	(6,643)	7%	(7,152)

Net decrease in income from continuing operations before income taxes	(5,374)	14%	(6,280)	-144%	(2,579)

Net decrease in net income	$(3,301)	14%	(3,858)	-144%	(1,582)

6.	Investments
The amortized cost and estimated fair value of fixed income securities, available for sale, and short-term investments were as follows:

(in thousands)	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States, municipalities and political subdivisions	$365,214	1,086	3,918	362,382
Corporate securities	146,251	649	2,359	144,541
Mortgage-backed and asset-backed securities	138,233	289	2,091	136,431
U.S. Government agencies and authorities	78,100	255	1,000	77,355
Total fixed income securities, available for sale, and short-term investments	$727,798	2,279	9,368	720,709

FPIC Insurance Group, Inc.	Form 10-K: F-28
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

(in thousands)	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States, municipalities and political subdivisions	$346,062	1,508	4,151	343,419
Corporate securities	176,593	456	2,592	174,457
Mortgage-backed and asset-backed securities	81,803	48	1,874	79,977
U.S. Government agencies and authorities	67,189	401	1,119	66,471
Total fixed income securities, available for sale, and short-term investments	$671,647	2,413	9,736	664,324

The following tables summarize, for all fixed income securities, available for sale, and short-term investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of December 31, 2006
	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States, municipalities and political subdivisions	$271,433	3,918	55,932	159	215,501	3,759
Corporate securities	100,388	2,359	18,304	128	82,084	2,231
Mortgage-backed and asset-backed securities	109,298	2,091	48,830	250	60,468	1,841
U.S. Government agencies and authorities	40,381	1,000	7,861	66	32,520	934
Total fixed income securities, available for sale, and short-term investments	$521,500	9,368	130,927	603	390,573	8,765

(in thousands)	As of December 31, 2005
	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States, municipalities and political subdivisions	$260,146	4,151	180,985	1,850	79,161	2,301
Corporate securities	155,698	2,592	100,020	899	55,678	1,693
Mortgage-backed and asset-backed securities	74,454	1,874	47,632	1,112	26,822	762
U.S. Government agencies and authorities	50,110	1,119	24,641	443	25,469	676
Total fixed income securities, available for sale, and short-term investments	$540,408	9,736	353,278	4,304	187,130	5,432

    The unrealized losses at December 31, 2006 and 2005 were primarily attributable to the impact of increases in interest rates on our fixed income securities and short-term investments. We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates. Therefore, we do not consider any of the securities carried in an unrealized loss position to be other-than-temporarily impaired. During the fourth quarter of 2005, we did recognize an other-than-temporary impairment charge related to certain of our corporate securities, which reduced the cost basis of those securities and reclassified the unrealized loss from accumulated other comprehensive (loss) income to net realized investment losses. No investment impairments were recorded during 2006.

FPIC Insurance Group, Inc.	Form 10-K: F-29
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Realized investment gains (losses) and net investment income are summarized below:

(in thousands)	For the year ended December 31,
	2006	2005	2004
Fixed income securities, available for sale, and short-term investments:
Gross realized gains	$393	1,177	6,042
Gross realized losses	(372)	(1,459)	(3,522)
Other-than-temporary impairments	—	(698)	—

Other invested assets:
Gross realized gains	59	—	2,134
Gross realized losses	—	—	—
Other-than-temporary impairments	—	—	(787)
Net realized investment gains (losses)	$80	(980)	3,867

(in thousands)
	For the year ended December 31,
	2006	2005	2004
Fixed income securities, available for sale	$24,206	22,350	21,099
Short-term investments	1,618	929	—
Other invested assets	1,641	797	533
Cash and cash equivalents	6,851	2,778	717
Total investment income	34,316	26,854	22,349
Less: Investment expense	(2,074)	(1,849)	(1,722)
Net investment income	$32,242	25,005	20,627

    The amortized cost and estimated fair value of fixed income securities, available for sale, and short-term investments by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of December 31, 2006
	Amortized Cost	Fair Value
Due in one year or less	$57,380	57,265
Due after one year through five years	341,482	337,973
Due after five years through ten years	148,100	146,520
Due after ten years	42,603	42,520
	589,565	584,278
Mortgage-backed and asset-backed securities	138,233	136,431
Total fixed income securities, available for sale, and short-term investments	$727,798	720,709

FPIC Insurance Group, Inc.	Form 10-K: F-30
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

      As of December 31, 2006 and 2005, investments in securities and cash with an amortized cost of $16.1 million and $15.8 million, respectively and a fair value of $16.1 million and $16.4 million, respectively, were on deposit with the insurance departments in various states as required by law.

As of December 31, 2006 and 2005, investment securities and cash with an amortized cost of $127.3 million and $186.0 million, respectively, and a fair value of $126.3 million and $185.4 million, respectively, were held in trust accounts as collateral for reinsurance assumed as required by law in certain states in which we assume insurance business. During February 2007, First Professionals entered into an agreement with Physicians’ Reciprocal Insurers (“PRI”) to commute, effective January 1, 2007, all assumed reinsurance treaties with PRI where First Professionals acted as a reinsurer. These treaties covered excess of loss reinsurance and reinsurance for PRI’s death, disability and retirement risks. As a result of the commutation, investment securities and cash with an amortized cost of $120.7 million and a fair value of $119.8 million as of December 31, 2006 were released from the trust accounts. For additional information on the commutation, see Note 19, Subsequent Events.

7.	Other Comprehensive Income (Loss)
The components of other comprehensive income (loss), along with their allocated tax effects, are presented in the tables below.

(in thousands)	For the year ended December 31, 2006
	Before- Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments
Unrealized holding gains (losses) arising during period	$17	(7)	10
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	17	(7)	10

Unrealized gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during period	315	(121)	194
Less: reclassification adjustment for gains (losses) realized in net income	80	(31)	49
Net unrealized gains (losses) on available-for-sale securities	235	(90)	145

Unrealized gains (losses) on other invested assets
Unrealized holding gains (losses) arising during period	(1,191)	459	(732)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on other invested assets	(1,191)	459	(732)

Other comprehensive loss	$(939)	362	(577)

FPIC Insurance Group, Inc.	Form 10-K: F-31
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

(in thousands)	For the year ended December 31, 2005
	Before- Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments
Unrealized holding gains (losses) arising during period	$56	(22)	34
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	56	(22)	34

Unrealized gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during period	(12,635)	4,874	(7,761)
Less: reclassification adjustment for gains (losses) realized in net income	(980)	378	(602)
Net unrealized gains (losses) on available-for-sale securities	(11,655)	4,496	(7,159)

Unrealized gains (losses) on other invested assets
Unrealized holding gains (losses) arising during period	228	(88)	140
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on other invested assets	228	(88)	140

Minimum pension liability	431	(39)	392

Other comprehensive loss	$(10,940)	4,347	(6,593)

(in thousands)	For the year ended December 31, 2004
	Before- Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments
Unrealized holding gains (losses) arising during period	$(586)	226	(360)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	(586)	226	(360)

Unrealized gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during period	271	(139)	132
Less: reclassification adjustment for gains (losses) realized in net income	2,520	(972)	1,548
Net unrealized gains (losses) on available-for-sale securities	(2,249)	833	(1,416)

Unrealized gains (losses) on other invested assets
Unrealized holding gains (losses) arising during period	187	(73)	114
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on other invested assets	187	(73)	114

Minimum pension liability	(203)	(49)	(252)

Other comprehensive loss	$(2,851)	937	(1,914)

FPIC Insurance Group, Inc.	Form 10-K: F-32
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Changes, net of tax, in accumulated other comprehensive income (loss) are presented in the table below:

(in thousands)
	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Net Unrealized Gains (Losses) on Other Invested Assets	Minimum Pension Liability	Cumulative Adjustment to Initially Apply FAS 158, Net of tax	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2003	$(60)	4,026	450	(140)	—	4,276
Period Change	(360)	(1,416)	114	(252)	—	(1,914)
Balance, December 31, 2004	(420)	2,610	564	(392)	—	2,362
Period Change	34	(7,093)	74	392	—	(6,593)
Balance, December 31, 2005	(386)	(4,483)	638	—	—	(4,231)
Period Change	10	39	(626)	—	(1,169)	(1,746)
Balance, December 31, 2006	$(376)	(4,444)	12	—	(1,169)	(5,977)

8.	Income Taxes
Our provision for income taxes consisted of the following:

(in thousands)	For the year ended December 31,
	2006	2005	2004
Current expense:
Federal	$17,206	11,256	8,482
State	2,451	1,383	2,012
Total	19,657	12,639	10,494

Deferred (benefit) expense:
Federal	(5,170)	(2,481)	(1,142)
State	(305)	229	(96)
Total	(5,475)	(2,252)	(1,238)
Total income tax expense	$14,182	10,387	9,256

The tax benefit related to employee stock options, which is treated differently for book and tax purposes, has been recorded directly to shareholders’ equity as an addition to additional paid-in capital. The tax benefit for the years ended December 31, 2006, 2005 and 2004 was $2.8 million, $1.3 million, and $1.0 million, respectively.

FPIC Insurance Group, Inc.	Form 10-K: F-33
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

The provision for income taxes differs from the statutory corporate tax rate of 35% as follows:

(in thousands)	For the year ended December 31,
	2006	2005	2004
Computed "expected" tax expense	$16,492	12,554	9,489
Tax-exempt interest	(3,477)	(3,100)	(2,206)
State income taxes, net of federal benefit	1,395	1,049	1,246
Prior year adjustments based upon Internal Revenue Service examination	—	—	750
Other, net	(228)	(116)	(23)
Actual income tax expense	$14,182	10,387	9,256

The significant components of the net deferred tax asset were as follows:

(in thousands)	As of December 31,
	2006	2005
Deferred tax assets arising from:
Loss reserve discounting	$20,613	16,724
Goodwill and intangible assets	349	453
Unearned premiums	10,823	12,131
Net operating loss carry forwards	1,305	1,628
Benefit plans	2,461	1,209
Guarantee fund assessment	1,805	—
Unrealized losses on securities	2,621	2,330
Other	2,383	1,839
Total deferred tax assets	42,360	36,314

Deferred tax liabilities arising from:
Deferred policy acquisition costs	5,469	5,597
Other	249	889
Total deferred tax liabilities	5,718	6,486
Net deferred tax asset	$36,642	29,828

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

We have remaining net operating loss carry forwards of approximately $3.1 million as of December 31, 2006 that may be used to offset taxable income in future years subject to an annual limitation imposed by the Internal Revenue Code. These net operating loss carry forwards expire in the years 2018 and 2019.

FPIC Insurance Group, Inc.	Form 10-K: F-34
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

      During 2005, we reached a settlement with the Internal Revenue Service (“IRS”) with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001. The settlement was approved by the Congressional Joint Committee on Taxation during the first quarter of 2006. We had previously accrued for income tax liabilities related to the examination, and consequently there was no income tax impact to our consolidated financial statements because of the settlement. During 2006, the IRS commenced an examination of our 2004 tax return. The examination was closed in February 2007 with no significant adjustments. Our income tax returns for 2003 and 2005 have not been examined by the IRS and remain open under the applicable statute of limitations.

9.	Share-Based Compensation Plans
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

The Board of Directors has authorized annual awards pursuant to the Director Plan to each non-employee member of the Board of Directors, as of the date of the annual shareholders meeting, of 1,000 shares of restricted stock, which will fully vest on the first anniversary of the date of grant, which represents the requisite service period for such awards. In June 2005 and 2006, awards of 1,000 shares of restricted stock were also made to each non-employee director of our First Professionals subsidiary who was not a member of our Board of Directors.

The Board of Directors has also authorized awards pursuant to the Director Plan to new non-employee directors, upon their initial election, of 1,000 shares of restricted stock, which will fully vest on the first anniversary of the date of grant, which represents the requisite service period for such awards.

FPIC Insurance Group, Inc.	Form 10-K: F-35
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

The ESPP:
We offer the ESPP to eligible employees, including executive officers. Under the terms of the ESPP, employees are allowed to purchase FPIC’s common stock at 85% of the market value on the first or last day of the offering period, whichever is lower. FPIC common stock issued in connection with the ESPP for the plan year ended December 31, 2006 totaled 4,565 shares.

The following table presents the number of shares authorized for future awards in connection with our share-based compensation plans.

	As of
	December 31,	December 31,
	2006	2005
The Omnibus Plan	714,982	728,002
The Director Plan	232,801	239,801
The ESPP	82,412	86,977
Shares authorized for awards	1,030,195	1,054,780

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

Assumptions related to stock option awards:	December 31, 2006	December 31, 2005	December 31, 2004
Expected volatility	60.00%	67.11%	61.65%
Expected dividends	—	—	—
Expected term	5.3 years	5.0 years	5.0 years
Risk-free rate	4.28%	3.68%	3.89%

Assumptions related to ESPP awards:	December 31, 2006
Expected volatility	29.00%
Expected dividends	—
Expected term	1.0 year
Risk-free rate	4.33%

FPIC Insurance Group, Inc.	Form 10-K: F-36
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Reported share-based compensation for all plans was classified as follows:

(in thousands)	For the year ended December 31,
	2006	2005	2004
Other underwriting expenses	$2,225	559	—
Discontinued operations	6	74	—
Total share−based compensation	2,231	633	—
Income tax benefit	(861)	(244)	—
Net share−based compensation	$1,370	389	—

The following table presents the status of, and changes in, stock options.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Stock options:
Outstanding, January 1, 2006	1,258,474	$17.90
Granted	38,605	$35.27
Exercised	(329,833)	$14.07
Forfeited	(53,993)	$30.29
Outstanding, December 31, 2006	913,253	$19.29	4.6	$18,207

Exercisable at December 31, 2006	842,414	$18.27	4.2	$17,672

	For the year ended December 31,
	2006	2005	2004
Weighted-average grant date fair value of stock options granted	$19.93	17.86	15.29

Total intrinsic value of options exercised (in thousands)	$7,674	3,508	2,889

The following table presents the status of, and changes in, restricted stock.
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Restricted stock:
Non-vested, January 1, 2006	76,519	$31.04
Granted	55,115	$35.58
Vested	(23,856)	$30.22
Forfeited	(19,707)	$33.13
Non-vested, December 31, 2006	88,071	$33.63	1.5	$3,432

FPIC Insurance Group, Inc.	Form 10-K: F-37
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

      As of December 31, 2006, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans. That cost is expected to be recognized over a weighted-average period of 4.3 years. The total fair value of shares vested during the year ended December 31, 2006 was $2.2 million. Cash received from option and stock exercises under all share-based arrangements during the year ended December 31, 2006 was $4.6 million. The actual tax benefit realized for tax deductions from stock option exercises and the vesting of restricted stock totaled $2.8 million for the year ended December 31, 2006.

The following table summarizes data for stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
$ 0.00-11.99	180,501	—	$8.78	4.8	180,501	$8.78
$ 12.00-15.99	305,008	—	13.97	4.1	305,008	13.97
$ 16.00-19.99	15,200	—	17.33	3.9	15,200	17.33
$ 20.00-35.99	309,205	70,839	26.33	5.0	309,205	25.16
$ 36.00-60.99	32,500	—	46.20	1.9	32,500	46.20
	842,414	70,839	$19.29	4.6	842,414	$18.27

FPIC Insurance Group, Inc.	Form 10-K: F-38
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

10.	Long-Term Debt
Our outstanding long-term debt consisted of the following:

Trust-Preferred Subordinated Debentures, uncollateralized and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85% to 4.2%			(in thousands)
	Rate as of December 31,		Balance as of December 31,
Due	2006	2005	2006	2005
May 15, 2033 (callable by FPIC beginning May 15, 2008)	9.47%	8.43%	$15,464	15,464
May 23, 2033 (callable by FPIC beginning May 23, 2008)	9.57%	8.61%	5,155	5,155
October 29, 2033 (callable by FPIC beginning October 29, 2008)	9.23%	8.09%	15,464	15,464
			36,083	36,083

Senior Notes, uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.2%			(in thousands)
	Rate as of December 31,		Balance as of December 31,
Due	2006	2005	2006	2005
May 23, 2033 (callable by FPIC beginning May 23, 2008)	9.57%	8.61%	10,000	10,000

Total long-term debt			$46,083	46,083

    We established three wholly owned, but not consolidated, trusts, FPIC Capital Trust I, FPIC Capital Statutory Trust II, and FPIC Capital Statutory Trust III, during 2003 for the sole purpose of issuing the trust-preferred securities. The proceeds received by the three trusts were used to purchase junior subordinated debentures from FPIC of the same amounts, maturities and other applicable terms and features. The debentures issued by FPIC to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing to one another. Issuance costs for all three offerings in the aggregate amount of approximately $1.4 million were capitalized and are being amortized over their respective stated maturity periods of 30 years.

The floating interest rate charged under the trust-preferred subordinated debentures is adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged within the first five years is 12.5%. We purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. For additional information on our hedging instruments, see Note 11, Derivative Financial Instruments. We have the option to call the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing. The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of 30 years and are due in May and October 2033.

FPIC Insurance Group, Inc.	Form 10-K: F-39
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Indenture agreements, relating to our junior subordinated debentures and trust-preferred securities, contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal of, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank equal in standing with or junior in interest to capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.

11.	Derivative Financial Instruments
As of December 31, 2006, we had four interest rate collars. The initial costs of these hedging instruments of $1.1 million, in aggregate, have been capitalized and are being amortized over their respective five-year maturity periods. The interest rate collars and terms as of December 31, 2006 are presented in the table below with their corresponding effects on the floating rate interest costs associated with the trust-preferred securities and senior notes.

Notional Amount	Maturity	LIBOR	LIBOR	Floor	Cap
(in thousands)	Date	Floor(1)	Cap(1)	Rate	Rate
$ 15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$ 5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%

(1)	Based on three-month LIBOR

The interest rate collars are designed to maintain our ultimate floating rate interest costs on our trust-preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities. The interest rate collars place floors and caps on the three-month LIBOR floating interest on notional principal corresponding with the principal amounts of each offering, until their respective maturity dates in 2008 or until such time that we exercise our option to call the securities.

FPIC Insurance Group, Inc.	Form 10-K: F-40
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

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

We have designated the interest rate collars as cash flow hedges. They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss).

In accordance with FAS 133, as amended by FAS 138, and FAS 149, we document the relationships between the hedging instruments and the underlying long-term debt instruments. We also assess the effectiveness of the hedging instruments on a quarterly basis. If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the interest rate collars would be included in net income rather than other comprehensive income. For the years ended December 31, 2006, 2005 and 2004, the net gain or loss on the ineffective portion of the agreements was not significant.

12.	Fair Value of Financial Instruments
Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Quoted market prices are used where available. In other cases, fair values are based on estimates using valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience, and other factors. Changes in assumptions could significantly affect these estimates. Independent market data may not be available to validate those fair value estimates that are based on internal valuation techniques. Moreover, such fair value estimates may not be indicative of the amounts that could be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values of our financial instruments may not be comparable to those of other companies.  Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent our underlying value.

FPIC Insurance Group, Inc.	Form 10-K: F-41
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

—	Fixed income securities, available for sale - Fair value was estimated based on prices from a third party service organization providing administrative services for investments.
—	Short-term investments - Fair value was estimated based on prices from a third party service organization providing administrative services for investments.
—
Other invested assets - For limited partnership investments, fair value was determined based on our interest in the underlying investment. For real estate, fair value was based on an independent appraisal.

—	Cash and cash equivalents - Carrying value approximates the fair value because of the short maturity of these instruments.
—	Interest rate collars - Fair value was estimated using quotes from an institutional broker and represents the cash requirement if the existing agreement had been settled at year-end.
—	Long-term debt - Carrying value approximates the fair value.

    The following table presents the carrying values and estimated fair values of our financial instruments.

(in thousands)	As of December 31, 2006		As of December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Fixed income securities, available for sale	$690,895	690,895	617,716	617,716
Short-term investments	29,814	29,814	46,608	46,608
Other invested assets	6,600	6,600	6,785	6,785
Cash and cash equivalents	138,688	138,688	92,970	92,970
Interest rate collars	220	523	483	506
Total financial assets	$866,217	866,520	764,562	764,585

Financial liabilities:
Long-term debt	$46,083	46,083	46,083	46,083
Total financial liabilities	$46,083	46,083	46,083	46,083

FPIC Insurance Group, Inc.	Form 10-K: F-42
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

13.	Employee Benefit Plans
We provide pension benefits to eligible employees through various defined contribution and defined benefit plans, which we sponsor.

Defined Contribution Plans:
We have defined contribution plans that are available to employees upon meeting certain eligibility requirements. The plans allow employees to contribute to the plan a percentage of their pre-tax annual compensation. Under the terms of the plans, we will match the employee contributions up to a maximum of 2.5% of the employee’s annual compensation. We may also make annual profit sharing contributions to the plans, depending on an annual financial performance. The contributions to the plans are invested at the election of the employee in one or more investment options provided by a third party plan administrator. We contribute the matching portion to the plan at the same time as the employee elections. Our contributions to the plans totaled $1.3 million for each of the years ended December 31, 2006 and 2005 and $1.1 million for the year ended December 31, 2004. We expect to contribute approximately $1.3 million to the plans during 2007.

We have a deferred compensation plan, which is offered to key employees selected by the Board of Directors who are also participants in the holding company’s qualified defined contribution plan and whose contributions are limited by the Internal Revenue Code. Key employee participants may defer into the plan all or a portion of their compensation. In addition, at the discretion of the Board of Directors, we may match contributions made by key employees and may make discretionary incentive contributions for key employees. Participants’ account balances generally will be paid, as adjusted for investment gains or losses, following termination of employment. During the year ended December 31, 2006, we made a discretionary contribution of less than $0.1 million to the deferred compensation plan. We did not make any discretionary or matching contributions during the years ended December 31, 2005 and 2004.

We have a money purchase plan that is available to the employees of Tenere upon meeting certain eligibility requirements. Under the terms of the plan, we contribute to the plan to provide benefits to employees based on years of service. Contributions are made for each year of service until the employee retires. The contributions are equal to 6.0% of the employee’s annual compensation plus 5.7% of the employee’s annual compensation in excess of the Social Security taxable wage base. Our contributions totaled $0.1 million for each of the years ended December 31, 2006, 2005 and 2004.

Defined Benefit Plans:
We have defined benefit plans that are available to employees upon meeting certain eligibility requirements. There is a plan available to all employees, a supplemental executive retirement plan (“SERP”) available only to certain executives and an excess benefit plan available only to certain employees that are not covered by the SERP. The SERP and excess benefit plan are not funded. It is our policy to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as may be determined to be appropriate. We did not contribute to these plans for the years ended December 31, 2006 and 2004. The contributions to these plans totaled $1.4 million for the year ended December 31, 2005. We expect to contribute approximately $1.9 million to these plans during 2007.

FPIC Insurance Group, Inc.	Form 10-K: F-43
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

The following tables provide the status of our defined benefit plans.

(in thousands)
	As of December 31,
Change in benefit obligation:	2006	2005
Benefit obligation at beginning of year	$10,961	8,827
Service cost	1,044	741
Interest cost	579	498
Actuarial (loss) gain	(1,043)	959
Benefits paid	(63)	(64)
Benefit obligation at end of year	11,478	10,961

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	5,024	3,464
Actual return on plan assets	137	236
Employer contributions	—	1,388
Benefits paid	(63)	(64)
Fair value of plan assets at end of year	5,098	5,024

Funded status at end of year	$(6,380)	(5,937)

      The accumulated benefit obligation for all defined benefit pension plans was $8.4 million and $7.7 million as of December 31, 2006 and 2005, respectively.

The following table presents information on our defined benefit plans with an accumulated benefit obligation in excess of plan assets.

(in thousands)	As of December 31,
	2006	2005
Projected benefit obligation	$(4,701)	(4,212)
Accumulated benefit obligation	$(3,624)	(3,107)
Fair value of plan assets	$—	—

Assumptions used in the accounting for net periodic benefit cost of our defined benefit plans were as follows:

	2006	2005	2004
Discount rates	5.3%	5.5%	5.5%
Rate of increase in compensation levels	5.9%	5.9%	5.6%
Return on assets	7.0%	7.0%	7.5%

FPIC Insurance Group, Inc.	Form 10-K: F-44
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Assumptions used in the accounting for the benefit obligation of our defined benefit plans were as follows:

	2006	2005	2004
Discount rates	5.7%	5.3%	5.5%
Rate of increase in compensation levels	5.9%	5.9%	5.9%
Return on assets	7.0%	7.0%	7.0%

The following table provides the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost.

(in thousands)	As of December 31,
	2006	2005
Net loss	$1,218	—
Prior service cost	$646	—
Net transition obligation	$39	—

The estimated net loss, prior service cost, and net transition obligation for our defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million, $0.04 million, and $0.04 million, respectively.

The following table provides the actuarially computed components of net periodic pension cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit plans.

(in thousands)
	For the year ended December 31,
Net Periodic Benefit Cost:	2006	2005	2004
Service cost	$1,044	741	660
Interest cost	579	498	421
Expected return on plan assets	(331)	(246)	(223)
Amortization of prior service cost	47	47	47
Amortization of net transition obligation	31	31	31
Amortization of net loss	240	114	445
Net periodic benefit cost	1,610	1,185	1,381

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	1,218	—	—
Amortization of prior service cost	646	—	—
Amortization of net transition obligation	39	—	—
Total recognized in other comprehensive income	1,903	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$3,513	1,185	1,381

FPIC Insurance Group, Inc.	Form 10-K: F-45
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

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

The investment policy for our defined benefit pension plan involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs. We employ a total return on investment approach, whereby a mix of equity securities, debt securities and other assets, is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by plan trustees through periodic portfolio reviews and annual liability measurements. The following table provides the composition of our defined benefit plan investments:

(in thousands)	As of December 31,
	2006	2005
Debt securities	$3,810	3,848
Equity securities	1,260	1,151
Convertible debt securities	28	25
Total	$5,098	5,024

The debt securities were comprised mainly of money market, bond and mortgage-backed securities. The equity securities were comprised of a diversified portfolio of large, medium, and small cap investments, with a modest international component. We do not expect significant changes in the allocation of investments; however the allocations may change after the periodic meetings of the plan trustees based on their reviews of historical investment return and risk.

Estimated benefit payments expected to be paid during the next 10 years, based on the assumptions used to measure the benefit obligation as of December 31, 2006 are as follows:

(in thousands)

2007	$90
2008	94
2009	110
2010	130
2011	240
2012-2016	3,581
Total	$4,245

FPIC Insurance Group, Inc.	Form 10-K: F-46
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

14.	Statutory Accounting
First Professionals, APAC, Intermed, and Interlex are required to file statutory-basis financial statements with state insurance regulatory authorities. The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent. In 2007, and based on the amounts of capital and surplus of our insurance subsidiaries as of December 31, 2006, dividends of $22.8 million may be paid to the holding company, without regulatory consent. Our consolidated insurance subsidiaries’ statutory surplus exceeded applicable regulatory and risk-based capital requirements as of December 31, 2006, 2005 and 2004. Restricted net assets, statutory surplus and statutory net income are presented in the tables below.

(in thousands)

Restricted net assets as of December 31,	2006	2005
First Professionals	$180,400	155,353
APAC	$22,758	18,531
Intermed	$36,634	31,142
Interlex	$8,981	8,216

(in thousands)

Statutory surplus as of December 31,	2006	2005
First Professionals	$200,444	172,853
APAC	25,539	20,731
Intermed	41,479	34,602
Interlex	9,979	9,129
Combined statutory surplus	277,441	237,315
Less: Intercompany eliminations	(51,458)	(43,731)
Consolidated statutory surplus	$225,983	193,584

(in thousands)

Statutory net income for the year ended December 31,	2006	2005	2004
First Professionals	$19,488	9,926	9,063
APAC	3,005	2,002	(45)
Intermed	4,845	2,869	(446)
Interlex	966	1,029	1,103
Total statutory net income	$28,304	15,826	9,675

FPIC Insurance Group, Inc.	Form 10-K: F-47
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

15.	Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs were as follows:

(in thousands)	For the year ended December 31,
	2006	2005	2004
Beginning balance	$14,550	11,280	6,209
Additions	21,249	24,090	13,488
Amortization expense	(21,595)	(20,820)	(8,417)
Ending balance	$14,204	14,550	11,280

16.	Commitments and Contingencies
We have entered into various lease arrangements for office facilities and equipment. We generally account for operating leases on a straight-line basis in accordance with FAS 13. Total rental expense was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The future minimum annual rentals under our non-cancelable operating leases are included in the table presented below:

(in thousands)

2007	$593
2008	515
2009	402
2010	197
2011	105
Thereafter	—
Total	$1,812

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have discontinued our reinsurance for bad faith claims, other than coverage provided as part of our primary excess of loss program. An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows. We have evaluated such exposures as of December 31, 2006, and believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

FPIC Insurance Group, Inc.	Form 10-K: F-48
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states.

In June 2006, the Florida Office of Insurance Regulation (the “Florida OIR”) levied a two percent assessment on our 2005 Florida direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group that reportedly sustained more than $2 billion in gross losses from the 2005 and 2004 hurricane seasons. FIGA based its request on its estimate that the estimated deficiencies from these insolvencies may range between $110 million and $391 million, with an indicated “best” estimate of $239 million. The $4.7 million assessment was paid during July 2006. As allowed by Florida law, our insurance subsidiaries that write direct business in Florida have the ability to recoup this assessment from their Florida policyholders and have made the necessary filings to do so.

In December 2006, the Florida OIR levied an additional two percent emergency assessment on our 2005 Florida direct written premiums at the request of FIGA related to additional development of loss deficiencies of the Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group. The $4.7 million emergency assessment was paid during January 2007. As allowed by Florida law, our insurance subsidiaries that write direct business in Florida have the ability to recoup this assessment from their Florida policyholders and have made the necessary filings to do so. Loss deficiencies in excess of FIGA’s best estimate could result in the need for additional assessments by FIGA. Such additional assessments or assessments related to other property and casualty insurers that may become insolvent because of hurricane activity or otherwise, could adversely impact our financial condition, results of operations or cash flows. Currently, we are not aware of any additional assessments.

In addition to standard guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses. Medical malpractice policies have been exempt from assessment by the Florida Hurricane Catastrophe Fund, although this exemption expires on May 31, 2007. No special assessments for catastrophic losses were made in 2004, 2005, or 2006.

FPIC Insurance Group, Inc.	Form 10-K: F-49
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

17.	Discontinued Operations
Insurance Management
On September 29, 2006, we completed the sale of our insurance management operations to AJB Ventures Inc. (the "Purchaser"), a corporation the principal stockholder of which is Anthony J. Bonomo, who had been and continues to be the business leader of these operations. The aggregate purchase price for these operations was $39.1 million in cash, which reflects a post-closing working capital adjustment of $0.9 million. Prior to September 29, 2006, these operations had distributed $5.9 million in cash to us. We recognized an $11.6 million after-tax gain on disposition of these operations in 2006. In accordance with the reporting requirements of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the insurance management operations have been reported as discontinued operations and are summarized in the tables below.

(in thousands, except earnings per common share)	For the year ended December 31,
	2006	2005	2004
Total revenues	$35,947	44,049	45,616

Total expenses	24,645	31,279	29,406

Income from discontinued operations (net of income taxes)	6,637	7,478	9,081
Gain on disposal of discontinued operations (net of income taxes)	11,609	—	—
Discontinued operations	$18,246	7,478	9,081

Basic earnings per common share:
Discontinued operations	$1.78	0.73	0.91
Basic weighted average common shares outstanding	10,284	10,220	9,973

Diluted earnings per common share:
Discontinued operations	$1.70	0.69	0.87
Diluted weighted average common shares outstanding	10,671	10,740	10,420

(in thousands)	As of
Assets	December 31, 2006	December 31, 2005
Cash	$—	9,725
Deferred tax asset	—	9,492
Goodwill	—	8,037
Other assets	—	12,617
Total assets	$—	39,871

Liabilities
Other liabilities	$—	8,620
Total liabilities	$—	8,620

FPIC Insurance Group, Inc.	Form 10-K: F-50
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

Third Party Administration
Our TPA operations were comprised of our former wholly owned subsidiary, Employers Mutual, Inc. (“EMI”). On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005.  An after-tax gain of $0.2 million was recognized on the sale. On May 31, 2005, the remaining TPA operations were sold to a private investor. An after-tax gain of $1.5 million was recognized on the sale. In accordance with the reporting requirements of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations and gain on sale of the former TPA operations are reported as discontinued operations. During the three months ended September 30, 2006, we recorded an additional gain on the sale of our former TPA operations of $0.4 million related to the finalization of our 2005 tax return, which included the sale of our former TPA operations. Financial data for our former TPA operations is summarized in the tables below.

(in thousands, except earnings per common share)	For the year ended December 31,
	2006	2005	2004
Total revenues	$—	5,149	16,384

Total expenses	—	4,606	14,336

Income from discontinued operations (net of income taxes)	—	329	1,245
Gain on disposal of discontinued operations (net of income taxes)	403	1,733	—
Discontinued operations	$403	2,062	1,245

Basic earnings per common share:
Discontinued operations	$0.04	0.20	0.12
Basic weighted average common shares outstanding	10,284	10,220	9,973

Diluted earnings per common share:
Discontinued operations	$0.04	0.19	0.12
Diluted weighted average common shares outstanding	10,671	10,740	10,420

FPIC Insurance Group, Inc.	Form 10-K: F-51
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

18.	Quarterly Results of Operations (unaudited)
Our quarterly consolidated results of operations are summarized in the tables below. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year. For additional information on discontinued operations, see Note 17, Discontinued Operations.

(in thousands, except earnings per common share)	December 31, 2006
	First	Second	Third	Fourth
Direct and assumed premiums written	$75,790	57,876	69,835	47,923
Net premiums written	$67,243	51,328	61,953	41,899
Net premiums earned	$58,878	55,940	57,274	54,871
Net investment income	$7,032	8,242	8,120	8,848
Total revenues	$66,214	64,299	65,467	63,790
Income from continuing operations	$7,385	7,071	8,546	9,936
Discontinued operations	$2,092	2,284	14,780	(505)
Net income	$9,477	9,355	23,326	9,431
Basic earnings per common share:
Income from continuing operations	$0.72	0.68	0.83	0.97
Discontinued operations	$0.20	0.23	1.43	(0.05)
Net income	$0.92	0.91	2.26	0.92
Diluted earnings per common share:
Income from continuing operations	$0.69	0.66	0.80	0.94
Discontinued operations	$0.19	0.21	1.38	(0.05)
Net income	$0.88	0.87	2.18	0.89

(in thousands, except earnings per common share)	December 31, 2005
	First	Second	Third	Fourth
Direct and assumed premiums written	$84,138	67,160	78,937	58,787
Net premiums written	$74,113	58,280	69,369	50,052
Net premiums earned	$50,195	53,882	57,981	63,984
Net investment income	$5,652	6,266	6,223	6,864
Total revenues	$56,144	60,117	64,246	70,201
Income from continuing operations	$4,550	6,704	6,762	7,466
Discontinued operations	$2,267	3,605	1,827	1,841
Net income	$6,816	10,310	8,590	9,306
Basic earnings per common share:
Income from continuing operations	$0.45	0.66	0.66	0.72
Discontinued operations	$0.22	0.35	0.18	0.18
Net income	$0.67	1.01	0.84	0.90
Diluted earnings per common share:
Income from continuing operations	$0.43	0.63	0.63	0.69
Discontinued operations	$0.21	0.34	0.17	0.17
Net income	$0.64	0.97	0.80	0.86

FPIC Insurance Group, Inc.	Form 10-K: F-52
Notes to the Consolidated Financial Statements Index to the Consolidated Financial Statements

(in thousands, except earnings per common share)	December 31, 2004
	First	Second	Third	Fourth
Direct and assumed premiums written	$98,604	77,102	77,179	59,843
Net premiums written	$43,604	33,327	65,118	50,483
Net premiums earned	$35,012	31,668	38,873	44,123
Net investment income	$5,587	4,551	5,002	5,487
Total revenues	$43,574	37,023	43,959	50,251
Income from continuing operations	$5,471	4,213	4,009	4,162
Discontinued operations	$1,538	2,246	3,519	3,023
Net income	$7,009	6,459	7,528	7,185
Basic earnings per common share:
Income from continuing operations	$0.55	0.42	0.40	0.42
Discontinued operations	$0.16	0.23	0.35	0.30
Net income	$0.71	0.65	0.75	0.72
Diluted earnings per common share:
Income from continuing operations	$0.53	0.40	0.38	0.39
Discontinued operations	$0.15	0.22	0.34	0.29
Net income	$0.68	0.62	0.72	0.68

19.	Subsequent Events
During February 2007, our subsidiary, First Professionals, entered into an agreement with PRI to commute, effective January 1, 2007, all assumed reinsurance treaties with PRI where First Professionals acted as a reinsurer. These treaties covered excess of loss reinsurance and reinsurance for PRI’s death, disability and retirement risks. Under the terms of the agreements, First Professionals paid cash and delivered securities with an aggregate value of approximately $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals. The corresponding net liabilities related to these agreements carried by First Professionals as of December 31, 2006 totaled $103.4 million.

Index to the Financial Statement Schedules	Form 10-K: S-1

FPIC Insurance Group, Inc.

Index to the Financial Statement Schedules	Form 10-K: S-2

FPIC Insurance Group, Inc.
Schedule I: Summary of Investments Other Than Investments in Related Parties
As of December 31, 2006

(in thousands)	Cost or Amortized Cost	Fair Value	Amount in Statement of Financial Position
Corporate securities	$146,251	144,541	144,541
United States Government agencies and authorities	78,100	77,355	77,355
States, municipalities and political subdivisions	365,214	362,382	362,382
Mortgage-backed and asset-backed securities	138,233	136,431	136,431
Total fixed income securities, available for sale, and short-term investments	727,798	720,709	720,709

Other invested assets	6,646	9,126	6,600
Total investments	$734,444	729,835	727,309

See accompanying notes to the consolidated financial statements

Index to the Financial Statement Schedules	Form 10-K: S-3

FPIC Insurance Group, Inc.
Schedule II: Parent Company Only Condensed Statements of Financial Position
As of December 31, 2006 and 2005

(in thousands)
	2006	2005
Assets
Investments in subsidiaries*	$270,390	274,107
Other invested assets	1,083	1,083
Total investments	271,473	275,190

Cash and cash equivalents	56,632	13,867
Due from subsidiaries, net*	9,849	8,725
Deferred income taxes	4,808	2,503
Other assets	8,096	6,233
Total assets	$350,857	306,518

Liabilities and Shareholders' Equity
Long-term debt	$46,083	46,083
Other liabilities	19,520	10,845
Total liabilities	65,603	56,928

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized, 10,063,937 and 10,339,105 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,006	1,034
Additional paid-in capital	37,735	53,627
Unearned compensation	—	(1,742)
Retained earnings	252,490	200,902
Accumulated other comprehensive loss, net	(5,977)	(4,231)
Total shareholders' equity	285,254	249,590
Total liabilities and shareholders' equity	$350,857	306,518

* Eliminated in consolidation

See accompanying notes to the consolidated financial statements

Index to the Financial Statement Schedules	Form 10-K: S-4

FPIC Insurance Group, Inc.
Schedule II: Parent Company Only Condensed Statements of Income
For the years ended December 31, 2006, 2005 and 2004

(in thousands)
	2006	2005	2004
Revenues
Management fees from subsidiaries*	$34,687	32,405	28,757
Net investment gain (loss)	409	(195)	(663)
Net realized investment gain (loss)	44	—	(787)
Other income	—	3	1
Total revenues	35,140	32,213	27,308

Expenses
Management fees due to subsidiaries*	—	—	15
Other underwriting expenses	28,528	26,371	24,447
Interest expense	4,291	3,495	2,564
Other expenses	247	992	—
Total expenses	33,066	30,858	27,026

Income from continuing operations before income taxes and equity in net income of subsidiaries	2,074	1,355	282
Less: Income tax expense	565	150	1,144
Income from continuing operations before equity in net income of subsidiaries	1,509	1,205	(862)
Equity in net income of subsidiaries*	31,430	24,277	18,717
Income from continuing operations	32,939	25,482	17,855
Discontinued operations (net of income taxes)	18,649	9,540	10,326
Net income	$51,588	35,022	28,181

* Eliminated in consolidation

See accompanying notes to the consolidated financial statements

Index to the Financial Statement Schedules	Form 10-K: S-5

FPIC Insurance Group, Inc.
Schedule II: Parent Company Only Condensed Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

(in thousands)
	2006	2005	2004
Operating Activities
Net income	$51,588	35,022	28,181
Less: Discontinued operations	18,649	9,540	10,326
Income from continuing operations	32,939	25,482	17,855
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries*	(31,430)	(24,277)	(18,717)
Cash dividend from subsidiaries*	10,261	14,612	13,105
Depreciation and amortization	1,070	944	905
Realized loss (gain) on investments	(44)	—	787
Realized loss (gain) on sale of property and equipment	(1)	(3)	—
Deferred income tax (benefit) expense	(886)	1,511	(1,107)
Bad debt expense	—	201	—
Share-based compensation	2,163	543	—
Excess tax benefits from share-based compensation	(2,584)	—	—
Other Changes in Assets and Liabilities
Due from subsidiaries*	(2,293)	(1,806)	(5,516)
Other assets and other liabilities	9,955	5,177	2,891
Net cash provided by operating activities	19,151	22,384	10,203

Investing Activities
Proceeds from
Sale of property and equipment	1	3	—
Disposition of subsidiary	40,000	3,500	—
Purchases of
Property and equipment	(99)	(1,077)	(684)
Capital contribution to subsidiaries*	—	(20,000)	(16,000)
Net cash provided by (used in) investing activities	39,902	(17,574)	(16,684)

Financing Activities
Issuance of common stock	5,736	3,613	3,217
Repurchase of common stock	(24,607)	(1,540)	—
Excess tax benefits from share-based compensation	2,584	—	—
Net cash (used in) provided by financing activities	(16,287)	2,073	3,217

Net increase (decrease) in cash and cash equivalents	42,765	6,883	(3,264)
Cash and cash equivalents at beginning of period	13,867	6,984	10,248
Cash and cash equivalents at end of period	$56,632	13,867	6,984

Supplemental disclosure of cash flow information
Interest paid on debt	$4,195	3,308	2,524
Federal income taxes paid	$14,309	10,480	12,950

* Eliminated in consolidation
See accompanying notes to the consolidated financial statements

Index to the Financial Statement Schedules	Form 10-K: S-6

FPIC Insurance Group, Inc.
Schedule III: Supplementary Insurance Information
For the years ended December 31, 2006, 2005 and 2004

(in thousands)	Medical Professional and Other Liability
	2006	2005	2004
Deferred policy acquisition costs ("DPAC")	$14,204	14,550	11,280
Liability for losses and loss adjustment expenses ("LAE")	$642,955	663,466	635,118
Unearned premiums	$181,695	188,690	177,003
Net premiums earned	$226,965	226,042	149,676
Net investment income	$32,242	25,005	20,627
Net losses and LAE	$151,648	166,657	125,172
Amortization of DPAC	$21,595	20,820	8,417
Other expenses	$35,116	23,867	11,542
Net premiums written	$222,423	251,814	192,532

See accompanying notes to the consolidated financial statements

FPIC Insurance Group, Inc.
Schedule IV: Reinsurance
For the years ended December 31, 2006, 2005 and 2004

(in thousands)	Medical Professional and Other Liability
	2006	2005	2004
Gross premiums earned	$256,998	275,710	303,308
Ceded premiums earned to other companies	(31,455)	(51,293)	(163,484)
Assumed premiums earned from other companies	1,422	1,625	9,852
Net premiums earned	$226,965	226,042	149,676

Percentage of assumed premiums earned to net premiums earned	1%	1%	7%

See accompanying notes to the consolidated financial statements

Index to the Financial Statement Schedules	Form 10-K: S-7

FPIC Insurance Group, Inc.
Schedule V: Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004

(in thousands)	Allowance for Doubtful Accounts
	2006	2005	2004
Balance, beginning of period	$400	400	400
Amounts charged to costs and expenses	288	77	43
Deductions	(288)	(77)	(43)
Balance, end of period	$400	400	400

See accompanying notes to the consolidated financial statements

FPIC Insurance Group, Inc.
Schedule VI: Supplemental Information Concerning Property-Casualty Insurance Operations
For the years ended December 31, 2006, 2005 and 2004

(in thousands)	Consolidated Insurance Subsidiaries
	2006	2005	2004
Deferred policy acquisition costs ("DPAC")	$14,204	14,550	11,280
Liability for losses and loss adjustment expenses ("LAE")	$642,955	663,466	635,118
Unearned premiums	$181,695	188,690	177,003
Net premiums earned	$226,965	226,042	149,676
Net investment income	$32,242	25,005	20,627
Net losses and LAE, current year	$156,711	166,687	124,699
Net losses and LAE, prior years	$(5,063)	(30)	473
Amortization of DPAC	$21,595	20,820	8,417
Net paid losses and LAE	$11,351	118,917	122,236
Net premiums written	$222,423	251,814	192,532

See accompanying notes to the consolidated financial statements

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-K

Exhibit No.	Description

2.1
Securities Purchase Agreement made as of September 29, 2006, by and among the Registrant, AJB Ventures Inc. and Anthony J. Bonomo (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed October 2, 2006) (Schedules and certain exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon request)

3.1	(a)	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed August 16, 1999)

(b)
Articles of Amendment to Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed August 16, 1999)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed July 25, 2006)

4.1	(a)
Indenture dated May 15, 2003, between the Registrant and U.S. Bank National Association, as debenture trustee (incorporated by reference to Exhibit 10(bbb) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed May 16, 2003)

(b)
Guarantee Agreement dated May 15, 2003, by and between the Registrant, as guarantor, and U.S. Bank National Association, as guarantee trustee (incorporated by reference to Exhibit 10(aaa) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed May 16, 2003)

4.2	(a)
Indenture dated as of May 22, 2003, between the Registrant, as issuer and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10(hhh) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed May 29, 2003)

(b)
Guarantee Agreement dated as of May 22, 2003, by and between the Registrant, as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10(ggg) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed May 29, 2003)

4.3
Indenture dated as of May 22, 2003, between the Registrant, as issuer, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10(kkk) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed May 29, 2003)

4.4	(a)
Indenture dated October 29, 2003, between the Registrant and U. S. Bank National Association, as debenture trustee (incorporated by reference to Exhibit 10(ppp) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed November 3, 2003)

(b)
Guarantee Agreement dated October 29, 2003, between the Registrant, as guarantor, and U.S. Bank National Association, as guarantee trustee (incorporated by reference to Exhibit 10(ooo) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed November 3, 2003)

10.1**
Form of Indemnity Agreement between the Registrant and certain members of its Board of Directors (incorporated by reference to Exhibit 10(s) to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-02040) filed March 7, 1996)

10.2**
Form of Indemnity Agreement between the Registrant and certain members of its Board of Directors and certain of its employees (incorporated by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-11983) filed March 30, 2000)

10.3**	(a)
FPIC Insurance Group, Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit C to the Registrant’s definitive proxy statement (Commission File No. 1-11983) filed April 29, 2005)

(b)
Form of Stock Option Agreement (incorporated by reference to Exhibit 10(bbbb) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed March 15, 2005)

	(c)	Form of Stock Option Agreement, effective January 2007 *

(d)
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10(cccc) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed March 15, 2005)

	(e)	Form of Restricted Stock Agreement, effective January 2007 *

10.4**	(a)
FPIC Insurance Group, Inc. Amended and Restated Director Stock Plan (incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement (Commission File No. 1-11983) filed March 15, 2005)

	(b)	Form of Stock Option Agreement *

(c)
Form of Amended and Restated Director Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10(hhhh) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed June 3, 2005)

10.5**
FPIC Insurance Group, Inc. Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed May 17, 1999)

10.6**
Florida Physicians Insurance Company Excess Benefit Plan (incorporated by reference to Exhibit 10(nn) to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-02040) filed March 7, 1996)

10.7**
FPIC Deferred Compensation Plan (incorporated by reference to Exhibit 10(mm) to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-02040) filed with Amendment No. 3 thereto on July 26, 1996)

10.8**
FPIC Insurance Group, Inc. 2007 Senior Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 14, 2006)

10.9**		Summary of 2007 Implementation Guide for 2007 Executive Incentive Compensation Plan *

10.10**	(a)
Employment Agreement dated January 1, 1999, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed May 17, 1999)

(b)
Amendment to Employment Agreement between the Registrant and John R. Byers dated December 14, 2001 (incorporated by reference to Exhibit 10(m)(1) to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-11983) filed March 27, 2002)

(c)
Extension of Employment Agreement dated December 14, 2006, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 14, 2006)

10.11**	(a)
Severance Agreement dated January 1, 1999, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed May 17, 1999)

(b)
Amendment to Severance Agreement between the Registrant and John R. Byers dated December 14, 2001 (incorporated by reference to Exhibit 10(l)(1) to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-11983) filed March 27, 2002)

10.12**	(a)
Amended and Restated Employment Agreement dated December 14, 2005, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10(mmmm) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 15, 2005)

(b)
Extension of Employment Agreement dated December 14, 2006, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 14, 2006)

10.13**
Severance Agreement dated December 14, 2006, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 14, 2006)

10.14**	(a)	Employment Agreement dated November 1, 2002, between the Registrant and Robert E. White, Jr. *

	(b)	Extension of Employment Agreement dated December 14, 2006, between the Registrant and Robert E. White, Jr. *

10.15**		Severance Agreement dated December 8, 2006, between the Registrant and Robert E. White, Jr. *

10.16
Confidentiality Agreement dated October 27, 2003, between the Registrant, on the one hand, and Stilwell Value Partners III., L.P., Stilwell Associates, L.P., Stilwell Value, LLC, Joseph Stilwell, and John G. Rich, on the other (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed November 10, 2003)

10.17
Mutual General Release made as of September 29, 2006, by the Registrant and Anthony J. Bonomo (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed October 2, 2006)

10.18
Noncompetition Agreement made as of September 29, 2006, by the Registrant (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed October 2, 2006)

12	Ratio of Earnings to Fixed Charges *

21	Subsidiaries of the Registrant *

23	Consent of PricewaterhouseCoopers LLP *

31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.