Form 10-Q
period 2007-03-31
FPIC INSURANCE GROUP INC
filed 2007-05-02
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________

Commission file number 1-11983

FPIC Insurance Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

225 Water Street, Suite 1400 Jacksonville, Florida 32202 (Address of Principal Executive Offices)

(904) 354-2482 (Registrant’s Telephone Number, Including Area Code)

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

As of April 30, 2007, there were 9,731,567 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of
	March 31,	December 31,
	2007	2006
Assets
Investments:
Fixed income securities, available for sale	$663,302	690,895
Equity securities, available for sale	6,396	—
Short-term investments	—	29,814
Other invested assets	6,527	6,600
Total investments (Note 7)	676,225	727,309

Cash and cash equivalents	93,594	138,688
Premiums receivable (net of an allowance of $400 at March 31, 2007 and December 31, 2006)	76,806	84,227
Accrued investment income	7,909	8,969
Reinsurance recoverable on paid losses	14,345	17,097
Due from reinsurers on unpaid losses and advance premiums	154,501	158,868
Ceded unearned premiums	11,816	11,608
Deferred policy acquisition costs	10,633	14,204
Deferred income taxes	36,251	36,642
Goodwill	10,833	10,833
Other assets	9,506	10,614
Total assets	$1,102,419	1,219,059

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$599,182	642,955
Unearned premiums	128,898	181,695
Reinsurance payable	2,681	10,717
Paid in advance and unprocessed premiums	7,000	13,419
Total policy liabilities and accruals	737,761	848,786

Long-term debt	46,083	46,083
Other liabilities	28,306	38,936
Total liabilities	812,150	933,805

Commitments and contingencies (Note 8)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 9,750,908 and 10,063,937 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	975	1,006
Additional paid-in capital	24,300	37,735
Retained earnings	270,152	252,490
Accumulated other comprehensive loss, net	(5,158)	(5,977)
Total shareholders' equity	290,269	285,254
Total liabilities and shareholders' equity	$1,102,419	1,219,059

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income

(in thousands, except earnings per common share)	For the quarter ended March 31,
	2007	2006
Revenues
Net premiums earned	$51,602	58,878
Net investment income	7,987	7,032
Net realized investment gains	74	185
Other income	77	120
Total revenues	59,740	66,215

Expenses
Net losses and loss adjustment expenses	21,647	43,006
Other underwriting expenses	9,777	9,731
Interest expense on debt	1,088	1,043
Other expenses	10	1,806
Total expenses	32,522	55,586

Income from continuing operations before income taxes	27,218	10,629
Less: Income tax expense	9,472	3,243
Income from continuing operations	17,746	7,386

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	2,091
Gain on disposal of discontinued operations (net of income taxes)	—	—
Discontinued operations	—	2,091

Net income	$17,746	9,477

Basic earnings per common share:
Income from continuing operations	$1.81	0.72
Discontinued operations	—	0.20
Net income	$1.81	0.92

Basic weighted average common shares outstanding	9,801	10,256

Diluted earnings per common share:
Income from continuing operations	$1.75	0.69
Discontinued operations	—	0.19
Net income	$1.75	0.88

Diluted weighted average common shares outstanding	10,161	10,760

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of		Additional			Accumulated Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Income	Total
Balances at December 31, 2006	10,063,937	$1,006	$37,735	$—	$252,490	$(5,977)		$285,254

Net income	—	—	—	—	17,746	—	17,746	17,746
Other comprehensive income, net of tax
Unrealized gain on investments, net of tax	—	—	—	—	—	910	910	910
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(75)	(75)	(75)
Prior service cost	—	—	—	—	—	(7)	(7)	(7)
Transition obligation						(5)	(5)	(5)
Net loss on pension plan	—	—	—	—	—	(4)	(4)	(4)
Other comprehensive income							819
Comprehensive income							18,565

Cumulative adjustment to adopt FIN 48	—	—	—	—	(84)	—		(84)
Restricted stock	25,626	3	391	—	—	—		394
Issuance of shares	39,659	4	826	—	—	—		830
Repurchase of shares	(378,314)	(38)	(15,259)	—	—	—		(15,297)
Share-based compensation	—	—	335	—	—	—		335
Income tax reductions relating to exercise of stock options	—	—	272	—	—	—		272
Balances at March 31, 2007	9,750,908	$975	$24,300	$—	$270,152	$(5,158)		$290,269

		(in thousands)
						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Income	Total
Balances at December 31, 2005	10,339,105	$1,034	$53,627	$(1,742)	$200,902	$(4,231)		$249,590

Net income	—	—	—	—	9,477	—	9,477	9,477
Other comprehensive income, net of tax
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(3,538)	(3,538)	(3,538)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	147	147	147
Other comprehensive income							(3,391)
Comprehensive income							6,086

Restricted stock	40,615	4	(1,415)	1,742	—	—		331
Issuance of shares	175,872	18	2,508	—	—	—		2,526
Repurchase of shares	(127,298)	(13)	(4,018)	—	—	—		(4,031)
Share-based compensation	—	—	293	—	—	—		293
Income tax reductions relating to exercise of stock options	—	—	771	—	—	—		771
Balances at March 31, 2006	10,428,294	$1,043	$51,766	$—	$210,379	$(7,622)		$255,566

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 3

FPIC Insurance Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)	For the quarter ended March 31,
	2007	2006
Operating Activities
Net income	$17,746	9,477
Less: Discontinued operations	—	2,091
Income from continuing operations	17,746	7,386
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative adjustment to adopt FIN 48	(84)	—
Depreciation, amortization and accretion	5,453	6,680
Net realized gains on investments	(74)	(185)
Deferred policy acquisition costs, net of related amortization	(4,688)	(5,827)
Deferred income tax (benefit) expense	(110)	(210)
Excess tax benefits from share-based compensation	(239)	(765)
Share-based compensation	728	535
Other Changes in Assets and Liabilities
Premiums receivable, net	7,421	(1,385)
Accrued investment income	1,060	619
Reinsurance recoverable on paid losses	2,752	563
Due from reinsurers on unpaid losses and advance premiums	4,367	14,273
Ceded unearned premiums	(208)	(732)
Other assets and liabilities	(797)	(47)
Losses and loss adjustment expenses	(43,773)	2,281
Unearned premiums	(52,797)	9,096
Reinsurance payable	(8,036)	(4,201)
Paid in advance and unprocessed premiums	(6,419)	(6,947)
Net cash (used in) provided by operating activities	(77,698)	21,134

Investing Activities
Proceeds from
Sales of fixed income securities, available for sale	55,131	12,478
Sales of other invested assets	10	—
Maturities of fixed income securities, available for sale	3,690	9,490
Maturities of short-term investments	29,543	15,605
Purchases of
Fixed income securities, available for sale	(31,199)	(2,679)
Equity securities, available for sale	(6,400)	—
Short-term investments	—	(501)
Other invested assets	(28)	(42)
Property and equipment	(3,915)	(11)
Net cash provided by investing activities	46,832	34,340

Financing Activities
Issuance of common stock	830	2,526
Repurchase of common stock	(15,297)	(3,743)
Excess tax benefits from share-based compensation	239	765
Net cash used in financing activities	(14,228)	(452)

Discontinued Operations
Net cash provided by operating activities	—	1,119
Net cash used in investing activities	—	(121)
Net cash provided by financing activities	—	—
Net cash provided by discontinued operations	—	998

Net (decrease) increase in cash and cash equivalents	(45,094)	56,020
Cash and cash equivalents at beginning of period (including discontinued operations)	138,688	102,695
Cash and cash equivalents at end of period (including discontinued operations)	93,594	158,715
Less cash and cash equivalents of discontinued operations at end of period	—	(9,408)
Cash and cash equivalents at end of period (excluding discontinued operations)	$93,594	149,307

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 4

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements Table of Contents	Form 10-Q: 5

1.	Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries. Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The statement of financial position as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant transactions between the parent and consolidated subsidiaries have been eliminated. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2006, which includes information necessary for understanding our businesses and financial statement presentations. In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

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

New Accounting Pronouncements
In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine if it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle of $0.08 million recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued Financial Accounting Standard (“FAS”) 157, Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is applicable to all other accounting pronouncements that require or permit fair value measurements and therefore does not require any new fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements Table of Contents	Form 10-Q: 6

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FAS 115. The standard permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The standard does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FAS 159 is not expected to have a material impact on our consolidated financial statements.

2.	Share-Based Compensation Plans
We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”). For a description of these plans, see Note 9, Share-Based Compensation Plans included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The following table summarizes data for stock options outstanding and exercisable as of March 31, 2007:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$ 0.00-11.99	178,334	—	$8.80	4.6		178,334	$8.80
$ 12.00-15.99	297,937	—	14.00	3.8		297,937	14.00
$ 16.00-19.99	12,669	—	17.53	3.1		12,669	17.53
$ 20.00-35.99	305,692	50,194	26.49	4.9		305,692	25.77
$ 36.00-60.99	32,500	81,369	41.32	7.5		32,500	46.20
	827,132	131,563	$20.96	4.8	$22,813	827,132	$18.55	$21,690

The following table presents the status of, and changes in, restricted stock:

	Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2007	88,071	$33.63
Granted	26,584	39.37
Vested	(18,041)	33.28
Forfeited	(958)	37.66
Nonvested, March 31, 2007	95,656	$35.25	1.7	$4,273

As of March 31, 2007, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements Table of Contents	Form 10-Q: 7

3.	Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the quarter ended March 31,
	2007	2006
Income from continuing operations	$17,746	7,386
Discontinued operations	—	2,091
Net income	$17,746	9,477

Basic Earnings per Common Share:
Income from continuing operations	$1.81	0.72
Discontinued operations	—	0.20
Basic earnings per common share	$1.81	0.92

Diluted Earnings per Common Share:
Income from continuing operations	$1.75	0.69
Discontinued operations	—	0.19
Diluted earnings per common share	$1.75	0.88

Basic weighted-average shares outstanding	9,801	10,256
Common stock equivalents (1)	360	504
Diluted weighted-average shares outstanding	10,161	10,760

(1)
Outstanding stock options totaling 36,783 and 188,890 for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

4.	Income Taxes
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.08 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Our liability for unrecognized tax benefits as of January 1, 2007 was $0.6 million, 100% of which would affect our annual effective tax rate if recognized. We estimate that our unrecognized tax benefits will not change significantly within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2002. The Internal Revenue Service (the “IRS”) commenced an examination of our 2004 U.S. income tax return during 2006. The examination was closed in February 2007 with no significant adjustments.

Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the three months ended March 31, 2007, we recognized $0.03 million in interest. We had approximately $0.06 million and $0.03 million accrued for the payment of interest as of March 31, 2007 and January 1, 2007, respectively.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements Table of Contents	Form 10-Q: 8

5.	Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our benefit plans are summarized in the table below. For a description of our employee benefit plans, see Note 13, Employee Benefit Plans, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(in thousands)	For the quarter ended March 31,
	2007	2006
Net periodic pension cost
Service cost of benefits earned during the period	$236	257
Interest cost on projected benefit obligation	162	144
Expected return on plan assets	(101)	(83)
Amortization of net loss	6	60
Amortization of prior service cost	12	12
Amortization of net transition obligation	8	8
Net periodic pension cost	323	398

We contributed $1.3 million to our employee benefit plans during the three months ended March 31, 2007. We currently anticipate contributing an additional $2.2 million to these plans during the remainder of 2007 for total contributions of $3.5 million.

6.	Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the quarter ended March 31,
	2007		2006
	Written	Earned	Written	Earned
Direct and assumed premiums	$60,344	58,676	75,790	66,693
Commutation of assumed premiums written	(54,465)	—	—	—
Ceded premiums	(7,282)	(7,074)	(8,547)	(7,815)
Net premiums	$(1,403)	51,602	67,243	58,878

(in thousands)	For the quarter ended March 31,
	2007	2006
Losses and LAE incurred	$40,544	48,238
Commutation of assumed losses and LAE	(13,982)	—
Reinsurance recoveries	(4,915)	(5,232)
Net losses and LAE incurred	$21,647	43,006

During February 2007, our subsidiary, First Professionals Insurance Company, Inc. ("First Professionals"), commuted, effective January 1, 2007, all assumed reinsurance treaties with Physicians' Reciprocal Insurers (“PRI”) under which First Professionals acted as a reinsurer. These treaties provided excess of loss reinsurance and reinsurance for PRI’s death, disability and retirement risks. Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals. The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million. First Professionals recognized an after-tax gain of $9.7 million as a result of the commutation.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements Table of Contents	Form 10-Q: 9

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. At March 31, 2007, our receivable from reinsurers was approximately $180.7 million. We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

7.	Investments
Realized investment gains and losses are determined on the basis of specific identification. Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income. Net realized investment gains on all investments for the three months ended March 31, 2007 and 2006 totaled $0.07 million and $0.2 million, respectively, and included gains of $0.03 million and $0.01 million, respectively, related to investment securities held in our deferred compensation plan. Data with respect to investments are presented in the tables below.

(in thousands)	Proceeds from sales and maturities	Gross realized gains on investment sales	Gross realized losses on investment sales	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses

For the quarter ended March 31, 2007
Fixed income securities, available for sale and short-term investments	$88,364	300	(260)	$668,926	2,151	(7,775)
Equity securities, available for sale	$—	—	—	$6,400	—	(4)

For the quarter ended March 31, 2006
Fixed income securities, available for sale and short-term investments	$37,573	189	(12)	$727,798	2,279	(9,368)
Equity securities, available for sale	$—	—	—	$—	—	—

Our net unrealized losses as of March 31, 2007 were primarily attributable to the impact of interest rates on the fair value of our investment portfolio. We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates. Therefore, we do not consider any of the securities carried in an unrealized loss position at March 31, 2007 to be other-than-temporarily impaired.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements Table of Contents	Form 10-Q: 10

8.	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. Our primary excess of loss reinsurance program includes certain coverage for such exposures. An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows. We have evaluated such exposures as of March 31, 2007, and believe our positions and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states. During 2006, the Florida Office of Insurance Regulation levied two assessments on our 2005 Florida direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group that reportedly sustained more than $2 billion in gross losses from the 2005 and 2004 hurricane seasons. Loss deficiencies in excess of FIGA’s best estimate could result in the need for additional assessments by FIGA. Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise, could adversely impact our financial condition, results of operations or cash flows. Under Florida law, our insurance subsidiaries have the ability to recoup guaranty fund assessments from their Florida policyholders and in the case of the two assessments from FIGA in 2006, have made the necessary filings to do so.

In addition to standard guaranty fund assessments, the Florida legislature may also levy special assessments to settle claims caused by certain catastrophic losses. Such assessments may also be recouped from policyholders. Medical malpractice policies have been exempt from assessment by the Florida Hurricane Catastrophe fund. It is uncertain whether this exemption will be extended beyond its current expiration date of May 31, 2007.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements Table of Contents	Form 10-Q: 11

9.	Discontinued Operations
Insurance Management
Our insurance management operations were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers. Our TPA operations were comprised of our former wholly owned subsidiary, Employers Mutual, Inc.  For additional information on our discontinued operations, see Item 8. Financial Statements and Supplementary Data, Note 17, Discontinued Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Financial data related to our discontinued operations is summarized in the table below.

(in thousands, except earnings per common share)	For the quarter ended March 31,
	2007	2006
Total revenues	$—	11,718

Total expenses	$—	8,162

Income from discontinued operations (net of income taxes)	$—	2,091
Gain on disposal of discontinued operations (net of income taxes)	—	—
Discontinued operations	$—	2,091

Basic earnings per common share:
Discontinued operations	$—	0.20
Basic weighted average common shares outstanding	—	10,256

Diluted earnings per common share:
Discontinued operations	$—	0.19
Diluted weighted average common shares outstanding	—	10,760

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” the “Company” and “FPIC” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2007, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 9, 2007.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following MD&A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

i)	The effect of negative developments and cyclical changes in the medical professional liability insurance business;
ii)
The effects of competition, including competition for agents to place insurance, of physicians electing to self-insure or to practice without insurance coverage, and of related trends and associated pricing pressures and developments;

iii)	Business risks that result from our size, products, and geographic concentration;
iv)
The risks and uncertainties involved in determining the rates we charge for our products and services, as well as these rates being subject to or mandated by legal requirements and regulatory approval;

v)	The actual amount of our new and renewal business;
vi)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vii)	The unpredictability of court decisions and our exposure to claims for extracontractual damages and losses in excess of policy limits;
viii)	Legislative, regulatory or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
ix)	The passage of additional or repeal of current tort reform measures, and the effect of such new measures and tort reform measures already in effect;
x)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
xi)	Developments in financial and securities markets that could affect our investment portfolio;
xii)	The loss of the services of any key members of senior management;
xiii)	Assessments imposed by state financial guarantee associations or other insurance regulatory bodies;

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 13

xiv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xv)	Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize goodwill, deferred acquisition costs and deferred tax assets;
xvi)
Other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, including Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 9, 2007; and

xvii)	Other factors discussed elsewhere within this Form 10-Q.

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

Critical Accounting Policies
The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006.

Impact of Recently Issued Accounting Pronouncements
As described in Item 1. Financial Statements, Note 1, Organization and Basis of Presentation under the heading “New Accounting Pronouncements,” there are accounting pronouncements that have recently been issued. Note 1 describes the potential impact that these pronouncements are expected to have or have had on our consolidated financial statements.

Commitments and Contingencies
For information concerning commitments and contingencies to which we are subject, see Item 1. Financial Statements, Note 8, Commitments and Contingencies.

Business Overview
We operate in the MPL insurance sector of the property and casualty insurance industry. Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for professional corporations under which physicians or dentists practice. Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida. Based on 2005 premium data published by A.M. Best, which is the latest available data, Florida is the third largest market for MPL insurance in the United States. We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence and resources.

Recent Trends and Other Developments

—
On February 20, 2007, A.M. Best upgraded the financial strength rating of our insurance subsidiaries to “A-” (Excellent) with a stable outlook from a financial strength rating of “B++” (Good) with a stable outlook.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 14

—
During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer. In connection with the commutation, First Professionals recognized an after-tax gain of $9.7 million. For additional information on the commutation, see Item 1. Financial Statements, Note 6, Reinsurance.

—
Our consolidated income from continuing operations for the three months ended March 31, 2007 increased 140% compared with the same period in 2006. Excluding the impact of the PRI commutation, consolidated income from continuing operations for the three months ended March 31, 2007 increased 10%, primarily as the result of higher net investment income and lower other expenses, partially offset by an increase in other underwriting expenses.

—
Our consolidated net income for the three months ended March 31, 2007 increased 87% compared with the same period in 2006. Excluding the impact of the PRI commutation, consolidated net income for the three months ended March 31, 2007 decreased 15% due to the prior year’s quarter including $2.1 million from discontinued operations.

—
Net premiums written declined $68.6 million, which reflects a reduction of $54.5 million in net premiums written as a result of the commutation of the PRI reinsurance treaties. Excluding the impact of the premiums transferred pursuant to the PRI commutation, net premiums written declined 21% compared with the same period in 2006 primarily as a result of a rate decrease we implemented at First Professionals effective December 1, 2006, a 4% decline in professional liability policyholders and a shift in business mix.

—
Policyholder retention in Florida was 94% and overall policyholder retention was 93% for the three months ended March 31, 2007 compared to 92% retention in Florida and overall policyholder retention of 92% for the comparable period in 2006.

—
Our loss ratio was 42% for the three months ended March 31, 2007. Excluding the impact of the PRI commutation, our loss ratio improved to 69% for the three months ended March 31, 2007 compared to 73% for the same period in 2006. This decline reflects the continuation of favorable loss trends, including a lower number of reported claims and incidents. Severity of claims continued to be within our expectations.

—
For the three months ended March 31, 2007, our expense ratio was 19%. Excluding the impact of the PRI commutation, our expense ratio was 22% for the three months ended March 31, 2007 compared to 17% for the same period in 2006. The higher expense ratio primarily reflects lower net premiums earned and the redeployment of corporate resources previously supporting our former insurance management segment to our insurance operations.

—	Portfolio growth and a higher overall yield contributed to a 14% increase in net investment income for the three months ended March 31, 2007, compared to the same period in 2006.
—	Shareholders’ equity increased 2%, and statutory surplus of our insurance subsidiaries increased 13%, as of March 31, 2007 compared to the balances as of December 31, 2006.
—
We repurchased 323,709 shares of our common stock during the first quarter of 2007 at an average price of $40.80 per share; 280,816 shares remained available for repurchase under our current board-authorized stock repurchase program as of March 31, 2007.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 15

Insurance Regulation
The former Florida Insurance Consumer Advocate (the “Consumer Advocate”) has asserted in a Florida Office of Insurance Regulation (“Florida OIR”) hearing that Florida medical malpractice insurance rates should be significantly lowered due to improved claims results arising from tort reforms.  In response, the Florida OIR has recommended that additional study be given to Florida medical malpractice rates to determine whether the presumed savings from the 2003 legislation have been realized and whether additional savings should be passed through in the form of premium reductions, as well as the effects of other changes since 2003 that might impact medical professional liability premiums.  It is currently unresolved what, if any, additional regulatory action will be taken by the Florida OIR in response to the Consumer Advocate’s assertion.  In addition, proposed legislation related to medical professional liability insurance is from time to time introduced in the Florida legislature. Proposed legislation was introduced in the Florida legislature during the current legislative session that if enacted into law, would, among other things, require a prospective reduction in Florida medical professional liability insurance rates. Other proposed legislation would, among other things, require a new study of presumed savings from Florida tort reform, which would be factored into Florida medical professional liability insurance rate making.  It is currently uncertain whether these measures will be voted on or enacted into law.

Consolidated Statements of Income:
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Net income was $17.7 million for the three months ended March 31, 2007, or $1.75 per diluted common share, an increase of 87% and 99%, respectively, compared with $9.5 million, or $0.88 per diluted common share, for the three months ended March 31, 2006. Included in net income for the three months ended March 31, 2006 was income from discontinued operations of $2.1 million. Other changes in net income are due to the factors discussed in the paragraph below with regard to income from continuing operations.

Income from continuing operations was $17.7 million for the three months ended March 31, 2007, or $1.75 per diluted common share, an increase of 140% and 154%, respectively, compared with $7.4 million, or $0.69 per diluted common share, for the three months ended March 31, 2006. Income from continuing operations for the three months ended March 31, 2007 includes a gain of $9.7 million on the reinsurance commutation between First Professionals and PRI. Excluding the PRI reinsurance commutation, income from continuing operations increased 10% compared with the same period in 2006. This 10% increase in income from continuing operations is primarily the result of higher net investment income and lower other expenses, partially offset by an increase in other underwriting expenses.

Consolidated revenues were $59.7 million for the three months ended March 31, 2007, a decrease of 10%, compared with $66.2 million, for the three months ended March 31, 2006. The decline in consolidated revenues for the three months ended March 31, 2007 was primarily due to lower net premiums earned resulting from a shift in business mix, a decline in professional liability policyholders and a rate decrease at First Professionals effective December 1, 2006. Partially offsetting the decline in net premiums earned was an increase in net investment income, which reflects the growth in our investment portfolio and a higher overall yield.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 16

Consolidated expenses were $32.5 million for the three months ended March 31, 2007, a decrease of 41%, compared with $55.6 million for the three months ended March 31, 2006. Consolidated expenses include a reduction of $15.7 million related to the PRI commutation. Excluding the impact of the commutation, consolidated expenses declined 13% compared with the same period in 2006. The decline in consolidated expenses for the three months ended March 31, 2007 is primarily due to lower net losses and LAE and other expenses partially offset by an increase in other underwriting expenses.

Continuing Operations: Results and Selected Other Information

Our business is made up of our four insurance subsidiaries and certain other subsidiaries. Prior to the dispositions of our former TPA operations in June 2005 and our former insurance management operations in September 2006, we operated in three business segments. Currently, we engage only in insurance operations. Financial and selected other data related to our continuing operations is summarized in the tables below.

(in thousands)	For the quarter ended March 31,
		Percentage
	2007 (1)	Change	2006
Direct and assumed premiums	$60,344	-20%	75,790
Commutation of assumed premiums written	(54,465)	—	—
Ceded premiums	(7,282)	15%	(8,547)
Net premiums	$(1,403)	-102%	67,243

Net premiums earned	$51,602	-12%	58,878
Net investment income	7,987	14%	7,032
Net realized investment gains	74	-60%	185
Other income	77	-36%	120
Total revenues	59,740	-10%	66,215

Net losses and LAE	21,647	-50%	43,006
Other underwriting expenses	9,777	0%	9,731
Interest expense	1,088	4%	1,043
Other expenses	10	-99%	1,806
Total expenses	32,522	-41%	55,586

Income from continuing operations before income taxes	27,218	156%	10,629
Less: Income tax expense	9,472	192%	3,243
Income from continuing operations	17,746	140%	7,386
Discontinued operations (net of income taxes)	—	—	—
Net income	$17,746	140%	7,386

	As of		As of
	March 31, 2007	Percentage Change	March 31, 2006
Professional liability policyholders	13,205	-4%	13,721

 (1) As noted under the discussion of Recent Trends and Other Developments, our results from operations include the effects of the reinsurance commutation between First Professionals and PRI. 2007 data includes the following effects of this commutation:

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 17

(in thousands)
For the quarter ended
March 31, 2007
Direct and assumed premiums written	$(54,465)
Net premiums written	$(54,465)

Net premiums earned	$—
Net investment income	—
Net realized investment gains	—
Other income	—
Total revenues	—

Net losses and LAE	(13,982)
Other underwriting expenses	(1,733)
Interest expense	—
Other expenses	—
Total expenses	(15,715)

Income from continuing operations before income taxes	15,715
Less: Income tax expense	6,063
Income from continuing operations	9,652
Discontinued operations (net of income taxes)	—
Net income	$9,652

Net income increased to $17.7 million for the three months ended March 31, 2007 primarily as a result of a gain of $9.7 million from the reinsurance commutation between First Professionals and PRI. Excluding the effect of the PRI commutation, net income increased 10%.

The decreases in direct and assumed premiums written and net premiums written for the three months ended March 31, 2007 are primarily the result of premiums transferred pursuant to the PRI commutation, which are reflected as a reduction of written premiums. Excluding the impact of the PRI reinsurance commutation, direct and assumed premiums written and net premiums written declined 20% and 21%, respectively, compared with the same period in 2006. The declines in direct and assumed premiums written and net premiums written are primarily a result of a rate decrease we implemented at First Professionals effective December 1, 2006, a 4% decline in professional liability policyholders and a shift in business mix. Our policyholder retention rate in our core Florida market was 94% for the first three months of 2007, compared to 92% for the first three months of 2006. National policyholder retention was 93% for the first three months of 2007 compared to 92% for the first three months of 2006.

The decrease in net premiums earned for the three months ended March 31, 2007 is primarily as a result of a shift in business mix, a 4% decline in professional liability policyholders and to a lesser extent a rate decrease we implemented at First Professionals effective December 1, 2006.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 18

Investment revenues, which are comprised of net investment income and net realized investment gains, increased to $8.1 million for the three months ended March 31, 2007 from $7.2 million for the same period in 2006. Net investment income increased primarily as a result of growth in our investment portfolio corresponding with increases in our insurance business in recent years and a higher overall yield. Net realized investment gains and losses are closely tied to the financial markets and will vary depending on our cash needs and the management of our investment portfolio.

Net losses and LAE incurred decreased approximately 50% for the three months ended March 31, 2007 compared with the same period in 2006 primarily as a result of the reinsurance commutation between First Professionals and PRI. Excluding the impact of the PRI commutation, net losses and LAE incurred decreased approximately 17% compared with the same period in 2006 and our loss ratio (defined as the ratio of net losses and LAE incurred to net premiums earned) improved to 69% for the three months ended March 31, 2007 compared to 73% for the three months ended March 31, 2006. This decline in the loss ratio reflects lower expected ultimate losses as a result of continued favorable claim results, including a significant reduction in reported claims and incidents. Severity of claims continued to be within our expectations.

Selected direct professional liability insurance claims data
Selected direct professional liability insurance claim data is summarized in the table below.

	For the quarter ended March 31,
		Percentage
	2007	Change	2006
Net Paid Losses and LAE on Professional Liability Claims (in thousands): (1)
Net paid losses on professional liability claims	$18,151	33%	13,604
Net paid LAE on professional liability claims	13,296	5%	12,620
Total net paid losses and LAE on professional liability claims	31,447	20%	26,224

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	179	-19%	222
Total professional liability incidents closed without indemnity payment	213	-14%	249
Total professional liability claims and incidents closed without indemnity payment	392	-17%	471

Total Professional Liability Claims with Indemnity Payment	98	24%	79

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 19

	For the quarter ended March 31,
		Percentage
	2007	Change	2006
CWIP Ratio (2), (3)	35%		26%

CWIP Ratio, including incidents (2), (3)	20%		14%

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	154	-31%	224
Total professional liability incidents reported during the period	245	0%	245
Total professional liability claims and incidents reported during the period	399	-15%	469

Total professional liability claims and incidents that remained open	3,828	-15%	4,482

(1)	For the purpose of period over period comparisons, net paid losses and LAE do not take into account the commutation of the reinsurance treaty between First Professionals and PRI effective January 1, 2007, which would be a reduction of net paid losses and LAE.
(2)	The closed with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.
(3)	The CWIP Ratio was 29% and the CWIP Ratio, including incidents was 15% as of the four quarters ended with the first quarter of 2007 compared to 31% and 16%, respectively, as of the four quarters ended with the first quarter of 2006.

The increase in net paid losses and LAE for the three months ended March 31, 2007 when compared with the same period in 2006 is primarily the result of higher retention due to the Hannover Re commutation. Total professional liability claims with an indemnity payment increased 24% compared to the same period in 2006. This increase combined with a lower number of claims closed without an indemnity payment resulted in an increase in our CWIP ratios for the quarter. The CWIP Ratio was 29% and the CWIP Ratio, including incidents was 15% as of the four quarters ended with the first quarter of 2007 compared to 31% and 16%, respectively, as of the four quarters ended with the first quarter of 2006. The number of reported claims and incidents was down 15% from the comparable prior period and generally reflects the continued improvement in frequency in our Florida market and to some extent a decrease in the number of insureds. Our inventory of open claims and incidents declined further during the first three months of 2007, which follows declines in the number of claims and incidents reported in 2006. It is not unusual for our claims data to fluctuate from period to period. The data remains within our expectations.

Other underwriting expenses remained relatively unchanged for the three months ended March 31, 2007 compared to the same period in 2006. Excluding the impact of the PRI reinsurance commutation, other underwriting expenses increased 18% compared to the same period in 2006 and our expense ratio (defined as the ratio of other underwriting expenses to net premiums earned) was 22% compared to 17% for the same period in 2006. This increase in our expense ratio primarily reflects lower net premiums earned and the redeployment of corporate resources previously supporting our former insurance management segment to our insurance operations.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 20

Other expenses declined 99% for the three months ended March 31, 2007 compared with the same period in 2006. The decline in other expenses is due to our no longer incurring finance charges associated with the funds withheld under our former Hannover Re net account quota share reinsurance agreement. We commuted the reinsurance agreement with Hannover Re effective December 31, 2006.

Income tax expense increased 192% for the three months ended March 31, 2007 as a result of higher income from continuing operations before income taxes. Excluding the impact of the PRI reinsurance commutation, income tax expense increased 5.1% and our effective tax rate was 30% for the three months ended March 31, 2007 compared to 31% for the three months ended March 31, 2006. During 2006, the IRS commenced an examination of our 2004 federal income tax return. The examination was closed in February 2007 with no significant adjustments. Our income tax returns for 2003 and 2005 have not been examined by the IRS and remain open under the statute of limitations.

Discontinued Operations

Our insurance management operations were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers. Our TPA operations were comprised of our former wholly owned subsidiary, Employers Mutual, Inc.  For additional information on our discontinued operations, see Item 8. Financial Statements and Supplementary Data, Note 17, Discontinued Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Financial data related to our discontinued operations is summarized in the table below.

(in thousands)	For the quarter ended March 31,
	2007	Percentage Change	2006
Income from continuing operations	$—	0%	—

Discontinued Operations
Income from discontinued operations (net of income taxes)	$—	-100%	2,091
Gain on discontinued operations (net of income taxes)	—	0%	—
Discontinued operations	$—	-100%	2,091

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments. The sources of liquidity available to us for the payment of operating expenses, taxes, and debt-related amounts include management fees and dividends from our insurance subsidiaries. Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and Anesthesiologists Professional Assurance Company (“APAC”), pursuant to which we provide substantially all management and administrative services. In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $22.8 million during 2007 without prior regulatory approval.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 21

For additional information concerning our liquidity and financial resources, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements. As reported in the consolidated statement of cash flows, net cash used in operating activities was $77.7 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of $21.1 million for the three months ended March 31, 2006. The decline in cash provided by operating activities is primarily due to the commutation of the reinsurance agreements between First Professionals and PRI, under which cash and securities with an aggregate value of $87.7 million were delivered to PRI, together with a decline in premiums received associated with the decline in written premiums. Higher operating expenses, net paid losses, and income taxes also contributed to the decline. Partially offsetting these declines was higher net investment income.

Net cash flows provided by investing activities was $46.8 million for the three months ended March 31, 2007 compared to $34.3 million for the three months ended March 31, 2006. The change in net cash provided by investing activities is primarily due to transactions involving fixed income securities and short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio.

Net cash flows used in financing activities was $14.2 million for the three months ended March 31, 2007 compared to $0.5 million for the three months ended March 31, 2006. The change in net cash flows used in financing activities is primarily due to additional repurchases of our common stock during 2007.

As of March 31, 2007, we had cash and investments of $769.8 million. Included within cash and investments were cash and cash equivalents of $93.6 million and fixed income securities, available for sale, with a fair value of approximately $39.5 million with scheduled maturities during the next 12 months. We believe that our cash and investments as of March 31, 2007, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions. The following table summarizes the components of our capital resources as of March 31, 2007 and December 31, 2006.

(in thousands)
	As of March 31, 2007	As of December 31, 2006
Long-term debt	$46,083	46,083
Shareholders' equity	$290,269	285,254
Ratio of debt to total capitalization	14%	14%

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 22

Long-term debt
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

The securities are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 9.21% to 9.56% as of March 31, 2007). The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%. We have also purchased interest rate collars designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing. We have the option to call the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing. The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years. In the case of the potential earlier call date, the redemption or call price payable by us may be different than par. The securities have stated maturities of 30 years and are due in May and October 2033.

Other Significant Financial Position Accounts

Reinsurance recoverable on paid losses declined $2.8 million or 16% to $14.3 million as of March 31, 2007, from $17.1 million as of December 31, 2006. The decline in reinsurance recoverable on paid losses is primarily due to the collection of amounts under our primary excess of loss reinsurance treaty.

Deferred policy acquisition costs declined $3.6 million or 25% to $10.6 million as of March 31, 2007, from $14.2 million as of December 31, 2006. The decline in deferred policy acquisition costs is primarily due to the write-off of deferred policy acquisition costs associated with the excess of loss reinsurance and death, disability and retirement risks previously reinsured by First Professionals on behalf of PRI.

Unearned premiums declined $52.8 million or 29% to $128.9 million as of March 31, 2007, from $181.7 million as of December 31, 2006. The decline in unearned premiums is primarily related to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.

Reinsurance payable declined $8.0 million or 75% to $2.7 million as of March 31, 2007, from $10.7 million as of December 31, 2006. The decline in reinsurance payable is primarily related to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 23

Paid in advance and unprocessed premiums declined $6.4 million or 48% to $7.0 million as of March 31, 2007, from $13.4 million as of December 31, 2006. The decline in paid in advance and unprocessed premiums reflects the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with the largest number of policies typically being renewed on January 1. As a result, paid in advance and unprocessed premiums are expected to be higher as of December 31 of each year.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements. These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans. We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of March 31, 2007 that would give rise to previously undisclosed market, credit, or financing risk. There have been no significant changes in our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of March 31, 2007 by FPIC’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2007 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 24

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings
We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business. Though we may be involved in routine litigation as a matter of course, we do not expect these cases to have a material adverse effect on our financial condition, results of operations or cash flows. For additional information concerning our commitments and contingencies, see our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data and Note 8, Commitments and Contingencies to this Form 10-Q.

    We may also become involved in legal actions not involving claims under our insurance policies from time to time. We have evaluated such exposures as of March 31, 2007, and in all cases, believe our position and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured. Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We have evaluated such exposures as of March 31, 2007, and believe our positions and defenses are meritorious. However, there can be no absolute assurance as to the outcome of such exposures. An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations and cash flows.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the first quarter of 2007.

Stock Repurchase Plan
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate. Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures. For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2006, Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 25

    The following table summarizes our common stock repurchases for the three-month period ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
January 1 - 31, 2007
Repurchase programs *	150,000	$39.21	150,000	454,525
Employee transactions **	5,405	$38.77	n/a	n/a

February 1 - 28, 2007
Repurchase programs *	16,890	$41.89	16,890	437,635
Employee transactions **	—	$—	n/a	n/a

March 1 - 31, 2007
Repurchase programs *	156,819	$42.20	156,819	280,816
Employee transactions **	—	$—	n/a	n/a

Total	329,114	$40.76	323,709	280,816

*
On December 22, 2006, we announced that our Board of Directors approved a 500,000 share increase in our share repurchase program, which authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise. This program does not have an expiration date.

**	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter.

Item 3.	Defaults Upon Senior Securities - Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders- Not applicable.

Item 5.	Other Information
    All items requiring a Form 8-K filing have been so filed as of the date of this filing. There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Item 6.	Exhibits
Exhibit	Description
10.1	Amended and Restated FPIC Insurance Group, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2005
12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 26

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2007
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q
For the Quarter Ended March 31, 2007

Exhibit	Description
10.1	Amended and Restated FPIC Insurance Group, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2005
12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002