Form 10-Q
period 2007-06-30
FPIC INSURANCE GROUP INC
filed 2007-08-01
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of July 30, 2007, there were 9,497,859 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of	As of
	June 30, 2007	December 31, 2006
Assets
Investments:
Fixed income securities, available for sale	$650,409	690,895
Equity securities	11,925	—
Short-term investments	—	29,814
Other invested assets	6,408	6,600
Total investments (Note 7)	668,742	727,309

Cash and cash equivalents	93,328	138,688
Premiums receivable (net of an allowance of $400 at June 30, 2007 and December 31, 2006)	73,197	84,227
Accrued investment income	8,188	8,969
Reinsurance recoverable on paid losses	8,921	17,097
Due from reinsurers on unpaid losses and advance premiums	154,069	158,868
Ceded unearned premiums	10,687	11,608
Deferred policy acquisition costs	9,883	14,204
Deferred income taxes	38,353	36,642
Goodwill	10,833	10,833
Other assets	9,413	10,614
Total assets	$1,085,614	1,219,059

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$601,083	642,955
Unearned premiums	119,416	181,695
Reinsurance payable	1,497	10,717
Paid in advance and unprocessed premiums	9,415	13,419
Total policy liabilities and accruals	731,411	848,786

Long-term debt	46,083	46,083
Other liabilities	22,560	38,936
Total liabilities	800,054	933,805

Commitments and contingencies (Note 8)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 9,497,859 and 10,063,937 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	950	1,006
Additional paid-in capital	13,546	37,735
Retained earnings	280,207	252,490
Accumulated other comprehensive loss, net	(9,143)	(5,977)
Total shareholders' equity	285,560	285,254
Total liabilities and shareholders' equity	$1,085,614	1,219,059

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income

(in thousands, except earnings per common share)	For the quarter ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues
Net premiums earned	$49,415	55,940	$101,017	114,819
Net investment income	7,745	8,242	15,731	15,274
Net realized investment (losses) gains	(170)	(14)	(96)	170
Other income	95	131	173	251
Total revenues	57,085	64,299	116,825	130,514

Expenses
Net losses and loss adjustment expenses	30,382	37,425	52,029	80,432
Other underwriting expenses	10,364	14,769	20,141	24,499
Interest expense on debt	1,112	1,061	2,200	2,104
Other expenses	9	1,357	19	3,163
Total expenses	41,867	54,612	74,389	110,198

Income from continuing operations before income taxes	15,218	9,687	42,436	20,316
Less: Income tax expense	5,163	2,616	14,635	5,859
Income from continuing operations	10,055	7,071	27,801	14,457

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	2,284	—	4,375
Gain on disposal of discontinued operations (net of income taxes)	—	—	—	—
Discontinued operations	—	2,284	—	4,375

Net income	$10,055	9,355	$27,801	18,832

Basic earnings per common share:
Income from continuing operations	$1.05	0.69	$2.86	1.40
Discontinued operations	—	0.22	—	0.43
Net income	$1.05	0.91	$2.86	1.83

Basic weighted average common shares outstanding	9,615	10,336	9,707	10,296

Diluted earnings per common share:
Income from continuing operations	$1.01	0.66	$2.76	1.34
Discontinued operations	—	0.21	—	0.41
Net income	$1.01	0.87	$2.76	1.75

Diluted weighted average common shares outstanding	9,980	10,742	10,069	10,751

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of		Additional			Accumulated Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Income	Total
Balances at December 31, 2006	10,063,937	$1,006	$37,735	$—	$252,490	$(5,977)		$285,254

Net income	—	—	—	—	27,801	—	27,801	27,801
Other comprehensive income (loss), net of tax
Unrealized loss on investments, net of tax	—	—	—	—	—	(3,133)	(3,133)	(3,133)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(66)	(66)	(66)
Prior service cost	—	—	—	—	—	15	15	15
Transition obligation						9	9	9
Net loss on pension plan	—	—	—	—	—	9	9	9
Other comprehensive loss							(3,166)
Comprehensive income							24,635

Cumulative adjustment to adopt FIN 48	—	—	—	—	(84)	—		(84)
Restricted stock	34,549	3	768	—	—	—		771
Issuance of shares	70,295	7	1,494	—	—	—		1,501
Repurchase of shares	(670,922)	(66)	(27,581)	—	—	—		(27,647)
Share-based compensation	—	—	642	—	—	—		642
Income tax reductions relating to exercise of stock options	—	—	488	—	—	—		488
Balances at June 30, 2007	9,497,859	$950	$13,546	$—	$280,207	$(9,143)		$285,560

		(in thousands)
						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Income	Total
Balances at December 31, 2005	10,339,105	$1,034	$53,627	$(1,742)	$200,902	$(4,231)		$249,590

Net income	—	—	—	—	18,832	—	18,832	18,832
Other comprehensive income (loss), net of tax
Unrealized loss on fixed maturity investments and other invested assets, net	—	—	—	—	—	(6,332)	(6,332)	(6,332)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	270	270	270
Other comprehensive loss							(6,062)
Comprehensive income							12,770

Restricted stock	50,063	5	(1,111)	1,742	—	—		636
Issuance of shares	281,083	28	4,536	—	—	—		4,564
Repurchase of shares	(271,298)	(27)	(9,366)	—	—	—		(9,393)
Share-based compensation	—	—	702	—	—	—		702
Income tax reductions relating to exercise of stock options	—	—	2,233	—	—	—		2,233
Balances at June 30, 2006	10,398,953	$1,040	$50,621	$—	$219,734	$(10,293)		$261,102

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 3

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Cash Flows

(in thousands)	For the six months ended
	June 30, 2007	June 30, 2006
Operating Activities
Net income	$27,801	18,832
Less: Discontinued operations	—	4,375
Income from continuing operations	27,801	14,457
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative adjustment to adopt FIN 48	(84)	—
Depreciation, amortization and accretion	11,830	13,278
Net realized losses (gains) on investments	96	(170)
Net realized gain on equity investment	—	(907)
Deferred policy acquisition costs, net of related amortization	(8,253)	(9,666)
Deferred income tax expense (benefit)	223	(452)
Excess tax benefits from share-based compensation	(443)	(2,209)
Share-based compensation	1,412	1,089
Other Changes in Assets and Liabilities
Premiums receivable, net	11,030	1,745
Accrued investment income	781	171
Reinsurance recoverable on paid losses	8,176	472
Due from reinsurers on unpaid losses and advance premiums	4,799	26,427
Ceded unearned premiums	921	455
Other assets and liabilities	(7,411)	(595)
Losses and loss adjustment expenses	(41,872)	1,824
Unearned premiums	(62,279)	3,298
Reinsurance payable	(9,220)	(11,561)
Paid in advance and unprocessed premiums	(4,003)	(3,453)
Net cash (used in) provided by operating activities	(66,496)	34,203

Investing Activities
Proceeds from
Sales of fixed income securities, available for sale	66,752	19,312
Sales of other invested assets	22	—
Maturities of fixed income securities, available for sale	9,660	19,090
Maturities of short-term investments	29,543	39,354
Sales of property and equipment	9	1
Purchases of
Fixed income securities, available for sale	(43,280)	(8,072)
Equity securities	(11,700)	—
Short-term investments	—	(30,095)
Other invested assets	(38)	(45)
Property and equipment	(4,129)	(81)
Net cash provided by investing activities	46,839	39,464

Financing Activities
Issuance of common stock	1,501	4,564
Repurchase of common stock	(27,647)	(9,104)
Excess tax benefits from share-based compensation	443	2,209
Net cash used in financing activities	(25,703)	(2,331)

Discontinued Operations
Net cash provided by operating activities	—	2,129
Net cash used in investing activities	—	(480)
Net cash provided by financing activities	—	—
Net cash provided by discontinued operations	—	1,649

Net (decrease) increase in cash and cash equivalents	(45,360)	72,985
Cash and cash equivalents at beginning of period (including discontinued operations)	138,688	102,695
Cash and cash equivalents at end of period (including discontinued operations)	93,328	175,680
Less cash and cash equivalents of discontinued operations at end of period	—	(7,938)
Cash and cash equivalents at end of period (excluding discontinued operations)	$93,328	167,742

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q: 4

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 5

1.	Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements represent the consolidation of FPIC Insurance Group, Inc. (“FPIC”) and all majority owned and controlled subsidiaries.Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.

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

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 6

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

The following table summarizes data for stock options outstanding and exercisable as of June 30, 2007:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$0.00-11.99	176,667	—	$8.82	4.3		176,667	$8.82
$12.00-15.99	268,970	—	13.98	4.0		268,970	13.98
$16.00-19.99	8,000	—	17.34	2.5		8,000	17.34
$20.00-35.99	283,696	30,190	26.74	5.2		283,696	26.01
$36.00-60.99	27,500	81,369	41.01	7.5		27,500	45.86
	764,833	111,559	$20.90	4.9	$17,562	764,833	$18.43	$17,229

The following table presents the status of, and changes in, restricted stock:

	Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2007	88,071	$33.63
Granted	36,584	41.29
Vested	(30,041)	34.64
Forfeited	(2,035)	35.73
Nonvested, June 30, 2007	92,579	$36.29	1.6	$3,774

As of June 30, 2007, there was $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 7

3.	Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the quarter ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income from continuing operations	$10,055	7,071	$27,801	14,457
Discontinued operations	—	2,284	—	4,375
Net income	$10,055	9,355	$27,801	18,832

Basic Earnings per Common Share:
Income from continuing operations	$1.05	0.69	$2.86	1.40
Discontinued operations	—	0.22	—	0.43
Basic earnings per common share	$1.05	0.91	$2.86	1.83

Diluted Earnings per Common Share:
Income from continuing operations	$1.01	0.66	$2.76	1.34
Discontinued operations	—	0.21	—	0.41
Diluted earnings per common share	$1.01	0.87	$2.76	1.75

Basic weighted-average shares outstanding	9,615	10,336	9,707	10,296
Common stock equivalents (1)	365	406	362	455
Diluted weighted-average shares outstanding	9,980	10,742	10,069	10,751

(1)
Outstanding stock options totaling 101,369 and 120,526 for the three months ended June 30, 2007 and 2006, respectively, and outstanding stock options totaling 97,773 and 119,343 for the six months ended June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

4.	Income Taxes
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $0.08 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 balance of retained earnings.  Our liability for unrecognized tax benefits as of January 1, 2007 was $0.6 million, 100% of which would affect our annual effective tax rate if recognized.  We estimate that our unrecognized tax benefits will not change significantly within the next twelve months.

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

Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.  During the six months ended June 30, 2007, we recognized $0.07 million in interest.  We had approximately $0.1 million and $0.03 million accrued for the payment of interest as of June 30, 2007 and January 1, 2007, respectively.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 8

5.	Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 13, Employee Benefit Plans, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(in thousands)	For the quarter ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net periodic pension cost
Service cost of benefits earned during the period	$236	279	$472	536
Interest cost on projected benefit obligation	161	134	323	278
Expected return on plan assets	(101)	(80)	(202)	(163)
Amortization of net loss	6	18	12	78
Amortization of prior service cost	12	42	24	53
Amortization of net transition obligation	8	7	15	15
Net periodic pension cost	$322	400	$644	797

We contributed $3.2 million to our employee benefit plans during the six months ended June 30, 2007.  We currently anticipate contributing an additional $0.3 million to these plans during the remainder of 2007 for total contributions of $3.5 million.

6.	Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the quarter ended
	June 30, 2007		June 30, 2006
	Written	Earned	Written	Earned
Direct premiums	$46,555	56,036	$56,044	63,258
Assumed premiums	6	6	1,833	417
Ceded premiums	(5,498)	(6,627)	(6,548)	(7,735)
Net premiums	$41,063	49,415	$51,329	55,940

(in thousands)	For the six months ended
	June 30, 2007		June 30, 2006
	Written	Earned	Written	Earned
Direct premiums	$106,948	114,761	$130,881	129,102
Assumed premiums	(43)	(43)	2,785	1,267
Commutation of assumed premiums written	(54,465)	—	—	—
Ceded premiums	(12,780)	(13,701)	(15,095)	(15,550)
Net premiums	$39,660	101,017	$118,571	114,819

(in thousands)	For the quarter ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Losses and LAE incurred	$35,412	42,708	$75,956	90,946
Commutation of assumed losses and LAE	—	—	(13,982)	—
Reinsurance recoveries	(5,030)	(5,283)	(9,945)	(10,514)
Net losses and LAE incurred	$30,382	37,425	$52,029	80,432

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 9

During February 2007, our subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”), commuted, effective January 1, 2007, all assumed reinsurance treaties with Physicians’ Reciprocal Insurers (“PRI”) under which First Professionals acted as a reinsurer.  These treaties provided excess of loss reinsurance and reinsurance for PRI’s death, disability and retirement risks.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized an after-tax gain of $9.7 million as a result of the commutation.

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  At June 30, 2007, our receivable from reinsurers was approximately $173.7 million.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of the reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

7.	Investments
Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income.  Data with respect to investments are presented in the tables below.

(in thousands)
	Proceeds from sales and maturities	Gross realized gains on investment sales	Gross realized losses on investment sales
For the six months ended June 30, 2007
Fixed income securities, available for sale and short-term investments	$105,955	304	(334)
Equity securities	$—	—	—

For the six months ended June 30, 2006
Fixed income securities, available for sale and short-term investments	$77,756	277	(109)
Equity securities	$—	—	—

(in thousands)
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair Value
As of June 30, 2007
Fixed income securities, available for sale	$662,873	898	(13,362)	650,409
Equity securities	$11,700	225	—	11,925

As of December 31, 2006
Fixed income securities, available for sale and short-term investments	$727,798	2,279	(9,368)	720,709
Equity securities	$—	—	—	—

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 10

Our net unrealized losses as of June 30, 2007 were primarily attributable to the impact of interest rates on the fair value of our investment portfolio.  We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates.  Therefore, we do not consider any of the securities carried in an unrealized loss position at June 30, 2007 to be other-than-temporarily impaired.  During the three months ended June 30, 2007, we recognized an other-than-temporary impairment of $0.1 million on one of our other invested assets, an investment in a limited partnership.

8.	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  Our primary excess of loss reinsurance program includes certain coverage for such exposures.  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of June 30, 2007, and believe our positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  During 2006, the Florida Office of Insurance Regulation levied two assessments on our 2005 Florida direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group.    Loss deficiencies in excess of FIGA’s estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise, could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries have the ability to recoup guaranty fund assessments from their Florida policyholders and, in the case of the two assessments from FIGA during 2006, have made the necessary filings to do so.

In addition to standard guaranty fund assessments, the Florida legislature may also levy special assessments to settle claims caused by certain catastrophic losses.  Such assessments may also be recouped from policyholders.  Medical professional liability (“MPL”) insurance policies are exempt from assessment by the Florida Hurricane Catastrophe fund until the fund’s expiration on May 31, 2010.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 11

9.	Discontinued Operations
Discontinued operations consist of our former insurance management operations, which were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers, and our third party administration operations, which were comprised of our former wholly owned subsidiary, Employers Mutual, Inc.  For additional information on our discontinued operations, see Item 8.  Financial Statements and Supplementary Data, Note 17, Discontinued Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Financial data related to our discontinued operations is summarized in the table below.

(in thousands, except earnings per common share)	For the quarter ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total revenues	$—	12,016	$—	23,734

Total expenses	$—	8,188	$—	16,350

Income from discontinued operations (net of income taxes)	$—	2,284	$—	4,375
Gain on disposal of discontinued operations (net of income taxes)	—	—	—	—
Discontinued operations	$—	2,284	$—	4,375

Basic earnings per common share:
Discontinued operations	$—	0.22	$—	0.43
Basic weighted average common shares outstanding	—	10,336	—	10,296

Diluted earnings per common share:
Discontinued operations	$—	0.21	$—	0.41
Diluted weighted average common shares outstanding	—	10,742	—	10,751

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),“we,” “our,” “us,”  the “Company” and“FPIC” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and six months ended June 30, 2007, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 9, 2007.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following MD&A, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.  Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions.  You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

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

v)	The actual amount of our new and renewal business;
vi)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vii)	The unpredictability of court decisions and our exposure to claims for extracontractual damages and losses in excess of policy limits;
viii)	Legislative, regulatory or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
ix)	The passage of additional or repeal of current tort reform measures, and the effect of such new measures and tort reform measures already in effect;
x)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 13

xi)	Developments in financial and securities markets that could affect our investment portfolio;
xii)	The loss of the services of any key members of senior management;
xiii)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;
xiv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xv)	Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize goodwill, deferred acquisition costs and deferred tax assets;
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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 14

Business Overview
We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida.  Based on 2006 premium data published by A.M. Best, which is the latest available data, Florida is the third largest market for MPL insurance in the United States. We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence and resources.

Recent Trends and Other Developments
(as compared to the comparable periods in 2006 unless otherwise indicated)

—
On February 20, 2007, A.M. Best upgraded the financial strength rating of our insurance subsidiaries to “A-” (Excellent) with a stable outlook from a financial strength rating of “B++” (Good) with a stable outlook.

—
During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  In connection with the commutation, First Professionals recognized an after-tax gain of $9.7 million.  For additional information on the commutation, see Item 1.  Financial Statements, Note 6, Reinsurance and the management’s discussion and analysis that follows.

—
Our consolidated income from continuing operations for the three months and six months ended June 30, 2007 increased 42% and 92%, respectively, compared with the same periods in 2006.  See the discussion below of certain factors, including the PRI commutation, favorable prior year loss development, and a 2006 guaranty fund assessment, that affect the comparability of our results from different periods.

—
Our consolidated net income for the three months and six months ended June 30, 2007 increased 7% and 48%, respectively, compared with the same periods in 2006.  See the discussion below of certain factors, including the PRI commutation, favorable prior year loss development, a 2006 guaranty fund assessment and income from discontinued operations, which affect the comparability of our results from different periods.

—
Direct premiums written declined 17% for the three months ended June 30, 2007 primarily as a result of lower premium rates in our Florida market and to a lesser extent a 4% decline in professional liability policyholders and a shift in business mix to lower risk specialties.  Direct premiums written declined 18% for the six months ended June 30, 2007, as a result of the same factors that affected the second quarter.

—	Policyholder retention nationally and in Florida was 94% for the six months ended June 30, 2007 compared to national retention of 92% and Florida retention of 94% for the first six months of 2006.
—
Our loss ratio was 61.5% and 51.5% for the three months and six months ended June 30, 2007, respectively, compared to 66.9% and 70.1% for the same periods in 2006.   Excluding the impact of the PRI commutation, our loss ratio declined to 65.3% for the six months ended June 30, 2007.  The decline in the loss ratio reflects the continuation of favorable loss trends, including $4.0 million of favorable prior year reserve development.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 15

—
Our expense ratio was 21.0% and 19.9% for the three months and six months ended June 30, 2007, respectively, compared to 26.4% and 21.3% for the same periods in 2006.  The expense ratio for the six months ended June 30, 2007 reflects a reduction of $1.7 million related to the PRI commutation.  The expense ratio for the three months and six months ended June 30, 2006 reflects a $4.7 million charge for a state-levied guaranty fund assessment.  Excluding the PRI commutation and the assessment, our expense ratio increased to 21.0% and 21.7% for the three months and six months ended June 30, 2007, respectively, compared to 18.0% and 17.3% for the comparable periods in 2006.  Lower net premiums earned and the redeployment of corporate resources previously supporting our former insurance management segment to our insurance operations resulted in the higher ratio for the three months and six months ended June 30, 2007.

—
Net investment income for the three months ended June 30, 2007 was 6% lower as a result of the non-recurrence of $0.9 million of investment income recognized in the second quarter of 2006 related to one of our limited partnership investments and a decrease in average invested assets, resulting from the PRI reinsurance commutation referred to above, offset to some extent by an increase in yield on our investment portfolio.  Net investment income for the six months ended June 30, 2007 increased 3% as a result of an increase in yield on our investment portfolio and a slight increase in average invested assets, partially offset by the non-recurrence of the $0.9 million of investment income described above.

—
Book value per common share increased to $30.07 as of June 30, 2007 from $28.34 as of December 31, 2006.  The statutory surplus of our insurance subsidiaries increased $38.6 million to $264.6 million as of June 30, 2007 compared to $226.0 million as of December 31, 2006.

—
We repurchased 273,508 shares of our common stock during the quarter at an average price of $42.19 per share; 7,308 shares remained available under our current board authorized stock repurchase program as of June 30, 2007.  In July 2007, our Board increased the number of shares authorized to be repurchased under the program by an additional 500,000 shares.

Insurance Regulation
The former Florida Insurance Consumer Advocate (the “Consumer Advocate”) asserted in a Florida Office of Insurance Regulation (“Florida OIR”) hearing in January 2007 that Florida medical malpractice insurance rates should be significantly lowered due to improved claims results arising from tort reforms.  In response, the Florida OIR recommended that additional study be given to Florida MPL rates to determine whether the presumed savings from the 2003 legislation have been realized and whether additional savings should be passed through in the form of premium reductions, as well as the effects of other changes since 2003 that might impact MPL premiums.  It is currently uncertain what, if any, additional regulatory action will be taken by the Florida OIR in response to the former Consumer Advocate’s assertion.

Proposed legislation related to MPL insurance is from time to time introduced in the state legislatures of markets where we conduct business, including Florida.  Proposed legislation was introduced in the Florida legislature during the 2007 legislative session that if enacted into law, would have, among other things, required a prospective reduction in Florida MPL insurance rates.  Other proposed legislation would have, among other things, required a new study of presumed savings from Florida tort reform, which would be factored into Florida MPL insurance rate making.  Neither of these proposals was enacted in the 2007 legislative session, which ended in May, or the subsequent special legislative session, but there can be no assurance that similar or other proposals affecting our industry will not be introduced or enacted in subsequent legislative sessions.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 16

Results of Operations
Three Months and Six Months Ended June 30, 2007 compared to
 Three Months and Six Months Ended June 30, 2006

Net income was $10.1 million for the three months ended June 30, 2007, or $1.01 per diluted common share, an increase of 7% and 16%, respectively, compared to $9.4 million, or $0.87 per diluted common share, for the three months ended June 30, 2006. Net income was $27.8 million for the six months ended June 30, 2007, or $2.76 per diluted common share, an increase of 48% and 58%, respectively, compared to $18.8 million, or $1.75 per diluted common share, for the six months ended June 30, 2006. Included in net income for the three months and six months ended June 30, 2006 was income from discontinued operations of $2.3 million and $4.4 million, respectively.  Other changes in net income are due to the factors discussed in the paragraph below with regard to income from continuing operations.

Income from continuing operations was $10.1 million for the three months ended June 30, 2007, or $1.01 per diluted common share, an increase of 42% and 53%, respectively, compared to $7.1 million, or $0.66 per diluted common share, for the three months ended June 30, 2006.  Income from continuing operations was $27.8 million for the six months ended June 30, 2007, or $2.76 per diluted common share, an increase of 92% and 106%, respectively, compared to $14.5 million, or $1.34 per diluted common share, for the six months ended June 30, 2006.  Income from continuing operations for the six months ended June 30, 2007 includes an after-tax gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Income from continuing operations for the three and six months ended June 30, 2007 was favorably affected by a decline in net losses and LAE incurred, including a $2.5 million after-tax effect of favorable prior year loss development, and a decline in other underwriting and other expenses.

Consolidated revenues were $57.1 million for the three months ended June 30, 2007 a decrease of 11%, compared to $64.3 million for the three months ended June 30, 2006.  Consolidated revenues were $116.8 million for the six months ended June 30, 2007 a decrease of 10%, compared to $130.5 million, for the six months ended June 30, 2006.   The decline in consolidated revenues for the three months and six months ended June 30, 2007 is primarily due to lower net premiums earned resulting from a shift in business mix to lower risk specialties, a decline in professional liability policyholders and lower rates in our Florida market.

Consolidated expenses were $41.9 million for the three months ended June 30, 2007 a decrease of 23%, compared to $54.6 million for the three months ended June 30, 2006. Consolidated expenses were $74.4 million for the six months ended June 30, 2007 a decrease of 32%, compared to $110.2 million for the six months ended June 30, 2006.  The decline in consolidated expenses for the three months ended June 30, 2007 is due to lower net losses and LAE incurred (including $4.0 million of favorable prior year development), and a decline in other underwriting expenses and other expenses.  Consolidated expenses for the six months ended June 30, 2007 also declined as a result of these factors and a reduction of $15.7 million related to the PRI commutation.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 17

Written Premiums.  Selected information concerning our written premiums is summarized in the table below:

(in thousands)	For the quarter ended June 30,			For the six months ended June 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006
Direct premiums written	$46,555	-17%	56,044	$106,948	-18%	130,881
Assumed premiums written	6	-100%	1,833	(43)	-102%	2,785
Commutation of assumed premiums written	—	—	—	(54,465)	—	—
Ceded premiums written	(5,498)	16%	(6,548)	(12,780)	15%	(15,095)
Net premiums written	$41,063	-20%	51,329	$39,660	-67%	118,571

Direct premiums written declined 17% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of lower premium rates in our Florida market and to a lesser extent a 4% decline in professional liability policyholders and a shift in business mix to lower risk specialties.  Direct premiums written declined 18% for the six months ended June 30, 2007, as a result of the same factors that affected the second quarter.   Professional liability policyholders totaled 13,010 as of June 30, 2007, a decline of 4% from 13,513 as of June 30, 2006.  Our policyholder retention rate in our core Florida market was 94% for the first six months of 2007, compared to 94% for comparable period in 2006.  Our national policyholder retention was 94% for the first six months of 2007 compared to 92% for the comparable period in 2006.

Net premiums written declined 20% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of the reasons discussed in the preceding paragraph on direct premiums written.  Net premiums written declined 67% for the six months ended June 30, 2007, which reflects a reduction of $54.5 million in assumed premiums written as a result of the commutation of the PRI reinsurance treaties.  Excluding the impact of the PRI commutation, net premiums written declined 21% during the six months ended June 30, 2007, primarily resulting from the same factors that affected the second quarter.

The 12% decrease in net premiums earned for the three months and six months ended June 30, 2007 is primarily the result of a shift in business mix to lower risk specialties, a decline in professional liability policyholders and lower rates in our Florida market.

Investment revenues, which are comprised of net investment income and net realized investment gains, decreased 8% for the three months ended June 30, 2007 and increased 1% for the six months ended June 30, 2007 from the comparable periods in 2006.  The decline in net investment income for the three months ended June 30, 2007 is a result of the non-recurrence of $0.9 million of investment income recognized in the second quarter of 2006 related to one of our limited partnership investments and a decline in average invested assets, due to the PRI commutation, offset to some extent by an increase in yield on our investment portfolio.  The increase in net investment income for the six months ended June 30, 2007 is a result of an increase in yield on our investment portfolio and a slight increase in average invested assets compared to the same period in 2006, partially offset by the non-recurrence of the $0.9 million of investment income described above.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 18

Net losses and LAE incurred decreased 19% and 35% for the three months and six months ended June 30, 2007, respectively, compared with the same periods in 2006.  Net losses and LAE incurred for the six months ended June 30, 2007 include a $14.0 million reduction in net losses and LAE incurred as a result of the PRI commutation.  Excluding the impact of the PRI commutation, net losses and LAE declined 18% for the six months ended June 30, 2007 compared with the same period in 2006.  Our loss ratio (defined as the ratio of net losses and LAE incurred to net premiums earned) improved to 61.5% and 51.5% for the three months and six months ended June 30, 2007, respectively, compared to 66.9% and 70.1% for the same periods in 2006.   Excluding the impact of the PRI commutation, our loss ratio was 65.3% for the six months ended June 30, 2007.  The decline in net losses and LAE incurred and our loss ratios for the three months and six months reflects the continuation of favorable loss trends, including $4.0 million of favorable prior year development during the three months ended June 30, 2007.

Selected direct professional liability insurance claims data
Selected direct professional liability insurance claim data is summarized in the table below.

	For the six months ended June 30,
		Percentage
	2007	Change	2006
Net Paid Losses and LAE on Professional Liability Claims (in thousands): (1), (2)
Net paid losses on professional liability claims	$33,660	6%	31,726

Net paid LAE on professional liability claims	25,627	-19%	31,664
Total net paid losses and LAE on professional liability claims	$59,287	-6%	63,390

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	387	-12%	439
Total professional liability incidents closed without indemnity payment	400	-21%	509
Total professional liability claims and incidents closed without indemnity payment	787	-17%	948

Total Professional Liability Claims with Indemnity Payment	167	11%	150

CWIP Ratio on a rolling four quarter basis(3)	29%		29%

CWIP Ratio, including incidents, on a rolling four quarter basis (3)	15%		15%

(1)
For the purpose of period over period comparisons, net paid losses and LAE for the six months ended June 30, 2007 do not take into account the commutation of the reinsurance treaty between First Professionals and PRI effective January 1, 2007, which would be an increase in net paid losses and LAE of $29.2 million for the six months ended June 30, 2007.

(2)
For purposes of period over period comparisons, net paid losses and LAE for the six months ended June 30, 2006 do not take into account loss and LAE payments ceded under our former net account quota share reinsurance agreement with Hannover Re, which was commuted effective December 31, 2006.  Loss and LAE payments ceded under the former reinsurance agreement, which would be a reduction of net paid losses and LAE, totaled $12.9 million for the six months ended June 30, 2006.

(3)
The closed with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 19

	For the six months ended June 30,
		Percentage
	2007	Change	2006
Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	316	-17%	382
Total professional liability incidents reported during the period	490	4%	470
Total professional liability claims and incidents reported during the period	806	-5%	852

Total professional liability claims and incidents that remained open	3,735	-14%	4,348

There was a modest decrease in net paid losses and LAE for the six months ended June 30, 2007 compared with the same period in 2006 primarily due to lower allocated loss adjustment expenses. The number of reported claims and incidents for the six months ended June 30, 2007 was down 5% compared to the same period in 2006 and generally reflects the continued trend of lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  The number of professional liability claims with indemnity payment (“CWIP”) increased 11% for the six months ended June 30, 2007 compared to the same period in 2006.  For the four quarters ended June 30, 2007, the CWIP Ratio was 29% and the CWIP Ratio, including incidents, was 15% compared to 29% and 15%, respectively, for the four quarters ended June 30, 2006.  Our inventory of open claims and incidents declined further during the first six months of 2007, which follows declines in the number of claims and incidents reported in 2006. It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Other underwriting expenses decreased 30% and 18% for the three months and six months ended June 30, 2007 compared with the same periods in 2006.  Other underwriting expenses for the six months ended June 30, 2007 include a $1.7 million reduction in other underwriting expenses as a result of the PRI commutation.  Other underwriting expenses for the three months and six months ended June 30, 2006 include a $4.7 million charge for a state-levied guaranty fund assessment.  Excluding the impact of the PRI reinsurance commutation and the assessment, other underwriting expenses for the three months and six months ended June 30, 2007 increased 3% and 10%, respectively, compared to the same periods in 2006.

Our expense ratio (defined as the ratio of other underwriting expenses to net premiums earned) was 21.0% and 19.9% for the three months and six months ended June 30, 2007, respectively, compared to 26.4% and 21.3% for the same periods in 2006.  Excluding the impact of the PRI commutation and the assessment, our expense ratio increased to 21.0% and 21.7% for the three months and six months ended June 30, 2007, respectively, compared to 18.0% and 17.3% for the comparable periods in 2006.  The increase in the expense ratio reflects lower net premiums earned and the redeployment of corporate resources previously supporting our former insurance management segment to our insurance operations.

Other expenses declined 99% for the three months and six months ended June 30, 2007 compared with the same periods in 2006.  The decline in other expenses is primarily due to our no longer incurring finance charges associated with the funds withheld under our former Hannover Re net account quota share reinsurance agreement.  We commuted this reinsurance agreement with Hannover Re effective December 31, 2006.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 20

Income tax expense increased 97% and 150% for the three months and six months ended June 30, 2007, respectively, compared to the same periods in 2006 as a result of higher income from continuing operations before income taxes. Our effective tax rate for the three months ended June 30, 2007 and 2006 was 34% and 27%, respectively.  Income tax expense for the six months ended June 30, 2007 includes $6.1 million of income tax expense as a result of the PRI commutation.  Excluding the impact of the PRI commutation, income tax expense for the six months ended June 30, 2007 increased 46% and our effective tax rate was 32% compared to 29% for the six months ended June 30, 2006.  The increase in our effective tax rate is primarily due to a decrease in tax-exempt investment income as a percentage of income before taxes.

During 2006, the IRS commenced an examination of our 2004 federal income tax return.  The examination was closed in February 2007 with no significant adjustments.  Our income tax returns for 2003 and 2005 have not been examined by the IRS and remain open under the statute of limitations.

Discontinued Operations

Discontinued operations consist of our former insurance management operations, which were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers, and our third party administration operations, which were comprised of our former wholly owned subsidiary, Employers Mutual, Inc.  For additional information on our discontinued operations, see Item 8.  Financial Statements and Supplementary Data, Note 17, Discontinued Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Financial data related to our discontinued operations is summarized in the table below.

(in thousands)	For the quarter ended June 30,			For the six months ended June 30,
	2007	Percentage Change	2006	2007	Percentage Change	2006
Income from continuing operations	$—	0%	—	$—	0%	—

Discontinued Operations
Income from discontinued operations (net of income taxes)	$—	-100%	2,284	$—	-100%	4,375
Gain on discontinued operations (net of income taxes)	—	0%	—	—	0%	—
Discontinued operations	$—	-100%	2,284	$—	-100%	4,375

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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 21

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash used in operating activities was $66.5 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $34.2 million for the six months ended June 30, 2006.  The decline in cash provided by operating activities is primarily due to the commutation of the reinsurance agreements between First Professionals and PRI, under which cash and securities with an aggregate value of $87.7 million were delivered to PRI, together with a decline in premiums received associated with the decline in written premiums.  Higher net paid losses and income taxes also contributed to the decline.

Net cash provided by investing activities was $46.8 million for the six months ended June 30, 2007 compared to $39.5 million for the six months ended June 30, 2006.  The change in net cash provided by investing activities is primarily due to transactions involving fixed income securities and short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio.

Net cash used in financing activities was $25.7 million for the six months ended June 30, 2007 compared to $2.3 million for the six months ended June 30, 2006.  The change in net cash flows used in financing activities is primarily due to repurchases of our common stock during 2007.

As of June 30, 2007, we had cash and investments of $762.1 million.  Included within cash and investments were cash and cash equivalents of $93.3 million and fixed income securities, available for sale, with a fair value of approximately $35.9 million with scheduled maturities during the next 12 months.  We believe that our cash and investments as of June 30, 2007, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets is dependent on, among other things, market conditions.  The following table summarizes the components of our capital resources as of June 30, 2007 and December 31, 2006.

(in thousands)
	As of June 30, 2007	As of December 31, 2006
Long-term debt	$46,083	46,083
Shareholders' equity	$285,560	285,254
Ratio of debt to total capitalization	13.9%	13.9%

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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 22

The securities are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 9.21% to 9.56% as of June 30, 2007).  The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%.  We have also purchased interest rate collars designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.  We have the option to call the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years.  In the case of the potential earlier call date, the redemption or call price payable by us may be different than par.  The securities have stated maturities of 30 years and are due in May and October 2033.

Other Significant Financial Position Accounts

Premiums receivable declined 13% to $73.2 million as of June 30, 2007, from $84.2 million as of December 31, 2006.  The decline in premiums receivable is primarily due to lower premium rates and a decline in insurance policies written during 2007.

Reinsurance recoverable on paid losses declined 48% to $8.9 million as of June 30, 2007, from $17.1 million as of December 31, 2006.  The decline in reinsurance recoverable on paid losses is primarily due to the collection of amounts under our primary excess of loss reinsurance treaty.

Deferred policy acquisition costs declined 30% to $9.9 million as of June 30, 2007, from $14.2 million as of December 31, 2006.  The decline in deferred policy acquisition costs is primarily due to the removal of deferred policy acquisition costs associated with the excess of loss reinsurance and death, disability and retirement risks previously reinsured by First Professionals on behalf of PRI.

Unearned premiums declined 34% to $119.4 million as of June 30, 2007, from $181.7 million as of December 31, 2006.  The decline in unearned premiums is primarily related to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.  In addition, unearned premiums declined as a result of lower net premiums written.

Reinsurance payable declined 86% to $1.5 million as of June 30, 2007, from $10.7 million as of December 31, 2006.  The decline in reinsurance payable is primarily related to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.

Paid in advance and unprocessed premiums declined 30% to $9.4 million as of June 30, 2007, from $13.4 million as of December 31, 2006.  The decline in paid in advance and unprocessed premiums reflects the policy renewal cycle whereby policies are generally renewed with an effective date of December 1, January 1, or July 1 of each year, with the largest number of policies typically being renewed on January 1.  As a result, paid in advance and unprocessed premiums are expected to be higher as of December 31 of each year.

Other liabilities declined 42% to $22.3 million as of June 30, 2007, from $38.9 million as of December 31, 2006.  The decline in other liabilities is primarily due to declines in salary and benefit related payables, federal taxes payable and liabilities associated with the PRI commutation.  In addition, other liabilities as of December 31, 2006 included an accrual for a state guaranty fund assessment of $4.7 million, which was paid subsequent to year-end.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 23

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements.  We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of June 30, 2007 that would give rise to previously undisclosed market, credit, or financing risk.  There have been no significant changes in our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of June 30, 2007 by FPIC’s Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2007 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of June 30, 2007, and in all cases, believe our position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  We have evaluated such exposures as of June 30, 2007, and believe our positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations and cash flows.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the second quarter of 2007.

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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 25

The following table summarizes our common stock repurchases for the three-month period ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
April 1 - 30, 2007
Repurchase programs *	18,300	$44.08	—	262,516
Employee transactions **	—	$—	n/a	n/a

May 1 - 31, 2007
Repurchase programs *	16,290	$44.63	—	246,226
Employee transactions **	—	$—	n/a	n/a

June 1 - 30, 2007
Repurchase programs *	238,918	$41.88	—	7,308
Employee transactions **	—	$—	n/a	n/a

Total	273,508	$42.19	—	7,308

*
On July 30, 2007, our Board of Directors approved a 500,000 share increase in our share repurchase program, which authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2008.

**	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter.

Item 3.	Defaults Upon Senior Securities - Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders (the “Meeting”) was held on May 31, 2007.  At the Meeting, the following items were passed by the votes shown.

I.	Directors Elected at the Meeting:

	Votes For	Votes Withheld
John K. Anderson, Jr.	8,173,655	81,720
M.C. Harden, III	7,718,044	537,331
John G. Rich	8,172,555	82,820
Joan D. Ruffier	8,171,913	83,462

Incumbent Directors continuing after the Meeting:

Richard J. Bagby, M.D.	Terence P. McCoy, M.D.
Robert O. Baratta, M.D.	Guy T. Selander, M.D.
John R. Byers	David M. Shapiro, M.D.
Kenneth M. Kirschner

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 26

II.	Approval of the adoption of the FPIC Insurance Group, Inc. 2007 Senior Executive Annual Incentive Plan:

For	6,151,066
Against	277,303
Abstain	36,897
Broker non-vote	1,790,109
Total	8,255,375

The FPIC Insurance Group, Inc. 2007 Senior Executive Annual Incentive Plan (the “Incentive Plan”) was approved by vote of the shareholders of FPIC at the Meeting.

III.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered certified public accounting firm for 2007:

For	8,212,471
Against	26,621
Abstain	16,282
Broker non-vote	—
Total	8,255,374

Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered certified public accounting firm for 2007 was approved by vote of the shareholders of FPIC at the Meeting.

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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 27

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2007
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q
For the Quarter Ended June 30, 2007

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