Form 10-Q
period 2007-11-02
FPIC INSURANCE GROUP INC
filed 2007-11-02
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of October 26, 2007, there were 9,121,354 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of	As of
	September 30, 2007	December 31, 2006
Assets
Investments:
Fixed income securities, available for sale	$668,924	690,895
Equity securities	15,403	—
Short-term investments	480	29,814
Other invested assets	6,278	6,600
Total investments (Note 8)	691,085	727,309

Cash and cash equivalents	78,452	138,688
Premiums receivable (net of an allowance of $400 as of September 30, 2007 and December 31, 2006)	77,120	84,227
Accrued investment income	7,929	8,969
Reinsurance recoverable on paid losses	7,832	17,097
Due from reinsurers on unpaid losses and advance premiums	147,937	158,868
Ceded unearned premiums	11,358	11,608
Deferred policy acquisition costs	10,405	14,204
Deferred income taxes	32,654	36,642
Goodwill	10,833	10,833
Other assets	10,789	10,614
Total assets	$1,086,394	1,219,059

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$592,718	642,955
Unearned premiums	124,881	181,695
Reinsurance payable	2,240	10,717
Paid in advance and unprocessed premiums	6,194	13,419
Total policy liabilities and accruals	726,033	848,786

Long-term debt	46,083	46,083
Other liabilities	29,198	38,936
Total liabilities	801,314	933,805

Commitments and contingencies (Note 9)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 9,159,654 and 10,063,937 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	916	1,006
Additional paid-in capital	679	37,735
Retained earnings	288,244	252,490
Accumulated other comprehensive loss, net	(4,759)	(5,977)
Total shareholders' equity	285,080	285,254
Total liabilities and shareholders' equity	$1,086,394	1,219,059

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q:  1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income

(in thousands, except earnings per common share)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
Net premiums earned	$48,449	57,275	$149,467	172,094
Net investment income	7,716	8,120	23,447	23,394
Net realized investment (losses) gains	(67)	(58)	(163)	112
Other income	125	131	298	382
Total revenues	56,223	65,468	173,049	195,982

Expenses
Net losses and loss adjustment expenses	28,425	40,149	80,454	120,581
Other underwriting expenses	14,517	10,558	34,658	35,057
Interest expense on debt	1,123	1,088	3,323	3,192
Other expenses	37	1,272	56	4,435
Total expenses	44,102	53,067	118,491	163,265

Income from continuing operations before income taxes	12,121	12,401	54,558	32,717
Less: Income tax expense	3,894	3,855	18,529	9,714
Income from continuing operations	8,227	8,546	36,029	23,003

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	2,331	—	6,706
(Loss) gain on disposal of discontinued operations (net of income taxes)	(191)	12,449	(191)	12,449
Discontinued operations	(191)	14,780	(191)	19,155

Net income	$8,036	23,326	$35,838	42,158

Basic earnings per common share:
Income from continuing operations	$0.88	0.83	$3.76	2.23
Discontinued operations	(0.02)	1.43	(0.02)	1.86
Net income	$0.86	2.26	$3.74	4.09

Basic weighted average common shares outstanding	9,300	10,321	9,570	10,304

Diluted earnings per common share:
Income from continuing operations	$0.86	0.80	$3.63	2.14
Discontinued operations	(0.02)	1.38	(0.02)	1.78
Net income	$0.84	2.18	$3.61	3.92

Diluted weighted average common shares outstanding	9,623	10,711	9,919	10,747

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q:  2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of		Additional			Accumulated Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Income	Total
Balances at December 31, 2006	10,063,937	$1,006	$37,735	$—	$252,490	$(5,977)		$285,254

Net income	—	—	—	—	35,838	—	35,838	35,838
Other comprehensive income (loss), net of tax
Unrealized gain on invested assets, net of tax	—	—	—	—	—	1,344	1,344	1,344
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(175)	(175)	(175)
Prior service cost	—	—	—	—	—	22	22	22
Transition obligation		—	—	—	—	14	14	14
Net loss on pension plan	—	—	—	—	—	13	13	13
Other comprehensive income							1,218
Comprehensive income							37,056

Cumulative adjustment to adopt FIN 48	—	—	—	—	(84)	—		(84)
Restricted stock	34,549	3	1,146	—	—	—		1,149
Issuance of shares	78,345	8	1,639	—	—	—		1,647
Repurchase of shares	(1,017,177)	(101)	(41,293)	—	—	—		(41,394)
Share-based compensation	—	—	885	—	—	—		885
Income tax reductions relating to exercise of stock options	—	—	567	—	—	—		567
Balances at September 30, 2007	9,159,654	$916	$679	$—	$288,244	$(4,759)		$285,080

		(in thousands)
						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Income	Total
Balances at December 31, 2005	10,339,105	$1,034	$53,627	$(1,742)	$200,902	$(4,231)		$249,590

Net income	—	—	—	—	42,158	—	42,158	42,158
Other comprehensive income (loss), net of tax
Unrealized loss on invested assets, net	—	—	—	—	—	(285)	(285)	(285)
Unrealized gain on derivative financial instruments, net	—	—	—	—	—	36	36	36
Other comprehensive loss							(249)
Comprehensive income							41,909

Restricted stock	35,408	3	(913)	1,742	—	—		832
Issuance of shares	336,332	34	5,249	—	—	—		5,283
Repurchase of shares	(277,298)	(28)	(9,591)	—	—	—		(9,619)
Share-based compensation	—	—	837	—	—	—		837
Income tax reductions relating to exercise of stock options	—	—	2,607	—	—	—		2,607
Balances at September 30, 2006	10,433,547	$1,043	$51,816	$—	$243,060	$(4,480)		$291,439

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q:  3

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Cash Flows

(in thousands)	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Operating Activities
Net income	$35,838	42,158
Less: Discontinued operations	(191)	19,155
Income from continuing operations	36,029	23,003
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative adjustment to adopt FIN 48	(84)	—
Depreciation, amortization and accretion	18,459	20,660
Net realized losses (gains) on investments	163	(112)
Net realized loss (gain) on equity investment	—	(890)
Deferred policy acquisition costs, net of related amortization	(13,343)	(15,728)
Deferred income tax expense (benefit)	3,250	(174)
Excess tax benefits from share-based compensation	(443)	(2,584)
Share-based compensation	2,035	1,662
Other Changes in Assets and Liabilities
Premiums receivable, net	7,107	(1,917)
Accrued investment income	1,040	866
Reinsurance recoverable on paid losses	9,265	(741)
Due from reinsurers on unpaid losses and advance premiums	10,931	42,773
Ceded unearned premiums	250	643
Other assets and liabilities	(2,464)	889
Losses and loss adjustment expenses	(50,237)	684
Unearned premiums	(56,814)	7,788
Reinsurance payable	(8,477)	(12,304)
Paid in advance and unprocessed premiums	(7,225)	(7,518)
Net cash (used in) provided by operating activities	(50,558)	57,000

Investing Activities
Proceeds from
Sales of fixed income securities, available for sale	75,492	34,019
Sales of other invested assets	27	—
Maturities of fixed income securities, available for sale	19,515	38,425
Maturities of short-term investments	29,543	46,994
Sales of property and equipment	(4,271)	1
Purchases of
Fixed income securities, available for sale	(74,988)	(84,182)
Equity securities	(15,000)	—
Short-term investments	(480)	(30,095)
Other invested assets	(34)	(45)
Property and equipment	13	(107)
Net cash provided by investing activities	29,817	5,010

Financing Activities
Issuance of common stock	1,647	5,283
Repurchase of common stock	(41,394)	(9,330)
Excess tax benefits from share-based compensation	443	2,584
Net cash used in financing activities	(39,304)	(1,463)

Discontinued Operations
Net cash (used in) provided by operating activities	(191)	5,331
Net cash used in investing activities	—	(785)
Net cash provided by financing activities	—	—
Net cash (used in) provided by discontinued operations	(191)	4,546

Net (decrease) increase in cash and cash equivalents	(60,236)	65,093
Cash and cash equivalents at beginning of period (including discontinued operations)	138,688	102,695
Cash and cash equivalents at end of period (including discontinued operations)	78,452	167,788
Less cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents at end of period (excluding discontinued operations)	$78,452	167,788

See the accompanying notes to the unaudited consolidated financial statements.
Form 10-Q:  4

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 5

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

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine if it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  The provisions of FIN 48 were effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle of $0.08 million recorded as an adjustment to opening retained earnings.

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

The following table summarizes data for stock options outstanding and exercisable as of September 30, 2007:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$0.00-11.99	176,667	—	$ 8.82	4.1		176,667	$ 8.82
$12.00-15.99	263,005	—	13.95	3.7		263,005	13.95
$16.00-19.99	8,000	—	17.34	2.3		8,000	17.34
$20.00-35.99	281,611	30,190	26.74	4.9		281,611	26.01
$36.00-60.99	27,500	81,369	41.01	7.3		27,500	45.86
	756,783	111,559	$ 20.92	4.7	$ 19,313	756,783	$ 18.44	$ 18,726

The following table presents the status of, and changes in, restricted stock:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2007	88,071	$ 33.63
Granted	36,584	41.29
Vested	(30,207)	34.62
Forfeited	(2,035)	35.73
Nonvested, September 30, 2007	92,413	$ 36.29	1.4	$ 3,978

As of September 30, 2007, there was $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 7

3.	Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Income from continuing operations	$8,227	8,546	$36,029	23,003
Discontinued operations	(191)	14,780	(191)	19,155
Net income	$8,036	23,326	$35,838	42,158

Basic Earnings per Common Share:
Income from continuing operations	$0.88	0.83	$3.76	2.23
Discontinued operations	(0.02)	1.43	(0.02)	1.86
Basic earnings per common share	$0.86	2.26	$3.74	4.09

Diluted Earnings per Common Share:
Income from continuing operations	$0.86	0.80	$3.63	2.14
Discontinued operations	(0.02)	1.38	(0.02)	1.78
Diluted earnings per common share	$0.84	2.18	$3.61	3.92

Basic weighted-average shares outstanding	9,300	10,321	9,570	10,304
Common stock equivalents (1)	323	390	349	443
Diluted weighted-average shares outstanding	9,623	10,711	9,919	10,747

(1)
Outstanding stock options totaling 108,869 and 98,440 options for the three months ended September 30, 2007 and 2006, respectively, and outstanding stock options totaling 98,985 and 119,333 options for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

4.	Liability for Losses and LAE
    We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  Each actuarial technique is applied in a consistent manner from period to period and the techniques encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.  Estimating liability for losses and LAE is a complex process and changes in key assumptions or trends could result in a significant change in our reserve estimates.  Given the magnitude of our loss and LAE reserves, virtually any change in the level of our carried reserves will be material to our results of operations and may be material to our financial position.  For additional information regarding our liability for losses and LAE see Note 4, Liability for Losses and LAE, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

    We recognized favorable net loss development related to previously established reserves of $5.0 million for the three months ended September 30, 2007.  We recognized $9.0 million of favorable net loss development for the nine months ended September 30, 2007. The favorable development reflects reductions in our estimates of incidents to claim development, payment frequency and payment severity, principally for the 2004 through 2006 accident years.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 8

5.	Income Taxes
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $0.08 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 balance of retained earnings.  Our liability for unrecognized tax benefits as of January 1, 2007 was $0.6 million, 100% of which would affect our annual effective tax rate if recognized.  We estimate that our unrecognized tax benefits will not change significantly within the next 12 months.

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

Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.  During the nine months ended September 30, 2007, we recognized $0.07 million in interest.  We had approximately $0.1 million and $0.03 million accrued for the payment of interest as of September 30, 2007 and January 1, 2007, respectively.

6.	Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 13, Employee Benefit Plans, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(in thousands)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net periodic pension cost
Service cost of benefits earned during the period	$253	241	$725	776
Interest cost on projected benefit obligation	164	161	488	439
Expected return on plan assets	(101)	(86)	(303)	(248)
Amortization of net loss	10	71	21	179
Amortization of prior service cost	12	12	36	35
Amortization of net transition obligation	8	8	23	23
Net periodic pension cost	$346	407	$990	1,204

We contributed $3.2 million to our employee benefit plans during the nine months ended September 30, 2007.  We currently anticipate contributing an additional $0.1 million to these plans during the remainder of 2007 for total contributions of $3.3 million.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 9

7.	Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the Quarter Ended
	September 30, 2007		September 30, 2006
	Written	Earned	Written	Earned
Direct premiums	$59,799	54,335	$67,986	65,019
Assumed premiums	34	34	1,849	326
Ceded premiums	(6,590)	(5,920)	(7,882)	(8,070)
Net premiums	$53,243	48,449	$61,953	57,275

(in thousands)	For the Nine Months Ended
	September 30, 2007		September 30, 2006
	Written	Earned	Written	Earned
Direct premiums	$166,747	169,096	$198,867	194,120
Assumed premiums	(9)	(9)	4,634	1,593
Commutation of assumed premiums written	(54,465)	—	—	—
Ceded premiums	(19,370)	(19,620)	(22,977)	(23,619)
Net premiums	$92,903	149,467	$180,524	172,094

(in thousands)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Losses and LAE	$32,408	44,851	$108,365	135,798
Commutation of assumed losses and LAE	—	—	(13,982)	—
Reinsurance recoveries	(3,983)	(4,702)	(13,929)	(15,217)
Net losses and LAE	$28,425	40,149	$80,454	120,581

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

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  At September 30, 2007, our receivable from reinsurers was approximately $167.1 million.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 10

8.	Investments
Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income.  Data with respect to investments are presented in the tables below.

(in thousands)	Proceeds from Sales and Maturities	Gross Realized Gains on Investment Sales	Gross Realized Losses on Investment Sales
For the Nine Months Ended September 30, 2007
Fixed income securities, available for sale and short-term investments	$124,550	360	(468)
Equity securities	$—	—	—

For the Nine Months Ended September 30, 2006
Fixed income securities, available for sale and short-term investments	$119,438	387	(292)
Equity securities	$—	—	—

(in thousands)	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2007
Fixed income securities, available for sale and short-term investments	$674,817	2,354	(7,767)	669,404
Equity securities	$15,000	403	—	15,403

As of December 31, 2006
Fixed income securities, available for sale and short-term investments	$727,798	2,279	(9,368)	720,709
Equity securities	$—	—	—	—

Our net unrealized losses (defined as gross unrealized gains less gross unrealized losses) as of September 30, 2007 were primarily attributable to the impact of interest rates on the fair value of our investment portfolio.  We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates.  Therefore, we do not consider any of the securities carried in an unrealized loss position at September 30, 2007 to be other-than-temporarily impaired.  During the nine months ended September 30, 2007, we did recognize an other-than-temporary impairment charge of $0.2 million related to certain corporate securities held by us and one of our other invested assets, an investment in a limited partnership.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 11

9.	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  Our primary excess of loss reinsurance program includes certain coverage for such exposures.  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of September 30, 2007, and believe our positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  During 2006, the Florida Office of Insurance Regulation (“Florida OIR”) levied two assessments on our 2005 Florida direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group.  During October 2007, the Florida OIR levied an additional assessment with respect to this insolvency.  See Note 11, Subsequent Event for additional information.  Loss deficiencies in excess of FIGA’s estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup guaranty fund assessments from their Florida policyholders and, in the case of the two assessments from FIGA during 2006, have made the necessary filings to do so.

In addition to standard guaranty fund assessments, the Florida legislature may also levy special assessments to settle claims caused by certain catastrophic losses.  Such assessments may also be recouped from policyholders.  Medical professional liability (“MPL”) insurance policies are exempt from assessment by the Florida Hurricane Catastrophe fund until the fund’s expiration on May 31, 2010.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q: 12

10.	Discontinued Operations
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

(in thousands, except earnings per common share)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Total revenues	$—	13,716	$—	37,450

Total expenses	$—	9,836	$—	26,186

Income from discontinued operations (net of income taxes)	$—	2,331	$—	6,706
(Loss) gain on disposal of discontinued operations (net of income taxes)	(191)	12,449	(191)	12,449
Discontinued operations	$(191)	14,780	$(191)	19,155

Basic earnings per common share:
Discontinued operations	$(0.02)	1.43	$(0.02)	1.86
Basic weighted average common shares outstanding	9,300	10,321	9,570	10,304

Diluted earnings per common share:
Discontinued operations	$(0.02)	1.38	$(0.02)	1.78
Diluted weighted average common shares outstanding	9,623	10,711	9,919	10,747

11.	Subsequent Event
By order dated October 29, 2007, the Florida OIR levied an additional two percent assessment on the 2006 Florida direct written premiums of property and casualty insurance companies operating in Florida, including our insurance subsidiaries, with respect to the insolvency of the subsidiaries of  Poe Financial Group.  Other underwriting expenses for the three and nine months ended September 30, 2007 include a $4.2 million pre-tax charge for this assessment.  See Note 9, Commitments and Contingencies.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),“FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and nine months ended September 30, 2007, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 9, 2007.

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

v)	The actual amount of our new and renewal business;
vi)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vii)	The unpredictability of court decisions and our exposure to claims for extracontractual damages and losses in excess of policy limits;
viii)	Legislative, regulatory or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
ix)	The passage of additional or repeal of current tort reform measures, and the effect of such new measures and tort reform measures already in effect;
x)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 14

xi)	Developments in financial and securities markets that could affect our investment portfolio;
xii)	The loss of the services of any key members of senior management;
xiii)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;
xiv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xv)	Risks of impairment of assets, generally, including the risk of impairment or inability to continue to recognize goodwill, deferred acquisition costs and deferred tax assets;
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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 15

Business Overview
We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida.  Based on 2006 premium data published by A.M. Best, which is the latest available data, Florida is the third largest market for MPL insurance in the United States.  Our insurance subsidiaries also provide MPL insurance in selected other states.  We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence and resources.

Recent Trends and Other Developments
(comparisons are to the comparable periods in 2006 unless otherwise indicated)

—
Our consolidated income from continuing operations for the three months ended September 30, 2007 decreased 4% and increased 57% for the nine months ended September 30, 2007, compared with the same periods in 2006.  See the discussion below of certain factors, including the PRI commutation, favorable prior year loss development, and guaranty fund assessments, that affect the comparability of our results from different periods.

—
On February 20, 2007, A.M. Best upgraded the financial strength rating of our insurance subsidiaries to “A-” (Excellent) with a stable outlook from a financial strength rating of “B++” (Good) with a stable outlook.

—	On October 24, 2007, Fitch reaffirmed the A- (strong) insurer financial strength rating assigned to our insurance subsidiaries.
—
During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  In connection with the commutation, First Professionals recognized an after-tax gain of $9.7 million.  For additional information on the commutation, see Item 1.  Financial Statements, Note 7, Reinsurance and the management’s discussion and analysis that follows.

—
The number of professional liability policyholders insured by our insurance subsidiaries increased by 488 policyholders from June 30, 2007, comprised primarily of a net gain of 372 physicians and 97 dentists.  The net gain in physicians includes 197 policyholders under our new optometry program.

—
On August 28, 2007, our Board of Directors approved an additional 500,000 share increase in our share repurchase program.  We repurchased 357,312 shares of our common stock during the quarter at an average price of $39.84 per share; as of September 30, 2007, 649,996 shares remained available under our current board authorized stock repurchase program.  For the nine months ended September 30, 2007 we have repurchased 954,529 shares of our common stock.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 16

—
The results for the three and nine months ended September 30, 2007 include a $4.2 million ($2.6 million after-tax) charge for an assessment levied by the Florida OIR with respect to the insolvency of the subsidiaries of Poe Financial Group. As allowed by Florida law, our insurance subsidiaries are entitled to recoup this assessment from their Florida policyholders and intend to make the necessary filings to do so. The results for the nine months ended September 30, 2006 included a $4.7 million ($2.9 million after-tax) charge for a separate assessment made by the Florida OIR with respect to the same insolvency.  See Item.1 Financial Statements, Note 9, Commitments and Contingencies.

—
Book value per common share increased 10% to $31.12 as of September 30, 2007 from $28.34 as of December 31, 2006.  The statutory surplus of our insurance subsidiaries increased 17% to $263.4 million as of September 30, 2007 compared to $226.0 million as of December 31, 2006.

Insurance Regulation
Proposed legislation related to MPL insurance is from time to time introduced in the state legislatures of markets where we conduct business, including Florida.  Proposed legislation was introduced in the Florida legislature during the 2007 legislative session that if enacted into law, would have, among other things, required a prospective reduction in Florida MPL insurance rates.  Other proposed legislation would have, among other things, required a new study of presumed savings from Florida tort reform, which would be factored into Florida MPL insurance rate making.  Neither of these proposals was enacted in the 2007 legislative session, which ended in May, or the subsequent special legislative sessions, but there can be no assurance that similar or other proposals affecting our industry will not be introduced or enacted in subsequent legislative sessions.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 17

Results of Operations
Three Months and Nine Months Ended September 30, 2007 compared to
 Three Months and Nine Months Ended September 30, 2006

Income from continuing operations was $8.2 million for the three months ended September 30, 2007, or $0.86 per diluted common share, a decrease of 4% and an increase of 8%, respectively, compared to $8.5 million, or $0.80 per diluted common share, for the three months ended September 30, 2006.  Income from continuing operations was $36.0 million for the nine months ended September 30, 2007, or $3.63 per diluted common share, an increase of 57% and 70%, respectively, compared to $23.0 million, or $2.14 per diluted common share, for the nine months ended September 30, 2006.  The decrease in income from continuing operations for the three months ended September 30, 2007 was due to increased other underwriting expenses resulting from the guaranty fund assessment discussed below and lower net premiums earned, partially offset by lower net losses and LAE, other underwriting expenses other than this assessment, and other expenses.  The increase in income from continuing operations for the nine months ended September 30, 2007 was primarily due to lower net losses and LAE, other expenses and other underwriting expenses, partially offset by lower net premiums earned.  The lower net losses and LAE include favorable prior year loss development of $5.0 million and $9.0 million for the three and nine months ended September 30, 2007, respectively.  Income from continuing operations for the nine months ended September 30, 2007 also includes an after-tax gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Other underwriting expenses for the three and nine months ended September 30, 2007 include a $4.2 million ($2.6 million after-tax) charge for a state-levied guaranty fund assessment with respect to the insolvency of the subsidiaries of Poe Financial Group.  Other underwriting expenses for the nine months ended September 30, 2006 include a $4.7 million ($2.9 million after-tax) charge for a separate assessment with respect to the same insolvency.  The lower net premiums earned for the three and nine months ended September 30, 2007 resulted from lower rates in our Florida market, a shift in business mix to lower risk specialties and a decline in professional liability policyholders.

Net income was $8.0 million for the three months ended September 30, 2007, or $0.84 per diluted common share, a decrease of 66% and 61%, respectively, compared to $23.3 million, or $2.18 per diluted common share, for the three months ended September 30, 2006.  Net income was $35.8 million for the nine months ended September 30, 2007, or $3.61 per diluted common share, a decrease of 15% and 8%, respectively, compared to $42.2 million, or $3.92 per diluted common share, for the nine months ended September 30, 2006.  Included in net income for the three months and nine months ended September 30, 2007 was a loss from discontinued operations of $0.2 million. Included in net income for the three months and nine months ended September 30, 2006 was income from discontinued operations of $14.8 million and $19.2 million, respectively.  Other changes in net income are due to the factors discussed in the paragraph above with regard to income from continuing operations.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 18

Information concerning our written premiums is summarized in the table below:

(in thousands)	For the Quarter Ended
	September 30,	Percentage	September 30,
	2007	Change	2006
Direct premiums written	$59,799	-12%	67,986
Assumed premiums written	34	-98%	1,849
Ceded premiums written	(6,590)	16%	(7,882)
Net premiums written	$53,243	-14%	61,953

(in thousands)	For the Nine Months Ended
	September 30,	Percentage	September 30,
	2007	Change	2006
Direct premiums written	$166,747	-16%	198,867
Assumed premiums written	(9)	-100%	4,634
Commutation of assumed premiums written	(54,465)	—	—
Ceded premiums written	(19,370)	16%	(22,977)
Net premiums written	$92,903	-49%	180,524

Direct premiums written declined 12% and 16% for the three months and nine months ended September 30, 2007 compared to the same periods in 2006, primarily as a result of lower premium rates in our Florida market and to a lesser extent a shift in business mix to lower risk specialties.  Professional liability policyholders totaled 13,498 as of September 30, 2007, a decline of 1% from 13,625 policyholders as of September 30, 2006.  Our policyholder retention rate in our core Florida market was 95% for the first nine months of 2007, compared to 94% for the comparable period in 2006.  Our national policyholder retention was 94% for the first nine months of 2007 compared to 92% for the comparable period in 2006.

Net premiums written declined 14% and 49% for the three months and nine months ended September 30, 2007 compared to the same periods in 2006.  Net premiums written for the nine months ended September 30, 2007 reflects a reduction of $54.5 million in assumed premiums written as a result of the commutation of the PRI reinsurance treaties.  Excluding the impact of the PRI commutation and associated assumed premiums written in 2006, net premiums written declined 16% during the nine months ended September 30, 2007.  The decline in net premiums written is primarily due to the reasons discussed in the preceding paragraph on direct premiums written.

Net premiums earned declined 15% and 13% for the three months and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  The decline is primarily the result of lower rates in our Florida market, a shift in business mix to lower risk specialties and a decline in professional liability policyholders.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 19

Net investment income decreased 5% for the three months ended September 30, 2007 from the comparable period in 2006.  Net investment income increased slightly for the nine months ended September 30, 2007 from the comparable period in 2006.  The decline in net investment income for the three months ended September 30, 2007 is a result of a decline in average invested assets due to the PRI commutation and share repurchases under our stock repurchase program, offset to some extent by an increase in yield on our cash and fixed income securities.  The increase in net investment income for the nine months ended September 30, 2007 is a result of an increase in yield on our cash and fixed income securities, partially offset by the non-recurrence of $0.9 million of investment income recognized in the second quarter of 2006 related to one of our limited partnership assets.

Information concerning our combined ratio is summarized in the table below.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Loss ratio
Current accident year	69.0%	70.1%	69.2%	70.1%
Commutation of assumed premiums written - prior accident years	0.0%	0.0%	-9.4%	0.0%
Prior accident years	-10.3%	0.0%	-6.0%	0.0%
Calendar year loss ratio (1)	58.7%	70.1%	53.8%	70.1%
Underwriting expense ratio (1)	29.9%	18.4%	23.2%	20.4%
Combined ratio	88.6%	88.5%	77.0%	90.5%

(1)
The 2007 calendar year loss ratio and underwriting expense ratio for the nine months ended September 30, 2007 include the impact of the reinsurance commutations between First Professionals and PRI effective January 1, 2007.  Excluding the impact of the commutations, the calendar year loss ratio and underwriting expense ratio would be 63.2% and 24.3%, respectively.  The underwriting expense ratio for the quarter ended September 30, 2007 and for the nine months ended September 30, 2007 and 2006 include the impact of guaranty fund assessments by the Florida OIR.  Excluding the impact of the assessments and the commutations, our underwriting expense ratio would be 21.4% for the quarter ended September 30, 2007 and 21.6% and 17.7% for the nine months ended September 30, 2007 and 2006, respectively.

Net losses and LAE decreased 29% and 33% for the three months and nine months ended September 30, 2007, respectively, compared with the same periods in 2006.  Net losses and LAE for the nine months ended September 30, 2007 include a $14.0 million reduction in net losses and LAE as a result of the PRI commutation.  Excluding the impact of the PRI commutation, net losses and LAE declined 22% for the nine months ended September 30, 2007 compared with the same period in 2006.  Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) improved to 58.7% and 53.8% for the three months and nine months ended September 30, 2007, respectively, compared to 70.1% for the same periods in 2006.  Excluding the impact of the PRI commutation, our loss ratio was 63.2% for the nine months ended September 30, 2007.  The decline in net losses and LAE and our loss ratios for the three months and nine months ended September 30, 2007 reflects the continuation of favorable loss trends, including $5.0 million and $9.0 million of favorable prior year development during the three and nine months ended September 30, 2007, respectively.  This favorable development reflects reductions in our estimates of incident to claim development, payment frequency and payment severity, principally for the 2004 through 2006 accident years.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 20

           Selected information concerning our direct professional liability insurance claim data is summarized in the table below.

	For the Nine Months Ended
	September 30,	Percentage	September 30,
	2007	Change	2006
Net Paid Losses and LAE on Professional Liability Claims (in thousands): (1), (2)
Net paid losses on professional liability claims	$49,796	3%	48,433
Net paid LAE on professional liability claims	39,582	-13%	45,347
Total net paid losses and LAE on professional liability claims	$89,378	-5%	93,780

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	562	-8%	609
Total professional liability incidents closed without indemnity payment	530	-25%	702
Total professional liability claims and incidents closed without indemnity payment	1,092	-17%	1,311

Total Professional Liability Claims with Indemnity Payment	238	2%	233

CWIP Ratio on a rolling four quarter basis(3)	28%		29%

CWIP Ratio, including incidents, on a rolling four quarter basis (3)	15%		16%

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	472	-17%	566
Total professional liability incidents reported during the period	733	12%	654
Total professional liability claims and incidents reported during the period	1,205	-1%	1,220

Total professional liability claims and incidents that remained open	3,758	-12%	4,267

(1)
For the purpose of period over period comparisons, net paid losses and LAE for the nine months ended September 30, 2007 do not take into account the commutation of the reinsurance treaties between First Professionals and PRI effective January 1, 2007, which would be an increase in net paid losses and LAE of $29.2 million for the nine months ended September 30, 2007.

(2)
For purposes of period over period comparisons, net paid losses and LAE for the nine months ended September 30, 2006 do not take into account loss and LAE payments ceded under our former net account quota share reinsurance agreement with Hannover Re, which was commuted effective December 31, 2006.  Loss and LAE payments ceded under this former reinsurance agreement, which would be a reduction of net paid losses and LAE, totaled $19.5 million for the nine months ended September 30, 2006.

(3)
The closed with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 21

There was a modest decrease in net paid losses and LAE for the nine months ended September 30, 2007 compared with the same period in 2006 primarily due to lower allocated loss adjustment expenses. The number of reported claims and incidents for the nine months ended September 30, 2007 was down slightly compared to the same period in 2006 and generally reflects continued lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  The number of professional liability claims with indemnity payment (“CWIP”) increased slightly for the nine months ended September 30, 2007 compared to the same period in 2006.  For the four quarters ended September 30, 2007, the CWIP Ratio and the CWIP Ratio, including incidents, were comparable with the ratios for the four quarters ended September 30, 2006.  Our inventory of open claims and incidents declined further during the first nine months of 2007, which follows declines in the number of claims and incidents reported.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Other underwriting expenses increased 37% for the three months ended September 30, 2007 from the comparable period in 2006.  Other underwriting expenses decreased slightly for the nine months ended September 30, 2007 compared with the same period in 2006.  Other underwriting expenses include the following charges for state-levied guaranty fund assessments: $4.2 million for the three months and nine months ended September 30, 2007 and $4.7 million for the nine months ended September 30, 2006.  Other underwriting expenses for the nine months ended September 30, 2007 also include a $1.7 million reduction in other underwriting expenses as a result of the PRI commutation.  Excluding the impact of the assessments and the PRI reinsurance commutation, other underwriting expenses decreased 2% for the three months ended September 30, 2007 and increased 6% for the nine months ended September 30, 2007, compared with the same periods in 2006.  The decrease for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to lower agent commissions and premium taxes.  The increase for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to the redeployment of corporate resources previously supporting our former insurance management segment to our insurance operations, partially offset by lower agent commissions and premium taxes.  Our expense ratio (defined as the ratio of other underwriting expenses to net premiums earned) was 29.9% and 23.2% for the three months and nine months ended September 30, 2007, respectively, compared to 18.4% and 20.4% for the same periods in 2006.  Excluding the impact of the assessments and the PRI commutation, our expense ratio increased to 21.4% and 21.6% for the three and nine months ended September 30, 2007, respectively, compared to 18.4% and 17.7% for the same periods in 2006.  Lower net premiums earned is the primary reason for the increase in the expense ratio.

Other expenses declined 97% and 99% for the three months and nine months ended September 30, 2007, respectively, compared with the same periods in 2006.  The decline in other expenses is primarily due to our no longer incurring finance charges associated with the funds withheld under our former Hannover Re net account quota share reinsurance agreement.  We commuted this reinsurance agreement with Hannover Re effective December 31, 2006.

Income tax expense increased 91% for the nine months ended September 30, 2007, compared to the same period in 2006 as a result of higher income from continuing operations before income taxes. Our effective tax rate for the three months ended September 30, 2007 and 2006 was 32.1% and 31.1%, respectively.  Income tax expense for the nine months ended September 30, 2007 includes $6.1 million of income tax expense as a result of the PRI commutation.  Excluding the impact of the PRI commutation, income tax expense for the nine months ended September 30, 2007 increased 28% and our effective tax rate was 32.1% compared to 29.7% for the nine months ended September 30, 2006.  The increase in our effective tax rate is primarily due to a decrease in tax-exempt investment income as a percentage of income before taxes.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 22

During 2006, the IRS commenced an examination of our 2004 federal income tax return.  The examination was closed in February 2007 with no significant adjustments.  Our income tax returns for 2003, 2005 and 2006 have not been examined by the IRS and remain open under the statute of limitations.

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

(in thousands)	For the Quarter Ended			For the Nine Months Ended
	September 30, 2007	Percentage Change	September 30, 2006	September 30, 2007	Percentage Change	September 30, 2006
Income from continuing operations	$—	0%	—	$—	0%	—

Discontinued Operations
Income from discontinued operations (net of income taxes)	$—	-100%	2,331	$—	-100%	6,706
(Loss) gain on discontinued operations (net of income taxes)	(191)	-102%	12,449	(191)	-102%	12,449
Discontinued operations	$(191)	-101%	14,780	$(191)	-101%	19,155

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, and debt-related amounts include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and Anesthesiologists Professional Assurance Company (“APAC”), pursuant to which we provide substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $22.8 million during 2007 without prior regulatory approval.  We have received dividends of $10.0 million from our insurance subsidiaries for the nine months ended September 30, 2007.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash used in operating activities was $50.6 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of $57.0 million for the nine months ended September 30, 2006.  The decline in cash provided by operating activities is primarily due to the commutation of the reinsurance agreements between First Professionals and PRI together with a decline in premiums received associated with the decline in written premiums.  Higher net paid losses and income taxes also contributed to the decline.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 23

Net cash provided by investing activities was $29.8 million for the nine months ended September 30, 2007 compared to $5.0 million for the nine months ended September 30, 2006.  The change in net cash provided by investing activities is primarily due to transactions involving fixed income securities and short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio.

Net cash used in financing activities was $39.3 million for the nine months ended September 30, 2007 compared to $1.5 million for the nine months ended September 30, 2006.  The change in net cash flows used in financing activities is primarily due to repurchases of our common stock during 2007.

As of September 30, 2007, we had cash and investments of $769.5 million.  Included within cash and investments were cash and cash equivalents of $78.5 million and fixed income securities, available for sale, with a fair value of approximately $37.9 million with scheduled maturities during the next 12 months.  We believe that our cash and investments as of September 30, 2007, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets is dependent on, among other things, market conditions.  The following table summarizes the components of our capital resources as of September 30, 2007 and December 31, 2006.

(in thousands)	As of	As of
	September 30, 2007	December 31, 2006
Long-term debt	$46,083	46,083
Shareholders' equity	$285,080	285,254
Ratio of debt to total capitalization	13.9%	13.9%

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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 24

The securities are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85% to 4.20% (the interest rates ranged from 9.21% to 9.78% as of September 30, 2007).  The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50%.  We have also purchased interest rate collars designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.  We have the option to redeem the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional redemption date in five years.  In the case of the potential earlier redemption date, the redemption price payable by us may be different than par.  The securities have stated maturities of 30 years and are due in May and October 2033.

Other Significant Financial Position Accounts

Reinsurance recoverable on paid losses declined 54% to $7.8 million as of September 30, 2007, from $17.1 million as of December 31, 2006.  The decline in reinsurance recoverable on paid losses is primarily due to the collection of amounts under our primary excess of loss reinsurance treaty.

Deferred policy acquisition costs declined 27% to $10.4 million as of September 30, 2007, from $14.2 million as of December 31, 2006.  The decline in deferred policy acquisition costs is primarily due to the removal of deferred policy acquisition costs associated with the excess of loss reinsurance and death, disability and retirement risks previously reinsured by First Professionals on behalf of PRI.

Unearned premiums declined 31% to $124.9 million as of September 30, 2007, from $181.7 million as of December 31, 2006.  The decline in unearned premiums is primarily related to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.  In addition, unearned premiums declined as a result of lower direct premiums written.

Reinsurance payable declined 79% to $2.2 million as of September 30, 2007, from $10.7 million as of December 31, 2006.  The decline in reinsurance payable is primarily related to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.

Paid in advance and unprocessed premiums declined 54% to $6.2 million as of September 30, 2007, from $13.4 million as of December 31, 2006.  The decline in paid in advance and unprocessed premiums reflects the policy renewal cycle whereby policies are generally renewed with an effective date of January 1, July 1 or December 1 of each year, with the largest number of policies typically being renewed on January 1.  As a result, paid in advance and unprocessed premiums are expected to be higher as of December 31 of each year.

Other liabilities declined 25% to $29.2 million as of September 30, 2007, from $38.9 million as of December 31, 2006.  The decline in other liabilities is primarily due to declines in salary and benefit related payables, federal taxes payable and liabilities associated with the PRI commutation.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 25

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements.  We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of September 30, 2007 that would give rise to previously undisclosed market, credit, or financing risk.  There have been no significant changes in our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of September 30, 2007 by FPIC’s Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2007 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 26

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings
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

We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of September 30, 2007, and in all cases, believe our position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  We have evaluated such exposures as of September 30, 2007, and believe our positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations and cash flows.

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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 27

The following table summarizes our common stock repurchases for the three-month period ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
July 1 -31, 2007
Repurchase programs *	—	$—	—	507,308
Employee transactions **	43	$42.56	n/a	n/a

August 1 - 31, 2007
Repurchase programs *	253,812	$39.27	253,812	753,496
Employee transactions **	—	$—	n/a	n/a

September 1 - 30, 2007
Repurchase programs *	103,500	$41.23	103,500	649,996
Employee transactions **	—	$—	n/a	n/a

Total	357,355	$39.84	357,312	649,996

*
On July 30, 2007, our Board of Directors approved a 500,000 share increase in our share repurchase program, which authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2008.  On August 28, 2007, our Board of Directors approved an additional 500,000 share increase in our share repurchase program.

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

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q: 28

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2007
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q
For the Quarter Ended September 30, 2007

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