Form 10-K
period 2007-12-31
FPIC INSURANCE GROUP INC
filed 2008-02-27
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
—
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

—
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

—
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer  ☐    Accelerated Filer ☑     Non-accelerated Filer ☐     Smaller Reporting Company ☐

—	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
—
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007 was $378,237,478.

—	As of February 25, 2008, there were 8,759,897 shares of the Registrant’s Common Stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

FPIC Insurance Group, Inc.
2007 Annual Report on Form 10-K

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida.  Based on the latest available premium data published by A.M. Best Company (“A.M. Best”), Florida is the third largest market for MPL insurance in the United States.  We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

Form 10-K: 1

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor.  Our former third party administration (“TPA”) operations, which provided administrative and claims management services to employers, primarily in Florida, were discontinued in 2005.  For additional information on our discontinued operations, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17, Discontinued Operations included within the notes to the consolidated financial statements included elsewhere herein.

At December 31, 2007, we employed 143 people.  Our employees are not covered by a collective bargaining agreement.  We believe our relationships with our employees are very important and further believe that the significant number of long-term employees we have is indicative of good employee relations.

Business Strategy

As a leading provider of MPL insurance, we strive to provide superior products and services to our policyholders, while providing long-term value for our shareholders. We believe we have competitive advantages in our core markets resulting from our deep expertise, our strong relationships and our market positions.  Our physician-oriented culture and emphasis on providing outstanding policyholder service have helped us to maintain consistent policyholder retention in excess of 90 percent.  In addition to our commitment to our policyholders, our goal is to consistently achieve attractive returns for our shareholders.  Our business strategy focuses on maintaining a financially strong, stable and consistently profitable organization while enhancing shareholder value by adhering to the following core principles:

—	Pursuing disciplined growth;
—	Maintaining our financial strength and managing our capital wisely;
—	Focusing on key geographic markets;
—	Maintaining disciplined underwriting and pricing;
—	Aggressively and effectively managing loss costs; and
—	Recruiting and retaining experienced management.

Pursuing disciplined growth.  We believe that pursuing disciplined growth and prudent expansion is critical to sustained profitability over the long-term.  We systematically assess opportunities for disciplined growth in the MPL insurance marketplace, including organic growth in our core markets, entrance into new markets, logical extensions of our current business and acquisitions of other MPL insurers or MPL books of business.  We continue to see and assess growth opportunities in our core markets that are presented to us as a result of our strong relationships in the medical and agent communities, our expertise and our strong market and capital positions.  In addition, as a complement to our core underwriting operations, we have developed an initiative to provide management and related services to groups and organizations that self insure their MPL risks.  Market conditions in our largest market, Florida, have stabilized in terms of pricing over the past few years, and in 2006 and 2007 pricing has declined as a result of, among other things, significantly improved claim experience.  This lower rate environment combined with our commitment to disciplined underwriting and pricing will make revenue and policyholder growth in Florida challenging in the near term.  We will continue to focus on new business opportunities that are consistent with our strategic objectives.

Form 10-K: 2

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

    Maintaining our financial strength and managing our capital wisely. Our objective is to consistently achieve attractive returns for our shareholders while maintaining substantial financial strength.  We remain committed to maintaining the strength and liquidity of our balance sheet by prudently managing our financial and operating leverage, appropriately investing our assets, maintaining strong and appropriate capital and reserve positions and pursuing growth in a disciplined way.  In addition, we have an intensive focus on measuring the key areas of our business and utilize various financial and actuarial systems for the purpose of evaluating and controlling our business.  Our financial strength and operating leverage, which are shown in the table below, were recognized by A.M. Best as being supportive of an upgrade to an A- (Excellent) rating in February 2007.  We also have a group insurer financial strength rating of A- (Strong) from Fitch Ratings, Ltd. (“Fitch”).

(in thousands)	2007		2006	2005

Net written premiums (1)	$127,943		222,423	251,814
Statutory surplus of our insurance subsidiaries	$261,572		225,583	193,584
Operating leverage (net written premiums / statutory surplus)	0.5	(1)	1.0	1.3

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with Physicians’ Reciprocal Insurers (“PRI”).  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net written premiums.  Excluding the impact of the commutation, our 2007 operating leverage would be 0.7.

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on either a short-term or long-term basis.  The following table contains information concerning our capital resources and our debt to equity ratios for the last three years.

(in thousands)	As of December 31,
	2007	2006	2005
Long-term debt	$46,083	46,083	46,083
Shareholders' equity	$295,597	285,254	249,590
Ratio of debt to total capitalization	13.5%	13.9%	15.6%

We are also committed to managing our capital prudently, and our strong capital position has allowed us to conduct our stock repurchase program as shown in the table below.

(shown on a settlement date basis)	2007	2006	2005
Number of shares repurchased	1,232,482	649,205	43,470
Aggregate cost of repurchased shares (in thousands)	$50,526	24,500	1,540
Average cost per common share	$41.00	37.74	35.43

     Through February 25, 2008, we have repurchased an additional 202,573 of our shares on a settlement date basis, under our Rule 10b5-1 plan, at an aggregate cost of $8.4 million, or $41.50 per share, and had remaining authority from our Board of Directors to repurchase 237,770 more shares as of that date.  We will continue to evaluate additional stock repurchases in light of market conditions and our capital requirements and financial and business outlook.

Focusing on selected markets. We target selected market areas where we believe we can establish a meaningful presence and leverage local market knowledge and experience.  We believe that the ability to manage our business effectively and compete within the unique environment of each state is critical to our success.

Form 10-K: 3

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Maintaining disciplined underwriting and pricing. We maintain a disciplined focus on selecting appropriate risks and pricing those risks in order to achieve our financial objectives.  In the face of declining premium rates and increased competition in our core markets, it will continue to be important for us to maintain appropriate pricing and risk selection.

Aggressively and effectively managing loss costs.  In addition to prudent risk selection, we manage our loss costs through effective claims handling and risk management initiatives.  We seek to minimize our incidence of claims by offering our insureds risk management programs that are designed to assist them in successfully managing their individual risk factors.

Recruiting and retaining experienced management.  We have an experienced management team with diverse expertise in insurance, accounting, finance and legal disciplines.  Our management team has an average of more than 21 years of experience in the insurance industry and professions serving the insurance industry.  We establish performance expectations and measure performance of our management team consistent with our strategies for creating shareholder value.

Insurance Operations
    We engage solely in insurance operations, which we actively conduct through the following subsidiaries:

• Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
• FPIC Insurance Agency, Inc., a wholly owned subsidiary of FPIC
• First Professionals, a wholly owned subsidiary of FPIC
• The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
• Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
• Interlex Insurance Company, a wholly owned subsidiary of Intermed

At December 31, 2007, our insurance subsidiaries insured 13,372 MPL policyholders.  Our primary focus is on individual professionals, whether or not they practice individually or as a member of a group.  We do not provide insurance to hospitals, nursing homes or other large healthcare institutions.  Our MPL insurance line comprised nearly 100 percent of our direct premiums written for the year ended December 31, 2007.  The following table summarizes our direct premiums written, subdivided by state.

(in thousands)	For the year ended December 31,
	2007	% of Total	2006	% of Total	2005	% of Total
Florida	$170,700	83%	208,198	85%	234,024	83%
Georgia	12,828	6%	13,577	6%	14,281	5%
Arkansas	8,693	4%	8,920	4%	8,969	3%
Missouri	6,891	3%	7,084	3%	10,230	4%
Texas	2,254	1%	3,129	1%	5,147	2%
All other	4,674	3%	5,474	1%	10,477	3%
All states	$206,040	100%	246,382	100%	283,128	100%

Form 10-K: 4

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We reinsure portions of our business, principally through our excess of loss reinsurance program.  Although reinsurance does not legally discharge us from our obligations to policyholders as the primary insurer, it does make the reinsurers liable to us to the extent of the risks ceded.  The placement of reinsurance with a number of individual companies and syndicates mitigates the concentration of credit risk under our excess of loss reinsurance program.  We monitor the financial condition and creditworthiness of our reinsurers periodically and use reinsurance brokers and intermediaries to assist in the process of the placement of our reinsurance.  Most of our reinsurers are rated A or better by A.M. Best.  Reinsurers that are not authorized or accredited are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to secure their respective balances due.  The following table summarizes our ceded premiums written by program.

(in thousands)	For the year ended December 31,
	2007	2006	2005
Excess of loss reinsurance	$(21,682)	(25,584)	(29,135)
Net account quota share reinsurance (1)	—	—	(660)
Fronting and other programs	(1,950)	(3,417)	(7,413)
Total ceded premiums written	$(23,632)	(29,001)	(37,208)

(1)
Effective December 31, 2006, we commuted our net account quota share reinsurance agreement with Hannover Re.  Cessions under the agreement were terminated as of June 30, 2004.  For additional information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net premiums written are gross premiums written net of reinsurance ceded.  The following table summarizes our net premiums written, subdivided by state, and presents the insurance business and underwriting risks we retain for our own account after reinsurance ceded to others.

(in thousands)	For the year ended December 31,
	2007	% of Total	2006	% of Total	2005	% of Total
Florida	$152,876	84%	186,253	84%	208,947	83%
Georgia	11,118	6%	11,595	5%	12,086	5%
Arkansas	7,526	4%	7,690	3%	7,749	3%
Missouri	5,353	3%	5,503	2%	7,933	3%
Texas	1,867	1%	2,592	1%	4,264	2%
Other states	3,668	2%	8,790	5%	10,835	4%
All states, net of commutation (1)	$182,408	100%	222,423	100%	251,814	100%
Commutation of assumed premiums written (2)	(54,465)		—		—
All states	$127,943		222,423		251,814

(1)
During 2007 and 2006, net written premiums declined, primarily because of rate decreases at our insurance subsidiaries and a change in business mix to lower risk specialties.  For additional information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with PRI.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net premiums written.  For additional information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Form 10-K: 5

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Marketing

MPL insurance markets vary substantially on a state-by-state basis, with each state having its own unique regulatory, legislative, judicial and competitive environment.  We believe our understanding of our target markets provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.  In addition, our focus on selected markets has allowed us to achieve meaningful positions in those markets, especially Florida, providing benefits in terms of name recognition, resources and efficiencies.  Our marketing strategy developed and refined in Florida is the model that we have used as we strategically advance into other key markets.  We seek to grow our position in other chosen markets outside of Florida by targeting certain specialties and focusing on quality business, which has served us well.

We believe our physician-oriented culture and reputation for outstanding client service, among both agents and policyholders, have allowed us to attract and retain many of the preferred risks that we seek in the marketplace.  We market our coverage primarily through an established network of independent agents who have specialized knowledge in our markets and many of whom have long-standing relationships with us.  We emphasize client service, physician advocacy, commitment to our markets, established relationships with organized medicine and aggressive claims defense, and we believe these emphases differentiate us from our competition.  Our policyholder retention rates in Florida, our core market, and nationwide are shown in the following table.

	Policyholder Retention
	Florida	Nationwide
2007	95%	94%
2006	94%	92%
2005	95%	94%

Our principal insurance subsidiary, First Professionals, was established by Florida physicians, and has served the Florida market for more than 30 years.  In Florida, we are endorsed by the Florida Medical Association, the Florida Osteopathic Medical Association, the Florida Dental Association, 22 county medical societies and 10 state specialty societies.  These endorsements, however, do not require us to accept applicants for insurance who do not meet our underwriting criteria.  Our years in the Florida market have enabled us to develop extensive resources in the state and an extensive understanding of the market, and its regulatory and judicial environments.  We believe this market understanding provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.

Underwriting

We believe that careful risk selection is also integral to our success.  Accordingly, we focus on a wide range of underwriting factors, including the individual professional’s practice environment, training, claims history, professional reputation, medical specialty and geographic location of practice.  We underwrite professionals individually, whether they practice individually or as a member of a group.  We generally require board certification or board eligibility from an appropriate American specialty board as a prerequisite for coverage.  We believe that our extensive market knowledge provides us with a competitive advantage in establishing appropriate pricing and risk selection.  Within our chosen markets, we do not manage our business to achieve specified market share goals.  Rather, we seek to maximize our profitability by competing for quality business based on factors other than price alone.

Form 10-K: 6

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Claims Management

With the exception of tail coverage, we offer policies on a claims-made basis, where only claims reported to us prior to the expiration of the policy period are covered.  We believe our claims-made approach allows us to estimate our loss exposure and price our coverage more accurately than with policies written on an occurrence basis, where losses may be reported for a number of years after a policy’s coverage period.  Tail policies, which are written on an occurrence basis, are offered to existing policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice.  In our largest market, Florida, many physicians and other medical professionals have responded to increasing MPL insurance premiums by purchasing lower coverage limits.  As a result, our purchased policy limits in Florida are lower on average than is typically the case in many other markets.  The following table shows the distribution of the policy limits of our insured Florida physicians:

	As of December 31,
Policy limits of:	2007	2006	2005
$0.25 million per loss or less	67%	67%	64%
$0.5 million per loss or less	83%	83%	81%

We believe lower policy limits, among other things, contribute to reduced volatility in our loss severity relative to other companies and markets where higher insured limits are prevalent.  A lower policy limit distribution may result in an increase in exposure to extra-contractual obligations ("ECO") and claims in excess of policy limits (“XPL”).  Our excess of loss reinsurance program includes coverage for such claims, subject to the coverage limits described in Note 5, Reinsurance to the consolidated financial statements included elsewhere herein.

We seek to aggressively defend non-meritorious claims and expeditiously settle meritorious claims in order to lower our overall loss costs.  Because of this strategy, during the last few years, we have settled fewer cases and taken more cases to court.  Our claims management philosophy is intended to minimize the number of claims settled with an indemnity payment and to appropriately manage defense and other claim costs.  In furtherance of our claims strategy, we employ personnel with significant MPL claims experience and training and we utilize a select network of defense attorneys to assist us in executing our claims management philosophy.

Risk Management

We also provide comprehensive risk management services to our insureds designed to heighten their awareness of situations giving rise to potential liability, to educate them on ways to improve administration and operation of their medical practices and to assist them in implementing risk management processes.  In addition, we conduct risk management surveys for clinics and large medical groups to help improve their practice procedures.  Complete reports of these surveys that specify areas of the insured’s medical or dental practice that may need attention are provided to the policyholder on a confidential basis.  We author three risk management newsletters, contribute multiple articles to professional journals and provide comprehensive risk management reference materials to our policyholders.  We also participate in periodic seminars on risk management to medical societies and other groups.  These educational offerings are designed to increase risk awareness and the effectiveness of loss prevention and also strengthen our relationship with our customers.

Form 10-K: 7

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Industry Overview

According to the latest data published by A.M. Best, the medical malpractice insurance market in the United States totaled $11.5 billion in direct premiums written for the year ended December 31, 2006, a decrease of 1.3 percent over the prior year.  The financial performance of the property and casualty insurance industry, and of the MPL insurance sector, has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing, underwriting terms and conditions (a soft insurance market) followed by periods of capacity shortage and lesser competition (a hard insurance market).

We are currently operating under soft market conditions, with competitors reducing premium rates in light of favorable claims trends and some aggressively seeking market share.  Premium rates in Florida have declined in 2006 and 2007 as a result of, among other things, improved claim results, including lower claims frequency.  Effective July 1, 2006, APAC implemented an effective rate decrease of 14.5 percent to its MPL premiums rates in Florida.  Effective February 1, 2007, the APAC rate decrease was adjusted to 12.6 percent to reflect the factor included in our rate filing with respect to assessments levied in 2006 and 2007 by the Florida Office of Insurance Regulation (the “Florida OIR”) as a result of the insolvency of the insurance subsidiaries of Poe Financial Group.  Effective December 1, 2006, First Professionals implemented an effective rate decrease of 9.2 percent (11.0 percent before giving effect to the assessments) to its MPL premium rates in Florida.  On December 1, 2007, First Professionals and APAC implemented effective rate decreases of 11.7 percent and 11.4 percent, respectively, to their Florida based MPL premiums.  Effective March 1, 2008, the rate decreases at First Professionals and APAC will be adjusted to 8.5 percent to reflect the factor in our rate filings with respect to previous assessments levied by the Florida OIR.  We currently expect these soft market conditions to continue at least through 2008.  For additional information on the assessments levied in 2006 and 2007 by the Florida OIR, see Note 16, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Insurance Ratings

Insurance-specific ratings represent the opinion of rating agencies about the financial strength of an insurance company and its capacity to meet its insurance obligations.  These ratings are based on factors more relevant to policyholders, agents and intermediaries than investors and are not specifically directed toward the protection of investors.  They are not recommendations to buy, sell or hold a company’s securities.  The significance of individual agencies and their ratings vary among different users.  They can be significant to investors and lenders, among other factors, as an indication of a company’s suitability for investment or creditworthiness.  A.M. Best and Fitch are our primary rating organizations and the only insurance rating agencies that we have engaged to provide a rating on an interactive basis.  Other organizations that rate us develop their ratings independently using publicly available data and without consulting with us.  These ratings are generally consumer-oriented and involuntary on the part of the company being rated.

An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace.  In addition, certain independent agents and brokers may establish a minimum A.M. Best rating for participation in a potential market.  The significance of the A.M. Best rating to a given company varies depending upon the products involved, customers, agents, competition and market conditions.  In addition, the significance of the A.M. Best rating may vary from state to state.  Our insurance subsidiaries have a group financial strength rating from A.M. Best of A- (Excellent) with a stable outlook, which is within the secure range of available ratings and represents the fourth highest of 16 rating levels.  Our insurance subsidiaries have a group insurer financial strength rating of A- (Strong) from Fitch, which represents the third highest of nine rating levels.

Form 10-K: 8

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Competition

The MPL insurance markets in which we operate are highly competitive from the perspective of pricing and the number of competitors writing business.  In 2006, the last year for which statistics were available from the Florida OIR, 17 companies accounted for approximately 80 percent of the MPL net premiums written in Florida.  The top five writers based on premiums, the second largest of which is a captive insurer exclusively for physicians affiliated with HCA, Inc., had 58 percent of the market.  In 2006, First Professionals was the largest writer in the state and had a market share on this basis of 23 percent.  APAC was the 11th largest writer in the state in 2006 and had a market share of 2 percent.  Excluding the above mentioned captive insurer, First Professionals and APAC had market shares of 26 percent and 2 percent, respectively.  In Florida, our primary competitors are

•	MAG Mutual Insurance Company;
•	The Doctors Company;
•	ProAssurance Corporation; and
•	The Medical Protective Company

In addition, during 2006, seven new companies entered the Florida MPL market and more competitors may enter in the future.  We also believe that a significant portion of the MPL insurance market will continue to be served by alternative risk arrangements outside the traditional insurance marketplace.  Certain of our competitors and potential entrants to our markets are larger and may have considerably greater resources than we have.  In addition, because substantial portions of our products are marketed through independent insurance agencies, all of which represent more than one company, we face competition among our own agents.  We compete within this environment on the basis of our leadership position in our core markets and our relationships with the medical and professional communities we serve.

We believe that the principal competitive factors affecting our business are service, name recognition and price, and that we are competitive in all of these areas.  We enjoy particularly strong name recognition in Florida, our primary market, by virtue of having been organized by, and initially operated for the benefit of, Florida physicians.  The services offered to our insureds, as well as the healthcare community in general, are intended to promote name recognition and to maintain and improve loyalty among our insureds.  MPL insurance underwritten by the Company’s insurance subsidiaries has the exclusive endorsement of The Florida Medical Association, the Florida Osteopathic Medical Association and the Florida Dental Association.  We are also endorsed by various county and state medical societies.  In general, local carriers that have been able to maintain strong customer loyalty dominate the MPL market in their respective states.  We seek to grow our position in other chosen markets outside of Florida by targeting certain specialties and quality business, which has served us well.

Insurance Regulation

Each of the insurance subsidiaries we own is regulated at the state level.  The state insurance departments of Florida and Missouri, where our insurance subsidiaries are domiciled, are the primary regulators.  Our insurance subsidiaries are also subject to regulation in other states where they do business.  State insurance laws also regulate us as an insurance holding company.  Our insurance subsidiaries are required to register and furnish information about operations, management and financial condition to state insurance departments.  State insurance departments periodically perform financial examinations and market conduct examinations of the insurance companies they regulate.  They also require disclosure or approval of material transactions, such as dividends above certain levels from our insurance subsidiaries to the holding company.  All transactions within the holding company structure involving our insurance subsidiaries must also be fair and reasonable to our insurance subsidiaries.

Form 10-K: 9

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Except as described below, Florida insurance laws do not allow any person to acquire, directly or indirectly, five percent or more of the voting securities of a Florida insurance company without the prior written approval of the Florida OIR.  Any purchaser of five percent or more of our common stock is presumed to have acquired a similar level of control of our insurance subsidiaries.  Instead of obtaining prior approval, a purchaser of more than five percent, but not more than ten percent, of a Florida insurance company’s voting securities may file a disclaimer of affiliation and control with the Florida OIR.  Similar laws exist in Missouri, except that the approval threshold is ten percent or more.

The primary purpose or mission of insurance regulation is the protection of policyholders.  State insurance laws generally delegate broad regulatory powers to insurance departments, including the power to grant and revoke licenses, to approve policy forms and premium rates, to regulate trade practices, to establish minimum capital and surplus levels for companies, to prescribe or permit required statutory accounting and financial reporting rules, and to prescribe the types and amounts of investments permitted.

Insurance companies are required to file detailed annual reports in each state in which they do business.  The financial statements contained in these reports are prepared using regulatory accounting principles and are referred to in the insurance industry as statutory-basis financial statements.  Statutory accounting principles represent a comprehensive basis of accounting that is different from accounting principles generally accepted in the United States of America ("GAAP"), and consequently the accounting practices used by our insurance subsidiaries in their regulatory financial statements are different in certain material respects from the accounting policies used in preparing the consolidated financial statements included in this report. The National Association of Insurance Commissioners (the “NAIC”) has adopted the Codification of Statutory Accounting Principles (the “NAIC Codification”).  The NAIC Codification became applicable to all statutory-basis financial statements issued after January 1, 2001.  While the NAIC Codification represents the official guidance on the statutory-basis of accounting, the individual states and insurance departments continue to have the discretion to modify this guidance or establish their own statutory accounting principles for insurance companies.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims against insolvent insurers.  Generally, these associations can assess insurers on the basis of written premiums in their particular states.  For additional information on the assessments levied in 2006 and 2007 by the Florida OIR, see Note 16, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

In addition to standard guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  No special assessments for catastrophic losses were made in 2007, 2006 or 2005.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the fund’s expiration on May 31, 2010.

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

Form 10-K: 10

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Tort Reform

Many of the states in which we operate, including Florida, Georgia, Arkansas, Missouri and Texas, have passed medical malpractice tort reform measures.  For instance, beginning in 2003, Florida enacted a series of laws and adopted a series of constitutional amendments that provide for, among other things, a $0.5 million cap on non-economic damages under certain circumstances, the reform of bad faith statutes, limits on fees to plaintiff’s attorneys, and abolition of joint and several liability.  In general, we believe that these reforms have provided an additional level of stability to the MPL market.  Given the recent nature of these developments, however, and the uncertainties surrounding how courts will interpret, and whether courts will ultimately uphold, these laws and constitutional amendments, as well as the uncertainties surrounding future legislative or voter initiatives, we are unable to determine what specific effect, if any, these developments have had on our claims experience or to predict what their effect may be in the future.

Discontinued Operations – Insurance Management and Third Party Administration
    For additional information on our discontinued operations see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Additional Information with Respect to Our Business; Website Access to Information

    We will provide our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after electronically filing such materials with or furnishing them to, the United States Securities and Exchange Commission (“SEC”).  Such materials will be provided without charge through our internet website at http://www.fpic.com.  We also make available free of charge on our website our annual report to shareholders, code of ethics and certain committee charters and other corporate governance information.  Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC.  All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov.  The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

Because of our significant concentration in MPL insurance, our profitability may be adversely affected by negative developments and cyclical changes in that industry.

Substantially all of our revenues are generated from our involvement in the MPL insurance industry.  Because of our concentration in this line of business, negative developments in the business or economic, competitive or regulatory conditions affecting the MPL insurance industry, broadly or in our markets, could have a negative effect on our profitability and would have a more pronounced effect on us compared to more diversified companies.  The MPL insurance industry historically is cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity.  During 2006 and 2007, premium rates declined in our core Florida market, primarily as a result of improved claim trends.  We cannot predict how market conditions will continue to change, or the manner in which, or the extent to which, any such changes may adversely impact our profitability.  We anticipate, however, that the current soft market conditions will continue at least through 2008.

Form 10-K: 11

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We operate in a competitive environment.

We compete with specialty insurers and self-insurance entities whose activities are limited to regional and local markets, as well as other large national property and casualty insurance companies that write MPL insurance.  Our competitors include companies that have substantially greater financial resources and higher financial strength ratings than we have and companies, particularly mutual insurers, reciprocals or trusts, that may have lower return on capital objectives than we have.  We also face competition from other insurance companies for the services and allegiance of independent agents and brokers, on whose services we depend in marketing our insurance products.  Increased competition could adversely affect our ability to attract and retain business at adequate prices and reduce our profits, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our success depends on our ability to underwrite risks accurately and to price our products accordingly.

The nature of the insurance business is such that the pricing must be determined before the underlying costs are fully known.  This requires significant reliance on estimates and assumptions in setting prices.  If we fail to assess accurately the risks that we assume, we may fail to charge adequate premium rates, which could reduce income and have a material adverse effect on our financial condition, results of operations or cash flows.  Our ability to assess our policyholder risks and to price our products accurately is subject to a number of risks and uncertainties, including, but not limited to:

•	Competition from other providers of MPL insurance;
•	Price regulation by domiciliary insurance departments;
•	Selection and implementation of appropriate rating formulae or other pricing methodologies;
•	Availability of sufficient reliable data;
•	Uncertainties inherent in estimates and assumptions generally;
•	Incorrect or incomplete analysis of available data;
•	Our ability to predict policyholder retention, investment yields and the duration of our liability for losses and loss adjustment expenses (“LAE”) accurately; and
•	Unanticipated court decisions or legislation.

These risks and uncertainties could cause us to underprice our policies, which would negatively affect our results of operations, or to overprice our policies, which could reduce our competitiveness.  Either event could have a material adverse effect on our financial condition, results of operations and cash flows.

Form 10-K: 12

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our results and financial condition may be affected by our failure to establish adequate loss and LAE reserves.

Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.  In developing our estimates of losses and LAE, we utilize actuarial projection techniques based on our assessment of facts and circumstances then known, historical loss experience data and estimates of anticipated trends.  This process assumes that past experience, adjusted for the effects of current developments, changes in operations and anticipated trends, constitutes an appropriate basis for predicting future events.  While we believe that our loss and LAE reserves are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and incur a charge or credit to earnings, as the case may be, in the period the reserves are adjusted.  Any such adjustment could have a material impact on our financial condition, results of operations and cash flows.  For additional information on our loss and LAE reserves, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unpredictability of court decisions may expose us to claims for extra-contractual obligations and losses in excess of policy limits and could have a material adverse impact on our financial condition or results of operations if claims of this type exceed our reinsurance coverage.

Our results of operations may be adversely affected by court decisions that expand the liability on our policies after they have been issued and priced or by a judicial body’s decision to accelerate the resolution of claims through an expedited court calendar, thereby reducing the amount of investment income we would have earned on related investments.  Additionally, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts and also may increase our exposure to losses in excess of our policy limits.  Our policy to aggressively litigate claims made against our insureds that we consider unwarranted or claims where reasonable settlement cannot be achieved may increase the risk that we may be required to make such payments.  Within the Florida market for MPL insurance, the magnitude of payments for extra-contractual liability and losses in excess of policy limits has increased and is expected to continue to be a significant source of uncertainty.  An award against us for extra-contractual liability or losses in excess of policy limits in an amount in excess of the reinsurance coverage we maintain for such liabilities could have a material adverse impact on our financial condition, results of operations or cash flows.

We are subject to assessment by state financial guaranty associations.

State insurance guaranty associations or other insurance regulatory bodies may assess us, generally on the basis of insurance written in their states, for the purposes of funding the unpaid claims and policyholder benefits of insolvent insurers or to cover catastrophes in their states.  In 2006 and 2007, we were assessed $9.4 million and $4.2 million, respectively, by the Florida OIR at the request of the Florida Insurance Guaranty Association with respect to the insolvency of the insurance subsidiaries of Poe Financial Group.  There can be no assurance that we will not be subject to additional assessments with respect to the Poe Financial Group or other insolvencies.  Although these assessments are generally passed on to our policyholders, such additional assessments or assessments related to other property and casualty insurers that may become insolvent because of hurricane activity or otherwise, could adversely impact our financial condition, results of operations and cash flows.  We are currently not aware of the need for additional assessments.

Form 10-K: 13

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our revenues may fluctuate with interest rates, investment results and developments in the securities markets.

We maintain an investment portfolio substantially comprised of fixed income securities.  We rely on the investment income produced by our investment portfolio to contribute to our profitability.  The fair market value of our fixed income securities and their carrying values can fluctuate depending on changes in financial and credit markets, interest rates and credit quality.  Generally, the fair market value of fixed income securities will increase or decrease in an inverse relationship with changes in interest rates, while net investment income earned from fixed income securities will generally follow increases or decreases in interest rates over time.  Future changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income securities, which could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  An investment has cash flow or prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or because of later than anticipated repayments due to rising interest rates.  Our exposure to credit risk includes a limited exposure to sub-prime and Alt-A residential mortgages, which comprise approximately 1 percent of our total fixed income investment portfolio and approximately 2 percent of shareholder’s equity as of December 31, 2007.  At that date, all of these securities had a Standard & Poor’s credit rating of AAA. Nevertheless, while our exposure to sub-prime mortgage investments is not significant to our total investment portfolio, if the residential real estate market continues to decline and / or the decline expands beyond the U.S. sub-prime residential mortgage market, such events could ultimately have an impact on our fixed income portfolio and may have an adverse effect on our financial condition, results of operations or cash flows.

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

These regulations may impede or impose burdensome conditions on premium rate changes or other actions that we may desire to take to enhance our operating results.  In addition, we may incur significant costs in the course of complying with regulatory requirements.  Our premium rates are also subject to legislative action and, indirectly, to pressure from consumer groups.

Form 10-K: 14

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The passage of additional tort reforms and the subsequent review of such reforms by the courts could have a material impact on our operations.

Tort reforms generally restrict the ability of a plaintiff to recover damages by imposing one or more limitations, including, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and/or limiting venue or court selection.  Certain states in which we do business have enacted tort reform legislation, including Florida, which has enacted significant MPL insurance reforms since 2003.  While the effects of tort reform would appear to be beneficial to our business generally, there can be no assurance that such reforms will be effective or ultimately upheld by the courts in the various states if challenged.  Further, if tort reforms are effective, the business of providing MPL insurance may become more attractive, thereby causing an increase in competition in our business.  In addition, there can be no assurance that the benefits of tort reform will not be accompanied by regulatory actions by state insurance authorities or legislative actions that may be detrimental to our business such as expanded coverage requirements and premium rate limitations or rollbacks.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance subsidiaries.  Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability.  We may be unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts or at acceptable rates.  If we were unable to renew our expiring coverage or to obtain new reinsurance coverage, our net exposure to risk would increase or, if we were unwilling to bear an increase in net risk exposures we may have to limit the amount of risk we write.

We cannot guarantee that our reinsurers will pay us in a timely fashion, if at all.  In addition, we remain primarily liable to our insureds, whether our reinsurers pay or not, and could therefore experience losses.

We transfer a portion of the risk we have assumed under our insurance policies to reinsurance companies in exchange for part of the premium we receive in connection with the risk.  Although reinsurance makes the reinsurer liable to us to the extent of the risk transferred, it does not relieve us of our liability to our policyholders.  If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial condition, results of operations or cash flow would be adversely affected.

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

Third party rating agencies assess and rate the claims paying ability of insurers based upon criteria established by the agencies.  Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers.  A significant downgrade or withdrawal of any such rating could adversely affect our ability to sell insurance policies and inhibit us from competing effectively.  In addition, in the competitive market for our insurance products competitors with higher financial strength ratings might have a competitive advantage over us.

Form 10-K: 15

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 1B.  Unresolved Staff Comments – None

Item 2.  Properties

The physical properties used by us are summarized in the table below.  We believe that these properties are suitable and adequate for our business as presently conducted.

Description	Location	Type of Property	Owned or Leased	Approximate Square Footage
Corporate headquarters	Jacksonville, FL	Offices	Leased	13,300
Insurance subsidiaries	Jacksonville, FL	Offices	Owned	72,000
Insurance subsidiaries	Plantation, Tampa, Sanford, Coral Gables and Maitland, FL and Springfield, MO	Offices	Leased	13,000

Item 3.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  Though we may be involved in routine litigation as a matter of course, we do not expect these cases to have a material adverse effect on our financial condition, results of operations or cash flows.  For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 16, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of December 31, 2007, and in all cases, believe our positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits. Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  We have evaluated such exposures as of December 31, 2007, and believe our position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Form 10-K: 16

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Part II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “FPIC.”  We estimate that as of February 20, 2008, there were approximately 1,637 shareholders of record of our common stock.  The following table shows the high and low sales prices per share of our common stock on the NASDAQ Global Select Market for each quarter of 2007 and 2006.

	2007		2006
	High	Low	High	Low
First quarter	$45.92	38.01	$38.47	33.93
Second quarter	$48.25	40.27	$40.49	35.12
Third quarter	$45.00	33.25	$41.49	35.04
Fourth quarter	$48.17	37.80	$41.13	34.35

    We have not paid any dividends since our initial public offering in 1996 and presently have no plans to do so in the foreseeable future.  Any payment of dividends in the future would be subject to the discretion of our Board of Directors, which takes into consideration such factors as our capital adequacy and its assessment of our future capital needs.  As a holding company with no direct operations other than the management of our subsidiaries, we would primarily rely on cash dividends and other permitted payments from our subsidiaries to pay any future dividends.  State insurance laws limit the dividends or other amounts that may be paid to us by our insurance subsidiaries. In addition, under certain circumstances, limitations may be placed on our ability to pay dividends by the terms of the indenture agreements relating to our junior subordinated debentures. For further information, see the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Form 10-K: 17

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Stock Repurchase Plans

Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate, up to the maximum number of shares authorized for repurchase.  Under certain circumstances, limitations may be placed on our ability to repurchase our common stock by the terms of the indenture agreements relating to our junior subordinated debentures.  For information regarding these limitations, refer to Note 10, Long-term Debt to the consolidated financial statements included elsewhere herein, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.  During 2007, we repurchased 1,232,482 shares of our common stock, on a settlement date basis, at an average price per share of $41.00.  The following table summarizes our common stock repurchases for the three-month period ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
October 1 - 31, 2007
Repurchase programs *	47,900	$44.07	47,900	602,096
Employee transactions **	—	$—	n/a	n/a

November 1 - 30, 2007
Repurchase programs *	110,400	$41.10	110,400	491,696
Employee transactions **	—	$—	n/a	n/a

December 1 - 31, 2007
Repurchase programs *	61,153	$43.13	61,153	430,543
Employee transactions **	—	$—	n/a	n/a

Total	219,453	$42.31	219,453	430,543

*
Our Board of Directors approved our share repurchase program in July 2006 and approved increases of 500,000 shares each in December 2006, July 2007 and August 2007.  We publicly announced the program on August 8, 2006 and announced the increases in our reports filed with the SEC as follows:  current report on Form 8-K filed on December 22, 2006, and quarterly report on Form 10-Q filed on November 2, 2007.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2008.

**	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter.

Form 10-K: 18

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

PERFORMANCE GRAPH

The following performance graph does not constitute soliciting material and shall not be deemed to be incorporated by reference into any other previous or future filings by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this report by reference therein.

The following performance graph compares the cumulative total return for FPIC common stock, the Russell 2000 index and our peer group (the “FPIC Peer Group”) for the five-year period ended December 31, 2007.  The FPIC Peer Group represents a peer group that consists of ProAssurance Corporation, SCPIE Holdings, Inc. and American Physicians Capital, Inc.  The graph assumes an investment on December 31, 2002, of $100 in each of FPIC common stock, the stocks comprising the Russell 2000 index and the common stocks of the FPIC Peer Group.  The graph further assumes that all paid dividends were reinvested.  The Russell 2000 index and the FPIC Peer Group are weighted by market capitalization.  SNL Financial LC of Charlottesville, Virginia, prepared the calculations for the information below.

Form 10-K: 19

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Consolidated Statement of Financial Position Data:	As of December 31,
(in thousands)	2007 (2)	2006 (1)	2005 (1)	2004 (1)	2003 (1)
Total cash and investments	$781,286	865,997	764,079	671,116	608,672
Total assets	$1,077,022	1,219,059	1,308,541	1,271,321	1,182,756
Liability for losses and loss adjustment expenses	$585,087	642,955	663,466	635,118	574,529
Long-term debt	$46,083	46,083	46,083	46,083	46,083
Total liabilities	$781,425	933,805	1,058,951	1,054,201	996,099
Shareholders' equity	$295,597	285,254	249,590	217,120	186,657

Consolidated Statement of Income Data:	For the year ended December 31,
(in thousands, except earnings per common share)	2007 (2)	2006 (1), (4)	2005 (1), (4)	2004 (1)	2003 (1)
Direct and assumed premiums written	$151,575	251,424	289,022	312,728	340,741
Net premiums written	$127,943	222,423	251,814	192,532	143,134

Revenues:
Net premiums earned	$198,899	226,965	226,042	149,676	131,665
Net investment income	31,309	32,242	25,005	20,627	18,285
Net realized investment (losses) gains	(565)	80	(980)	3,867	2,052
Finance charges and other income	381	485	641	637	945
Total revenues	230,024	259,772	250,708	174,807	152,947

Expenses:
Net losses and loss adjustment expenses	103,852	151,648	166,657	125,172	118,974
Other underwriting expenses (3)	44,880	50,983	36,440	12,527	9,443
Interest expense	4,472	4,291	3,495	2,564	5,886
Other expenses	62	5,729	8,247	7,433	5,445
Total expenses	153,266	212,651	214,839	147,696	139,748
Income from continuing operations before income taxes	76,758	47,121	35,869	27,111	13,199
Less: Income tax expense	25,668	14,182	10,387	9,256	3,935
Income from continuing operations	51,090	32,939	25,482	17,855	9,264
Discontinued operations (net of income taxes)	(191)	18,649	9,540	10,326	7,308
Net income	$50,899	51,588	35,022	28,181	16,572

Basic Earnings per Common Share:
Income from continuing operations	$5.42	3.20	2.50	1.79	0.98
Discontinued operations	(0.02)	1.82	0.93	1.04	0.77
Net income	$5.40	5.02	3.43	2.83	1.75

Basic weighted average shares outstanding	9,418	10,284	10,220	9,973	9,483

Diluted Earnings per Common Share:
Income from continuing operations	$5.23	3.09	2.37	1.71	0.96
Discontinued operations	(0.02)	1.74	0.89	0.99	0.76
Net income	$5.21	4.83	3.26	2.70	1.72

Diluted weighted average shares outstanding	9,768	10,671	10,740	10,420	9,665

(1)
Effective July 1, 2002, our subsidiary, First Professionals, entered into a finite quota share reinsurance agreement with Hannover Re.  In accordance with the agreement, First Professionals ceded quota share portions of its 2002, 2003, and 2004 direct written premiums, net of other reinsurance.  The agreement was terminated effective June 30, 2004 and commuted effective December 31, 2006.  As a result of the commutation, we no longer incurred the finance charges previously associated with funds withheld under the agreement.

Form 10-K: 20

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(2)
Effective January 1, 2007, First Professionals commuted all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  We recognized an after-tax gain of $9.7 million as a result of the commutation.

(3)	Includes a $4.2 million charge in 2007 and a $9.4 million charge in 2006 for a guaranty fund assessment with respect to the insolvency of the subsidiaries of Poe Financial Group.
(4)
During 2005, we disposed of our TPA operations and recognized a $1.7 million after-tax gain on the sale.  During 2006, we disposed of our insurance management operations and ultimately recognized an $11.6 million after tax-gain on the sale.  For additional information, see Note 17, Discontinued Operations to the consolidated financial statements included elsewhere herein.

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

Business Overview

We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida.  Based on the latest available premium data published by A.M. Best, Florida is the third largest market for MPL insurance in the United States.  We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor.  Our former TPA operations, which provided administrative and claims management services to employers, primarily in Florida, were sold in 2005.  For additional information on our discontinued operations, see Note 17, Discontinued Operations to the consolidated financial statements included elsewhere herein.

Recent Trends and Other Developments

—
During February 2007, A.M. Best upgraded the financial strength rating of our insurance subsidiaries to A- (Excellent) with a stable outlook from a financial strength rating of B++ (Good) with a stable outlook.  During October 2007, Fitch reaffirmed the A- (strong) insurer financial strength rating assigned to our insurance subsidiaries.

Form 10-K: 21

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

—	Our consolidated net income for 2007 decreased 1 percent compared with 2006. Our consolidated income from continuing operations for 2007 increased 55 percent compared with 2006. See the discussion below of certain factors, including, among other things, the PRI commutation, the sale of our insurance management operations in 2006, favorable prior year loss development and guaranty fund assessments that affect the comparability of our results from different periods.

●
During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  In connection with the commutation, First Professionals recognized an after-tax gain of $9.7 million.  For additional information on the commutation, see Note 5, Reinsurance to the consolidated financial statements included elsewhere herein and the management’s discussion and analysis that follows.

—
The number of professional liability policyholders insured by our insurance subsidiaries remained essentially level with a total of 13,372 policyholders as of December 31, 2007 compared with a total of 13,402 policyholders as of December 31, 2006.

—
During 2007, we repurchased 1,232,482 shares of our common stock, on a settlement date basis, at an average price per share of $41.00; as of February 25, 2008, we have repurchased an additional 202,573 of our shares on a settlement date basis, under our Rule 10b5-1 plan, at an aggregate cost of $8.4 million, or $41.50 per share, and had remaining authority from our Board of Directors to repurchase 237,770 more shares as of that date.

—
The results for 2007 include a $4.2 million ($2.6 million after-tax) charge for an assessment levied by the Florida OIR with respect to the insolvency of the subsidiaries of Poe Financial Group.  The results for 2006 included a $9.4 million ($5.8 million after-tax) charge for a separate assessment made by the Florida OIR with respect to the same insolvency.  As allowed by Florida law, our insurance subsidiaries are entitled to recoup these assessments from their Florida policyholders and have made the necessary filings to do so.  For additional information, see Note 16, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

—
Book value per common share increased 17 percent to $33.03 as of December 31, 2007 from $28.34 as of December 31, 2006.  The statutory surplus of our insurance subsidiaries increased 16 percent to $261.6 million as of December 31, 2007 compared to $226.0 million as of December 31, 2006.

Industry Overview

For a discussion of industry factors affecting us, see Item 1.  Business – Industry Overview.

Business Strategy

For a discussion of our business strategy, see Item 1.  Business – Business Strategy.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition, results of operations and liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances and evaluate them on an ongoing basis.  The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Form 10-K: 22

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We believe the critical accounting policies discussed in the remainder of this section of our MD&A affect our more significant judgments and estimates used in preparation of our consolidated financial statements.  These may be further commented upon in applicable sections on Consolidated Results of Operations and Liquidity and Capital Resources that follow.  Information about the significant accounting policies we use in the preparation of our consolidated financial statements is included in Note 2, Significant Accounting Policies to the consolidated financial statements included elsewhere herein.

Liability for Losses and LAE – Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.  MPL insurance is our primary line of business and accounted for 98 percent of our total consolidated liability for losses and LAE for both 2007 and 2006.

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

    The following table summarizes our liability for losses and LAE by line of business:

(in thousands)	As of December 31, 2007			As of December 31, 2006
	Case reserves	IBNR *	Total reserves	Case reserves	IBNR *	Total reserves
Gross basis:
Medical professional liability	$353,291	222,193	575,484	$440,373	189,852	630,225
Other lines	9,898	(295)	9,603	10,563	2,167	12,730
Total gross reserves	$363,189	221,898	585,087	$450,936	192,019	642,955

Net basis:
Medical professional liability	$280,817	158,173	438,990	$347,510	134,803	482,313
Other lines	2,373	(611)	1,762	2,529	(755)	1,774
Total net reserves	$283,190	157,562	440,752	$350,039	134,048	484,087

*	Includes case reserve development

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

Form 10-K: 23

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations (“ECO”) or risks in excess of policy limits (“XPL”) in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  Our liability for losses and LAE includes an estimate for potential ECO/XPL claims.  Within the Florida market for MPL insurance, the magnitude of ECO/XPL payments has increased and is expected to continue to be a significant source of uncertainty in establishing reserves.  An award for an ECO/XPL claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition and results of operations.

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

Each technique has inherent benefits and shortcomings (i.e., biases), particularly when applied to company-specific characteristics and trends.  For example, certain methods (e.g., the Bornhuetter-Ferguson methods) are more relevant to immature accident years, and other methods (e.g., the loss development methods) provide more meaningful information for years with a greater level of maturity.  Because each method has its own set of attributes, we do not rely exclusively upon a single method.  Rather, we evaluate each of the methods for the different perspectives that they provide.  Each method is applied in a consistent manner from period to period and the methods encompass a review of selected claims data, including claim and incident counts, average indemnity payments and loss adjustment costs.

Using internal actuarial staff, we analyze and develop projections of ultimate losses that are utilized in establishing our carried reserves.  In performing our review, we separate reserves by line of business, coverage type, layer of coverage, geography and accident year.  By doing so, we are able to evaluate the unique patterns of development and trends for each line of business.  We then select a point estimate for each line of business with due regard for the age, characteristics and volatility of the portion of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type.  This series of selected point estimates, along with other relevant quantitative and qualitative information, is then evaluated by management to produce our best estimate of our total liability for losses and LAE.

Form 10-K: 24

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm to corroborate the adequacy of our carried reserves.  Our best estimate may differ from the selected reserve estimate of our independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below.  While our assessment may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate.  The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves.  A typical range of reasonable values for MPL business is considered to be as wide as 15 percent.  Therefore, in addition to the performance of the business itself, our financial condition, results of operations and cash flows are sensitive to our reserve estimates and judgments.  Our range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2007 was $387.5 million to $450.3 million.  The reserve opinions of our independent actuary for the year ended December 31, 2007 will be filed with state insurance regulators along with the statutory financial statements of our insurance companies.  The reserve opinions of our independent actuary for the year ended December 31, 2006 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.

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

            In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and LAE reserves, it is also important to understand that the MPL sector of the property casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim.  For instance:

•	In 2007, we paid a total of $61.5 million in loss payments (indemnity only), excluding the impact of commuted reinsurance agreements, on 311 claims.

•	In 2006, we paid a total of $66.4 million in loss payments (indemnity only), excluding the impact of commuted reinsurance agreements, on 322 claims.

Form 10-K: 25

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Roll forward of consolidated liability for losses and LAE
The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)	For the year ended December 31,
	2007	2006	2005
Net loss and LAE reserves, January 1	$484,087	359,619	301,699

Incurred Related To:
Current year	133,834	156,711	166,687
Prior years	(16,000)	(5,063)	(30)
Commutation of assumed reinsurance (1)	(13,982)	—	—
Total incurred	103,852	151,648	166,657

Paid Related To:
Current Year	(9,884)	(10,166)	(21,023)
Prior Years	(108,149)	(103,430)	(97,894)
Total paid excluding commmutations	(118,033)	(113,596)	(118,917)
Commutations (1), (2), (3), (4)	(29,154)	86,416	10,180
Total paid	(147,187)	(27,180)	(108,737)

Net balance, December 31	440,752	484,087	359,619
Plus reinsurance recoverables	144,335	158,868	303,847
Gross balance, December 31	$585,087	642,955	663,466

(1)
Effective January 1, 2007, First Professionals commuted all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized a decrease in incurred losses of $14.0 million and an after-tax gain of $9.7 million as a result of the commutation.

(2)
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

(3)
During November 2006, First Professionals entered into an agreement with CX Re to commute its ceded reinsurance agreement.  Under the terms of the agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $2.4 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

Form 10-K: 26

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(4)
During May 2005, First Professionals and APAC entered into agreements to commute their 25 percent quota share reinsurance ceded to American Professional Assurance, Ltd. (“APAL”).  Under the terms of the agreement, First Professionals and APAC assumed loss and LAE reserves previously ceded of approximately $10.2 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

Losses and LAE related to the current year decreased approximately 15 percent for 2007 compared to 2006.  As noted in our discussion of results of operations below, our net premiums earned declined 12 percent for 2007 compared to 2006.  Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year declined to 67.3 percent for the year ended December 31, 2007 compared to 69.0 percent for the same period in 2006 as a result of favorable claims trends, including the level of newly reported claims and incidents.  Severity of claims also continued to be within our expectations.

Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years.  Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made.  As noted in the table above, during 2007 our loss and LAE reserve estimates for prior years decreased $16.0 million, excluding the impact of the PRI commutation.  In addition, the PRI commutation decreased incurred losses and LAE on prior years by $14.0 million.  The favorable prior year loss development reflects a decline in expected ultimate losses for years prior to 2007, primarily the 2004 through 2006 accident years, as a result of improved claim trends including lower frequency, a lower number of claims closed with indemnity payment and stable severity.

While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Loss Reserve development table –
The following table sets forth on a calendar year basis, the development of our liability for losses and LAE, net of amounts recoverable under reinsurance arrangements, for the ten-year period preceding the year ended December 31, 2007, and the cumulative amounts paid with respect to such reserves.  Development reflects the difference between the amount we previously established as loss reserves and the re-estimated liability as of the end of each succeeding year.  Favorable development, or redundancy, means that we now believe we will have to pay less for related claims than we had previously set aside in reserves and have revised our reserve estimates accordingly.  Adverse development, or deficiency, means that we now believe we will have to pay more for related claims and have increased our reserve estimates.  The table also provides a reconciliation of our liability net of reinsurance to the gross liability before reinsurance, as it is shown on our consolidated statement of financial position.

The net cumulative redundancy / (deficiency) shown in the table below for each year end includes accident year development for all years leading up to that year.  For example, for the year ended December 31, 2007, there was $30.0 million of favorable development for accident year 2006 reserves, including all accident years leading up to 2006.  This favorable development consists of $23.0 million of favorable development for accident years 2005 and earlier and $7.0 million of favorable development for accident year 2006.  Further, the net cumulative redundancy / (deficiency) shown in the table below also includes development for multiple calendar years.  For example, the $5.7 million cumulative redundancy in 2004 consists of $3.5 million of favorable development during calendar year 2007 and $2.2 million of favorable development during calendar year 2006.

Form 10-K: 27

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

      As the table below indicates, our reserve estimates can vary over time based on actual results and our assessment of the impact of recent conditions and trends.  For example, the cumulative net reserves carried at the end of calendar years 1997 and 1998 have been higher than subsequent payments and re-estimates and have developed downward (i.e., redundantly).  In contrast, net reserves at the end of calendar years 1999 through 2003 have increased from the amounts initially carried and have developed upward (i.e., deficiently).  Improvements in recent years have resulted in a redundancy in the cumulative net reserves carried at the end of 2007 as compared to our prior estimates.  The following factors have contributed to the variation in our historical loss development:

•
Data presented in 1997 reflects only loss and LAE reserves of First Professionals, which primarily related to MPL insurance business written in Florida.  Claim results for this period were generally favorable and resulted in lower reserve estimates.

•
Beginning in 1998, the composition of our business and our reserves changed because of acquisitions, geographic expansion and increased writings in other lines of insurance, such as accident and health and assumed reinsurance.  These events resulted in additional volatility to our reserve estimates.

•	For accident years 1998 through 2002, we experienced higher than expected claims trends in Missouri.

•
For accident years 1998 through 2001, we experienced adverse development in our core Florida book primarily due to increases in ALAE for those report years as a result of the stricter claims handling philosophy implemented in 2001.  This philosophy resulted in increases in ALAE costs for open claims including claims for prior accident years.  Although our claims handling philosophy has decreased overall loss costs, it had an adverse affect on older report years where higher loss adjustment expenses were not entirely offset by lower indemnity expenses.

•
For accident years 1998 through 2004, we experienced adverse development related to an assumed reinsurance program.  This reinsurance program has been in run-off since 2004 and was commuted effective January 1, 2007 as discussed in Note 4, Liability for Loss and LAE and Note 5, Reinsurance to the notes to the consolidated financial statements presented elsewhere herein.

•
Accident years 2002 through 2006 have developed favorably overall, in particular accident years 2004 through 2006.  We have experienced favorable development on these years because of improved claim trends, including lower frequency, a lower number of claims closed with indemnity payment, and stable severity, in part due to the stricter claims philosophy adopted in 2001.

Form 10-K: 28

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in millions)
Year Ended December 31, (1)	2007		2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
Liability for losses and LAE, Net		$440.8	484.1	359.6	301.7	298.8	272.0	238.1	223.6	214.7	200.8	174.0

Re-estimated net liability as of:
One Year Later			454.1	354.6	301.7	299.2	272.5	240.5	232.2	221.2	182.2	159.6
Two Years Later				331.6	299.5	326.6	288.2	250.1	231.6	222.3	182.5	142.4
Three Years Later					296.0	335.2	320.3	273.2	238.8	221.3	183.4	141.9
Four Years Later						335.2	328.5	297.4	255.6	231.9	183.5	140.7
Five Years Later							328.5	301.2	269.3	231.8	192.6	141.4
Six Years Later								301.2	268.8	243.1	189.4	144.4
Seven Years Later									268.8	241.8	197.1	143.3
Eight Years Later										241.8	197.1	145.7
Nine Years Later											197.1	145.7
Ten Years Later												145.7

Cumulative paid as of:
One Year Later			137.3	17.0	97.9	105.7	89.0	96.5	95.9	91.3	76.3	49.7
Two Years Later				135.4	97.5	192.8	177.4	162.9	163.9	152.9	121.2	90.2
Three Years Later					189.9	208.6	237.4	214.8	200.8	185.1	153.2	115.3
Four Years Later						273.0	265.5	248.4	223.0	206.4	168.5	127.8
Five Years Later							296.9	269.9	240.3	216.8	179.5	134.3
Six Years Later								281.0	250.4	227.5	184.2	137.6
Seven Years Later									256.2	232.5	190.2	139.6
Eight Years Later										235.7	193.0	142.5
Nine Years Later											195.3	144.0
Ten Years Later												145.0

Cumulative net redundancy / (deficiency)	$		30.0	28.0	5.7	(36.4)	(56.5)	(63.1)	(45.2)	(27.1)	3.7	28.3
% Redundancy / (Deficiency)			6%	8%	2%	-12%	-21%	-27%	-20%	-13%	2%	16%

Gross liability-end of year		$585.1	643.0	663.4	635.1	574.5	440.2	318.5	281.3	273.1	242.4	188.1
Reinsurance recoverables-end of year		144.3	158.9	303.8	333.4	275.7	168.2	80.4	57.7	58.4	41.6	14.1
Net liability-end of year		$440.8	484.1	359.6	301.7	298.8	272.0	238.1	223.6	214.7	200.8	174.0

Gross re-estimated liability-latest		$—	613.5	634.2	662.6	682.5	572.3	418.6	352.0	294.7	225.0	161.9
Reinsurance recoverables-latest		—	159.4	302.6	366.7	347.3	243.9	117.4	83.2	52.8	27.9	16.2
Net re-estimated liability-latest		$—	454.1	331.6	295.9	335.2	328.4	301.2	268.8	241.9	197.1	145.7

(1)
Data presented in the table above represents consolidated information of all our insurance subsidiaries commencing from their respective dates of acquisition.  Data presented in 1997 reflects only First Professionals’ liability for losses and LAE.  The 1998 year reflects losses and LAE data for First Professionals and APAC.  The data presented from 1999 to 2007 reflects all of our insurance subsidiaries.

Form 10-K: 29

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Reserve for Extended Reporting Endorsements – A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit.  Coverage is provided to the physician for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability or retirement.  The loss exposure associated with this product is known as extended reporting endorsement claims.  The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage.  The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age.  These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums.  Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE.  Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is necessary.  At December 31, 2007 and 2006, our carried DD&R reserves were $23.6 million and $81.0 million, respectively, which include a discount related to the present value calculation of approximately $10.8 million and $31.4 million, respectively.  A one percentage point change in our discount rate of 5 percent related to our DD&R reserves as of December 31, 2007, would result in an approximate addition or reduction in our reserve of approximately $2.8 million.  Effective January 1, 2007, we commuted our assumed DD&R reserves, which were $54.5 million.  Excluding these reserves, our carried DD&R reserves at December 31, 2006 were $26.6 million.  For additional information, see Note 5, Reinsurance to the consolidated financial statements presented elsewhere herein.

Investments – Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed income securities.  Our fixed income securities, equity investments and short-term investments are carried at their fair values and accounted for $705.6 million or 99 percent of our total investments and 66 percent of our total assets as of December 31, 2007, compared to $720.7 million or 99 percent of our total investments and 59 percent of our total assets as of December 31, 2006.  Fair value is determined using the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications.  Unrealized gains or losses in their fair values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive (loss) income.  Gross unrealized investment gains were $5.2 million and gross unrealized investment losses were $5.5 million as of December 31, 2007.

GAAP requires that the book value of investments be written down to fair value when declines in value are considered other-than-temporary.  When such impairments occur, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.  For the years ended December 31, 2007 and 2005, we recorded pre-tax charges to earnings for investments that were other-than-temporarily impaired of $1.1 million and $0.7 million, respectively.  Approximately $0.8 million of the other-than-temporary impairment in 2007 related to an investment in a limited partnership, with the remaining $0.3 million relating to certain fixed income securities.  The impairment in 2005 related solely to fixed income securities. No investment impairments were recorded during 2006.  We evaluate our investment portfolio on a quarterly basis to identify securities that may be other-than-temporarily impaired.  Our analysis takes into account relevant factors, both quantitative and qualitative in nature.  Among the factors we consider are the following:

•	The length of time and the extent to which fair value has been less than cost;
•
Issuer-specific considerations, including an issuer’s short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default;

•	The occurrence of a significant economic event that may affect the industry in which an issuer participates; and
•	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value.

Form 10-K: 30

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

The U.S. residential mortgage market is experiencing a decline due to credit quality deterioration in a significant portion of loans originated, primarily to sub-prime borrowers.  The slowing U.S. residential mortgage market has caused many sub-prime borrowers to be unable to refinance their mortgage loans, particularly those customers who had adjustable rate mortgages that reset at a higher rate than the rate at the origination of their mortgage.  As a result, there has been a significant increase in delinquency and foreclosure rates within the United States.  We do not engage in subprime residential mortgage lending, which is the origination of residential mortgage loans to customers with weak credit profiles including the use of relaxed mortgage underwriting standards to provide affordable mortgage products.  Our exposure to sub-prime residential mortgage lending is through investments within our fixed income investment portfolio that contain securities collateralized by mortgages that have characteristics of sub-prime lending.  These investments are in the form of asset-backed securities supported by sub-prime mortgage loans.  The collective carrying value of these investments is approximately $3.3 million, representing less than 1 percent of our total fixed income investments, and all of these securities had a Standard & Poor’s credit rating of AAA.  We also hold investments collateralized by Alt-A mortgage loans, which are in the form of mortgage-backed securities.  The collective carrying value of these investments is approximately $3.6 million, representing less than 1 percent of our total fixed income investments, and all of these securities had a Standard & Poor’s credit rating of AAA.  None of our subprime or Alt-A investments were other than temporarily impaired as of December 31, 2007.  We manage our sub-prime and Alt-A risk exposure by maintaining high credit quality investments, limiting our holdings in these types of instruments and utilizing investment advisors who perform ongoing analyses of cash flows, prepayment speeds, default rates and other stress variables.  While our exposure to subprime and Alt-A investments is not significant to our total investment portfolio, if the residential mortgage market continues to decline and / or the decline expands beyond the U.S. sub-prime and Alt-A residential mortgage market, such events could ultimately have an impact on other mortgage-backed securities held within our investment portfolio.

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

Income Taxes – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine if it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once we determine that a position meets the “more-likely-than-not” recognition threshold, the position is then measured to determine the amount of benefit to recognize in the financial statements.  The provisions of FIN 48 were effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle of $0.08 million recorded as an adjustment to opening retained earnings.

Form 10-K: 31

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2004.  The Internal Revenue Service (the “IRS”) commenced an examination of our 2004 U.S. income tax return during 2006.  The examination was closed in February 2007 with no significant adjustments. Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.

We provide for income taxes in accordance with the provisions of Financial Accounting Standard ("FAS”) 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized.  Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations.  We have not established any material valuation allowance, as we believe it is more likely than not that our deferred tax assets will be fully realized.  For additional information concerning our income taxes, see Note 8, Income Taxes to the consolidated financial statements included elsewhere herein.

Reinsurance – Reinsurance does not relieve us from our primary obligations to policyholders.  Therefore, the failure of reinsurers to honor their obligations could result in losses to us.  The amounts recoverable from reinsurers on our unpaid losses and LAE are calculated by applying the terms of the respective reinsurance contracts to our estimates of the underlying loss and LAE reserves that are subject to reinsurance.  Thus, to the extent our reinsured reserves change or are adjusted, so will the related reinsurance recoverable and our exposure.

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

Share-Based Payment – On January 1, 2006, we adopted the provisions of FAS 123(R), Share-Based Payment, using the modified prospective method.  Prior period financial statements have not been restated to reflect fair value share-based compensation expense.  Prior to the adoption of FAS 123(R), we followed the intrinsic value method in accordance with Accounting Principles Board (“APB”) 25 to account for our employee stock options.  Accordingly, no compensation expense was recognized in connection with the issuance of stock options under our share-based compensation plans.  However, compensation expense was recognized in connection with the issuance of restricted stock.

Form 10-K: 32

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

(in thousands, except earnings per common share)	For the year ended December 31,
	2007	2006	2005
Reported net income	$50,899	51,588	35,022
Share-based compensation expense determined under the fair value based method, net of income taxes	—	—	(1,166)
Comparative net income	$50,899	51,588	33,856

Basic earnings per common share as reported	$5.40	5.02	3.43
Basic earnings per common share comparative	$5.40	5.02	3.32
Basic weighted-average common shares outstanding	9,418	10,284	10,220

Diluted earnings per common share as reported	$5.21	4.83	3.26
Diluted earnings per common share comparative	$5.21	4.83	3.15
Diluted weighted-average common shares outstanding	9,768	10,671	10,740

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

Assumptions related to stock option awards:	December 31, 2007	December 31, 2006	December 31, 2005
Expected volatility	56.01%	60.00%	67.11%
Expected dividends	—	—	—
Expected term	5.1 years	5.3 years	5.0 years
Risk-free rate	4.61%	4.28%	3.68%

Assumptions related to ESPP awards:	December 31, 2007	December 31, 2006
Expected volatility	25.84%	29.00%
Expected dividends	—	—
Expected term	1.0 year	1.0 year
Risk-free rate	4.94%	4.33%

Form 10-K: 33

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Expected volatility and dividends are based on historical factors related to our common stock.  Expected term represents the estimated weighted-average time between grant and employee exercise.  The risk-free rate is based on U.S. Treasury rates appropriate for the expected term.

For additional information on our share-based compensation plans, see Note 9, Share-Based Compensation Plans to the consolidated financial statements included elsewhere herein.

Pension Benefits – In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  In accordance with FAS 158, we recognized a liability for the under-funded status of our defined benefit plans for the difference between the plans’ projected benefit obligation and the fair value of plan assets.  We also recorded all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive (loss) income.  Such amounts are reclassified into earnings as components of net periodic benefit cost pursuant to the current recognition and amortization provisions of FAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions.  FAS 158 requires us to measure plan assets and benefit obligations as of the date of our statement of financial position.  As allowed by the standard, we will adopt the measurement date requirement in 2008.  We currently use a measurement date of October 1 for our pension plans.  The impact of adopting the measurement date requirement is expected to approximate $0.2 million as a reduction to retained earnings as of January 1, 2008.  The incremental effect of applying FAS 158 on individual line items in the consolidated statement of financial position is presented in the table below.

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

The accounting for benefit plans is dependent on actuarial estimates, assumptions and calculations that result from a complex series of judgments about future events and uncertainties.  The assumptions and actuarial estimates required to estimate the employee benefit obligations for our defined benefit plans include discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality (life expectancy); and expected return on assets.  Our assumptions reflect our historical experiences and our best judgment regarding future expectations that have been deemed reasonable by management.  The judgments made in determining the costs of our benefit plans may impact our results of operations.  Consequently, we often obtain assistance from actuarial experts to aid in developing reasonable assumptions and cost estimates.

Our assumption for the expected long-term rate of return-on-assets in our pension plans, which impacts net periodic benefit cost, is 6.8% for 2007 and 7.0% for 2006.  The assumption for the expected return on assets for our defined benefit plans reflects our actual historical return experience and our long-term assessment of forward-looking return expectations by asset classes, which is used to develop a weighted-average expected return based on the implementation of our targeted asset allocation in our respective plans.

Form 10-K: 34

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The following table shows the expected versus actual rate of return on plan assets for our defined benefit plans.

	2007	2006	2005
Expected annual rate of return	6.8%	7.0%	7.0%
Actual annual rate of return	5.3%	6.2%	3.0%

The discount rate used in calculating our pension benefit obligations as of December 31, 2007, is 6.3%, which represents a 1.0 percentage-point increase from our December 31, 2006, rate of 5.3%.  The discount rate for our defined benefit plans is based on a yield curve constructed from a portfolio of high quality corporate bonds for which the timing and amount of cash flows approximate the estimated payouts of the plans.

For additional information on our defined benefit plan, see Note 13, Employee Benefit Plans to the consolidated financial statements included elsewhere herein.

Revenue Recognition – Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy.  Premium receivables are recorded net of an estimated allowance for uncollectible amounts.  Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy.  In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write down of deferred policy acquisition costs and a corresponding charge to income.  In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

Commitments and Contingencies – For information concerning contingencies, to which we are subject, including assessments related to insolvencies in the states we operate, see Note 16, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

New Accounting Pronouncements – As described in Note 2, Significant Accounting Policies to the consolidated financial statements included elsewhere herein, under the heading “New Accounting Pronouncements,” there are accounting pronouncements that have recently been issued but not been implemented by us.  Note 2 describes the potential impact that these pronouncements are expected to have on our consolidated financial statements.

Form 10-K: 35

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Consolidated Results of Operations

Comparison for the Years Ended December 31, 2007 and 2006

Consolidated income from continuing operations was $51.1 million for 2007, or $5.23 per diluted common share, an increase of 55 percent and 69 percent, respectively, compared to $32.9 million, or $3.09 per diluted common share, for 2006.  The increase in income from continuing operations for 2007 was primarily due to lower net losses and LAE, other expenses and other underwriting expenses, partially offset by lower net premiums earned.  The lower net losses and LAE include favorable prior year loss development of $16.0 million, excluding the impact of the PRI commutation, during 2007 compared to $5.1 during 2006.  Income from continuing operations for 2007 also includes an after-tax gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Other underwriting expenses for 2007 include a $4.2 million ($2.6 million after-tax) charge for a state levied guaranty fund assessment with respect to the insolvency of the subsidiaries of Poe Financial Group.  Other underwriting expenses for 2006 include a $9.4 million ($5.8 million after-tax) charge for two separate assessments with respect to the same insolvency.  The lower net premiums earned for 2007 resulted from lower rates in our Florida market, a change in business mix to lower risk specialties and a small decline in professional liability policyholders.

Consolidated net income was $50.9 million for 2007, or $5.21 per diluted common share, a decrease of 1 percent and an increase of 8 percent, respectively, compared to $51.6 million, or $4.83 per diluted common share, for 2006.  Included in net income for 2007 was a loss from discontinued operations of $0.2 million.  Included in net income for 2006 was income from discontinued operations of $18.6 million, including an after-tax gain of $11.6 million as a result of the disposition of our insurance management operations.  Other changes in net income are due to the factors discussed in the paragraph above with regard to income from continuing operations.

Comparison for the Years Ended December 31, 2006 and 2005

Consolidated income from continuing operations was $32.9 million, or $3.09 per diluted common share, for 2006, an increase of 29% and 30%, respectively, compared with $25.5 million, or $2.37 per diluted common share, for 2005.  Consolidated income from continuing operations increased primarily due to higher net investment income and a decline in net losses and LAE.  Partially offsetting these improvements were higher other underwriting expenses and interest expense. Underwriting profits for 2006 include favorable prior year loss development of $5.1 million and other underwriting expenses of $9.4 million ($5.8 million after-tax) for a state levied guaranty fund assessment with respect to the insolvency of the subsidiaries of Poe Financial Group.

Consolidated net income was $51.6 million, or $4.83 per diluted common share, for 2006, an increase of 47% and 48%, respectively, compared with $35.0 million, or $3.26 per diluted common share, for 2005.  Changes in net income are due to the factors discussed in the paragraph above with regard to consolidated income from continuing operations.  In addition, consolidated net income for 2006 included discontinued operations of $18.6 million (including an $11.6 million gain on the disposal of our former insurance management operations and a $0.4 million gain on the disposal of our former TPA operations).  Included in consolidated net income for 2005 were discontinued operations of $9.5 million (including a $1.7 million gain on the disposal of our former TPA operations).

Form 10-K: 36

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Continuing Operations: Results and Selected Other Information

Our business is made up of our four insurance subsidiaries and certain other subsidiaries.  Prior to the dispositions of our former TPA operations in June 2005 and our former insurance management operations in September 2006, we operated in multiple segments.  Currently, we engage only in insurance operations.  Financial and selected other data, including professional liability claims data, related to our continuing operations is summarized in the table below.

(in thousands)	For the year ended December 31,
		Percentage		Percentage
	2007	Change	2006	Change	2005
Direct premiums written	$206,040	-16%	246,382	-13%	283,128
Assumed premiums written	—	-100%	5,042	-14%	5,894
Commutation of assumed premiums written	(54,465)	0%	—	0%	—
Ceded premiums written	(23,632)	19%	(29,001)	22%	(37,208)
Net premiums written	$127,943	-42%	222,423	-12%	251,814

Net premiums earned	$198,899	-12%	226,965	0%	226,042
Net investment income	31,309	-3%	32,242	29%	25,005
Net realized investment gains (losses)	(565)	-806%	80	108%	(980)
Other income	381	-21%	485	-24%	641
Total revenues	230,024	-11%	259,772	4%	250,708

Net losses and LAE	103,852	-32%	151,648	-9%	166,657
Other underwriting expenses	44,880	-12%	50,983	40%	36,440
Interest expense	4,472	4%	4,291	23%	3,495
Other expenses	62	-99%	5,729	-31%	8,247
Total expenses	153,266	-28%	212,651	-1%	214,839

Income from continuing operations before income taxes	76,758	63%	47,121	31%	35,869
Less: Income tax expense	25,668	81%	14,182	37%	10,387
Income from continuing operations	$51,090	55%	32,939	29%	25,482

	As of December 31,
	2007	Percentage Change	2006	Percentage Change	2005
Professional liability policyholders	13,372	0%	13,402	-5%	14,055

Continuing Operations
Comparison of Results for the Years Ended December 31, 2007 and 2006

Direct premiums written declined for 2007 compared to 2006, primarily as a result of lower premium rates in our Florida market and to a lesser extent a change in business mix to lower risk specialties.  Professional liability policyholders totaled 13,372 as of December 31, 2007, a slight decline from 13,402 policyholders as of December 31, 2006.  Our policyholder retention rate in our core Florida market was 95 percent for 2007, compared to 94 percent for 2006.  Our national policyholder retention was 94 percent for 2007 compared to 92 percent for 2006.

Net premiums written declined for 2007 compared to 2006.  Net premiums written for 2007 reflects a reduction of $54.5 million in assumed premiums written as a result of the commutation of the PRI reinsurance treaties.  Excluding the impact of the PRI commutation, net premiums written declined 18 percent during 2007.  The decline in net premiums written is primarily due to the reasons discussed in the preceding paragraph on direct premiums written.

Form 10-K: 37

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Net premiums earned declined for 2007 compared to 2006.  The decline is primarily the result of lower rates in our Florida market, a change in business mix to lower risk specialties and a small decline in policyholders.

Net investment income declined for 2007 compared to 2006 primarily as a result of the non-recurrence of $0.9 million of investment income recognized in the second quarter of 2006 related to one of our limited partnership assets and a decline in average invested assets during 2007 as a result of the PRI commutation and share repurchases under our stock repurchase program, partially offset by an increase in the yield on our cash and fixed income investments during the current year.

Net losses and LAE decreased for 2007 compared to 2006.  Net losses and LAE for 2007 include a $14.0 million reduction in net losses and LAE as a result of the PRI commutation.  Excluding the impact of the PRI commutation, net losses and LAE declined 22 percent for 2007 compared to 2006.  Excluding the impact of the PRI commutation, our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) was 59.3 percent for 2007.  The decline in net losses and LAE and our loss ratio for 2007 reflects a lower current year loss ratio and an increase in favorable prior year development compared to 2006 due to the continuation of favorable loss trends.  The favorable prior year development ($16.0 million in 2007 and $5.1 million in 2006) reflects reductions in our estimates of incident to claim development, payment frequency and payment severity, principally for the 2004 through 2006 accident years.

Information concerning our combined ratio is summarized in the table below.

	For the year ended December 31,
	2007	2006	2005
Loss ratio
Current accident year	67.3%	69.0%	73.7%
Commutation of assumed premiums written - prior accident years	-7.1%	0.0%	0.0%
Prior accident years	-8.0%	-2.2%	0.0%
Calendar year loss ratio (1)	52.2%	66.8%	73.7%
Underwriting expense ratio (1)	22.6%	22.5%	16.1%
Combined ratio	74.8%	89.3%	89.8%

(1)
The 2007 calendar year loss ratio and underwriting expense ratio include the impact of the reinsurance commutation between First Professionals and PRI effective January 1, 2007.  Excluding the impact of the commutation, the 2007 calendar year loss ratio and underwriting expense ratio would be 59.3 percent and 23.4 percent, respectively.  The underwriting expense ratio for 2007 and 2006 also include the impact of guaranty fund assessments by the Florida OIR.  Excluding the impact of the assessments, including recoveries, and the PRI commutation, our underwriting expense ratio would be 21.7 percent and 18.3 percent for 2007 and 2006, respectively.

Form 10-K: 38

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Claim Statistics:

	As of December 31,
		Percentage		Percentage
	2007	Change	2006	Change	2005
Net Paid Losses and LAE on Professional Liability Claims (in thousands):
Net paid losses	$91,464	1966%	(4,901)	-108%	58,662
Less: net paid losses on commuted reinsurance agreements	30,001	142%	(71,262)	-222%	(22,108)
Net paid losses excluding commuted reinsurance agreements	61,463	-7%	66,361	-18%	80,770

Net paid LAE	55,724	74%	32,081	-36%	50,074
Less: net paid LAE on commuted reinsurance agreements	59	100%	(28,102)	-77%	(15,877)
Net paid LAE excluding commuted reinsurance agreements	55,665	-8%	60,183	-9%	65,951

Net paid losses and LAE on core professional liability business	$117,128	-7%	$126,544	-14%	$146,721

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	710	-20%	887	8%	825
Total professional liability incidents closed without indemnity payment	1,145	1%	1,134	-9%	1,240
Total professional liability claims and incidents closed without indemnity payment	1,855	-8%	2,021	-2%	2,065

Total Professional Liability Claims with Indemnity Payment	311	-3%	322	-18%	391

CWIP Ratio on a rolling four quarter basis(1)	30%		27%		32%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	14%		14%		16%

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	624	-15%	738	-21%	940
Total professional liability incidents reported during the period	995	10%	903	-4%	941
Total professional liability claims and incidents reported during the period	1,619	-1%	1,641	-13%	1,881

Total professional liability claims and incidents that remained open	3,342	-14%	3,899	-15%	4,587

(1)
The closed with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Selected direct professional liability insurance claims data.  There was a 7% decrease in net paid losses and LAE on core professional liability business for 2007 compared with 2006.  This decrease corresponds with a decrease in the number of claims on hand and closed during the year, including a decrease in the number of claims with an indemnity payment.  The number of reported claims and incidents for 2007 was down slightly compared to 2006 and generally reflects continued lower frequency in newly reported claims and incidents in total in our Florida market that began in the fourth quarter of 2003.  The number of professional liability claims with indemnity payment (“CWIP”) declined slightly for 2007 compared to 2006.  For 2007, the CWIP Ratio and the CWIP Ratio, including incidents, continued to be within our expectations.  Our inventory of open claims and incidents declined further during 2007, which follows declines in the number of claims and incidents reported.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Form 10-K: 39

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

     Other underwriting expenses decreased for 2007 compared to 2006.  Other underwriting expenses for 2007 and 2006 include charges of $4.2 million and $9.4 million, respectively, for state-levied guaranty fund assessments.  Other underwriting expenses for 2007 also include a $1.7 million reduction in other underwriting expenses as a result of the PRI reinsurance commutation.  Excluding the impact of the assessments and the PRI reinsurance commutation, other underwriting expenses increased 2 percent for 2007 compared to 2006 primarily due to the redeployment of corporate resources previously supporting our former insurance management segment to our insurance operations.  Our expense ratio (defined as the ratio of other underwriting expenses to net premiums earned) was 22.6 percent and 22.5 percent for 2007 and 2006, respectively.  Excluding the impact of the assessments, including recoveries, and the PRI commutation, our expense ratio was 21.7 percent for 2007 compared to 18.3 percent for 2006.  The increase in the expense ratio is driven primarily by lower net premiums earned in 2007 compared to 2006.

Other expenses decreased during 2007 compared to 2006.  The decline in other expenses is primarily due to our no longer incurring finance charges associated with the funds withheld under our former Hannover Re net account quota share reinsurance agreement.  We commuted this reinsurance agreement with Hannover Re effective December 31, 2006.

Income tax expense for 2007 compared to 2006 increased as a result of higher income from continuing operations before income taxes.  Our effective tax rate was 33 percent for 2007 compared to 30 percent for 2006.  Income tax expense for 2007 includes $6.1 million of income tax expense as a result of the PRI commutation.  Excluding the impact of the PRI commutation, income tax expense for 2007 increased 38 percent and our effective tax rate was 32 percent.  The increase in our effective tax rate is primarily due to a decrease in tax-exempt investment income as a percentage of income before taxes.

During 2006, the IRS commenced an examination of our 2004 federal income tax return.  The examination was closed in February 2007 with no significant adjustments.  Our income tax returns for 2005 and 2006 have not been examined by the IRS.

Continuing Operations
Comparison of Results for the Years Ended December 31, 2006 and 2005

Hannover Re Net Account Quota Share Reinsurance Agreement – Our results include the effects of a net account quota share reinsurance agreement with the Hannover Re companies for the years ended December 31, 2006 and 2005.  Effective December 31, 2006, First Professionals commuted the agreement with Hannover Re.  Under the terms of the commutation, First Professionals assumed loss and LAE reserves previously ceded of approximately $84.0 million and in exchange Hannover Re released to First Professionals the funds withheld under the agreement of $84.0 million.  No gain or loss was recognized on the transaction.  Amounts ceded under the Hannover Re net account quota share reinsurance agreement are summarized in the table below.

(in thousands)	For the year ended December 31,
		Percentage
	2006	Change	2005
Ceded premiums written	—	-100%	660

Ceded premiums earned	—	100%	(8,373)
Ceded losses and LAE incurred	—	-100%	5,814
Ceded other underwriting expenses	(153)	-105%	2,922
Net (decrease) increase in underwriting margin	(153)	-142%	363

Other expenses	(5,221)	21%	(6,643)

Net decrease in income from continuing operations before income taxes	(5,374)	14%	(6,280)

Net decrease in net income	(3,301)	14%	(3,858)

Form 10-K: 40

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Net income increased for 2006 compared to 2005 primarily due to higher net investment income and lower net losses and LAE offset to a certain extent by higher other underwriting expenses and interest expense.

The decreases in direct premiums written and net premiums written for 2006 are primarily the result of a change in business mix to lower risk specialties and to a lesser extent, a continued migration to lower policy limits in Florida, a lower number of policyholders compared with the same period in the prior year and an effective rate decrease of 9.2% at First Professionals beginning December 1, 2006.  The number of professional liability policyholders was 13,402 at December 31, 2006, down 5% from 14,055 at December 31, 2005.  The policyholder retention rate in our core Florida market was 94% for 2006 and 95% for 2005.  National policyholder retention was 92% for 2006, compared to 94% for 2005.

Net premiums earned for 2006 was flat compared to 2005 primarily because of the factors mentioned above, offset by the termination of cessions under the Hannover Re net account quota share reinsurance agreement, under which ceded earned premiums were $8.4 million for 2005.

Investment revenues, which are comprised of net investment income and net realized investment gains and losses, increased 29% and 108%, respectively, for 2006 compared to 2005.  Net investment income increased primarily due to growth in our investment portfolio corresponding with increases in our insurance business in recent years and a higher overall yield, as well as the receipt of $45.9 million related to the disposition of our former insurance management segment.  Net realized investment gains (losses) will vary depending on our cash needs and the management of our investment portfolio.

Net losses and LAE decreased approximately 9% for 2006 compared to 2005.  Our calendar year loss ratio (defined as the ratio of net losses and LAE incurred to net premiums earned) decreased to 67% for 2006 compared to 74% for 2005.  Our lower loss ratio reflects an improved current year loss ratio and favorable claims trends, including a significant reduction in newly reported claims and incidents during the year and favorable prior year loss development of $5.1 million, primarily as a result of lower expected ultimate losses for accident years 2004 and 2005.  Severity of claims continued to be within our expectations.

Selected direct professional liability insurance claims data
The decrease in net paid losses and LAE on core professional liability business for 2006 compared to 2005 is primarily due to a lower number of claims with an indemnity payment, offset to some extent by lower reinsurance recoveries under the Hannover Re net account quota share reinsurance agreement on claims paid during 2006.  Lower net paid LAE also contributed to the decline mainly because of a lower number of pending claims and incidents.  The improvement in our CWIP ratio and CWIP ratio, including incidents during 2006 reflects the continued positive impact of our strict claims handling philosophy, which focuses on aggressively defending non-meritorious cases.  The number of reported claims and incidents during 2006 declined compared to 2005 primarily as a result of the continued trend of lower frequency in our Florida market that began in the fourth quarter of 2003 and a decline in policyholders during 2006.  Because of the decline in total reported claims and incidents and the resolution of pending claims and incidents, our inventory of open claims and incidents has continued to decline.

Other underwriting expenses increased 40% for 2006 compared to 2005.  The increase in other underwriting expenses during 2006 is primarily due to state guaranty fund assessments of $9.4 million related to the insolvency of the insurance subsidiaries of Poe Financial Group and a decrease in ceding commissions resulting from the termination of the Hannover Re net account quota share reinsurance agreement.  In addition, during 2005, we received return management fees of $1.7 million because of a litigation settlement, which did not recur during 2006.  Finally, share-based compensation increased $1.7 million during 2006, compared to 2005.  Approximately $1.1 million of the increase in share-based compensation is the result of adopting FAS 123(R), effective January 1, 2006.  For 2006, our expense ratio was 22% compared to 16% for the same period in 2005.  Excluding the impact of the items discussed above, our expense ratio for 2006 was nearly unchanged compared to 2005.

Form 10-K: 41

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The increase in interest expense for 2006 compared to 2005 was due to increases in the three-month London Inter-Bank Offer Rate (“LIBOR”), which is the base rate used to determine the interest on our long-term debt.  The increase in interest expense also reflects interest on our initial investment in trust-preferred securities and senior notes for which there is a corresponding amount reflected in net investment income as we earn interest on the amounts invested in the statutory capital trusts.  The amortization of the initial cost of the hedging agreements also contributed to the increase in interest expense.  The interest rates on our long-term debt ranged from 9.2% to 9.6% as of December 31, 2006.  However, the hedging instruments that we have in place with maturity dates in 2008 essentially limited the maximum floating rate interest cost at 8.6% for those long-term debt arrangements where the interest rate was higher.

Other expenses are comprised primarily of finance charges associated with funds withheld under the Hannover Re net account quota share reinsurance agreement, which were $5.2 million for 2006, compared to $6.6 million for 2005.  The decrease in these finance charges corresponds with the decrease in the amount of funds withheld for business ceded under the agreement as we exercised our option to terminate future cessions as of June 30, 2004.  We commuted our net account quota share reinsurance agreement with Hannover Re effective December 31, 2006.  Because of the commutation, we will not incur finance charges related to funds withheld during 2007.  In addition, other expenses for 2006 and 2005 include charges for compensation and benefits costs associated with the resignation of certain former officers in accordance with the terms of their respective employment agreements.  Finally, during 2005, we recorded an impairment charge of $0.4 million related to one of our intangible assets.

Income tax expense for 2006 increased because of lower tax-exempt interest as a percentage of income before taxes.  Our effective tax rate was 30% for 2006 compared to 29% for 2005.  During 2005, we reached a settlement with the IRS with regard to the examination of our income tax returns for the years ended December 31, 2000 and 2001.  The settlement was approved by the Congressional Joint Committee on Taxation during the first quarter of 2006.  We had previously accrued for income tax liabilities related to the examination, and consequently there was no income tax impact to our consolidated financial statements because of the settlement.  During 2006, the IRS commenced an examination of our 2004 tax return.  The examination was closed in February 2007 with no significant adjustments.

Form 10-K: 42

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Discontinued Operations
Insurance Management and Third Party Administration

Our insurance management operations were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers.  The aggregate purchase price for these operations was $39.1 million in cash, which reflects cash proceeds of $40.0 million and a post-closing working capital adjustment of $0.9 million.  In connection with this transaction, we also received approximately $5.9 million in cash from these operations prior to the sale.  We recognized an $11.6 million after-tax gain on disposition of these operations in 2006.  During the third quarter of 2007, we recorded a loss on the sale of these operations of $0.2 million related to the finalization of our 2006 tax return, which reflected the sale of our former insurance management operations.  The results of operations and gain on sale of our former insurance management operations are reported as discontinued operations.

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

For additional information on our discontinued operations, see Note 17, Discontinued Operations to the consolidated financial statements included elsewhere herein.  Financial data related to our discontinued operations is summarized in the table below.

(in thousands)	For the year ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
Discontinued Operations
Income from discontinued operations (net of income taxes)	$—	-100%	6,637	-15%	7,807
Gain (loss) on discontinued operations (net of income taxes)	(191)	-102%	12,012	593%	1,733
Discontinued operations	$(191)	-101%	18,649	95%	9,540

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, we possess assets that consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services.  In accordance with limitations imposed by Florida and Missouri laws, our insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay us dividends of approximately $48.2 million during 2008 without prior regulatory approval.

Form 10-K: 43

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Under the terms of the management agreements with First Professionals and APAC, we receive management fees equal to 115 percent of the costs incurred.  The additional 15 percent provision in the First Professionals and APAC management fees is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements.  In the case of the agreement with APAC, the total annual management fees are also limited to an amount not to exceed those that would have been paid under the terms of its former management agreement.  The payment of losses and LAE and insurance operating expenses (including reinsurance costs) in the ordinary course of business are the principal needs for our insurance subsidiaries’ liquid funds.  The principal sources of cash from their operations to meet ongoing liquidity requirements are the premiums collected for the insurance sold, and income on the investment of those funds.

A number of factors could cause unexpected changes in our consolidated liquidity and capital resources, including, but not limited to, the following:

•
Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force resulting in unanticipated changes in liquidity provided by our insurance subsidiaries;

•	Unexpected changes in the amounts needed to defend and settle claims at our insurance subsidiaries;
•	Unexpected changes in operating costs, including new guarantee fund assessments or increased taxes;
•	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables; and
•	Possible impairment of any of our investments.

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

Sources of liquidity include cash from operations, proceeds from the sale of subsidiaries, routine sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash used in operating activities was $31.4 million for 2007 compared to net cash provided by operating activities of $75.4 million and $90.4 million for 2006 and 2005, respectively.  A portion of the decline in cash provided by operating activities was the result of higher net paid losses and LAE that was primarily due to the commutation of the reinsurance agreements between First Professionals and PRI.  Also contributing to the decline were lower premiums received associated with the decline in written premiums and higher income tax deposits.

Net cash flows provided by investing activities was $11.6 million for 2007 compared to net cash flows used in investing activities of $27.3 million and $130.8 million for 2006 and 2005, respectively.  The increase in net cash provided by investing activities is primarily due to transactions involving fixed income securities and short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio.  Net sales and maturities of fixed income securities, equity securities and short-term investments, were $15.9 million for 2007, compared to net purchases of $61.0 million and $133.1 for 2006 and 2005, respectively.

Net cash flows used in financing activities was $48.5 million for 2007 compared to $16.0 million for 2006 and net cash flows provided by financing activities of $2.1 million for 2005.  The increase in net cash used in financing activities for 2007 was primarily due to the repurchase of common shares under our stock repurchase program, which totaled $50.7 million compared to $24.6 million in 2006.

Form 10-K: 44

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

As of December 31, 2007, we had cash and investments of $781.3 million.  Included within cash and investments were cash and cash equivalents of $70.2 million and short-term investments, equity securities and fixed income securities, available-for-sale, with a fair value of approximately $705.6 million.  Approximately $58.8 million of our fixed income securities and short-term investments have scheduled maturities during the next 12 months.  We believe that our cash and investments as of December 31, 2007, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

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

(in thousands)	As of	As of
	December 31, 2007	December 31, 2006
Long-term debt	$46,083	46,083
Shareholders' equity	$295,597	285,254
Ratio of debt to total capitalization	13.5%	13.9%

Long-term debt – During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million.  The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another.  In accordance with the guidance given in FASB Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts.

The securities are uncollateralized and bear floating interest rates equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (the interest rates ranged from 8.86 percent to 9.32 percent as of December 31, 2007).  The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50 percent.  We have also purchased interest rate collars designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.  We have the option to call the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional call date in five years.  In the case of the potential earlier call date, the redemption or call price payable by us may be different than par.  The securities have stated maturities of 30 years and are due in May and October 2033.

Other Significant Financial Position Accounts

Premiums receivable declined 23 percent to $65.2 million as of December 31, 2007, from $84.2 million as of December 31, 2006.  The decline in premiums receivable is primarily associated with the decline in direct premiums written at our insurance subsidiaries.

Reinsurance recoverable on paid losses declined 80 percent to $3.5 million as of December 31, 2007, from $17.1 million as of December 31, 2006.  The decline in reinsurance recoverable on paid losses is primarily due to the collection of amounts under our primary excess of loss reinsurance treaty.

Form 10-K: 45

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk.  Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate.  At December 31, 2007 our receivables from reinsurers totaled $157.6 million.  We have not experienced difficulty in collecting amounts from reinsurers due to the financial condition of the reinsurers.  Should future events lead us to believe that any reinsurer is unable to meet its obligation, adjustments to the amounts recoverable would be reflected in the results of current operations.  We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.  The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more as of December 31, 2007.

Reinsurer	A.M. Best Rating as of December 31, 2007	Amount Recoverable as of December 31, 2007 (in thousands)	Amount Recoverable as of December 31, 2006 (in thousands)
Hannover Rueckversicherungs	A	$33,926	32,706
Physicians' Reciprocal Insurers	Not Rated *	27,832	36,023
Lloyd's Syndicates	A	21,167	22,761
Transatlantic Reinsurance Company	A+	20,961	20,925
Partner Reinsurance Company of the U.S.	A+	12,907	13,409
Berkley Insurance Company	A	8,768	7,238
ACE Tempest Re	A+	5,428	3,567
Other reinsurers		25,300	40,227
Total		$156,289	176,856

*	We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized.

Ceded unearned premiums declined 16 percent to $9.8 million as of December 31, 2007 from $11.6 million as of December 31, 2006.  The decline in ceded unearned premiums is associated with a decline in ceded premiums under our reinsurance programs, which is being driven by a decline in direct premiums written.

Deferred policy acquisition costs declined 32 percent to $9.7 million as of December 31, 2007 from $14.2 million as of December 31, 2006.  Approximately $3.4 million of the decline in deferred policy acquisition costs is due to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.  In addition, deferred policy acquisition costs declined as a result of lower agent commissions driven by lower direct premiums written in 2007.

Deferred income taxes declined 11 percent to $32.6 million as of December 31, 2007 from $36.6 million as of December 31, 2006.  The decline in our net deferred tax asset is primarily a result of the PRI commutation and the resulting impact on deferred tax assets associated with unearned premiums and deferred policy acquisition costs.

Unearned premiums declined 40 percent to $108.9 million as of December 31, 2007 from $181.7 million as of December 31, 2006.  Approximately $54.5 million of the decline in unearned premiums is due to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.  In addition, unearned premiums declined as a result of lower direct premiums written.

Reinsurance payable declined 88 percent to $1.3 million as of December 31, 2007 from $10.7 million as of December 31, 2006.  Approximately $9.3 million of the decline in reinsurance payable is due to the reinsurance commutation between First Professionals and PRI effective January 1, 2007.

Form 10-K: 46

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Paid in advance and unprocessed premiums declined 18 percent to $11.0 million as of December 31, 2007 from $13.4 million as of December 31, 2006.  The decline in paid in advance and unprocessed premiums is associated with the decline in direct premiums written at our insurance subsidiaries.

Other liabilities declined 25 percent to $29.1 million as of December 31, 2007 from $38.9 million as of December 31, 2006.  The decline in other liabilities is primarily due to declines in amounts accrued for guarantee fund assessments and liabilities associated with the PRI commutation.  These transactions were paid or settled subsequent to December 31, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements.  We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk, (2) employee benefit plans, and (3) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts.  These items are discussed further below.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2007 that would give rise to previously undisclosed market, credit or financing risk.

             The following table summarizes our significant contractual obligations and commitments as of December 31, 2007, and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal payments on outstanding borrowings.  Additional information regarding these obligations is provided in Note 4, Liability for Losses and LAE, Note 8, Income Taxes, Note 10, Long-term Debt, Note 13, Employee Benefit Plans and Note 16, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Contractual Obligations (in thousands):	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Other
Liability for losses and LAE	$585,087	192,871	241,412	98,627	52,177	$—
Long-term debt obligations(1)	46,083	—	—	—	46,083	—
Interest on long-term debt(2)	102,739	3,691	7,212	7,651	84,185	—
Operating lease obligations	1,562	621	748	193	—	—
Employee benefit plan obligations(3)	6,025	6,025	—	—	—	—
Unrecognized tax benefits(4)	—	—	—	—	—	625
Other long-term liabilities	276	146	130	—	—	—
Total	$741,772	203,354	249,502	106,471	182,445	$625

(1)	All long-term debt is assumed to be settled at its contractual maturity.
(2)	Interest on long-term debt is calculated using implied forward rates for variable rate debt.
(3)	Employee benefit plan obligations are comprised of approved plan contributions and our unfunded obligation as of December 31, 2007.
(4)
Reflects amounts recognized in our statement of financial position for unrecognized tax benefits.  These items are included in the “other” column as they technically do not meet the definition of a contractual obligation as we are not contractually obligated to pay these amounts to third parties and the amount and timing of their eventual payment is sufficiently uncertain.  For additional information, see Note 8, Income Taxes to the consolidated financial statements included elsewhere herein.

Form 10-K: 47

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(1) Derivative financial instruments – As noted above, we use interest rate collars as a hedge to maintain the total borrowing costs of our long-term debt (interest expense on the debt instruments, plus or minus cash flows under the interest rate collar instruments) to within specified ranges.  Our total borrowing costs on long-term debt combined with the corresponding cash flows under the related interest rate collars, including the amortization of the initial costs of the hedging instruments, can fluctuate between $2.3 million and $4.5 million annually, until the interest rate collars expire.  During 2008, the interest rate collars will expire on dates corresponding with the first dates under the respective long-term debt agreements at which they can be retired by us at our option.

(2) Employee benefit plans – We provide pension benefits to eligible employees through various defined benefit plans that we sponsor.  For additional information about our employee benefit plans, see Note 13, Employee Benefit Plans to the consolidated financial statements included elsewhere herein.

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

The following table illustrates the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2007:

(in thousands)	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 basis point increase in the discount rate	$(174)	(513)
25 basis point decrease in the discount rate	$185	543

(3) Guarantees and contractual obligations of our trust-preferred securities – We guarantee the floating rate interest and principal obligations under the trust-preferred securities issued by three separately created, unconsolidated trusts.  In addition, the indenture agreements relating to our junior subordinated debentures and trust-preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank in equal standing with, or are junior in interest to, capital securities guarantees relating to the issuance of the debentures.  Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.  See Note 10, Long-term debt to the consolidated financial statements included elsewhere herein for additional disclosures about our trusts and junior subordinated debentures.

Form 10-K: 48

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk.  Our market risk sensitive instruments are acquired for purposes other than trading.

Interest rate risk – fixed income securities and short-term investments.  Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates.  Our exposure to interest rate fluctuations results from our significant holdings of fixed income securities and short-term investments, which comprised $690.7 million, or 97 percent, of the fair value of all our investment securities as of December 31, 2007.  Fluctuations in interest rates have a direct impact on the market valuation of these securities and could have an impact on the results of our operations and cash flows.  Generally, in a rising interest rate environment the market value of fixed income securities declines, and in a declining interest rate environment the market value of fixed income securities increases.  Some of our fixed income securities have call features.  In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates.  In a rising interest rate environment, we may sell these securities (rather than holding them to maturity) and receive less than we paid for them.

            We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs) in such a way as to minimize the likelihood of having to liquidate investments at a loss before their maturity.  Effective duration is a standard measure of interest rate sensitivity that takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds.  The effective duration of our fixed income securities and short-term investments as of December 31, 2007 was approximately 3.1.

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on future earnings, fair values or cash flows of our investment portfolio as of December 31, 2007.  The following table shows the interest rate sensitivity of our fixed income securities and short-term investments assuming a range of increases and decreases in market interest rates.  For purposes of this interest rate analysis (1), each market interest rate change is assumed uniform across the portfolio.

	Interest Rate Sensitivity Analysis
	Hypothetical	Hypothetical		Hypothetical	Hypothetical
	Decrease	Decrease	Current	Increase	Increase
	– (200 bps)	– (100 bps)	Market	+ 100 bps	+ 200 bps
Fair value (in thousands)	$732,515	711,749	690,651	668,740	646,844
Fair value / Reported value	106%	103%	100%	97%	94%

(1)
This interest rate analysis and the estimated amounts generated from the sensitivity analysis represent forward-looking statements about market risk assuming certain market conditions occur.  The analysis provided by us to illustrate the potential impact of changes in interest rates should not be considered projections of future events or losses.

Interest rate risk – long-term debt obligations and derivative financial instruments.  In addition to interest rate risk associated with our investments, we are also subject to interest rate risk associated with our long-term debt and derivative financial instruments.  As of December 31, 2007, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.

Form 10-K: 49

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We currently use interest rate collars to manage our total borrowing costs on our debt to within specified ranges.  The interest rate collars and terms as of December 31, 2007, are presented below with their corresponding effects on the floating rate interest costs associated with our long-term debt.

Notional Amount	Maturity	LIBOR	LIBOR	Floor	Cap
(in thousands)	Date	Floor (1)	Cap (1)	Rate	Rate
$ 15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$ 5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%

(1)	Based on three-month LIBOR

The interest rate collars are designed to maintain our ultimate floating rate interest costs on our trust-preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities.  The interest rate collars place floors and caps on the three-month LIBOR floating interest on notional principal corresponding with the principal amounts of each offering, until their respective maturity dates in 2008.

Under the interest rate collars, when the three-month LIBOR interest rate exceeds the specified cap rate or falls below the specified floor rate, we receive or pay, respectively, the related cash flow equal to the difference in the interest rate times the notional principal amount under the respective contracts.  The two portions of each contract working together, therefore, form a hedge against the effects of a rising three-month LIBOR rate above the cap or a falling three-month LIBOR rate below the floor.  The notional amounts of the contract are not exchanged.  Therefore, the excess of the interest expense on our securities over the cap rate, or the shortfall in interest expense under the floor, are offset by related receipts of excess interest above the caps, or the payment of the interest shortfall below the floor, respectively.  No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contract.

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

(in thousands)	December 31, 2007	Projected Cash Flows
	Fair Value	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt:
Variable rate debt (1)	$46,083	—	—	—	—	—	46,083	$46,083
Average interest rate (3)	9.5%	8.2%	7.8%	8.2%	8.5%	8.8%	9.0%

Interest rate collars:
Receive amount (2)	$389	—	—	—	—	—	—	$—
Average pay rate (3)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Average receive rate (3)	0.9%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

(1)	For debt obligations, the table presents principal cash flows.
(2)
For interest rate collars, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Form 10-K: 50

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(3)	Weighted average variable rates are based on implied forward rates in the LIBOR yield curve as of December 31, 2007.

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

Our fixed income securities and short-term investments currently reflect an average Moody’s credit quality of Aa2 (High Quality).  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  Approximately 50 percent of our fixed income securities and short-term investments consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

For additional information on our exposure to credit risk associated with Alt-A and subprime mortgage loans see the discussion under Critical Accounting Policies on Investments within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity price risk.  Equity price risk is the risk that we will incur losses due to adverse changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.  Our exposure to equity price risk is concentrated in an exchange traded fund that is comprised of stocks that pay dividends.  Typically, stocks that pay dividends experience less total volatility than the stock market as a whole.  At December 31, 2007 the fair value of our equity securities was $14.9 million.  The value of our equity securities is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio.  Values are typically based on future economic prospects as perceived by investors in the equity markets.

Item 8.  Financial Statements and Supplementary Data
The financial statements and supplementary data required to be included in this Item 8 are set forth on the pages indicated in Item 15 of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting or financial disclosure matters.

Form 10-K: 51

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 9A.  Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934) was completed as of December 31, 2007, by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our disclosure controls and procedures were found to be adequate and effective in ensuring that material information relating to FPIC and its consolidated subsidiaries, as required to be disclosed by us in our periodic reports filed with the SEC, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that occurred during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on the page indicated in Item 15 of this report.  In addition, the effectiveness of our internal control over financial reporting as of December 31, 2007 was audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm.  Their unqualified report is included in the Report of Independent Registered Certified Public Accounting Firm set forth on the pages indicated in Item 15 of this report.

Item 9B.  Other Information
There is no information required to be disclosed in a report on Form 8-K that has not been reported.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
Our Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is posted on our Internet website at http://www.fpic.com.  We intend to post any amendments or waivers thereto on our website within four business days following such amendment or waiver.

The information required in this item with respect to directors and executive officers will appear under the headings “Proposal 1.  Election of Directors” and “Executive Officers,” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts will appear under the heading “Corporate Governance,” "Report of the Audit Committee," and “Proposal 3.  Ratification of Appointment of Independent Registered Certified Public Accounting Firm” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Form 10-K: 52

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

There have been no material changes in the manner by which security holders may recommend nominees to our Board of Directors from those described in our Proxy Statement filed in connection with our 2007 Annual Meeting of Shareholders.

Item 11.  Executive Compensation
The information required in this item will appear under the headings “Director Compensation,”  “Executive Compensation” and “Compensation Committee Report” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Under our equity compensation plans, we may grant incentive stock options, non-qualified stock options, contingent stock (including performance-based awards) and restricted stock to individuals.  The number of securities remaining available for future issuance under equity compensation plans includes stock option and restricted stock grants.  Information concerning our securities authorized for issuance under equity compensation plans as of December 31, 2007 is provided below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	857,842	$20.96	962,472
Equity compensation plans not approved by security holders	—	$—	—
Total	857,842	$20.96	962,472

(1)
Under our equity compensation plans, we have granted shares in the form of restricted stock awards.  As of December 31, 2007, there were 92,413 issued and outstanding shares of such awards under these plans.  Because there is no exercise price associated with restricted share awards, which are granted to employees and directors at no cost, such shares are not included in the weighted average exercise price calculation.

Other information required in this item will appear under the heading “Beneficial Ownership of FPIC Common Stock” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.  See Note 9, Share-Based Compensation Plans to the consolidated financial statements included elsewhere herein for information about our equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required in this item will appear under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required in this item will appear under the heading “Proposal 3.  Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Form 10-K: 53

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Form 10-K: 54

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPIC Insurance Group, Inc.

February 27, 2008	By:	/s/ John R. Byers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature and Title	Title	Date
/s/ John R. Byers John R. Byers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008
/s/ Charles Divita, III Charles Divita, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2008
/s/ Kenneth M. Kirschner Kenneth M. Kirschner	Chairman of the Board	February 27, 2008
/s/ John K. Anderson, Jr. John K. Anderson, Jr.	Vice-Chairman of the Board	February 27, 2008
/s/ Robert O. Baratta, M.D. Robert O. Baratta, M.D.	Immediate Past Chairman of the Board	February 27, 2008
/s/ Richard J. Bagby, M.D. Richard J. Bagby, M.D.	Director	February 27, 2008
/s/ M.C. Harden, III M. C. Harden, III	Director	February 27, 2008
/s/ Terence P. McCoy, M.D. Terence P. McCoy, M.D.	Director	February 27, 2008
/s/ John G. Rich John G. Rich	Director	February 27, 2008
/s/ Joan D. Ruffier Joan D. Ruffier	Director	February 27, 2008
/s/ Guy T. Selander, M.D. Guy T. Selander, M.D.	Director	February 27, 2008
/s/ David M. Shapiro, M.D. David M. Shapiro, M.D.	Director	February 27, 2008

Form 10-K: 55

FPIC Insurance Group, Inc.

Form 10-K: F-1

Index to the Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Shareholders of
FPIC Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 15(1).  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2008

Form 10-K: F-2

Index to the Consolidated Financial Statements

 Management’s Report on Internal Control over Financial Reporting

FPIC Insurance Group, Inc.’s (“FPIC”) management is responsible for establishing and maintaining effective internal control over financial reporting.  Based on our assessment of internal control over financial reporting as of December 31, 2007, we have determined that FPIC maintained effective internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The effectiveness of FPIC’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

February 27, 2008	FPIC Insurance Group, Inc.

	By:	/s/ John R. Byers
President and Chief Executive Officer

	By:	/s/ Charles Divita, III
Chief Financial Officer

Form 10-K: F-3

Index to the Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of December 31,
	2007	2006
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$689,172	690,895
Equity securities, available-for-sale, at fair value	14,912	—
Short-term investments	1,479	29,814
Other invested assets	5,494	6,600
Total investments (Note 6)	711,057	727,309

Cash and cash equivalents	70,229	138,688
Premiums receivable (net of an allowance of $300 and $400 as of December 31, 2007 and 2006, respectively)	65,221	84,227
Accrued investment income	8,439	8,969
Reinsurance recoverable on paid losses	3,458	17,097
Due from reinsurers on unpaid losses and advance premiums	144,335	158,868
Ceded unearned premiums	9,764	11,608
Deferred policy acquisition costs	9,662	14,204
Deferred income taxes	32,566	36,642
Goodwill	10,833	10,833
Other assets	11,458	10,614
Total assets	$1,077,022	1,219,059

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$585,087	642,955
Unearned premiums	108,894	181,695
Reinsurance payable	1,268	10,717
Paid in advance and unprocessed premiums	10,981	13,419
Total policy liabilities and accruals	706,230	848,786

Long-term debt	46,083	46,083
Other liabilities	29,112	38,936
Total liabilities	781,425	933,805

Commitments and contingencies (Note 16)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 8,949,401 and 10,063,937 shares issued and outstanding at December 31, 2007 and 2006, respectively	895	1,006
Additional paid-in capital	—	37,735
Retained earnings	295,586	252,490
Accumulated other comprehensive loss, net	(884)	(5,977)
Total shareholders' equity	295,597	285,254
Total liabilities and shareholders' equity	$1,077,022	1,219,059

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K: F-4

Index to the Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Income

(in thousands, except earnings per common share)	For the year ended December 31,
	2007	2006	2005
Revenues
Net premiums earned	$198,899	226,965	226,042
Net investment income	31,309	32,242	25,005
Net realized investment (losses) gains	(565)	80	(980)
Other income	381	485	641
Total revenues	230,024	259,772	250,708

Expenses
Net losses and loss adjustment expenses	103,852	151,648	166,657
Other underwriting expenses	44,880	50,983	36,440
Interest expense on debt	4,472	4,291	3,495
Other expenses	62	5,729	8,247
Total expenses	153,266	212,651	214,839

Income from continuing operations before income taxes	76,758	47,121	35,869
Less: Income tax expense	25,668	14,182	10,387
Income from continuing operations	51,090	32,939	25,482

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	6,637	7,807
(Loss) gain on disposal of discontinued operations (net of income taxes)	(191)	12,012	1,733
Discontinued operations	(191)	18,649	9,540

Net income	$50,899	51,588	35,022

Basic earnings per common share:
Income from continuing operations	$5.42	3.20	2.50
Discontinued operations	(0.02)	1.82	0.93
Net income	$5.40	5.02	3.43

Basic weighted average common shares outstanding	9,418	10,284	10,220

Diluted earnings per common share:
Income from continuing operations	$5.23	3.09	2.37
Discontinued operations	(0.02)	1.74	0.89
Net income	$5.21	4.83	3.26

Diluted weighted average common shares outstanding	9,768	10,671	10,740

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K: F-5

Index to the Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Gain (Loss), Net	Comprehensive Income	Total
Balances at December 31, 2004	10,069,532	$1,007	$47,871	$—	$165,880	$2,362		$217,120

Net income	—	—	—	—	35,022	—	$35,022	35,022
Other comprehensive income (loss), net of tax
Minimum pension liability adjustment, net of tax	—	—	—	—	—	392	392	392
Unrealized loss on invested assets, net of tax	—	—	—	—	—	(7,019)	(7,019)	(7,019)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	34	34	34
Other comprehensive loss							(6,593)
Comprehensive income							$28,429

Restricted stock	76,519	8	2,367	(1,742)	—	—		633
Issuance of shares	236,524	23	3,590	—	—	—		3,613
Repurchase of shares	(43,470)	(4)	(1,536)	—	—	—		(1,540)
Income tax reductions relating to exercise of stock options	—	—	1,335	—	—	—		1,335
Balances at December 31, 2005	10,339,105	1,034	53,627	(1,742)	200,902	(4,231)		249,590

Net income	—	—	—	—	51,588	—	$51,588	51,588
Other comprehensive income (loss), net of tax
Unrealized loss on invested assets, net of tax	—	—	—	—	—	(587)	(587)	(587)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	10	10	10
Other comprehensive loss							(577)
Comprehensive income							$51,011

Cumulative adjustment to adopt FAS 158	—	—	—	—	—	(1,169)		(1,169)
Restricted stock	35,408	3	(618)	1,742	—	—		1,127
Issuance of shares	363,422	36	5,699	—	—	—		5,735
Repurchase of shares	(673,998)	(67)	(24,827)	—	—	—		(24,894)
Share-based compensation	—	—	1,104	—	—	—		1,104
Income tax reductions relating to exercise of stock options	—	—	2,750	—	—	—		2,750
Balances at December 31, 2006	10,063,937	1,006	37,735	—	252,490	(5,977)		285,254

Net income	—	—	—	—	50,899	—	$50,899	50,899
Other comprehensive income (loss), net of tax
Unrealized gain on invested assets, net of tax	—	—	—	—	—	4,276	4,276	4,276
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	211	211	211
Prior service cost	—	—	—	—	—	29	29	29
Transition obligation	—	—	—	—	—	19	19	19
Net loss on pension plan	—	—	—	—	—	558	558	558
Other comprehensive income							5,093
Comprehensive income							$55,992

Cumulative adjustment to adopt FIN 48	—	—	—	—	(84)	—		(84)
Restricted stock	34,549	3	1,526	—	—	—		1,529
Issuance of shares	88,845	9	1,827	—	—	—		1,836
Repurchase of shares	(1,237,930)	(123)	(42,895)	—	(7,719)	—		(50,737)
Share-based compensation	—	—	1,133	—	—	—		1,133
Income tax reductions relating to exercise of stock options	—	—	674	—	—	—		674
Balances at December 31, 2007	8,949,401	$895	$—	$—	$295,586	$(884)		$295,597

The accompanying notes are an integral part of the consolidated financial statements.
Form 10-K: F-6

Index to the Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows

(in thousands)	For the year ended December 31,
	2007	2006	2005
Operating Activities
Net income	$50,899	51,588	35,022
Less: Discontinued operations	(191)	18,649	9,540
Income from continuing operations	51,090	32,939	25,482
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative adjustment to adopt FIN 48	(84)	—	—
Depreciation, amortization and accretion	24,565	28,652	27,850
Net realized losses (gains) on investments	565	(80)	980
Net loss (earnings) on equity investment	24	(792)	—
Bad debt expense	241	288	278
Deferred policy acquisition costs, net of related amortization	(16,645)	(21,249)	(24,090)
Deferred income tax expense (benefit)	979	(5,475)	(2,252)
Writedown of intangible assets	—	—	375
Deferred ceding commission, net of related amortization	—	—	(1,246)
Excess tax benefits from share-based compensation	(430)	(2,914)	—
Share-based compensation	2,662	2,224	559
Other Changes in Assets and Liabilities	—
Premiums receivable, net	18,764	10,333	(642)
Accrued investment income	530	(156)	(1,581)
Reinsurance recoverable on paid losses	13,639	(2,511)	4,554
Due from reinsurers on unpaid losses and advance premiums	14,533	144,979	29,572
Ceded unearned premiums	1,844	2,454	14,085
Other assets and liabilities	(1,130)	9,083	6,086
Losses and loss adjustment expenses	(57,868)	(20,511)	28,348
Unearned premiums	(72,801)	(6,995)	11,687
Reinsurance payable	(9,449)	(93,860)	(30,062)
Paid in advance and unprocessed premiums	(2,438)	(1,049)	389
Net cash (used in) provided by operating activities	(31,409)	75,360	90,372

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	105,561	44,419	306,511
Sales of other invested assets	—	86	521
Maturities of fixed income securities, available-for-sale	24,465	49,476	10,451
Maturities of short-term investments	29,543	47,096	13,825
Disposition of subsidiary, net of cash paid	—	34,350	3,121
Purchases of
Fixed income securities, available-for-sale	(126,656)	(171,858)	(403,203)
Equity securities, available-for-sale	(15,503)	—	—
Short-term investments	(1,480)	(30,095)	(60,712)
Other invested assets	(34)	(623)	(218)
Property and equipment	(4,284)	(114)	(1,090)
Net cash provided by (used in) investing activities	11,612	(27,263)	(130,794)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K: F-7

Index to the Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows (continued)

(in thousands)	For the year ended December 31,
	2007	2006	2005
Financing Activities
Issuance of common stock	1,836	5,735	3,613
Repurchase of common stock	(50,737)	(24,607)	(1,540)
Excess tax benefits from share-based compensation	430	2,914	—
Net cash (used in) provided by financing activities	(48,471)	(15,958)	2,073

Discontinued Operations
Net cash (used in) provided by operating activities	(191)	4,639	14,894
Net cash used in investing activities	—	(785)	(2,101)
Net cash provided by financing activities	—	—	—
Net cash (used in) provided by discontinued operations	(191)	3,854	12,793

Net (decrease) increase in cash and cash equivalents	(68,459)	35,993	(25,556)
Cash and cash equivalents at beginning of period (including discontinued operations)	138,688	102,695	128,251
Cash and cash equivalents at end of period (including discontinued operations)	70,229	138,688	102,695
Less cash and cash equivalents of discontinued operations at end of period	—	—	9,725
Cash and cash equivalents at end of period (excluding discontinued operations)	$70,229	138,688	92,970

Supplemental disclosure of cash flow information:
Interest paid on debt	$4,409	4,195	3,308
Federal income taxes paid	$22,074	14,309	10,480

Supplemental disclosure of non cash investing and financing activities:
Investing activities
Transfer of investments pursuant to assumed reinsurance commutation	$46,077	—	—

Financing activities
Issuance of restricted stock	$1,212	886	—
Share-based compensation	$2,662	2,224	559

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K: F-8

FPIC Insurance Group, Inc.
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

We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as an insurance carrier that bears underwriting risks.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida and the fifteenth largest provider nationally.  Based on the latest available premium data published by A.M. Best Company, Florida, our primary market, is the third largest market for MPL insurance in the United States.  We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

Prior to our disposition of our former TPA operations in June 2005 and the disposition of our former insurance management operations in September 2006, we operated in multiple segments.  We engage solely in insurance operations, which we actively conduct through the following subsidiaries:

• Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC
• FPIC Insurance Agency, Inc., a wholly owned subsidiary of FPIC
• First Professionals, a wholly owned subsidiary of FPIC
• The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals
• Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere
• Interlex Insurance Company, a wholly owned subsidiary of Intermed

As a holding company, we possess assets that consist primarily of the stock of our subsidiaries, and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include dividends and management fees from our insurance subsidiaries, which are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services.

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

Form 10-K: F-9

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Revenue Recognition.  Premium income, which is our main source of revenue, is generally recognized pro-rata over the respective period of each policy.  Premium receivables are recorded net of an estimated allowance for uncollectible amounts.  Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy.  In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and policy acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write-down of deferred policy acquisition costs and corresponding charge to income.  In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

 Losses and LAE.  Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.  MPL insurance is our primary line of business and accounted for 98 percent of our total consolidated liability for losses and LAE for both 2007 and 2006.  Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured events as of the end of the period.  The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not reported (“IBNR”).  Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled.  This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our claims-made policy coverage.

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

Using internal actuarial staff, we analyze and develop projections of ultimate losses that are used to establish our carried reserves.  In performing our review, we separate reserves by line of business, coverage type, layer of coverage, geography and accident year.  By doing so, we are able to evaluate the unique patterns of development and trends for each line of business.  We then select a point estimate for each line with due regard for the age, characteristics and volatility of the portion of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type.  This series of selected point estimates, along with other relevant quantitative and qualitative information, is then evaluated to produce an overall best estimate of our total liability for losses and LAE.

Form 10-K: F-10

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm to corroborate the adequacy of our carried reserves.  Our best estimate may differ from the selected reserve estimate of our independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below.  While our assessment may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate.  A typical range of reasonable values for MPL reserve estimates is considered as wide as 15 percent; thus, in addition to the performance of the business itself, our results of operations and financial position are very sensitive to our reserve estimates and judgments.

Our range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2007 was $387.5 million to $450.3 million. The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves.  The reserve opinions of our independent actuary for the year ended December 31, 2007 will be filed with state insurance regulators along with the statutory financial statements of our insurance companies.  The reserve opinions of our independent actuary for the year ended December 31, 2006 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies. The primary factors affecting our estimates of how much we will pay and therefore our reserve for insurance claims, defense and other related costs are:

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

Form 10-K: F-11

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Reserve for Extended Reporting Endorsements – A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit.  Coverage is provided to the physician for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability or retirement.  The loss exposure associated with this product is known as extended reporting endorsement claims.  The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage.  The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age.  These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums.  Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE.  Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is necessary.  At December 31, 2007 and 2006, our carried DD&R reserves were $23.6 million and $81.0 million, respectively, which include a discount related to the present value calculation of approximately $10.8 million and $31.4 million, respectively.  A one percentage point change in our discount rate of 5 percent related to our DD&R reserves as of December 31, 2007, would result in an approximate addition or reduction in our reserve of approximately $2.8 million.  Effective January 1, 2007, we commuted our assumed DD&R reserves, which were $54.5 million.  Excluding these reserves, our carried DD&R reserves at December 31, 2006 were $26.6 million.  For additional information, see Note 5, Reinsurance.

Investments.  All of our investments in fixed income securities are classified as available-for-sale and reported at their estimated fair values, based on quoted market prices, in our consolidated statements of financial position, with any change in fair values during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income.  Beginning in 2007, we began investing in equity securities, which are classified as available-for-sale securities and reported at fair value.  Our equity securities accounted for $14.9 million of our total investments as of December 31, 2007.  Short-term investments, which have a maturity of one year or less at acquisition, were $1.5 million and $29.8 million as of December 31, 2007 and 2006 and are reported at fair value.  Other invested assets include real estate investments, which consist of a building, a condominium unit and developed land.  These investments are carried at cost less accumulated depreciation.  Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method.  The estimated useful life of our building is 39 years.  Rental income and expenses are included in net investment income.  Other invested assets also include certain investments in non-public entities, which are reported at their estimated fair values.

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
•
Issuer-specific considerations, including an issuer’s short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default;

•	The occurrence of a significant economic event that may affect the industry in which an issuer participates; and
•	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value.

Form 10-K: F-12

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
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

The U.S. residential mortgage market is experiencing a decline due to credit quality deterioration in a significant portion of loans originated, primarily to sub-prime borrowers.  The slowing U.S. residential mortgage market has caused many sub-prime borrowers to be unable to refinance their mortgage loans, particularly those customers who had adjustable rate mortgages that reset at a higher rate than the rate at the origination of their mortgage.  As a result, there has been a significant increase in delinquency and foreclosure rates within the United States.  We do not engage in subprime residential mortgage lending, which is the origination of residential mortgage loans to customers with weak credit profiles including the use of relaxed mortgage underwriting standards to provide affordable mortgage products.  Our exposure to sub-prime residential mortgage lending is through investments within our fixed income investment portfolio that contain securities collateralized by mortgages that have characteristics of sub-prime lending.  These investments are in the form of asset-backed securities supported by sub-prime mortgage loans.  The collective carrying value of these investments is approximately $3.3 million, representing less than 1 percent of our total fixed income investments, and all of these securities had a Standard & Poor’s credit rating of AAA.  We also hold investments collateralized by Alt-A mortgage loans, which are in the form of mortgage-backed securities.  The collective carrying value of these investments is approximately $3.6 million as of December 31, 2007, representing less than 1 percent of our total fixed income investments, and all of these securities had a Standard & Poor’s credit rating of AAA.  None of our subprime or Alt-A investments were other than temporarily impaired as of December 31, 2007.  We manage our sub-prime and Alt-A risk exposure by maintaining high credit quality investments, limiting our holdings in these types of instruments and utilizing investment advisors who perform ongoing analyses of cash flows, prepayment speeds, default rates and other stress variables.  While our exposure to subprime and Alt-A investments is not significant to our total investment portfolio, if the residential mortgage market continues to decline and / or the decline expands beyond the U.S. sub-prime and Alt-A residential mortgage market, such events could ultimately have an impact on other mortgage-backed securities held within our investment portfolio.

See Note 6, Investments for additional disclosures concerning investments.

Reinsurance.  Net premiums written, net premiums earned, losses and LAE, and underwriting expenses are reported in our consolidated statements of income net of the amounts for reinsurance ceded to other companies.  Amounts recoverable from reinsurers including those related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets in our consolidated statements of financial position.  Reinsurance recoverables related to unpaid losses and LAE are estimated in a manner consistent with the terms of each respective reinsurance agreement.  Reinsurance assumed from other companies including assumed premiums written and earned, losses and LAE and underwriting expenses, principally ceding commissions, are accounted for in the same manner as direct insurance written.

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

Form 10-K: F-13

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Income Taxes – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine if it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once we determine that a position meets the “more-likely-than-not” recognition threshold, the position is then measured to determine the amount of benefit to recognize in the financial statements.  The provisions of FIN 48 were effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle of $0.08 million recorded as an adjustment to opening retained earnings.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2004.  Our income tax returns for 2005 and 2006 have not been examined by the IRS and remain open under the applicable statute of limitations.  The Internal Revenue Service (the “IRS”) commenced an examination of our 2004 U.S. income tax return during 2006.  The examination was closed in February 2007 with no significant adjustments. Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.  During 2007, we recognized $0.08 million in interest.  We had approximately $0.1 million and $0.03 million accrued for the payment of interest as of December 31, 2007 and January 1, 2007, respectively.

We provide for income taxes in accordance with the provisions of Financial Accounting Standard (“FAS”) 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized.  Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations.  We have not established any material valuation allowance, as we believe it is more likely than not that our deferred tax assets will be fully realized.  For additional information concerning our income taxes, see Note 8, Income Taxes.

Share-Based Payment. In December 2004, the FASB issued FAS 123(R), Share-Based Payment, which is a revision of FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  On January 1, 2006, we adopted the provisions of FAS 123(R) using the modified prospective method.  Prior period financial statements have not been restated to reflect fair value share-based compensation expense.  FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).  FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  Total cash flow remains unchanged from what would have been reported under prior accounting rules.  During 2006, we recorded additional financing cash flows of $2.9 million as the result of adopting FAS 123(R).  In determining the pool of windfall tax benefits for purposes of calculating assumed proceeds under the treasury stock method, we exclude the impact of pro forma deferred tax assets.  We elected to use the short-cut method in determining our pool of windfall tax benefits upon adoption of FAS 123(R).

Form 10-K: F-14

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

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

(in thousands, except earnings per common share)	For the year ended December 31,
	2007	2006	2005
Reported net income	$50,899	51,588	35,022
Share-based compensation expense determined under the fair value based method, net of income taxes	—	—	(1,166)
Comparative net income	$50,899	51,588	33,856

Basic earnings per common share as reported	$5.40	5.02	3.43
Basic earnings per common share comparative	$5.40	5.02	3.32
Basic weighted-average common shares outstanding	9,418	10,284	10,220

Diluted earnings per common share as reported	$5.21	4.83	3.26
Diluted earnings per common share comparative	$5.21	4.83	3.15
Diluted weighted-average common shares outstanding	9,768	10,671	10,740

See Note 9, Share-Based Compensation Plans, for additional information.

Pension Benefits. In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  In accordance with FAS 158, we recognized a liability for the under-funded status of our defined benefit plans for the difference between the plans’ projected benefit obligation and the fair value of plan assets.  We also recorded all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income.  Such amounts are reclassified into earnings as components of net periodic benefit cost pursuant to the current recognition and amortization provisions of FAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions.  FAS 158 requires us to measure plan assets and benefit obligations as of the date of our statement of financial position.  As allowed by the standard, we will adopt the measurement date requirement in fiscal year 2008.  We currently use a measurement date of October 1 for our pension plans.  The impact of adopting the measurement date requirement is expected to approximate a reduction of $0.2 million to retained earnings as of January 1, 2008.

Form 10-K: F-15

FPIC Insurance Group, Inc.
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

Goodwill and Other Intangible Assets.  We have made acquisitions in the past that have included goodwill.  In accordance with FAS 142, Goodwill and Other Intangible Assets, we make an annual assessment by reporting unit as to whether the value of our goodwill is impaired.  We completed such assessments in 2007, 2006, and 2005 and concluded that the value of our goodwill assets was not impaired.  We use both a market-based valuation analysis and a discounted cash flow analysis to estimate the fair value of each reporting unit.  Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value.  During 2006, we sold our insurance management operations, which included $8.0 million in goodwill, to a private investor.

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

Form 10-K: F-16

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

New Accounting Pronouncements.
In September 2006, the FASB issued FAS 157, Fair Value Measurements.  The standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FAS 157 is applicable to all other accounting pronouncements that require or permit fair value measurements and therefore does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current valuation and accounting practices.  For fiscal years beginning after November 15, 2007, we will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  FAS 157 implementation for other non-financial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008.  The adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FAS 115.  The standard allows entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The standard does not affect existing accounting literature that requires certain assets and liabilities to be carried at fair value.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of FAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FAS 141(R), Business Combinations.  This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.  It does not apply to: (a) the formation of a joint venture, (b) the acquisition of an asset or a group of assets that does not constitute a business, (c) a combination between entities or businesses under common control, (d) a combination between not-for-profit organizations or (e) the acquisition of a for-profit business by a not-for-profit organization.  FAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FAS 141(R) is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R), Business Combinations.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FAS 160 is not expected to have a material impact on our consolidated financial statements.

Form 10-K: F-17

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

3.	Reconciliation of Basic and Diluted Earnings Per Common Share
The table below presents data with respect to our basic and diluted earnings per common share.

(in thousands, except earnings per common share)	For the year ended December 31,
	2007	2006	2005
Net Income:
Income from continuing operations	$51,090	32,939	25,482
Discontinued operations	(191)	18,649	9,540
Net income	$50,899	51,588	35,022

Basic Earnings per Common Share:
Income from continuing operations	$5.42	3.20	2.50
Discontinued operations	(0.02)	1.82	0.93
Net income	$5.40	5.02	3.43

Diluted Earnings per Common Share:
Income from continuing operations	$5.23	3.09	2.37
Discontinued operations	(0.02)	1.74	0.89
Net income	$5.21	4.83	3.26

Basic weighted average shares outstanding	9,418	10,284	10,220
Common stock equivalents (1), (2)	350	387	520
Diluted weighted average shares outstanding	9,768	10,671	10,740

(1)
Outstanding stock options totaling 99,586 and 97,919 options for the years ended December 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

(2)
Outstanding stock options totaling 49,525 for the year ended December 31, 2005 were excluded from the calculation of diluted earnings per common share because the exercise prices of the stock options were higher than the average price of the common shares, and therefore were antidilutive.

Form 10-K: F-18

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

4.	Liability for Losses and LAE
The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)	For the year ended December 31,
	2007	2006	2005
Gross balance, January 1	$642,955	663,466	635,118
Less reinsurance recoverables	158,868	303,847	333,419
Net balance, January 1	484,087	359,619	301,699

Incurred Related To:
Current year	133,834	156,711	166,687
Prior years	(16,000)	(5,063)	(30)
Commutation of assumed reinsurance (1)	(13,982)	—	—
Total incurred	103,852	151,648	166,657

Paid Related To:
Current Year	(9,884)	(10,166)	(21,023)
Prior Years	(108,149)	(103,430)	(97,894)
Total paid excluding commmutations	(118,033)	(113,596)	(118,917)
Commutations (1), (2), (3), (4)	(29,154)	86,416	10,180
Total paid	(147,187)	(27,180)	(108,737)

Net balance, December 31	440,752	484,087	359,619
Plus reinsurance recoverables	144,335	158,868	303,847
Gross balance, December 31	$585,087	642,955	663,466

(1)
Effective January 1, 2007, First Professionals commuted all assumed reinsurance treaties with Physicians’ Reciprocal Insurers (“PRI”) under which First Professionals acted as a reinsurer.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized a decrease in incurred losses of $14.0 million and an after-tax gain of $9.7 million as a result of the commutation.

(2)
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

(3)
During November 2006, First Professionals entered into an agreement with CX Re to commute its ceded reinsurance agreement.  Under the terms of the agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $2.4 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

(4)
During May 2005, First Professionals and APAC entered into agreements to commute their 25 percent quota share reinsurance ceded to American Professional Assurance, Ltd. (“APAL”).  Under the terms of the agreement, First Professionals and APAC assumed loss and LAE reserves previously ceded of approximately $10.2 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

Form 10-K: F-19

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Losses and LAE related to the current year decreased approximately 15 percent for the year ended December 31, 2007 compared to 2006.  Our net premiums earned declined 12 percent for the year ended December 31, 2007 compared to 2006.  Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year declined to 67.3 percent for the year ended December 31, 2007 compared to 69.0 percent for the same period in 2006 as a result of favorable claims trends, including the level of newly reported claims and incidents.  Severity of claims also continued to be within our expectations.

Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years.  Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made.  As noted in the table above, our loss and LAE reserve estimates for prior years decreased $16.0 million, excluding the impact of the PRI commutation, which decreased incurred losses and LAE on prior years by $14.0 million.  The favorable prior year loss development reflects a decline in expected ultimate losses for years prior to 2007, primarily the 2004 through 2006 accident years, as a result of improved claim trends including lower frequency, a lower number of claims closed with indemnity payment and stable severity.

While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

5.	Reinsurance
The effect of reinsurance on premiums written and earned and losses and LAE is presented in the table below.

(in thousands)	For the year ended December 31,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$151,575	224,376	251,424	258,420	289,022	277,335
Ceded	(23,632)	(25,477)	(29,001)	(31,455)	(37,208)	(51,293)
Net	$127,943 (1)	198,899	222,423	226,965	251,814	226,042

(in thousands)	For the year ended December 31,
	2007	2006	2005
Losses and LAE	$121,721	171,739	233,246
Reinsurance recoveries	(17,869)	(20,091)	(66,589)
Net losses and LAE	$103,852	151,648	166,657

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with PRI.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net premiums written.

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk.  Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  At December 31, 2007 our recoverable from reinsurers was approximately $157.6 million.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of the reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

Form 10-K: F-20

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

The table below displays certain aspects of the coverage provided by our excess of loss reinsurance program:

Treaty Year:
	2005	2006	2007	2008
Coverage A	Losses * of $2.5 million in excess of $0.5 million	Losses * of $2.5 million in excess of $0.5 million	Losses * of $4.5 million in excess of $0.5 million	Losses * of $4.5 million in excess of $0.5 million
Coverage B (applies to policies with limits in excess of $1.0 million)	Losses * of $4.0 million in excess of $1.0 million	Losses * of $4.0 million in excess of $1.0 million	Losses * of $4.0 million in excess of $1.0 million	Losses * of $4.0 million in excess of $1.0 million
Loss Corridor	FPIC retains ceded losses between 80 percent and 110 percent of ceded premiums	None	None	None
* Losses include 90 percent of extra-contractual obligations and losses in excess of policy limits

The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more.

Reinsurer	A.M. Best Rating as of December 31, 2007	Amount Recoverable as of December 31, 2007 (in thousands)	Amount Recoverable as of December 31, 2006 (in thousands)
Hannover Rueckversicherungs	A	$33,926	32,706
Physicians' Reciprocal Insurers	Not Rated *	27,832	36,023
Lloyd's Syndicates	A	21,167	22,761
Transatlantic Reinsurance Company	A+	20,961	20,925
Partner Reinsurance Company of the U.S.	A+	12,907	13,409
Berkley Insurance Company	A	8,768	7,238
ACE Tempest Re	A+	5,428	3,567
Other reinsurers		25,300	40,227
Total		$156,289	176,856

*	We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized.

PRI Commutation.  During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized an after-tax gain of $9.7 million as a result of the commutation.

APAL Commutation.  During May 2005, First Professionals and APAC entered into agreements to commute their 25 percent quota share ceded reinsurance with APAL.  Under the terms of the agreements, the two companies assumed loss and LAE reserves previously ceded under the contracts of approximately $10.2 million and received a comparable amount of assets in the form of cash and investments, resulting in no material gain or loss on the transaction.

Form 10-K: F-21

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

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

6.	Investments
The amortized cost and estimated fair value of fixed income securities, equity securities and short-term investments were as follows:

(in thousands)	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States, municipalities and political subdivisions	$342,762	1,923	738	343,947
Corporate securities	166,159	1,591	2,793	164,957
Mortgage-backed and asset-backed securities	148,347	1,037	1,260	148,124
U.S. Government agencies and authorities	33,096	608	81	33,623
Equity securities, available-for-sale	15,503	7	598	14,912
Total fixed income securities, available-for-sale, equity securities, available-for-sale, and short-term investments	$705,867	5,166	5,470	705,563

(in thousands)	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States, municipalities and political subdivisions	$365,214	1,086	3,918	362,382
Corporate securities	146,251	649	2,359	144,541
Mortgage-backed and asset-backed securities	138,233	289	2,091	136,431
U.S. Government agencies and authorities	78,100	255	1,000	77,355
Total fixed income securities, available-for-sale, and short-term investments	$727,798	2,279	9,368	720,709

Form 10-K: F-22

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

The following tables summarize, for all fixed income securities, available-for-sale, equity securities and short-term investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of December 31, 2007
	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States, municipalities and political subdivisions	$122,663	738	6,831	11	115,832	727
Corporate securities	82,854	2,793	26,513	980	56,341	1,813
Mortgage-backed and asset-backed securities	71,419	1,260	15,082	183	56,337	1,077
U.S. Government agencies and authorities	15,902	81	10,569	38	5,333	43
Equity securities, available-for-sale	14,831	598	14,831	598	—	—
Total fixed income securities, available-for-sale, equity securities, available-for-sale, and short-term investments	$307,669	5,470	73,826	1,810	233,843	3,660

(in thousands)	As of December 31, 2006
	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States, municipalities and political subdivisions	$271,433	3,918	55,932	159	215,501	3,759
Corporate securities	100,388	2,359	18,304	128	82,084	2,231
Mortgage-backed and asset-backed securities	109,298	2,091	48,830	250	60,468	1,841
U.S. Government agencies and authorities	40,381	1,000	7,861	66	32,520	934
Total fixed income securities, available-for-sale, and short-term investments	$521,500	9,368	130,927	603	390,573	8,765

The unrealized losses at December 31, 2007 and 2006 were primarily attributable to the impact of increases in interest rates.  We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates.  Therefore, we do not consider any of the securities carried in an unrealized loss position to be other-than-temporarily impaired.  For the years ended December 31, 2007 and 2005, we recorded pre-tax charges to earnings for investments that were other-than-temporarily impaired of $1.1 million and $0.7 million, respectively.  These charges reduced the cost basis of those securities and reclassified the unrealized loss from accumulated other comprehensive (loss) income to net realized investment losses.  Approximately $0.8 million of the other-than-temporary impairment in 2007 related to an investment in a limited partnership, with the remaining $0.3 million relating to certain fixed income securities.  The impairment in 2005 related solely to fixed income securities. No investment impairments were recorded during 2006.  We evaluate our investment portfolio on a quarterly basis to identify securities that may be other-than-temporarily impaired.  Our analysis takes into account relevant factors, both quantitative and qualitative in nature.  Note 2, Significant Accounting Policies, above, discusses the factors we consider in determining whether an investment is other-than-temporarily impaired.  Note 2, Significant Accounting Policies, also provides additional information with regard to our exposure to sub-prime investments.

Form 10-K: F-23

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Realized investment gains (losses) and net investment income are summarized below:

(in thousands)	For the year ended December 31,
	2007	2006	2005
Fixed income securities, available-for-sale, and short-term investments:
Gross realized gains	$877	393	1,177
Gross realized losses	(430)	(372)	(1,459)
Other-than-temporary impairments	(279)	—	(698)

Other invested assets:
Gross realized gains	58	59	—
Other-than-temporary impairments	(791)	—	—
Net realized investment gains (losses)	$(565)	80	(980)

(in thousands)	For the year ended December 31,
	2007	2006	2005
Fixed income securities, available-for-sale and short-term investments	$28,103	25,824	23,279
Equity securities, available-for-sale	322	—	—
Other invested assets	602	1,641	797
Cash and cash equivalents	4,666	6,851	2,778
Total investment income	33,693	34,316	26,854
Less: Investment expense	(2,384)	(2,074)	(1,849)
Net investment income	$31,309	32,242	25,005

The amortized cost and estimated fair value of fixed income securities, available-for-sale, and short-term investments by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of December 31, 2007
	Amortized Cost	Fair Value
Due in one year or less	$59,059	58,782
Due after one year through five years	341,483	342,162
Due after five years through ten years	98,996	98,999
Due after ten years	42,479	42,584
	542,017	542,527
Mortgage-backed and asset-backed securities	148,347	148,124
Total fixed income securities, available-for-sale, and short-term investments	$690,364	690,651

As of December 31, 2007 and 2006, investments in securities and cash with an amortized cost of $16.1 million and $16.1 million, respectively and a fair value of $16.3 million and $16.1 million, respectively, were on deposit with the insurance departments in various states as required by law.

Form 10-K: F-24

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

As of December 31, 2007 and 2006, investment securities and cash with an amortized cost of $6.9 million and $127.3 million, respectively, and a fair value of $6.8 million and $126.3 million, respectively, were held in trust accounts as collateral for reinsurance assumed as required by law in certain states in which we assume insurance business.  As discussed in Note 5, Reinsurance, during February 2007, First Professionals entered into an agreement with PRI to commute, effective January 1, 2007, all assumed reinsurance treaties with PRI where First Professionals acted as a reinsurer.  As a result of the commutation, investment securities and cash with an amortized cost of $120.7 million and a fair value of $119.8 million as of December 31, 2006 were released from the trust accounts.

7.	Other Comprehensive Income (Loss)
The components of other comprehensive income (loss), along with their allocated tax effects, are presented in the tables below.

(in thousands)	For the year ended December 31, 2007
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments
Unrealized holding gains (losses) arising during period	$343	(132)	211
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	343	(132)	211

Unrealized gains (losses) on investments
Unrealized holding gains (losses) arising during period	6,294	(2,365)	3,929
Less: reclassification adjustment for gains (losses) realized in net income	(565)	218	(347)
Net unrealized gains (losses) on investments	6,859	(2,583)	4,276

Pension plan obligations
Unrealized holding gains (losses) arising during period	986	(380)	606
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	986	(380)	606

Other comprehensive gain (loss)	$8,188	(3,095)	5,093

(in thousands)	For the year ended December 31, 2006
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments
Unrealized holding gains (losses) arising during period	$17	(7)	10
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	17	(7)	10

Unrealized gains (losses) on investments
Unrealized holding gains (losses) arising during period	(876)	338	(538)
Less: reclassification adjustment for gains (losses) realized in net income	80	(31)	49
Net unrealized gains (losses) on available-for-sale securities	(956)	369	(587)

Other comprehensive gain (loss)	$(939)	362	(577)

Form 10-K: F-25

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

(in thousands)	For the year ended December 31, 2005
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments
Unrealized holding gains (losses) arising during period	$56	(22)	34
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	56	(22)	34

Unrealized gains (losses) on investments
Unrealized holding gains (losses) arising during period	(12,407)	4,786	(7,621)
Less: reclassification adjustment for gains (losses) realized in net income	(980)	378	(602)
Net unrealized gains (losses) on available-for-sale securities	(11,427)	4,408	(7,019)

Minimum pension liability	431	(39)	392

Other comprehensive gain (loss)	$(10,940)	4,347	(6,593)

Changes, net of tax, in accumulated other comprehensive income (loss) are presented in the table below:

(in thousands)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Pension Plan Obligations	Minimum Pension Liability	Cumulative Adjustment to Initially Apply FAS 158, Net of tax	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2004	$(420)	3,174	—	(392)	—	2,362
Period Change	34	(7,019)	—	392	—	(6,593)
Balance, December 31, 2005	(386)	(3,845)	—	—	—	(4,231)
Period Change	10	(587)	—	—	(1,169)	(1,746)
Balance, December 31, 2006	(376)	(4,432)	—	—	(1,169)	(5,977)
Period Change	211	4,276	606	—	—	5,093
Balance, December 31, 2007	$(165)	(156)	606	—	(1,169)	(884)

8.	Income Taxes
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $0.08 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 balance of retained earnings.  Our liability for unrecognized tax benefits as of January 1, 2007 was $0.6 million, 100 percent of which would affect our annual effective tax rate if recognized.  We estimate that our unrecognized tax benefits will not change significantly within the next 12 months.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at January 1, 2007	$634
Additions based on tax positions related to the current year	—
Additions based on tax positions of prior years	81
Reductions for tax positions of prior years	(90)
Settlements	—
Balance at December 31, 2007	$625

Form 10-K: F-26

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Our provision for income taxes consisted of the following:

(in thousands)	For the year ended December 31,
	2007	2006	2005
Current expense:
Federal	$21,241	17,206	11,256
State	3,447	2,451	1,383
Total	24,688	19,657	12,639

Deferred (benefit) expense:
Federal	956	(5,170)	(2,481)
State	24	(305)	229
Total	980	(5,475)	(2,252)
Total income tax expense	$25,668	14,182	10,387

The tax benefit related to employee stock options, which is treated differently for book and tax purposes, has been recorded directly to shareholders’ equity as a component of additional paid-in capital.  The tax benefit for the years ended December 31, 2007, 2006 and 2005 was $0.7 million, $2.8 million and $1.3 million, respectively.

The provision for income taxes differs from the statutory corporate tax rate of 35 percent as follows:

(in thousands)	For the year ended December 31,
	2007	2006	2005
Computed "expected" tax expense at 35%	$26,865	16,492	12,554
Tax-exempt interest	(3,422)	(3,477)	(3,100)
State income taxes, net of federal benefit	2,256	1,395	1,049
Other, net	(31)	(228)	(116)
Actual income tax expense	$25,668	14,182	10,387

The significant components of our net deferred tax assets were as follows:

(in thousands)	As of December 31,
	2007	2006
Gross deferred tax assets arising from:
Loss reserve discounting	$21,099	20,613
Goodwill and intangible assets	246	349
Unearned premiums	7,625	10,823
Net operating loss carry forwards	754	1,077
Benefit plans	2,365	2,461
Guarantee fund assessment	1,557	1,805
Unrealized losses on securities	86	2,621
Other	2,552	2,362
Total deferred tax assets	36,284	42,111

Gross deferred tax liabilities arising from:
Deferred policy acquisition costs	3,718	5,469
Total deferred tax liabilities	3,718	5,469
Net deferred tax asset	$32,566	36,642

Form 10-K: F-27

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

      Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management’s conclusions as to the ultimate realizability of deferred tax assets.  We have not established any material valuation allowance, as we believe it is more likely than not that our deferred tax assets will be fully realized.

We have remaining net operating loss carry forwards of approximately $2.2 million as of December 31, 2007 that may be used to offset taxable income in future years subject to an annual limitation imposed by the Internal Revenue Code.  These net operating loss carry forwards expire in the years 2018 and 2019.

9.	Share-Based Compensation Plans
We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).

The Omnibus Plan:
Under the Omnibus Plan, we may issue stock options (both non-qualified stock options and incentive stock options), contingent stock (including performance-based awards), restricted stock and stock appreciation rights upon approval by the Compensation Committee of the Board of Directors.  Awards made under the Omnibus Plan in 2007 and prior years have consisted only of stock options and restricted stock.  The exercise price of a stock option may generally not be less than 100 percent of the fair market value of the underlying shares on the date of grant.  Restricted stock becomes unrestricted as the awards vest.  Time-vested awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards.  Performance-based awards vest upon meeting the related performance objective.  Under the plan, individuals who receive a restricted stock award are permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability.  Awards are generally made annually.

The Director Plan:
Under the Director Plan, we may issue non-qualified stock options, contingent stock, restricted stock and stock appreciation rights upon approval by the Board of Directors.  Stock option grants made under the Director Plan are at a price not less than 100 percent of the fair market value of the underlying stock on the grant date.  Shares of restricted stock become unrestricted as the awards vest.

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

The ESPP:
We offer the ESPP to eligible employees, including executive officers.  Under the terms of the ESPP, employees are allowed to purchase FPIC’s common stock at 85 percent of the market value on the first or last day of the offering period, whichever is lower.  FPIC common stock issued in connection with the ESPP for the plan year ended December 31, 2007 totaled 4,305 shares.

Form 10-K: F-28

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

The following table presents the number of shares authorized for future awards in connection with our share-based compensation plans.

	As of December 31,
	2007	2006
The Omnibus Plan	611,564	714,982
The Director Plan	272,801	232,801
The ESPP	78,107	82,412
Shares authorized for awards	962,472	1,030,195

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

Assumptions related to stock option awards:	December 31, 2007	December 31, 2006	December 31, 2005
Expected volatility	56.01%	60.00%	67.11%
Expected dividends	—	—	—
Expected term	5.1 years	5.3 years	5.0 years
Risk-free rate	4.61%	4.28%	3.68%

Assumptions related to ESPP awards:	December 31, 2007	December 31, 2006
Expected volatility	25.84%	29.00%
Expected dividends	—	—
Expected term	1.0 year	1.0 year
Risk-free rate	4.94%	4.33%

Reported share-based compensation for all plans was classified as follows:

(in thousands)	For the year ended December 31,
	2007	2006	2005
Other underwriting expenses	$2,662	2,225	559
Discontinued operations	—	6	74
Total share−based compensation	2,662	2,231	633
Income tax benefit	(1,027)	(861)	(244)
Net share−based compensation	$1,635	1,370	389

Form 10-K: F-29

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

The following table presents the status of, and changes in, stock options.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Stock options:
Outstanding, January 1, 2007	913,253	$19.29
Granted	81,369	$39.37
Exercised	(84,280)	$20.19
Forfeited	(52,500)	$21.70
Outstanding, December 31, 2007	857,842	$20.96	4.4	$18,991

Exercisable at December 31, 2007	747,433	$18.47	3.8	$18,422

	For the year ended December 31,
	2007	2006	2005
Weighted-average grant date fair value of stock options granted	$20.87	19.93	17.86

Total intrinsic value of options exercised (in thousands)	$1,871	7,674	3,508

      The following table presents the status of, and changes in, restricted stock.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Restricted stock:
Non-vested, January 1, 2007	88,071	$33.63
Granted	36,584	$41.29
Vested	(30,207)	$34.62
Forfeited	(2,035)	$35.73
Non-vested, December 31, 2007	92,413	$36.29	1.1	$3,972

As of December 31, 2007, there was $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  The total fair value of shares vested during the year ended December 31, 2007 was $1.7 million.  Cash received from option and stock exercises under all share-based arrangements during the year ended December 31, 2007 was $1.7 million.  The actual tax benefit realized for tax deductions from stock option exercises and the vesting of restricted stock totaled $1.1 million for the year ended December 31, 2007.

Form 10-K: F-30

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

The following table summarizes data for stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$0.00-11.99	176,667	—	$8.82	3.8	176,667	$8.82
$12.00-15.99	256,338	—	13.97	3.5	256,338	13.97
$16.00-19.99	8,000	—	17.34	2.0	8,000	17.34
$20.00-35.99	278,928	29,040	26.74	4.6	278,928	26.04
$36.00-60.99	27,500	81,369	41.01	7.0	27,500	45.86
	747,433	110,409	$20.96	4.4	747,433	$18.47

10.	Long-Term Debt
Our outstanding long-term debt consisted of the following:

Trust-Preferred Subordinated Debentures, uncollateralized and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR (1) plus 3.85% to 4.2%				(in thousands)
	Redeemable by	Rate as of December 31,		Balance as of December 31,
Due Date	FPIC beginning	2007	2006	2007	2006
May 15, 2033	May 15, 2008	8.97%	9.47%	$15,464	15,464
May 23, 2033	May 23, 2008	9.32%	9.57%	5,155	5,155
October 29, 2033	October 29, 2008	8.86%	9.23%	15,464	15,464
				36,083	36,083

Senior Notes, uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.2%				(in thousands)
	Redeemable by	Rate as of December 31,		Balance as of December 31,
Due Date	FPIC beginning	2007	2006	2007	2006
May 23, 2033	May 23, 2008	9.32%	9.57%	10,000	10,000

Total long-term debt				$46,083	46,083

(1)	London Inter-Bank Offer Rate (“LIBOR”)

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

Form 10-K: F-31

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

The floating interest rate charged under the trust-preferred subordinated debentures is adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged within the first five years is 12.5 percent.  We purchased hedging instruments designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.  For additional information on our hedging instruments, see Note 11, Derivative Financial Instruments.  We have the option to redeem the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional redemption date in five years.  In the case of the potential earlier redemption date, the redemption or call price payable by us may be different than par.  The securities have stated maturities of 30 years and are due in May and October 2033.

Indenture agreements, relating to our junior subordinated debentures and trust-preferred securities, contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal of, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank equal in standing with or junior in interest to capital securities guarantees relating to the issuance of the debentures. Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election made by FPIC.

11.	Derivative Financial Instruments
As of December 31, 2007, we had four interest rate collars.  The initial costs of these hedging instruments of $1.1 million, in aggregate, have been capitalized and are being amortized over their respective five-year maturity periods.  The interest rate collars and terms as of December 31, 2007 are presented in the table below with their corresponding effects on the floating rate interest costs associated with the trust-preferred securities and senior notes.

Notional Amount	Maturity	LIBOR	LIBOR	Floor	Cap
(in thousands)	Date	Floor (1)	Cap (1)	Rate	Rate
$ 15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$ 5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%

(1)	Based on three-month LIBOR

The interest rate collars are designed to maintain our ultimate floating rate interest costs on our trust-preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities.  The interest rate collars place floors and caps on the three-month LIBOR floating interest on notional principal corresponding with the principal amounts of each offering, until their respective maturity dates in 2008.

Form 10-K: F-32

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Under the interest rate collars, when the three-month LIBOR interest rate exceeds the specified cap rate or falls below the specified floor rate, we receive or pay, respectively, the related cash flow equal to the difference in the interest rate times the notional principal amount under the respective contracts.  The two portions of each contract working together, therefore, form a hedge against the effects of a rising three-month LIBOR rate above the cap or a falling three-month LIBOR rate below the floor.  The notional amounts of the contract are not exchanged.  Therefore, the excess of the interest expense on our securities over the cap rate, or the shortfall in interest expense under the floor, are offset by related receipts of excess interest above the caps, or the payment of the interest shortfall below the floor, respectively.  No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contract.

We have designated the interest rate collars as cash flow hedges.  They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss).

In accordance with FAS 133, as amended by FAS 138, and FAS 149, we document the relationships between the hedging instruments and the underlying long-term debt instruments.  We also assess the effectiveness of the hedging instruments on a quarterly basis.  If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the interest rate collars would be included in net income rather than other comprehensive income.  For the years ended December 31, 2007, 2006 and 2005, the net gain or loss on the ineffective portion of the agreements was not significant.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•
Fixed income securities, available-for-sale, equity securities, available-for-sale, and short-term investments – Fair value was estimated based on prices from a third party service organization providing administrative services for investments.

•
Other invested assets – For limited partnership investments, fair value was determined based on our interest in the underlying investment.  For real estate, fair value was based on an independent appraisal.

•	Cash and cash equivalents – Carrying value approximates the fair value because of the short maturity of these instruments.

Form 10-K: F-33

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

•	Interest rate collars – Fair value was estimated using quotes from an institutional broker and represents the cash requirement if the existing agreement had been settled at year-end.
•	Long-term debt – Carrying value approximates the fair value.

The following table presents the carrying values and estimated fair values of our financial instruments.

(in thousands)	As of December 31, 2007		As of December 31, 2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Fixed income securities, available-for-sale	$689,172	689,172	690,895	690,895
Equity securities, available-for-sale	14,912	14,912	—	—
Short-term investments	1,479	1,479	29,814	29,814
Other invested assets	5,494	8,461	6,600	9,126
Cash and cash equivalents	70,229	70,229	138,688	138,688
Interest rate collars	76	76	523	523
Total financial assets	$781,362	784,329	866,520	869,046

Financial liabilities:
Long-term debt	$46,083	46,083	46,083	46,083
Total financial liabilities	$46,083	46,083	46,083	46,083

13.	Employee Benefit Plans
We provide pension benefits to eligible employees through various defined contribution and defined benefit plans, which we sponsor.

Defined Contribution Plans:
We have defined contribution plans that are available to employees upon meeting certain eligibility requirements.  The plans allow employees to contribute to the plan a percentage of their pre-tax annual compensation.  Under the terms of the plans, we will match the employee contributions up to a maximum of 2.5 percent of the employee’s annual compensation.  We may also make annual profit sharing contributions to the plans, depending on an annual financial performance.  The contributions to the plans are invested at the election of the employee in one or more investment options provided by a third party plan administrator.  Our contributions to the plans totaled $1.5 million for the year ended December 31, 2007 and $1.3 million for each of the years ended December 31, 2006 and December 31, 2005.  We expect to contribute approximately $1.6 million to the plans during 2008.

We have a deferred compensation plan, which is offered to key employees selected by the Board of Directors.  Key employee participants may defer into the plan all or a portion of their compensation.  In addition, at the discretion of the Board of Directors, we may match contributions made by key employees and may make discretionary incentive contributions for key employees.  Participants’ account balances generally will be paid, as adjusted for investment gains or losses, following termination of employment.  During the years ended December 31, 2007 and 2005, we did not make any discretionary or matching contributions to the plan.  We made a discretionary contribution of less than $0.1 million to the deferred compensation plan during the year ended December 31, 2006.

We have a money purchase plan that is available to the employees of Tenere upon meeting certain eligibility requirements.  Under the terms of the plan, we contribute to the plan to provide benefits to employees based on years of service.  Contributions are made for each year of service until the employee retires.  The contributions are equal to 6.0 percent of the employee’s annual compensation plus 5.7 percent of the employee’s annual compensation in excess of the Social Security taxable wage base.  Our contributions totaled $0.07 million for the year ended December 31, 2007 and $0.1 million for each of the years ended December 31, 2006 and 2005.

Form 10-K: F-34

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Defined Benefit Plans:
We have defined benefit plans that are available to employees upon meeting certain eligibility requirements.  There is a plan available to all employees, a supplemental executive retirement plan (“SERP”) available only to selected executives and an excess benefit plan available only to certain employees that are not covered by the SERP.  The SERP and excess benefit plan are not funded.  It is our policy to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as may be determined to be appropriate.  The contributions to these plans totaled $1.9 million and $1.4 million for the years ended December 31, 2007 and 2005, respectively.  We did not contribute to these plans for the year ended December 31, 2006.  We expect to contribute approximately $0.9 million to these plans during 2008.

The following tables provide the status of our defined benefit plans.

(in thousands)
	As of December 31,
Change in benefit obligation:	2007	2006
Benefit obligation at beginning of year	$11,478	10,961
Service cost	1,069	1,044
Interest cost	656	579
Actuarial gain (loss)	(981)	(1,043)
Benefits paid	(726)	(63)
Benefit obligation at end of year	11,496	11,478

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	5,098	5,024
Actual return on plan assets	303	137
Employer contributions	1,859	—
Benefits paid	(726)	(63)
Fair value of plan assets at end of year	6,534	5,098

Funded status at end of year	$(4,962)	(6,380)

The accumulated benefit obligation for all defined benefit pension plans was $7.7 million and $8.4 million as of December 31, 2007 and 2006, respectively.  The following table presents information on our defined benefit plans with an accumulated benefit obligation in excess of plan assets.

(in thousands)	As of December 31,
	2007	2006
Projected benefit obligation	$(5,067)	(4,701)
Accumulated benefit obligation	$(3,220)	(3,624)
Fair value of plan assets	$—	—

Assumptions used in the accounting for net periodic benefit cost of our defined benefit plans were as follows:

	2007	2006	2005
Discount rates	5.7%	5.3%	5.5%
Rate of increase in compensation levels	5.9%	5.9%	5.9%
Return on assets	6.8%	7.0%	7.0%

Form 10-K: F-35

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Assumptions used in the accounting for the benefit obligation of our defined benefit plans were as follows:

	2007	2006	2005
Discount rates	6.3%	5.3%	5.5%
Rate of increase in compensation levels	5.8%	5.9%	5.9%
Return on assets	6.8%	7.0%	7.0%

      The following table provides the amounts recognized in accumulated other comprehensive income that has not yet been recognized as components of net periodic benefit cost.

(in thousands)	As of December 31,
	2007	2006
Net loss	$310	1,218
Prior service cost	$599	646
Net transition obligation	$8	39

The estimated net loss, prior service cost, and net transition obligation for our defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.08 million, $0.04 million, and $0.04 million, respectively.

The following table provides the actuarially computed components of net periodic pension cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit plans.

(in thousands)
	For the year ended December 31,
Net Periodic Benefit Cost:	2007	2006	2005
Service cost	$1,069	1,044	741
Interest cost	656	579	498
Expected return on plan assets	(403)	(331)	(246)
Amortization of prior service cost	47	47	47
Amortization of net transition obligation	31	31	31
Amortization of net loss	27	240	114
Net periodic benefit cost	1,427	1,610	1,185

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net gain (loss)	908	1,218	—
Amortization of prior service cost	47	646	—
Amortization of net transition obligation	31	39	—
Total recognized in other comprehensive income	986	1,903	—
Total recognized in net periodic benefit cost and other comprehensive income	$2,413	3,513	1,185

Historical returns of multiple asset classes were analyzed to develop a risk-free rate of return and risk premiums for each asset class.  The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium.  A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

Form 10-K: F-36

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

The investment policy for our defined benefit pension plan involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs.  We employ a total return on investment approach, whereby a mix of equity securities, debt securities and cash, is targeted to maximize the long-term return on assets for a given level of risk.  Investment risk is measured and monitored on an ongoing basis by plan trustees through periodic portfolio reviews and annual liability measurements.

The following table provides the composition of our defined benefit plan investments:

(in thousands)	As of December 31,
	2007	2006
Debt securities	$1,054	3,810
Equity securities	4,332	1,260
Interest bearing cash	1,148	—
Convertible debt securities	—	28
Total	$6,534	5,098

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

Estimated benefit payments expected to be paid during the next 10 years, based on the assumptions used to measure the benefit obligation as of December 31, 2007 are as follows:

(in thousands)

2008	$94
2009	93
2010	122
2011	161
2012	422
2013-2017	4,011
Total	$4,903

14.	Statutory Accounting
First Professionals, APAC, Intermed and Interlex are required to file statutory-basis financial statements with state insurance regulatory authorities.  The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent.  In 2008, and based on the amounts of capital and surplus of our insurance subsidiaries as of December 31, 2007, dividends of $48.2 million may be paid to the holding company, without regulatory consent.  Our consolidated insurance subsidiaries’ statutory surplus exceeded applicable regulatory and risk-based capital requirements as of December 31, 2007 and 2006.  Restricted net assets, statutory surplus and statutory net income are presented in the tables below.

(in thousands)

Restricted net assets as of December 31,	2007	2006
First Professionals	$193,129	180,400
APAC	$20,244	22,758
Intermed	$48,444	36,634
Interlex	$11,316	8,981

Form 10-K: F-37

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

(in thousands)

Statutory surplus as of December 31,	2007	2006
First Professionals	$235,077	200,444
APAC	26,495	25,539
Intermed	53,827	41,479
Interlex	12,574	9,979
Combined statutory surplus	327,973	277,441
Less: Intercompany eliminations	(66,401)	(51,458)
Consolidated statutory surplus	$261,572	225,983

(in thousands)

Statutory net income for the year ended December 31,	2007	2006	2005
First Professionals	$41,948	19,488	9,926
APAC	6,252	3,005	2,002
Intermed	10,176	4,845	2,869
Interlex	2,639	966	1,029
Total statutory net income	$61,015	28,304	15,826

15.	Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs were as follows:

(in thousands)	For the year ended December 31,
	2007	2006	2005
Beginning balance	$14,204	14,550	11,280
Additions	16,645	21,249	24,090
Amortization expense	(21,187)	(21,595)	(20,820)
Ending balance	$9,662	14,204	14,550

16.	Commitments and Contingencies
We have entered into various lease arrangements for office facilities and equipment.  We account for operating leases on a straight-line basis in accordance with FAS 13.  Total rental expense was $1.1 million for each of the years ended December 31, 2007, 2006 and 2005.  The future minimum annual rentals under our non-cancelable operating leases are included in the table presented below:

(in thousands)

2007	$621
2008	511
2009	238
2010	105
2011	87
Total	$1,562

Form 10-K: F-38

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  We have discontinued our reinsurance for bad faith claims, other than coverage provided as part of our primary excess of loss program.  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of December 31, 2007, and believe our position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  During 2006, the Florida Office of Insurance Regulation (“Florida OIR”) levied two assessments, totaling $9.4 million, on our 2005 Florida direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group that reportedly sustained more than $2 billion in gross losses from the 2005 and 2004 hurricane seasons.  During October 2007, the Florida OIR levied an additional assessment of $4.2 million with respect to this insolvency.  Loss deficiencies in excess of FIGA’s estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup guaranty fund assessments from their Florida policyholders and have made the necessary filings to do so.

In addition to standard guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  No special assessments for catastrophic losses were made in 2007, 2006 or 2005.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the fund’s expiration on May 31, 2010.

Form 10-K: F-39

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements
Index to the Consolidated Financial Statements

17.	Discontinued Operations
Insurance Management
Our insurance management operations were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers.  The aggregate purchase price for these operations was $39.1 million in cash, which reflects cash proceeds of $40.0 million and a post-closing working capital adjustment of $0.9 million.  In connection with this transaction, we also received approximately $5.9 million in cash from these operations prior to the sale.  We recognized an $11.6 million after-tax gain on disposition of these operations in 2006.  During the third quarter of 2007, we recorded a loss on the sale of these operations of $0.2 million related to the finalization of our 2006 tax return, which reflected the sale of our former insurance management operations.

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

In accordance with the reporting requirements of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of these segments have been reported as discontinued operations and are summarized in the tables below.

(in thousands, except earnings per common share)	For the year ended December 31,
	2007	2006	2005
Insurance management revenues	$—	35,947	44,049
Third party administration revenues	—	—	5,149
Total revenues	—	35,947	49,198

Insurance management expenses	—	24,645	31,279
Third party administration expenses	—	—	4,606
Total expenses	—	24,645	35,885

Income from discontinued operations (net of income taxes)	—	6,637	7,807
Gain (loss) on disposal of discontinued operations (net of income taxes)	(191)	12,012	1,733
Discontinued operations	$(191)	18,649	9,540

Basic earnings per common share:
Discontinued operations	$(0.02)	1.82	0.93
Basic weighted average common shares outstanding	9,418	10,284	10,220

Diluted earnings per common share:
Discontinued operations	$(0.02)	1.74	0.89
Diluted weighted average common shares outstanding	9,768	10,671	10,740

Form 10-K: F-40

FPIC Insurance Group, Inc.
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

(in thousands, except earnings per common share)	December 31, 2007
	First (1)	Second	Third (2)	Fourth
Direct premiums written	$60,383	46,555	59,800	39,302
Assumed premiums written	$(54,504)	6	33	—
Net premiums written	$(1,403)	41,063	53,243	35,040
Net premiums earned	$51,602	49,415	48,449	49,433
Net investment income	$7,987	7,745	7,716	7,861
Total revenues	$59,740	57,085	56,223	56,976
Income from continuing operations	$17,746	10,055	8,227	15,062
Discontinued operations	$—	—	(191)	—
Net income	$17,746	10,055	8,036	15,062
Basic earnings per common share:	$—	—	—	—
Income from continuing operations	$1.81	1.05	0.88	1.68
Discontinued operations	$—	—	(0.02)	—
Net income	$1.81	1.05	0.86	1.68
Diluted earnings per common share:
Income from continuing operations	$1.75	1.01	0.86	1.62
Discontinued operations	$—	—	(0.02)	—
Net income	$1.75	1.01	0.84	1.62

(in thousands, except earnings per common share)	December 31, 2006
	First	Second (3)	Third (4)	Fourth (5)
Direct premiums written	$74,837	56,044	67,986	47,515
Assumed premiums written	$953	1,832	1,849	408
Net premiums written	$67,243	51,328	61,953	41,899
Net premiums earned	$58,878	55,940	57,274	54,871
Net investment income	$7,032	8,242	8,120	8,848
Total revenues	$66,214	64,299	65,467	63,790
Income from continuing operations	$7,385	7,071	8,546	9,936
Discontinued operations	$2,092	2,284	14,780	(505)
Net income	$9,477	9,355	23,326	9,431
Basic earnings per common share:
Income from continuing operations	$0.72	0.68	0.83	0.97
Discontinued operations	$0.20	0.23	1.43	(0.05)
Net income	$0.92	0.91	2.26	0.92
Diluted earnings per common share:
Income from continuing operations	$0.69	0.66	0.80	0.94
Discontinued operations	$0.19	0.21	1.38	(0.05)
Net income	$0.88	0.87	2.18	0.89

(1)
Net premiums written were reduced by $54.5 million as a result of the commutation of all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  Net income and income from continuing operations include an after-tax gain of $9.7 million as a result of the commutation.

(2)
Net income and income from continuing operations include a $2.6 million after-tax charge for a guaranty fund assessment during this quarter with respect to the insolvency of the subsidiaries of Poe Financial Group.

(3)
Net income and income from continuing operations include a $2.9 million after-tax charge for a guaranty fund assessment during this quarter with respect to the insolvency of the subsidiaries of Poe Financial Group.

(4)	Net income and income from discontinued operations include an after-tax gain of $11.6 million in connection with the disposition of our insurance management operations.
(5)
Net income and income from continuing operations include a $2.9 million after-tax charge for a guaranty fund assessment during this quarter with respect to the insolvency of the subsidiaries of Poe Financial Group.

Form 10-K: F-41

FPIC Insurance Group, Inc.

Form 10-K: S-1

Index to the Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule I: Summary of Investments – Other Than Investments in Related Parties
As of December 31, 2007

(in thousands)	Cost or Amortized Cost	Fair Value	Amount in the Consolidated Statement of Financial Position
Corporate securities	$166,159	164,957	164,957
United States Government agencies and authorities	33,096	33,623	33,623
States, municipalities and political subdivisions	342,762	343,947	343,947
Mortgage-backed and asset-backed securities	148,347	148,124	148,124
Total fixed income securities, available-for-sale, and short-term investments	690,364	690,651	690,651
Equity securities, available-for-sale	15,503	14,912	14,912
Other invested assets	5,465	8,461	5,494
Total investments	$711,332	714,024	711,057

See accompanying notes to the consolidated financial statements

Form 10-K: S-2

Index to the Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule II: Parent Company Only Condensed Statements of Financial Position
As of December 31, 2007 and 2006

(in thousands)
	2007	2006
Assets
Investments in subsidiaries*	$303,574	273,351
Equity securities, available-for-sale	14,402
Other invested assets	1,083	1,083
Total investments	319,059	274,434

Cash and cash equivalents	23,796	56,632
Due from subsidiaries, net*	9,779	9,849
Deferred income taxes	4,818	4,808
Other assets	4,124	5,134
Total assets	$361,576	350,857

Liabilities and Shareholders' Equity
Long-term debt	$46,083	46,083
Other liabilities	19,896	19,520
Total liabilities	65,979	65,603

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized, 8,949,401 and 10,063,937 shares issued and outstanding at December 31, 2007 and 2006, respectively	895	1,006
Additional paid-in capital	—	37,735
Retained earnings	295,586	252,490
Accumulated other comprehensive loss, net	(884)	(5,977)
Total shareholders' equity	295,597	285,254
Total liabilities and shareholders' equity	$361,576	350,857

*      Eliminated in consolidation
See accompanying notes to the consolidated financial statements

Form 10-K: S-3

Index to the Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule II: Parent Company Only Condensed Statements of Income
For the years ended December 31, 2007, 2006 and 2005

(in thousands)
	2007	2006	2005
Revenues
Management fees from subsidiaries*	$38,535	34,687	32,405
Net investment income	869	409	(195)
Net realized investment gain	58	44	—
Other income	—	—	3
Total revenues	39,462	35,140	32,213

Expenses
Other underwriting expenses	31,620	28,528	26,371
Interest expense	4,472	4,291	3,495
Other expenses	2	247	992
Total expenses	36,094	33,066	30,858

Income from continuing operations before income taxes and equity in net income of subsidiaries	3,368	2,074	1,355
Less: Income tax expense	1,313	565	150
Income from continuing operations before equity in net income of subsidiaries	2,055	1,509	1,205
Equity in net income of subsidiaries*	49,035	31,430	24,277
Income from continuing operations	51,090	32,939	25,482
Discontinued operations (net of income taxes)	(191)	18,649	9,540
Net income	$50,899	51,588	35,022

*      Eliminated in consolidation
See accompanying notes to the consolidated financial statements

Form 10-K: S-4

Index to the Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule II: Parent Company Only Condensed Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005

(in thousands)
	2007	2006	2005
Operating Activities
Net income	$50,899	51,588	35,022
Less: Discontinued operations	(191)	18,649	9,540
Income from continuing operations	51,090	32,939	25,482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries*	(49,035)	(31,430)	(24,277)
Cash dividend from subsidiaries*	23,400	10,261	14,612
Cumulative adjustment to adopt FIN 48	(84)
Depreciation and amortization	1,125	1,070	944
Realized (gain) on investments	(58)	(44)	—
Realized loss (gain) on sale of property and equipment	6	(1)	(3)
Deferred income tax (benefit) expense	(142)	(886)	1,511
Bad debt expense	—	—	201
Share-based compensation	2,596	2,163	543
Excess tax benefits from share-based compensation	(420)	(2,584)	—
Other Changes in Assets and Liabilities
Due from subsidiaries*	70	(2,293)	(1,806)
Other assets and other liabilities	2,448	9,955	5,177
Net cash provided by operating activities	30,996	19,150	22,384

Investing Activities
Proceeds from
Disposition of subsidiary	—	40,000	3,500
Purchases of
Equity securities	(15,000)	—	—
Property and equipment	(351)	(98)	(1,074)
Capital contribution to subsidiaries*	—	—	(20,000)
Net cash (used in) provided by investing activities	(15,351)	39,902	(17,574)

Financing Activities
Issuance of common stock	1,836	5,736	3,613
Repurchase of common stock	(50,737)	(24,607)	(1,540)
Excess tax benefits from share-based compensation	420	2,584	—
Net cash (used in) provided by financing activities	(48,481)	(16,287)	2,073

Net (decrease) increase in cash and cash equivalents	(32,836)	42,765	6,883
Cash and cash equivalents at beginning of period	56,632	13,867	6,984
Cash and cash equivalents at end of period	$23,796	56,632	13,867

Supplemental disclosure of cash flow information
Interest paid on debt	$4,409	4,195	3,308
Federal income taxes paid	$22,074	14,309	10,480

Supplemental disclosure of non cash investing and financing activities:
Financing activities
Issuance of restricted stock	$1,212	886	—
Share-based compensation	$2,662	2,224	559

*      Eliminated in consolidation
See accompanying notes to the consolidated financial statements

Form 10-K: S-5

Index to the Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule III:  Supplementary Insurance Information

(in thousands)	Medical Professional and Other Liability
	As of December 31,
	2007	2006	2005
Deferred policy acquisition costs ("DPAC")	$9,662	14,204	14,550
Liability for losses and loss adjustment expenses ("LAE")	$585,087	642,955	663,466
Unearned premiums	$108,894	181,695	188,690

(in thousands)	Medical Professional and Other Liability
	For the year ended December 31,
	2007	2006	2005
Net premiums written (1)	$127,943	222,423	251,814
Net premiums earned	$198,899	226,965	226,042
Net investment income	$31,309	32,242	25,005
Net losses and LAE	$103,852	151,648	166,657
Amortization of DPAC	$21,187	21,595	20,820
Other expenses	$23,754	35,116	23,867

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with Physicians’ Reciprocal Insurers.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net written premiums.

See accompanying notes to the consolidated financial statements

FPIC Insurance Group, Inc.
Schedule IV: Reinsurance
For the years ended December 31, 2007, 2006 and 2005

(in thousands)	Medical Professional and Other Liability
	2007	2006	2005
Gross premiums earned	$224,376	256,998	275,710
Ceded premiums earned to other companies	(25,477)	(31,455)	(51,293)
Assumed premiums earned from other companies	—	1,422	1,625
Net premiums earned	$198,899	226,965	226,042

Percentage of assumed premiums earned to net premiums earned	0.00%	0.63%	0.72%

See accompanying notes to the consolidated financial statements

Form 10-K: S-6

Index to the Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule V: Valuation and Qualifying Accounts
As of December 31, 2007, 2006 and 2005

(in thousands)	Allowance for Doubtful Accounts
	2007	2006	2005
Balance, beginning of period	$400	400	400
Amounts charged to costs and expenses	100	288	77
Deductions	(200)	(288)	(77)
Balance, end of period	$300	400	400

 See accompanying notes to the consolidated financial statements

FPIC Insurance Group, Inc.
Schedule VI: Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)	Consolidated Insurance Subsidiaries
	As of December 31,
	2007	2006	2005
Deferred policy acquisition costs ("DPAC")	$9,662	14,204	14,550
Liability for losses and loss adjustment expenses ("LAE")	$585,087	642,955	663,466
Unearned premiums	$108,894	181,695	188,690

(in thousands)	Consolidated Insurance Subsidiaries
	For the year ended December 31,
	2007	2006	2005
Net premiums written (1)	$127,943	222,423	251,814
Net premiums earned	$198,899	226,965	226,042
Net investment income	$31,309	32,242	25,005
Net losses and LAE, current year	$133,834	156,711	166,687
Net losses and LAE, prior years (2)	$(16,000)	(5,063)	(30)
Amortization of DPAC	$21,187	21,595	20,820
Net paid losses and LAE (3)	$147,187	27,180	108,737

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with Physicians’ Reciprocal Insurers (“PRI”).  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net written premiums.

(2)	For the year ended December 31, 2007, we also decreased prior year incurred losses by $14.0 million as a result of the commutation of the reinsurance treaties with PRI.
(3)
Excluding net paid losses and LAE under commuted reinsurance agreements, our net paid losses and LAE were $117.1 million, $126.5 million and $146.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

See accompanying notes to the consolidated financial statements

Form 10-K: S-7

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
FPIC Insurance Group, Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit C to the Registrant’s definitive proxy statement (Commission File No. 1-11983) filed April 29, 2005)

(b)
Form of Stock Option Agreement (incorporated by reference to Exhibit 10(bbbb) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed March 15, 2005)

(c)
Form of Stock Option Agreement, effective January 2007 (incorporated by reference to Exhibit 10.3(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

(d)
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10(cccc) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed March 15, 2005)

(e)
Form of Restricted Stock Agreement, effective January 2007 (incorporated by reference to Exhibit 10.3(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

	(f)	Form of Restricted Stock Agreement, effective January 2008*

	(g)	Form of Performance Unit Award Agreement, effective January 2008*

10.4**	(a)
FPIC Insurance Group, Inc. Amended and Restated Director Stock Plan (incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement (Commission File No. 1-11983) filed March 15, 2005)

(b)
Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

(c)
Form of Amended and Restated Director Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10(hhhh) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed June 3, 2005)

10.5**
FPIC Insurance Group, Inc. Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed May 17, 1999)

10.6**
Florida Physicians Insurance Company Excess Benefit Plan (incorporated by reference to Exhibit 10(nn) to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-02040) filed March 7, 1996)

10.7**		FPIC Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 12, 2007)

10.8**
FPIC Insurance Group, Inc. 2007 Senior Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 14, 2006)

10.9**		Summary of Implementation Guide for 2008 Executive Incentive Compensation Plan *

10.10**	(a)
Employment Agreement dated January 1, 1999, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed May 17, 1999)

(b)
Amendment to Employment Agreement between the Registrant and John R. Byers dated December 14, 2001 (incorporated by reference to Exhibit 10(m)(1) to the Registrant’s Annual Report on Form 10-K (Commission File No. 1-11983) filed March 27, 2002)

(c)
Extension of Employment Agreement dated December 7, 2007, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 12, 2007)

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
Amended and Restated Employment Agreement dated December 14, 2005, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10(mmmm) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 15, 2005)

(b)
Extension of Employment Agreement dated December 10, 2007, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 12, 2007)

10.13**
Severance Agreement dated December 14, 2006, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 14, 2006)

10.14**	(a)
Employment Agreement dated November 1, 2002, between the Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.14(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

(b)
Extension of Employment Agreement dated December 11, 2007, between the Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed on December 12, 2007)

10.15**
Severance Agreement dated December 8, 2006, between the Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

10.16**	Summary of Compensation of Outside Directors *

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

32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.