Form 10-Q
period 2008-03-31
FPIC INSURANCE GROUP INC
filed 2008-04-30
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

As of April 28, 2008, there were 8,809,297 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of	As of
	March 31, 2008	December 31, 2007
Assets
Investments:
Fixed income securities, available-for-sale	$700,268	689,172
Equity securities, available-for-sale	15,177	14,912
Short-term investments	1,479	1,479
Other invested assets	5,672	5,494
Total investments (Note 8)	722,596	711,057

Cash and cash equivalents	64,847	70,229
Premiums receivable (net of an allowance of $300 as of March 31, 2008 and December 31, 2007)	65,216	65,221
Accrued investment income	8,194	8,439
Reinsurance recoverable on paid losses	3,463	3,458
Due from reinsurers on unpaid losses and advance premiums	141,816	144,335
Ceded unearned premiums	10,984	9,764
Deferred policy acquisition costs	10,044	9,662
Deferred income taxes	30,847	32,566
Goodwill	10,833	10,833
Other assets	9,623	11,458
Total assets	$1,078,463	1,077,022

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$582,763	585,087
Unearned premiums	110,408	108,894
Reinsurance payable	2,547	1,268
Paid in advance and unprocessed premiums	7,305	10,981
Total policy liabilities and accruals	703,023	706,230

Long-term debt	46,083	46,083
Other liabilities	29,927	29,112
Total liabilities	779,033	781,425

Commitments and contingencies (Note 10)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 8,830,231 and 8,949,401 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	883	895
Additional paid-in capital	—	—
Retained earnings	297,545	295,586
Accumulated other comprehensive income (loss), net	1,002	(884)
Total shareholders' equity	299,430	295,597
Total liabilities and shareholders' equity	$1,078,463	1,077,022

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income

(in thousands, except earnings per common share)	For the Quarter Ended	For the Quarter Ended
	March 31, 2008	March 31, 2007
Revenues
Net premiums earned	$44,293	51,602
Net investment income	7,747	7,987
Net realized investment (losses) gains	(92)	74
Other income	97	77
Total revenues	52,045	59,740

Expenses
Net losses and loss adjustment expenses	25,155	21,647
Other underwriting expenses	9,941	9,777
Interest expense on debt	1,065	1,088
Other expenses	7	10
Total expenses	36,168	32,522

Income before income taxes	15,877	27,218
Less: Income tax expense	5,049	9,472
Net income	$10,828	17,746

Basic earnings per common share	$1.23	1.81
Basic weighted average common shares outstanding	8,776	9,801

Diluted earnings per common share	$1.19	1.75
Diluted weighted average common shares outstanding	9,089	10,161

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of		Additional			Accumulated Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Income	Total
Balances at December 31, 2007	8,949,401	$895	$—	$—	$295,586	$(884)		$295,597

Net income	—	—	—	—	10,828	—	10,828	10,828
Other comprehensive income (loss), net of tax
Unrealized gain on invested assets, net of tax	—	—	—	—	—	1,885	1,885	1,885
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	44	44	44
Prior service cost	—	—	—	—	—	7	7	7
Transition obligation	—	—	—	—	—	5	5	5
Net gain on pension plan	—	—	—	—	—	3	3	3
Other comprehensive income							1,944
Comprehensive income							12,772

Cumulative adjustment to adopt FAS 158 measurement date provisions	—	—	—	—	(89)	(58)		(147)
Issuance of restricted stock	18,517	2	562	—	—	—		564
Issuance of shares	218,426	22	4,265	—	—	—		4,287
Repurchase of shares	(356,113)	(36)	(6,511)	—	(8,780)	—		(15,327)
Share-based compensation	—	—	189	—	—	—		189
Income tax reductions relating to exercise of stock options	—	—	1,495	—	—	—		1,495
Balances at March 31, 2008	8,830,231	$883	$—	$—	$297,545	$1,002		$299,430

		(in thousands)
	Shares of		Additional			Accumulated Other
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Loss, Net	Income	Total
Balances at December 31, 2006	10,063,937	$1,006	$37,735	$—	$252,490	$(5,977)		$285,254

Net income	—	—	—	—	17,746	—	17,746	17,746
Other comprehensive income (loss), net of tax
Unrealized gain on invested assets, net	—	—	—	—	—	910	910	910
Unrealized loss on derivative financial instruments, net	—	—	—	—	—	(75)	(75)	(75)
Prior service cost	—	—	—	—	—	(7)	(7)	(7)
Transition obligation	—	—	—	—	—	(5)	(5)	(5)
Net loss on pension plan	—	—	—	—	—	(4)	(4)	(4)
Other comprehensive income							819
Comprehensive income							18,565

Cumulative adjustment to adopt FIN 48	—	—	—	—	(84)	—		(84)
Issuance of restricted stock	25,626	3	391	—	—	—		394
Issuance of shares	39,659	4	826	—	—	—		830
Repurchase of shares	(378,314)	(38)	(15,259)	—	—	—		(15,297)
Share-based compensation	—	—	335	—	—	—		335
Income tax reductions relating to exercise of stock options	—	—	272	—	—	—		272
Balances at March 31, 2007	9,750,908	$975	$24,300	$—	$270,152	$(5,158)		$290,269

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 3

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Cash Flows

(in thousands)	For the Three Months Ended
	March 31, 2008	March 31, 2007
Operating Activities
Net income	$10,828	17,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	6,543	5,453
Net realized losses (gains) on investments	92	(74)
Deferred policy acquisition costs, net of related amortization	(4,904)	(4,688)
Deferred income tax expense (benefit)	665	(110)
Excess tax benefits from share-based compensation	(1,469)	(239)
Share-based compensation	755	728
Other Changes in Assets and Liabilities
Premiums receivable, net	(7)	7,421
Accrued investment income	245	1,060
Reinsurance recoverable on paid losses	(5)	2,752
Due from reinsurers on unpaid losses and advance premiums	2,519	4,367
Ceded unearned premiums	(1,220)	(208)
Other assets and liabilities	84	(881)
Losses and loss adjustment expenses	(2,324)	(43,773)
Unearned premiums	1,514	(52,797)
Reinsurance payable	1,279	(8,036)
Paid in advance and unprocessed premiums	(3,676)	(6,419)
Net cash provided by (used in) operating activities	10,919	(77,698)

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	11,467	55,131
Sales of other invested assets	5	10
Maturities of fixed income securities, available-for-sale	18,545	3,690
Maturities of short-term investments	—	29,543
Purchases of
Fixed income securities, available-for-sale	(34,806)	(31,199)
Equity securities	(1,500)	(6,400)
Other invested assets	(369)	(28)
Property and equipment	(71)	(3,915)
Net cash (used in) provided by investing activities	(6,729)	46,832

Financing Activities
Issuance of common stock	4,287	830
Repurchase of common stock	(15,328)	(15,297)
Excess tax benefits from share-based compensation	1,469	239
Net cash used in financing activities	(9,572)	(14,228)

Net decrease in cash and cash equivalents	(5,382)	(45,094)
Cash and cash equivalents at beginning of period	70,229	138,688
Cash and cash equivalents at end of period	$64,847	93,594

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 4

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:5

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The statement of financial position as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP.  All significant transactions between the parent and consolidated subsidiaries have been eliminated.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007, which includes information necessary for understanding our business and financial statement presentations.  In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

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

New Accounting Pronouncements
Effective January 1, 2008, we partially adopted Financial Accounting Standard (“FAS”) 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP.  In February 2008, the Financial Accounting Standards Board (“FASB”) released a FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The partial adoption of FAS 157 did not have an impact on our consolidated financial statements.  For additional disclosures, see Note 9, Fair Value Measurements.

Effective January 1, 2008, we adopted the measurement date provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, by electing the "two measurement approach" for current year-end measurement calculations.  Under the "two measurement approach" we have appropriately recorded the net benefit expense for the transition period to retained earnings as of January 1, 2008.  Additionally, changes in the value of plan assets and benefit obligations that occurred in the transition period between October 1, 2007 and December 31, 2007 were recorded to accumulated other comprehensive income, net of tax, at the beginning of the year.  A second measurement was performed at January 1, 2008 to produce twelve months of net benefit expense to record during 2008.  The impact of adopting the measurement date provisions of FAS 158 is shown in the table below:

(in thousands)
As of January 1, 2008	Before Application of FAS 158 Measurement Date Provisions	Adjustments to Adopt FAS 158 Measurement Date Provisions	After Application of FAS 158 Measurement Date Provisions
Retained earnings	$295,586	(89)	295,497
Accumulated other comprehensive loss	$(884)	(58)	(942)
Total shareholders' equity	$294,702	(147)	294,555

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:6

Effective January 1, 2008, we adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FAS 115, which allows entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  The adoption of FAS 159 did not have an impact on our consolidated financial statements as we did not elect to measure any additional financial instruments at fair value.

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

In December 2007, the FASB issued FAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.  FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FAS 141(R), Business Combinations.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FAS 160 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities.  The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of FAS 161 is not expected to have a material impact on our consolidated financial statements.

2.	Share-Based Compensation Plans
We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).  For a description of these plans, see Note 9, Share-Based Compensation Plans included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The following table summarizes data for stock options outstanding and exercisable as of March 31, 2008:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$ 0.00-11.99	146,018	—	$9.09	3.4		146,018	$9.09
$ 12.00-15.99	177,966	—	13.75	3.8		177,966	13.75
$ 16.00-19.99	8,000	—	17.34	1.8		8,000	17.34
$ 20.00-35.99	193,639	9,229	26.90	6.2		193,639	26.51
$ 36.00-60.99	54,625	54,244	41.01	6.8		54,625	42.64
	580,248	63,473	$21.49	5.0	$16,528	580,248	$19.60	$15,997

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:7

During the first quarter of 2008, awards of an aggregate of 33,372 performance units were granted to employees under the Omnibus Plan.  Generally, performance unit awards are subject to achieving specified levels of adjusted return on average equity during a two-year plan period.  These awards also generally vest at the expiration of the same two-year period.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.

The following table presents the status of, and changes in, performance units and restricted stock:

	Performance Units and Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2008	92,413	$36.29
Granted	53,030	44.62
Vested	(35,497)	34.47
Forfeited	(1,264)	40.12
Nonvested, March 31, 2008	108,682	$40.91	1.6	$5,123

As of March 31, 2008, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of 1.1 years.  The compensation cost related to our share-based awards that were charged to other underwriting expense was $0.8 million for the quarter ended March 31, 2008 and $0.7 million for the quarter ended March 31, 2007.

3.	Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the Quarter Ended	For the Quarter Ended
	March 31, 2008	March 31, 2007
Net income	$10,828	17,746

Basic earnings per common share	$1.23	1.81

Diluted earnings per common share	$1.19	1.75

Basic weighted-average shares outstanding	8,776	9,801
Common stock equivalents (1)	313	360
Diluted weighted-average shares outstanding	9,089	10,161

(1)
Outstanding stock options totaling 101,369 and 36,783 options for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:8

4.	Liability for Losses and LAE
We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  Each actuarial technique is applied in a consistent manner from period to period and the techniques encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.  Estimating liability for losses and LAE is a complex process and changes in key assumptions or trends could result in a significant change in our reserve estimates.  Given the magnitude of our loss and LAE reserves, virtually any change in the level of our carried reserves will be material to our results of operations and may be material to our financial position.  For additional information regarding our liability for losses and LAE see Note 4, Liability for Losses and LAE, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $4.5 million for the three months ended March 31, 2008.  The favorable development reflects a decline in expected ultimate losses primarily for the 2004 through 2006 accident years as a result of reductions in our estimates of incidents to claim development, payment frequency and payment severity.  For the three months ended March 31, 2007, we recognized a decline in incurred losses of $14.0 million in connection with the Physicians’ Reciprocal Insurers (“PRI”) commutation.  For additional information on the PRI commutation see Note 7, Reinsurance.

5.	Income Taxes
We adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $0.08 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 balance of retained earnings.  Our liability for unrecognized tax benefits as of January 1, 2007 and March 31, 2008 was $0.6 million, 100 percent of which would affect our annual effective tax rate if recognized.  We estimate that our unrecognized tax benefits will not change significantly within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2004.  Our income tax returns for 2005 and 2006 have not been examined by the Internal Revenue Service (the “IRS”) and remain open under the applicable statute of limitations.  The IRS commenced an examination of our 2004 U.S. income tax return during 2006.  The examination was closed in February 2007 with no significant adjustments.

Our continuing practice is to recognize accrued interest related to unrecognized tax benefits and penalties in income tax expense.  During the three months ended March 31, 2008 and 2007, we recognized interest expense of $0.01 million and $0.03 million, respectively.  We had approximately $0.09 million and $0.08 million accrued for the payment of interest as of March 31, 2008 and December 31, 2007, respectively.

6.	Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 13, Employee Benefit Plans, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(in thousands)	For the Quarter Ended	For the Quarter Ended
	March 31, 2008	March 31, 2007
Service cost of benefits earned during the period	$254	236
Interest cost on projected benefit obligation	179	162
Expected return on plan assets	(109)	(101)
Amortization of net loss	5	6
Amortization of prior service cost	12	12
Amortization of net transition obligation	2	8
Net periodic pension cost	$343	323

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:9

We contributed $1.1 million to our employee benefit plans during the three months ended March 31, 2008.  We currently anticipate contributing an additional $0.9 million to these plans during the remainder of 2008 for total contributions of $2.0 million.

7.	Reinsurance
The effects of ceded reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the Quarter Ended		For the Quarter Ended
	March 31, 2008		March 31, 2007
	Written	Earned	Written	Earned
Direct premiums	$51,855	50,342	$60,344	58,676
Assumed premiums	—	—	—	—
Commutation of assumed premiums written	—	—	(54,465)	—
Ceded premiums	(7,269)	(6,049)	(7,282)	(7,074)
Net premiums	$44,586	44,293	$(1,403)	51,602

(in thousands)	For the Quarter Ended	For the Quarter Ended
	March 31, 2008	March 31, 2007
Losses and LAE	$29,069	40,544
Commutation of assumed losses and LAE	—	(13,982)
Reinsurance recoveries	(3,914)	(4,915)
Net losses and LAE	$25,155	21,647

     During February 2007, our subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”), commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  These treaties provided excess of loss reinsurance and reinsurance for PRI’s death, disability and retirement risks.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized an after-tax gain of $9.7 million as a result of the commutation.

    We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  At March 31, 2008, our receivable from reinsurers was approximately $156.3 million.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:10

8.	Investments
Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income.  Data with respect to investments are presented in the tables below.

(in thousands)	For the Quarter Ended		For the Quarter Ended
	March 31, 2008		March 31, 2007
	Fixed income securities, available- for-sale and short- term investments	Equity securities, available-for-sale	Fixed income securities, available- for-sale and short- term investments	Equity securities, available-for-sale
Proceeds from sales and maturities	$30,012	—	88,364	—
Gross realized gains on investment sales	$7	—	300	—
Gross realized losses on investment sales	$—	—	(260)	—

	As of March 31, 2008		As of December 31, 2007
	Fixed income securities, available- for-sale and short- term investments	Equity securities, available-for-sale	Fixed income securities, available- for-sale and short- term investments	Equity securities, available-for-sale
Amortized cost of investments	$697,203	17,003	690,364	15,503
Gross unrealized gains	11,177	—	5,159	7
Gross unrealized losses	(6,633)	(1,826)	(4,872)	(598)
Fair value	$701,747	15,177	690,651	14,912

As of March 31, 2008, certain of our investments were in an unrealized loss position primarily attributable to the impact of interest rates on the fair value of our investment portfolio.  We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates.  Therefore, we do not consider any of the securities carried in an unrealized loss position at March 31, 2008 to be other-than-temporarily impaired.  During the three months ended March 31, 2008, we did recognize an other-than-temporary impairment charge of $0.1 million related to one of our other invested assets, an investment in a limited partnership.

9.	Fair Value Measurements
We adopted FAS 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP, for financial assets and liabilities effective January 1, 2008.  The adoption of FAS 157 did not have an impact on our consolidated financial statements.  As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology).  We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We primarily have applied the market approach for recurring fair value measurements and endeavor to utilize the best available information.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We then classify fair value balances based on the observability of those inputs.

The fair value hierarchy under FAS 157 prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by FAS No. 157 are as follows:

Level 1
Pricing inputs are based on quoted prices available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  We’ve included the following financial instruments in this category: equity securities traded on a national stock exchange, such as the New York Stock Exchange.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:11

Level 2
Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued by our pricing service using models or other valuation methodologies.  Pricing inputs may include benchmark curves, reported trades, broker / dealer quotes, issuer spreads, quoted forward prices, time value, volatility factors and current market and contractual prices for an underlying instrument.  We’ve included the following financial instruments in this category: fixed-income securities, short-term investments, preferred stock and non-exchange-traded derivatives.

Level 3
Pricing inputs include significant inputs that are generally less observable from objective sources and may include internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.  At each balance sheet date, we perform an analysis of all instruments subject to FAS 157 and include in Level 3 all assets or liabilities whose fair value is based on significant unobservable inputs.  We’ve included the following financial instruments in this category: fixed-income securities priced solely using broker quotes and our investments in limited partnerships.

The following table presents disclosures about fair value measurements at March 31, 2008 for assets and liabilities measured at fair value on a recurring basis.

(in thousands)		Fair Value Measurements at March 31, 2008 Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income securities, available-for-sale	$700,268	—	698,413	1,855
Equity securities, available-for-sale	15,177	13,295	1,882	—
Short-term investments	1,479	—	1,479	—
Other invested assets	432	—	—	432
Total	$717,356	13,295	701,774	2,287

The following table presents disclosures about fair value measurements at March 31, 2008 using significant unobservable inputs  (Level 3).

	Fixed Income Securities, available-for-sale	Other Invested Assets
Beginning balance, January 1, 2008	$3,359	553
Total gains or losses (realized / unrealized)
Included in earnings	—	(88)
Included in other comprehensive income	13	(28)
Purchases, issuances and settlements	1,729	(5)
Transfers in and / or out of Level 3	(3,246)	—
Ending balance, March 31, 2008	$1,855	432

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets
still held at March 31, 2008	$—	(88)

    Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

	Fixed Income Securities, available-for-sale	Other Invested Assets
Total gains or losses included in earnings for the period (above)	$—	(88)

Change in unrealized gains or losses related to assets still held at March 31, 2008	$13	(28)

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:12

10.	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  Our primary excess of loss program includes an additional level of coverage for claims in excess of policy limits.  (For additional information regarding this reinsurance coverage see Note 5, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2007.)  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of March 31, 2008, and believe our position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  During 2006 and 2007, the Florida Office of Insurance Regulation (“Florida OIR”) levied assessments, totaling $9.4 million and $4.2 million, respectively, on our Florida direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group.  Loss deficiencies in excess of FIGA’s estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup guaranty fund assessments from their Florida policyholders and have made the necessary filings to do so.

In addition to standard guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the fund’s expiration on May 31, 2010.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2008, included in Part I, Item 1, as well as the audited, consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 27, 2008.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following MD&A, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.  Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions.  You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

i)	The effect of negative developments and cyclical changes in the medical professional liability (“MPL”) insurance business;
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

v)	The actual amount of our new and renewal business;
vi)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vii)	The unpredictability of court decisions and our exposure to claims for extra contractual damages and losses in excess of policy limits;
viii)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;
ix)	Developments in financial and securities markets that could affect our investment portfolio;
x)	Legislative, regulatory or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
xi)	The passage of additional or repeal of current tort reform measures, and the effect of such measures;
xii)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
xiii)	The loss of the services of any key members of senior management;
xiv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:14

xv)
Other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, including Item 1A.  Risk Factors and Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on February 27, 2008.

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

Critical Accounting Policies
The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Commitments and Contingencies
For information concerning commitments and contingencies to which we are subject, see Item 1.  Financial Statements, Note 10, Commitments and Contingencies.

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

Recent Trends and Other Developments
(Comparisons are made to the comparable periods in 2007 unless otherwise indicated)

—	On April 8, 2008, A.M. Best affirmed the financial strength rating of our insurance subsidiaries at A- (Excellent) with a stable outlook.
—	Income from continuing operations and net income, excluding the impact of the PRI commutation in first quarter 2007, increased 34 percent (49 percent on a diluted common share basis).
—	Our initiative to provide management services for alternative risk arrangements resulted in $1.3 million of direct written premiums for the quarter ended March 31, 2008 on 81 policyholders.
—
The number of professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 1 percent to 13,380 policyholders at March 31, 2008 compared to 13,205 policyholders at March 31, 2007.

—
As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $4.5 million for the three months ended March 31, 2008.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:15

—
On a trade date basis, we repurchased 315,098 shares of our common stock during the quarter at an average price of $42.80 per share and had remaining authority from our Board of Directors to repurchase 115,445 more shares as of March 31, 2008.  In April 2008, our Board of Directors approved a 500,000 share increase in our share repurchase program.

—
Book value per common share increased 3 percent to $33.91 as of March 31, 2008 from $33.03 as of December 31, 2007.  The statutory surplus of our insurance subsidiaries increased 1 percent to $264.8 million as of March 31, 2008 compared to $261.6 million as of December 31, 2007.

— (1)
During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  In connection with the commutation, First Professionals recognized an after-tax gain of $9.7 million.  For additional information on the commutation, see Item 1.  Financial Statements, Note 7, Reinsurance.

(1)
As noted under the discussion of Recent Trends and Other Developments, our 2007 consolidated financial statements include the following effects of the reinsurance commutation between First Professionals and PRI:

(in thousands)	For the quarter ended
March 31, 2007
Commutation of assumed premiums written	$(54,465)
Net premiums written	$(54,465)

Total revenues	$—

Net losses and LAE	(13,982)
Other underwriting expenses	(1,733)
Total expenses	(15,715)

Income from continuing operations before income taxes	15,715
Less: Income tax expense	6,063
Net income	$9,652

Insurance Regulation
Proposed legislation related to MPL insurance is from time to time introduced in the state legislatures of markets where we conduct business, including Florida.  Proposed legislation was introduced in the Florida legislature during the 2007 legislative session that if enacted into law, would have, among other things, required a prospective reduction in Florida MPL insurance rates.  Other proposed legislation would have, among other things, required a new study of presumed savings from Florida tort reform, which would be factored into Florida MPL insurance rate making.  Neither of these proposals was enacted in 2007, or have been reintroduced in the 2008 legislative session, but there can be no assurance that similar or other proposals affecting our industry will not be introduced or enacted in the future.

Results of Operations
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Net income was $10.8 million for the three months ended March 31, 2008, or $1.19 per diluted common share, a decrease of 39 percent and 32 percent, respectively, compared to $17.7 million, or $1.75 per diluted common share, for the three months ended March 31, 2007.  Net income for the three months ended March 31, 2007 includes a gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Excluding the PRI reinsurance commutation, net income and diluted earnings per common share increased 34 percent and 49 percent, respectively, compared with the same period in 2007 primarily as a result of lower net losses and LAE and other underwriting expenses, partially offset by lower net premiums earned.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:16

Information concerning written premiums and policyholders is summarized in the tables below:

(in thousands)	For the Quarter Ended		Percentage	For the Quarter Ended
	March 31, 2008		Change	March 31, 2007
Direct premiums written	$51,855	(1)	-14%	60,344
Assumed premiums written	—		0%	—
Commutation of assumed premiums written	—		100%	(54,465)
Ceded premiums written	(7,269)	(1)	0%	(7,282)
Net premiums written	$44,586		3278%	(1,403)

(1)	Includes $1.3 million of premiums associated with alternative risk arrangements. Management fees for such arrangements are included in other income.

	As of	Percentage	As of
	March 31, 2008	Change	March 31, 2007
Professional liability policyholders	13,380	1%	13,205
Professional liability policyholders under alternative risk arrangements	81	—	—
Total professional liability policyholders	13,461	2%	13,205

Direct premiums written declined 14 percent for the three months ended March 31, 2008 compared to the same period in 2007, primarily as a result of lower premium rates in our Florida market and to a lesser extent a shift in business mix to lower risk specialties offset to some extent by premiums written on alternative risk arrangements.  Our policyholder retention rate in our core Florida market was 96 percent for the first three months of 2008, compared to 94 percent for the comparable period in 2007.  Our national policyholder retention was 95 percent for the first three months of 2008 compared to 93 percent for the comparable period in 2007.

Net premiums written increased during the three months ended March 31, 2008 compared to the same period in 2007, which reflects a reduction of assumed premiums written as a result of the PRI commutation.  Excluding the impact of the PRI commutation on assumed premiums written in 2007, net premiums written declined 16 percent during the three months ended March 31, 2008.  The decline in net premiums written is primarily a result of lower premium rates in our Florida market and to a lesser extent a shift in business mix to lower risk specialties.

Net premiums earned declined 14 percent for the three months ended March 31, 2008 compared to the same period in 2007.  The decline is primarily the result of lower rates in our Florida market and a shift in business mix to lower risk specialties.

Net investment income declined 3 percent for the three months ended March 31, 2008 compared to the same period in 2007.  The decline in net investment income is a result of declines in average cash and cash equivalents and the investment yield on our cash and cash equivalents offset to a certain extent by increases in average fixed income securities and short-term investments and the yield on fixed income securities and short-term investments.

Information concerning our loss ratio and underwriting expense ratio is summarized in the table below.

	For the Quarter Ended	For the Quarter Ended
	March 31, 2008	March 31, 2007
Loss ratio
Current accident year	67.0%	69.0%
Commutation of assumed premiums written - prior accident years	0.0%	-27.0%
Prior accident years	-10.2%	0.0%
Calendar year loss ratio	56.8%	42.0%
Underwriting expense ratio (1)	22.4%	18.9%
Combined ratio	79.2%	60.9%

(1)
The underwriting expense ratio for the three months ended March 31, 2007 includes the impact of the reinsurance commutations between First Professionals and PRI effective January 1, 2007.  Excluding the impact of the commutations, the underwriting expense ratio would be 22.3 percent.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:17

Net losses and LAE increased 16 percent for the three months ended March 31, 2008 compared to the same period in 2007, which reflects a reduction of net losses and LAE in the first quarter of 2007 as a result of the PRI commutation.  Excluding the impact of the PRI commutation in 2007, net losses and LAE decreased 29 percent for 2008.  The decline in net losses and LAE reflects the continuation of favorable loss trends, including $4.5 million of favorable prior year development.  This favorable development reflects reductions in our estimates of incident to claim development, payment frequency and payment severity.  Lower net premiums earned and the corresponding provision for losses and LAE also contributed to the decline.

Other underwriting expenses increased 2 percent for the three months ended March 31, 2008 from the comparable period in 2007, which reflects a reduction of other underwriting expenses in the first quarter of 2007 as a result of the PRI commutation.  Excluding the impact of the PRI reinsurance commutation in 2007, other underwriting expenses decreased 14 percent for 2008 primarily due to higher ceding commissions, lower premium taxes and the recoupment of a guarantee fund assessment from our policyholders.

Selected information concerning our direct professional liability insurance claim data is summarized in the table below.

	As of	Percentage	As of
	March 31, 2008	Change	March 31, 2007
Net Paid Losses and LAE on Professional Liability Claims (in thousands):
Net paid losses	$11,911	-75%	47,537
Less: net paid losses on commuted reinsurance agreements	144	-100%	29,376
Net paid losses excluding commuted reinsurance agreements	11,767	-35%	18,161

Net paid LAE	13,048	-3%	13,517
Less: net paid LAE on commuted reinsurance agreements	70	119%	32
Net paid LAE excluding commuted reinsurance agreements	12,978	-4%	13,485

Net paid losses and LAE on core professional liability business	$24,745	-22%	$31,646

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	117	-37%	187
Total professional liability incidents closed without indemnity payment	92	-55%	205
Total professional liability claims and incidents closed without indemnity payment	209	-47%	392

Total professional liability claims with indemnity payment	65	-34%	98

CWIP Ratio on a rolling four quarter basis(1)	30%		29%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	14%		15%

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	175	4%	169
Total professional liability incidents reported during the period	222	-3%	230
Total professional liability claims and incidents reported during the period	397	-1%	399

Total professional liability claims and incidents that remained open	3,462	-10%	3,828

(1)
The closed with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Net paid losses and LAE declined for the three months ended March 31, 2008 compared with the same period in 2007 primarily due to fewer claims with an indemnity payment (“CWIP”) during the quarter.  The number of reported claims and incidents for the three months ended March 31, 2008 was relatively unchanged compared to the same period in 2007 and generally reflects continued lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  For the four quarters ended March 31, 2008, the CWIP Ratio and the CWIP Ratio, including incidents, were comparable with the ratios for the four quarters ended March 31, 2007.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:18

Income tax expense decreased 47 percent for the three months ended March 31, 2008, compared to the same period in 2007 as a result of lower income before taxes.  Excluding the impact of the PRI commutation in 2007, income tax expense for 2008 increased 48 percent and our effective tax rate for the three months ended March 31, 2008 and 2007 was 32 percent and 30 percent, respectively.  The increase in our effective tax rate is primarily due to a decrease in tax-exempt investment income as a percentage of income before taxes.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals and Anesthesiologists Professional Assurance Company, pursuant to which we provide substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $48.2 million during 2008 without prior regulatory approval.  We have received dividends of $6.0 million from our insurance subsidiaries for the three months ended March 31, 2008.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $10.9 million for the three months ended March 31, 2008 compared to net cash used in operating activities of $77.7 million for the three months ended March 31, 2007.  The increase in cash provided by operating activities is primarily due to the 2007 commutation of the reinsurance agreements between First Professionals and PRI and lower net paid losses and income taxes offset by a decline in premiums received and reinsurance recoveries associated with the decline in written premiums.

Net cash used in investing activities was $6.7 million for the three months ended March 31, 2008 compared to net cash provided by investing activities of $46.8 million for the three months ended March 31, 2007.  The cash flows from investing activities were higher in 2007 due to the transfer of securities in connection with the PRI commutation.  The remainder of the change in cash flows from investing activities is primarily due to transactions involving fixed income securities and short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio.

Net cash used in financing activities was $9.6 million for the three months ended March 31, 2008 compared to $14.2 million for the three months ended March 31, 2007.  The change in net cash flows used in financing activities is primarily due to additional issuances of our common stock during 2008 resulting from the exercise of stock options.  In addition, we recognized additional excess tax benefits as a result of the exercise of those stock options.

As of March 31, 2008, we had cash and investments of $787.4 million.  Included within cash and investments were cash and cash equivalents of $64.8 million and fixed income securities, available-for-sale, and short-term investments with a fair value of approximately $55.7 million with scheduled maturities during the next 12 months.  We believe that our cash and investments as of March 31, 2008, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:19

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets is dependent on, among other things, market conditions.  The following table summarizes the components of our capital resources as of March 31, 2008 and December 31, 2007.

(in thousands)	As of	As of
	March 31, 2008	December 31, 2007
Long-term debt	$46,083	46,083
Shareholders' equity	$299,430	295,597
Ratio of debt to total capitalization	13.3%	13.5%

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

The securities are uncollateralized and bear floating interest rates equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus spreads ranging from 3.85 percent to 4.20 percent (the interest rates ranged from 7.16 percent to 7.28 percent as of March 31, 2008).  The floating interest rates are adjustable quarterly with changes in the three-month LIBOR, and in the case of two offerings, the maximum rate that may be charged under the securities within the first five years is 12.50 percent.  We also purchased interest rate collars designed to maintain the ultimate floating rate interest cost on all of these securities within a stated range for five years from closing.  We have the option to redeem the trust-preferred securities and senior notes at par or its equivalent beginning five years from closing.  We are currently evaluating the redemption and possible replacement of certain of these securities or the effecting of interest rate hedges to replace the expiring interest rate collars.  The trust-preferred securities also contain features that would allow us the option, under certain conditions, to defer interest payments for up to 20 quarters and to redeem the securities before the first optional redemption date in five years.  In the case of the potential earlier redemption date, the redemption price payable by us may be different than par.  The securities have stated maturities of 30 years and are due in May and October 2033.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements.  We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of March 31, 2008 that would give rise to previously undisclosed market, credit or financing risk.  There have been no significant changes in our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:20

Item 4.	Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of March 31, 2008 by FPIC’s Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings
We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  Though we may be involved in routine litigation as a matter of course, we do not expect these cases to have a material adverse effect on our financial condition, results of operations or cash flows.  For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 10, Commitments and Contingencies to this Form 10-Q.

We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of March 31, 2008, and in all cases, believe our positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  We have evaluated such exposures as of March 31, 2008, and believe our position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the first quarter of 2008.

Stock Repurchase Plan
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate.  Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures.  For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2007, Item 8.  Financial Statements and Supplementary Data, Note 10, Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following table summarizes our common stock repurchases for the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
January 1 -31, 2008
Repurchase programs *	104,198	$41.60	104,198	326,345
Employee transactions **	10,894	$42.12	n/a	n/a

February 1-29, 2008
Repurchase programs *	119,600	$41.50	119,600	206,745
Employee transactions **	—	$—	n/a	n/a

March 1-31, 2008
Repurchase programs *	91,300	$45.85	91,300	115,445
Employee transactions **	28,721	$47.11	n/a	n/a

Total	354,713	$43.12	315,098	115,445

*
In April 2008, our Board of Directors approved a 500,000 share increase in our share repurchase program, which authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2008.

**
Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities - Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.	Other Information
 All items requiring a Form 8-K filing have been so filed as of the date of this filing.  There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

FPIC Insurance Group, Inc.
Table of Contents	Form 10-Q:22

Item 6.	Exhibits
Exhibit	Description
10.1*	2008 Senior Executive Annual Incentive Plan
12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

April 30, 2008
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q
For the Quarter Ended March 31, 2008

Exhibit	Description
10.1*	2008 Senior Executive Annual Incentive Plan
12	Ratio of Earnings to Fixed Charges
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.