Form 10-Q
period 2008-06-30
FPIC INSURANCE GROUP INC
filed 2008-07-30
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 29, 2008, there were 8,256,934 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of	As of
	June 30, 2008	December 31, 2007
Assets
Investments:
Fixed income securities, available-for-sale	$687,228	689,172
Equity securities, available-for-sale	13,885	14,912
Short-term investments	896	1,479
Other invested assets	5,564	5,494
Total investments (Note 8)	707,573	711,057

Cash and cash equivalents	48,078	70,229
Premiums receivable (net of an allowance of $300 as of June 30, 2008 and December 31, 2007)	61,115	65,221
Accrued investment income	8,195	8,439
Reinsurance recoverable on paid losses	3,985	3,458
Due from reinsurers on unpaid losses and advance premiums	134,678	144,335
Ceded unearned premiums	10,286	9,764
Deferred policy acquisition costs	9,771	9,662
Deferred income taxes	33,528	32,566
Goodwill	10,833	10,833
Other assets	9,758	11,458
Total assets	$1,037,800	1,077,022

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$570,848	585,087
Unearned premiums	103,850	108,894
Reinsurance payable	1,437	1,268
Paid in advance and unprocessed premiums	8,796	10,981
Total policy liabilities and accruals	684,931	706,230

Long-term debt	46,083	46,083
Other liabilities	22,294	29,112
Total liabilities	753,308	781,425

Commitments and contingencies (Note 11)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	$—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 8,410,430 and 8,949,401 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	841	895
Additional paid-in capital	—	—
Retained earnings	288,561	295,586
Accumulated other comprehensive loss, net	(4,910)	(884)
Total shareholders' equity	284,492	295,597
Total liabilities and shareholders' equity	$1,037,800	1,077,022

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income

(in thousands, except earnings per common share)	For the Quarter Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Net premiums earned	$42,823	49,415	$87,116	101,017
Net investment income	7,599	7,745	15,346	15,731
Net realized investment losses	(30)	(170)	(121)	(96)
Other income	101	95	198	173
Total revenues	50,493	57,085	102,539	116,825

Expenses
Net losses and loss adjustment expenses	24,902	30,382	50,057	52,029
Other underwriting expenses	9,298	10,364	19,239	20,141
Interest expense on debt	931	1,112	1,996	2,200
Other expenses	—	9	8	19
Total expenses	35,131	41,867	71,300	74,389

Income before income taxes	15,362	15,218	31,239	42,436
Less: Income tax expense	5,033	5,163	10,083	14,635
Net income	$10,329	10,055	$21,156	27,801

Basic earnings per common share	$1.20	1.05	$2.43	2.86
Basic weighted average common shares outstanding	8,607	9,615	8,691	9,707

Diluted earnings per common share	$1.16	1.01	$2.36	2.76
Diluted weighted average common shares outstanding	8,876	9,980	8,981	10,069

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Comprehensive Income	Total
Balances at December 31, 2007	8,949,401	$895	$—	$295,586	$(884)		$295,597

Net income	—	—	—	21,156	—	21,156	21,156
Other comprehensive loss, net of tax
Unrealized loss on invested assets, net of tax	—	—	—	—	(4,303)	(4,303)	(4,303)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	312	312	312
Prior service cost	—	—	—	—	14	14	14
Transition obligation	—	—	—	—	3	3	3
Net loss on pension plan	—	—	—	—	6	6	6
Other comprehensive loss						(3,968)
Comprehensive income						17,188

Cumulative adjustment to adopt FAS 158 measurement date provisions	—	—	—	(89)	(58)		(147)
Issuance of restricted stock	27,517	3	1,123	—	—		1,126
Issuance of shares	228,926	23	4,614	—	—		4,637
Repurchase of shares	(795,414)	(80)	(7,677)	(28,092)	—		(35,849)
Share-based compensation	—	—	389	—	—		389
Income tax reductions relating to exercise of stock options	—	—	1,551	—	—		1,551
Balances as of June 30, 2008	8,410,430	$841	$—	$288,561	$(4,910)		$284,492

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Comprehensive Income	Total
Balances at December 31, 2006	10,063,937	$1,006	$37,735	$252,490	$(5,977)		$285,254

Net income	—	—	—	27,801	—	27,801	27,801
Other comprehensive loss, net of tax
Unrealized loss on invested assets, net	—	—	—	—	(3,133)	(3,133)	(3,133)
Unrealized loss on derivative financial instruments, net	—	—	—	—	(66)	(66)	(66)
Prior service cost	—	—	—	—	15	15	15
Transition obligation	—	—	—	—	9	9	9
Net loss on pension plan	—	—	—	—	9	9	9
Other comprehensive income						(3,166)
Comprehensive income						24,635

Cumulative adjustment to adopt FIN 48	—	—	—	(84)	—		(84)
Issuance of restricted stock	34,549	3	768	—	—		771
Issuance of shares	70,295	7	1,494	—	—		1,501
Repurchase of shares	(670,922)	(66)	(27,581)	—	—		(27,647)
Share-based compensation	—	—	642	—	—		642
Income tax reductions relating to exercise of stock options	—	—	488	—	—		488
Balances as of June 30, 2007	9,497,859	$950	$13,546	$280,207	$(9,143)		$285,560

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 3

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Cash Flows

(in thousands)	For the Six Months Ended
	June 30, 2008	June 30, 2007
Operating Activities
Net income	$21,156	27,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	12,817	11,830
Net realized losses on investments	121	96
Deferred policy acquisition costs, net of related amortization	(8,973)	(8,253)
Deferred income tax expense	1,585	223
Excess tax benefits from share-based compensation	(1,525)	(443)
Share-based compensation	1,516	1,412
Other Changes in Assets and Liabilities
Premiums receivable, net	4,106	11,030
Accrued investment income	244	781
Reinsurance recoverable on paid losses	(527)	8,176
Due from reinsurers on unpaid losses and advance premiums	9,657	4,799
Ceded unearned premiums	(522)	921
Other assets and liabilities	(4,057)	(7,495)
Losses and loss adjustment expenses	(14,239)	(41,872)
Unearned premiums	(5,044)	(62,279)
Reinsurance payable	169	(9,220)
Paid in advance and unprocessed premiums	(2,185)	(4,003)
Net cash provided by (used in) operating activities	14,299	(66,496)

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	37,255	66,752
Sales of other invested assets	5	22
Maturities of fixed income securities, available-for-sale	20,960	9,660
Maturities of short-term investments	580	29,543
Purchases of
Fixed income securities, available-for-sale	(63,565)	(43,280)
Equity securities	(1,500)	(11,700)
Other invested assets	(388)	(38)
Property and equipment	(110)	(4,120)
Net cash (used in) provided by investing activities	(6,763)	46,839

Financing Activities
Issuance of common stock	4,637	1,501
Repurchase of common stock	(35,849)	(27,647)
Excess tax benefits from share-based compensation	1,525	443
Net cash used in financing activities	(29,687)	(25,703)

Net decrease in cash and cash equivalents	(22,151)	(45,360)
Cash and cash equivalents at beginning of period	70,229	138,688
Cash and cash equivalents at end of period	$48,078	93,328

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 4

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:5

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

New Accounting Pronouncements
Effective January 1, 2008, we adopted the measurement provisions for financial assets and liabilities of Financial Accounting Standard (“FAS”) 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP.  In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of FAS 157 did not have an impact on our consolidated financial statements.  For additional disclosures, see Note 9, Fair Value Measurements.

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
We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).  For a description of these plans, see Note 9, Share-Based Compensation Plans included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The following table summarizes data for stock options outstanding and exercisable as of June 30, 2008:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$0.00-11.99	146,018	—	$9.09	3.2		146,018	$9.09
$12.00-15.99	176,466	—	13.74	3.4		176,466	13.74
$16.00-19.99	6,500	—	17.17	1.6		6,500	17.17
$20.00-35.99	193,639	9,229	26.90	5.9		193,639	26.51
$36.00-60.99	47,125	54,244	41.09	7.0		47,125	43.06
	569,748	63,473	$21.30	4.7	$ 15,267	569,748	$19.35	$ 14,851

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:7

During 2008, aggregate awards of 28,658 restricted stock units and 33,372 performance units were granted to employees under the Omnibus Plan.  Generally, performance unit awards are subject to achieving specified levels of adjusted return on average equity during a two-year plan period.  These awards also generally vest at the expiration of the same two-year period.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.

The following table presents the status of, and changes in, performance units and restricted stock:

	Performance Units and Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2008	92,413	$36.29
Granted	62,030	44.81
Vested	(45,497)	37.09
Forfeited	(1,264)	40.12
Nonvested, June 30, 2008	107,682	$40.82	1.5	$ 4,880

As of June 30, 2008, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of 1.0 years.  The compensation cost related to our share-based awards that were charged to other underwriting expense was $0.8 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively and $1.5 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.

3.	Reconciliation of Basic and Diluted Earnings per Common Share

Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the Quarter Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$10,329	10,055	$21,156	27,801

Basic earnings per common share	$1.20	1.05	$2.43	2.86

Diluted earnings per common share	$1.16	1.01	$2.36	2.76

Basic weighted-average shares outstanding	8,607	9,615	8,691	9,707
Common stock equivalents (1)	269	365	290	362
Diluted weighted-average shares outstanding	8,876	9,980	8,981	10,069

(1)
Outstanding stock options totaling 20,000 and 101,369 for the three months ended June 30, 2008 and 2007, respectively, and 82,796 and 97,773 for the six months ended June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

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

As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $4.0 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively and $8.5 million and $18.0 million for the six months ended June 30, 2008 and 2007, respectively.  The $18.0 million in favorable development for the six months ended June 30, 2007 reflects a decline in incurred losses of $14.0 million in connection with the Physicians’ Reciprocal Insurers (“PRI”) reinsurance commutation.  For additional information on the PRI commutation see Note 7, Reinsurance.  The favorable development recognized in 2008 reflects a decline in expected ultimate losses primarily for the 2004 through 2006 accident years as a result of reductions in our estimates of incidents to claim development, payment frequency and payment severity.

5.	Income Taxes
We adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $0.08 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 balance of retained earnings.  Our liability for unrecognized tax benefits as of January 1, 2007 and June 30, 2008 was $0.6 million, 100 percent of which would affect our annual effective tax rate if recognized.  We estimate that our unrecognized tax benefits will not change significantly within the next 12 months.

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

Our continuing practice is to recognize accrued interest related to unrecognized tax benefits and penalties in income tax expense.  We recognized interest expense of $0.02 million and $0.07 million for the six months ended June 30, 2008 and 2007, respectively.  We had approximately $0.1 million and $0.08 million accrued for the payment of interest as of June 30, 2008 and December 31, 2007, respectively.

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

(in thousands)	For the Quarter Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost of benefits earned during the period	$254	236	$508	472
Interest cost on projected benefit obligation	179	161	358	323
Expected return on plan assets	(110)	(101)	(220)	(202)
Amortization of net loss	5	6	11	12
Amortization of prior service cost	12	12	24	24
Amortization of net transition obligation	2	8	4	15
Net periodic pension cost	$342	322	$685	644

We contributed $1.3 million to our employee benefit plans during the six months ended June 30, 2008, respectively.  We currently anticipate contributing an additional $0.1 million to these plans during the remainder of 2008 for total contributions of $1.4 million.

7.	Reinsurance

The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the Quarter Ended		For the Quarter Ended
	June 30, 2008		June 30, 2007
	Written	Earned	Written	Earned
Direct premiums	$42,092	48,649	$46,555	56,036
Assumed premiums	—	—	6	6
Ceded premiums	(5,128)	(5,826)	(5,498)	(6,627)
Net premiums	$36,964	42,823	$41,063	49,415

(in thousands)	For the Six Months Ended		For the Six Months Ended
	June 30, 2008		June 30, 2007
	Written	Earned	Written	Earned
Direct premiums	$93,947	98,991	$106,948	114,761
Assumed premiums	—	—	(43)	(43)
Commutation of assumed premiums written	—	—	(54,465)	—
Ceded premiums	(12,397)	(11,875)	(12,780)	(13,701)
Net premiums	$81,550	87,116	$39,660	101,017

(in thousands)	For the Quarter Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Losses and LAE	$28,660	35,412	$57,729	75,956
Commutation of assumed losses and LAE	—	—	—	(13,982)
Reinsurance recoveries	(3,758)	(5,030)	(7,672)	(9,945)
Net losses and LAE	$24,902	30,382	$50,057	52,029

During February 2007, our subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”), commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  These treaties provided excess of loss reinsurance and reinsurance for PRI’s death, disability and retirement risks.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized an after-tax gain of $9.7 million as a result of the commutation.  The following effects of the reinsurance commutation are included in our consolidated financial statements for the six months ended June 30, 2007:

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:10

(in thousands)

Commutation of assumed premiums written	$(54,465)
Net premiums written	$(54,465)

Total revenues	$—

Net losses and LAE	(13,982)
Other underwriting expenses	(1,733)
Total expenses	(15,715)

Income from continuing operations before income taxes	15,715
Less: Income tax expense	6,063
Net income	$9,652

    We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of June 30, 2008, our receivable from reinsurers was approximately $148.9 million.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

8.	Investments
      Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income.  Data with respect to investments are presented in the tables below.

	For the Quarter Ended				For the Quarter Ended
	June 30, 2008				June 30, 2007
(in thousands)	Gross realized gains	Gross realized losses	Other-than-temporary impairment losses	Net realized investment gains (losses)	Gross realized gains	Gross realized losses	Other-than-temporary impairment losses	Net realized investment gains (losses)
Fixed income securities, available-for-sale	$257	(241)	—	16	$3	(74)	—	(71)
Other invested assets	13	(5)	(54)	(46)	11	—	(110)	(99)
Total	$270	(246)	(54)	(30)	$14	(74)	(110)	(170)

	For the Six Months Ended				For the Six Months Ended
	June 30, 2008				June 30, 2007
(in thousands)	Gross realized gains	Gross realized losses	Other-than-temporary impairment losses	Net realized investment gains (losses)	Gross realized gains	Gross realized losses	Other-than-temporary impairment losses	Net realized investment gains (losses)
Fixed income securities, available-for-sale	$264	(241)	—	23	$304	(334)	—	(30)
Other invested assets	2	(5)	(141)	(144)	44	—	(110)	(66)
Total	$266	(246)	(141)	(121)	$348	(334)	(110)	(96)

	As of June 30, 2008				As of December 31, 2007
(in thousands)	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale and short-term investments	$692,253	4,964	(9,093)	688,124	$690,364	5,159	(4,872)	690,651
Equity securities, available-for-sale	17,003	8	(3,126)	13,885	15,503	7	(598)	14,912
Total	$709,256	4,972	(12,219)	702,009	$705,867	5,166	(5,470)	705,563

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:11

As of June 30, 2008, certain of our investments were in an unrealized loss position primarily attributable to the impact of interest rates on the fair value of our investment portfolio.  We have the intent and ability to hold these securities to recover their value, which may be until their respective maturity dates.  Therefore, we do not consider any of the securities carried in an unrealized loss position at June 30, 2008 to be other-than-temporarily impaired.

9.	Fair Value Measurements
We adopted FAS 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP, for financial assets and liabilities effective January 1, 2008.  The adoption of FAS 157 did not have an impact on our consolidated financial statements.  As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology).  We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We have primarily applied the market approach for recurring fair value measurements and endeavor to utilize the best available information.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We then classify fair value balances based on the observability of those inputs.

The fair value hierarchy under FAS 157 prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by FAS 157 are as follows:

Level 1
Pricing inputs are based on quoted prices available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  We’ve included the following financial instruments in this category: equity securities traded on a national stock exchange.

Level 2
Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  Pricing inputs may include benchmark curves, reported trades, broker / dealer quotes, issuer spreads, quoted forward prices, time value, volatility factors and current market and contractual prices for an underlying instrument.  We’ve included the following financial instruments in this category: fixed-income securities, short-term investments, preferred stock and non-exchange-traded derivatives.

Level 3
Pricing inputs include significant inputs that are generally less observable from objective sources and may include internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.  At each balance sheet date, we perform an analysis of all instruments subject to FAS 157 and include in Level 3 all assets or liabilities whose fair value is based on significant unobservable inputs.  We’ve included the following financial instruments in this category: fixed-income securities, priced solely using broker quotes or other proprietary pricing methodologies, and other invested assets.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:12

The following table presents disclosures about fair value measurements at June 30, 2008 for assets measured at fair value on a recurring basis.

(in thousands)		Fair Value Measurements at June 30, 2008 Using:
Description	As of June 30, 2008	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Fixed income securities, available-for-sale	$687,228	—	685,263	1,965
Equity securities, available-for-sale	13,885	12,069	1,816	—
Short-term investments	896	—	896	—
Other invested assets	375	—	—	375
Other assets (derivative financial instruments)	326	—	326	—
Total	$702,710	12,069	688,301	2,340

The following table presents disclosures about fair value measurements at June 30, 2008 using significant unobservable inputs (Level 3).  Reclassifications impacting Level 3 financial instruments are reported as transfers in (out) of the Level 3 category as of the beginning of the period in which the transfer occurs.  Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

(in thousands)	Fixed Income Securities, available-for-sale	Other Invested Assets
Beginning balance, January 1, 2008	$3,359	553
Total gains or losses (realized / unrealized)
Included in earnings	—	(146)
Included in other comprehensive income	(15)	(25)
Purchases, issuances and settlements	463	(7)
Transfers in and / or out of Level 3	(1,842)	—
Ending balance, June 30, 2008	$1,965	375

The amount of total gains or losses for six months
ended June 30, 2008 included in earnings attributable
to the change in unrealized gains or losses relating
to assets still held at June 30, 2008	$—	(54)

Realized gains and losses included in earnings and unrealized gains and losses included in other comprehensive income for the period are reported as follows:

(in thousands)	Fixed Income Securities, available-for-sale	Other Invested Assets
Total gains or losses included in earnings for the six months ended June 30, 2008 (above)	$—	(146)

Change in unrealized gains or losses related to assets still held at June 30, 2008	$(15)	(30)

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:13

10.	Derivative Instruments
On May 23, 2008, we replaced certain expiring interest rate collars and effected three separate interest rate swaps with SunTrust Bank (“SunTrust”).  The swap contracts contain customary representations and warranties and covenants.  Information concerning our derivative instruments in effect as of June 30, 2008 is presented in the table below.

Notional
Amount	Derivative	Maturity	LIBOR	LIBOR	Floor	Cap
(in thousands)	Instrument	Date	Floor (1)	Cap (1)	Rate	Rate
$15,000	Interest Rate Collar	10/29/2008	1.00%	4.65%	4.85%	8.50%

Notional
Amount	Derivative	Trade	Effective	Maturity	Receive	Pay
(in thousands)	Instrument	Date	Date	Date	Rate (1)	Rate
$5,000	Interest Rate Swap	5/23/2008	5/23/2008	5/23/2013	2.680%	3.940%

(1)	Based on three-month London Inter-Bank Offer Rate (“LIBOR”).

Information concerning our derivative instruments that will become effective after June 30, 2008 is presented in the table below:

Notional	Forward Starting
Amount	Derivative	Trade	Effective	Maturity	Pay	0
(in thousands)	Instrument	Date	Date	Date	Rate	0
$15,000	Interest Rate Swap	5/23/2008	8/15/2008	8/15/2013	4.035%	—
$15,000	Interest Rate Swap	5/23/2008	10/29/2008	10/29/2013	4.123%	—

    We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount of $35 million in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on $35 million of our floating rate indebtedness is recorded based on fixed interest rates.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.

We entered into the interest rate swaps to mitigate our floating rate interest risk on $35 million of our outstanding indebtedness, due in 2033.  We expect changes in the cash flows of the interest rate swaps to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate.  The combined fair value of our derivative instruments was $0.3 million at June 30, 2008 and we have reflected this fair value in other assets.  Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges.  As a result, we reflected the unrealized gain on these hedges in accumulated other comprehensive income or loss.  We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.  If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the interest rate swaps would be included in net income rather than other comprehensive income.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:14

11.	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  Our primary excess of loss reinsurance program includes an additional level of coverage for claims in excess of policy limits.  (For additional information regarding this reinsurance coverage see Note 5, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2007.)  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of June 30, 2008, and believe our position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.

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
Form 10-Q:15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and six months ended June 30, 2008, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 27, 2008.

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

i)	The effect of negative developments and cyclical changes in the MPL insurance business;
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
Form 10-Q:16

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

Commitments and Contingencies
For information concerning commitments and contingencies to which we are subject, see Item 1.  Financial Statements, Note 11, Commitments and Contingencies.

Business Overview
We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida.  Based on 2007 premium data published by SNL Financial LC, which is the latest available data, Florida is the fourth largest market for MPL insurance in the United States.  Our insurance subsidiaries also provide MPL insurance in selected other states.  We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence and resources.

Recent Trends and Other Developments
(Comparisons are made to the comparable periods in 2007 unless otherwise indicated)

—	On April 8, 2008, A.M. Best affirmed the financial strength rating of our insurance subsidiaries at A- (Excellent) with a stable outlook.
—
Income from continuing operations and net income increased 3 percent (15 percent on a diluted common share basis) for the three months ended June 30, 2008 and decreased 24 percent (14 percent on a diluted common share basis) for the six months ended June 30, 2008 compared with the same periods in 2007.  Excluding the impact of the PRI commutation in February 2007, income from continuing operations and net income increased 17 percent (31 percent on a diluted common share basis) for the six months ended June 30, 2008.

FPIC Insurance Group, Inc.
Form 10-Q:17

—
Our initiative to provide management services for alternative risk arrangements resulted in $0.3 million and $1.7 million of direct written premiums for the three months and six months ended June 30, 2008, respectively.  Total policyholders related to such business totaled 108 at June 30, 2008.

—
The number of professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 2 percent to 13,316 policyholders at June 30, 2008 compared to 13,010 policyholders at June 30, 2007.

—
As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $4.0 million and $8.5 million for the three months and six months ended June 30, 2008, respectively.

—
In April and June 2008, our Board of Directors approved separate 500,000 share increases in our share repurchase program.  On a trade date basis, we repurchased 490,570 shares of our common stock during the three months ended June 30, 2008 at an average price of $46.65 per share and as of June 30, 2008, had remaining authority from our Board of Directors to repurchase 624,875 more shares.

—
Book value per common share increased 2 percent to $33.83 as of June 30, 2008 from $33.03 as of December 31, 2007.  Due to our strong capital position and in furtherance of our capital management initiatives, we received $21.0 million in dividends from our insurance subsidiaries during the first six months of 2008.  The statutory surplus of our insurance subsidiaries as of June 30, 2008 was $259.2 million compared to $261.6 million as of December 31, 2007.

Insurance Regulation
            Proposed legislation related to MPL insurance is from time to time introduced in the state legislatures of markets where we conduct business, including Florida.  Proposed legislation was introduced in the Florida legislature during the 2007 legislative session that if enacted into law, would have, among other things, required a prospective reduction in Florida MPL insurance rates.  Other proposed legislation would have, among other things, required a new study of presumed savings from Florida tort reform, which would be factored into Florida MPL insurance rate making.  Neither of these proposals was enacted in 2007 or reintroduced in the 2008 legislative session, but there can be no assurance that similar or other proposals affecting our industry will not be introduced or enacted in the future.

Results of Operations
Three Months and Six Months Ended June 30, 2008 compared to
Three Months and Six Months Ended June 30, 2007

Net income was $10.3 million for the three months ended June 30, 2008, or $1.16 per diluted common share, an increase of 3 percent and 15 percent, respectively, compared to $10.1 million, or $1.01 per diluted common share, for the three months ended June 30, 2007.  Net income remained relatively stable for the three months ended June 30, 2008 while the net income per diluted common share increased 15 percent as a result of share repurchases under our stock repurchase program.  Net income was $21.2 million for the six months ended June 30, 2008, or $2.36 per diluted common share, a decrease of 24 percent and 15 percent, respectively, compared to $27.8 million, or $2.76 per diluted common share, for the six months ended June 30, 2007.  Net income for the six months ended June 30, 2007 includes a gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Excluding the impact of the PRI reinsurance commutation, net income and diluted earnings per common share for the six months ended June 30, 2008 increased 17 percent and 31 percent, respectively, compared with the same period in 2007.  This increase in net income and net income per diluted common share is primarily the result of lower net losses and LAE and other underwriting expenses, partially offset by lower net premiums earned.  Share repurchases under our stock repurchase program also contributed to the increase in net income per diluted common share.

FPIC Insurance Group, Inc.
Form 10-Q:18

Information concerning written premiums and policyholders is summarized in the tables below:

(in thousands)	For the Quarter Ended		Percentage	For the Quarter Ended
	June 30, 2008		Change	June 30, 2007
Direct premiums written	$42,092	(1)	-10%	46,555
Assumed premiums written	—		-100%	6
Ceded premiums written	(5,128)	(1)	7%	(5,498)
Net premiums written	$36,964		-10%	41,063

(in thousands)	For the Six Months Ended		Percentage	For the Six Months Ended
	June 30, 2008		Change	June 30, 2007
Direct premiums written	$93,947	(1)	-12%	106,948
Assumed premiums written	—		100%	(43)
Commutation of assumed premiums written	—		100%	(54,465)	(2)
Ceded premiums written	(12,397)	(1)	3%	(12,780)
Net premiums written	$81,550		106%	39,660

	As of		Percentage	As of
	June 30, 2008		Change	June 30, 2007
Professional liability policyholders	13,316		2%	13,010
Professional liability policyholders under alternative risk arrangements	108		—	—
Total professional liability policyholders	13,424		3%	13,010

(1)
Includes $0.3 million and $1.7 million of premiums associated with alternative risk arrangements for the three months and six months ended June 30, 2008, respectively.  Management fees for such arrangements are included in other income.

(2)
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

Direct premiums written declined 10 percent and 12 percent for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily as a result of lower premium rates in our Florida market offset to a small extent by premiums written on alternative risk arrangements.  Our policyholder retention rate in our core Florida market was 96 percent for the six months ended June 30, 2008, compared to 94 percent for the comparable period in 2007.  Our national policyholder retention was 95 percent for the six months ended June 30, 2008 compared to 94 percent for the comparable period in 2007.

Net premiums written decreased 10 percent for the three months ended June 30, 2008 and increased 106 percent for the six months ended June 30, 2008, respectively, compared to the same periods in 2007.  Excluding the impact of the PRI commutation on assumed premiums written for the six months ended June 30, 2007, net premiums written declined 13 percent for the six months ended June 30, 2008.  The decline in net premiums written for the three months and six months ended June 30, 2008 is primarily a result of lower premium rates in our Florida market.

Net premiums earned declined 13 percent and 14 percent for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007.  The declines in net premiums earned for the three months and six months ended June 30, 2008 are primarily the result of lower rates in our Florida market and a prior shift in business mix to lower risk specialties that is now being reflected in net premiums earned.

FPIC Insurance Group, Inc.
Form 10-Q:19

Net investment income declined 2 percent for both the three months and six months ended June 30, 2008 compared to the same periods in 2007.  This decline is a result of a decline in cash and cash equivalents and the corresponding yield offset to a certain extent by an increase in fixed income securities and the yield on such securities.

Information concerning our loss ratio and underwriting expense ratio is summarized in the table below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Loss ratio
Current accident year	67.5%	69.6%	67.2%	69.3%
Commutation of assumed premiums written - prior accident years	0.0%	0.0%	0.0%	-13.8%
Prior accident years	-9.3%	-8.1%	-9.7%	-4.0%
Calendar year loss ratio	58.2%	61.5%	57.5%	51.5%
Underwriting expense ratio (1)	21.7%	21.0%	22.0%	19.9%
Combined ratio	79.9%	82.5%	79.5%	71.4%

(1)
The underwriting expense ratio for the six months ended June 30, 2007 includes the impact of the reinsurance commutations between First Professionals and PRI effective January 1, 2007.  Excluding the impact of the commutations, the underwriting expense ratio for that period would be 21.7 percent.

Net losses and LAE decreased 18 percent and 4 percent for the three months and six months ended June 30, 2008 compared to the same periods in 2007.  Excluding the impact of the PRI commutation of $14.0 million for the six months ended June 30, 2007, net losses and LAE decreased 24 percent for the six months ended June 30, 2008.  The declines in net losses and LAE reflects the continuation of favorable loss trends, including $4.0 million and $8.5 million of favorable prior year development for the three months and six months ended June 30, 2008, respectively compared to $4.0 million and $18.0 million for the three months and six months ended June 30, 2007, respectively.  The $18.0 million in favorable development for the six months ended June 30, 2007 reflects a decline in incurred losses of $14.0 million in connection with the PRI commutation.  For additional information on the PRI commutation see Item 1.  Financial Statements, Note 7, Reinsurance.  The favorable development recognized in 2008 reflects reductions in our estimates of incident to claim development, payment frequency and payment severity.  Lower net premiums earned and a decline in the corresponding provision for losses and LAE also contributed to the decline in net losses and LAE.

Other underwriting expenses decreased 10 percent and 4 percent for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007.  The decrease in other underwriting expenses for the three months ended June 30, 2008 is primarily due to the recoupment of a guarantee fund assessment from our policyholders.  Excluding the impact of the PRI reinsurance commutation of $1.7 million for the six months ended June 30, 2007, other underwriting expenses decreased 12 percent for the six months ended June 30, 2008.  The decrease in other underwriting expenses for the six months ended June 30, 2008 is primarily due to higher ceding commissions, lower premium taxes and the recoupment of a guarantee fund assessment from our policyholders.

FPIC Insurance Group, Inc.
Form 10-Q:20

    Selected information concerning our direct professional liability insurance claim data is summarized in the table below.

	For the Six Months Ended	Percentage	For the Six Months Ended
	June 30, 2008	Change	June 30, 2007
Net Paid Losses and LAE on Professional Liability Claims (in thousands):
Net paid losses	$27,550	-56%	63,046
Less: net paid losses on commuted reinsurance agreements	417	-99%	29,538
Net paid losses excluding commuted reinsurance agreements	27,133	-19%	33,508

Net paid LAE	27,088	4%	26,056
Less: net paid LAE on commuted reinsurance agreements	70	119%	32
Net paid LAE excluding commuted reinsurance agreements	27,018	4%	26,024

Net paid losses and LAE on core professional liability business	$54,151	-9%	59,532

Professional Liability Claims and Incidents Closed Without Indemnity Payment:
Total professional liability claims closed without indemnity payment	280	-30%	399
Total professional liability incidents closed without indemnity payment	203	-48%	388
Total professional liability claims and incidents closed without indemnity payment	483	-39%	787

Total professional liability claims with indemnity payment	146	-13%	167

CWIP Ratio on a rolling four quarter basis(1)	32%		29%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	16%		15%

Professional Liability Claims and Incidents Reported During the Period:
Total professional liability claims reported during the period	365	8%	338
Total professional liability incidents reported during the period	514	10%	468
Total professional liability claims and incidents reported during the period	879	9%	806

Total professional liability claims and incidents that remained open	3,600	-4%	3,735

(1)
The closed with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

FPIC Insurance Group, Inc.
Form 10-Q:21

    There was a 9 percent decrease in net paid losses and LAE for the six months ended June 30, 2008 compared with the same period in 2007 primarily due to lower indemnity payments.  The decline was due to both fewer claims with an indemnity payment and a lower average severity per indemnity payment during 2008.  The number of reported claims and incidents for the six months ended June 30, 2008 was up 9 percent compared to the same period in 2007.  When adjusted for the relative composition of our book of business, the frequency of reported claims remains near historic lows and generally reflects the continued trend of lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  The number of professional liability claims with indemnity payment (“CWIP”) decreased 13 percent for the six months ended June 30, 2008 compared to the same period in 2007.  For the four quarters ended June 30, 2008, the CWIP Ratio was 32 percent and the CWIP Ratio, including incidents, was 16 percent, compared to 29 percent and 15 percent, respectively, for the four quarters ended June 30, 2007.  Our inventory of open claims and incidents declined 4 percent during the first six months of 2008 compared to the same period in 2007.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals and Anesthesiologists Professional Assurance Company, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $48.2 million during 2008 without prior regulatory approval.  We have received dividends of $21.0 million from our insurance subsidiaries for the six months ended June 30, 2008.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $14.3 million for the six months ended June 30, 2008 compared to net cash used in operating activities of $66.5 million for the six months ended June 30, 2007.  The increase in cash provided by operating activities is primarily due to the 2007 commutation of the reinsurance agreements between First Professionals and PRI and lower net paid losses and income taxes offset by a decline in premiums received and reinsurance recoveries associated with the decline in written premiums.

Net cash used in investing activities was $6.8 million for the six months ended June 30, 2008 compared to net cash provided by investing activities of $46.8 million for the six months ended June 30, 2007.  The cash flows from investing activities were higher in 2007 due to the transfer of securities in connection with the PRI commutation.  The remainder of the change in cash flows from investing activities is primarily due to transactions involving fixed income securities and short-term investments, which are dependent on our cash flows from operating activities and the management of our investment portfolio.

Net cash used in financing activities was $29.7 million for the six months ended June 30, 2008 compared to $25.7 million for the six months ended June 30, 2007.  The increase in net cash used in financing activities for 2008 was primarily due to the repurchase of common shares, which totaled $35.8 million for the six months ended June 30, 2008, compared to $27.6 million for the comparable period in 2007 partially offset by additional issuances of our common stock during 2008 resulting from the exercise of stock options.  In addition, we recognized additional excess tax benefits as a result of the exercise of those stock options.

FPIC Insurance Group, Inc.
Form 10-Q:22

As of June 30, 2008, we had cash and investments of $755.7 million.  Included within cash and investments were cash and cash equivalents of $48.1 million and fixed income securities, available-for-sale, and short-term investments with a fair value of approximately $69.7 million with scheduled maturities during the next 12 months.  We believe that our cash and investments as of June 30, 2008, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets is dependent on, among other things, market conditions.  The following table summarizes the components of our capital resources as of June 30, 2008 and December 31, 2007.

(in thousands)	As of	As of
	June 30, 2008	December 31, 2007
Long-term debt	$46,083	46,083
Shareholders' equity	$284,492	295,597
Ratio of debt to total capitalization	13.9%	13.5%

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

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 6.76 percent to 6.88 percent as of June 30, 2008).  We have the option to redeem approximately $31.0 million of the senior notes and trust-preferred securities at any time (after October 2008 with respect to the remaining approximately $15.0 million of trust-preferred securities), in whole or in part, without premium or penalty.  The trust-preferred securities also contain features that would allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and are due in May and October 2033. As discussed below, during May 2008 we replaced certain expiring interest rate collars with separate interest rate swaps to hedge the floating interest rate on $35.0 million of our outstanding indebtedness.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of June 30, 2008 that would give rise to previously undisclosed market, credit or financing risk.

FPIC Insurance Group, Inc.
Form 10-Q:23

(1) Derivative financial instruments – On May 23, 2008, we entered into three separate interest rate swaps with SunTrust to mitigate our floating rate interest risk on $35 million of our outstanding indebtedness, due in 2033.  Each of the swap contracts contains customary representations, warranties and covenants and has a termination date five years from its respective effective date.  We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount of $35 million in exchange for receiving floating payments based on the three-month LIBOR rate for the same amount.  The interest rate swaps, during their terms, fix the annual interest rate payable on our trust-preferred indebtedness at 8.135 percent for $15 million of the indebtedness, 8.14 percent for $5 million of the indebtedness and 7.9725 percent for $15 million of the indebtedness.  For additional information on our derivative instruments, see Note 10, Derivative Instruments, included elsewhere herein.  The following table has been updated to reflect our contractual obligations related to our long-term debt and interest rate swaps as of June 30, 2008.

Contractual Obligations (in thousands):	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations(1)	$46,083	—	—	—	46,083
Interest on long-term debt(2)	99,483	3,598	7,375	7,560	80,950
Total	$145,566	3,598	7,375	7,560	127,033

(1)	All long-term debt is assumed to be settled at its contractual maturity.
(2)
Interest on $35 million of our long-term debt has been calculated considering the effect of our interest rate swaps, which fix the annual interest rate payable on our trust-preferred indebtedness until the termination of the swaps in 2013.  Thereafter, interest on $35 million of trust-preferred indebtedness has been calculated using the implied LIBOR forward rate for variable rate debt.  Interest on $10 million of our long-term debt has been calculated using the implied LIBOR forward rate for variable rate debt.

Except for the changes described above with regard to our derivative financial instruments, no other significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
 Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk.  Our market risk sensitive instruments are acquired for purposes other than trading. There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2007, except as noted below.

Interest rate risk – long-term debt obligations and derivative financial instruments.  In addition to interest rate risk associated with our investments, we are also subject to interest rate risk associated with our long-term debt and derivative financial instruments.  As of June 30, 2008, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.

FPIC Insurance Group, Inc.
Form 10-Q:24

    As noted above, during May 2008, we replaced certain expiring interest rate collars and effected three separate interest rate swaps to hedge the floating interest rate risk on $35.0 million of our outstanding indebtedness.  We have designated the interest rate swaps as cash flow hedges.  They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive income or loss).  The net effect of this accounting on our operating results is that interest expense on the floating interest rate debt being hedged is recorded based on fixed interest rates once a particular swap is effective.  The following table provides information about our long-term debt obligations and our interest rate swaps, which are sensitive to changes in interest rates.

(in thousands)	June 30, 2008	Projected Cash Flows
	Fair Value	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Variable rate debt (1)	$46,083	—	—	—	—	—	46,083	$46,083
Average interest rate (1)		7.6%	8.2%	8.7%	8.9%	9.0%	9.1%	9.0%

Interest rate swaps:
Variable to Fixed (2)	$326	(177)	44	224	267	195	—	$553
Average pay rate (2)		4.1%	4.1%	4.1%	4.1%	4.1%	—	4.1%
Average receive rate (2)		3.5%	4.2%	4.7%	4.8%	4.9%	—	4.1%

(1)
For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  The weighted average interest rates are based on implied forward rates in the yield curve as of June 30, 2008.

(2)
The table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the swap contract.

Credit risk – derivative financial instruments.  We use interest rate-related derivative instruments to manage the exposure on our variable rate debt.  By using these instruments, we expose ourselves, from time to time, to credit risk, which would be the failure of the counterparty to perform under the terms of the derivative contracts.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates a credit risk for FPIC.  We minimize this credit risk by only entering into transactions with established, well-capitalized financial institutions.

Item 4.	Controls and Procedures
An evaluation of the effectiveness of FPIC's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of June 30, 2008 by FPIC’s Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FPIC Insurance Group, Inc.
Form 10-Q:25

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings
We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business. We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of June 30, 2008, and in all cases, believe our positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of June 30, 2008, and believe our position and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Stock Repurchase Plan
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate.  Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures.  For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2007, Item 8.  Financial Statements and Supplementary Data, Note 10, Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following table summarizes our common stock repurchases for the three months ended June 30, 2008:

FPIC Insurance Group, Inc.
Form 10-Q:26

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
April 1-30, 2008
Repurchase programs *	27,595	$47.46	27,595	587,850
Employee transactions **	—	$—	n/a	n/a

May 1-31, 2008
Repurchase programs *	239,675	$46.72	239,675	348,175
Employee transactions **	—	$—	n/a	n/a

June 1-30, 2008
Repurchase programs *	223,300	$46.48	223,300	624,875
Employee transactions **	—	$—	n/a	n/a

Total	490,570	$46.65	490,570	624,875

*
In April and June 2008, our Board of Directors approved separate 500,000 share increases in our share repurchase program, which authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2008.

**
Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities - Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
FPIC’s Annual Meeting of Shareholders (the “Meeting”) was held on June 6, 2008.  At the Meeting, the following items were passed by the votes shown.

I.	Directors Elected at the Meeting:

	Votes For	Votes Withheld
Kenneth M. Kirschner	6,622,311	614,062
David M. Shapiro, M.D.	7,040,905	195,468

Incumbent Directors continuing after the Meeting:

John K. Anderson, Jr.	M.C. Harden, III
Richard J. Bagby, M.D.	Terence P. McCoy, M.D.
Robert O. Baratta, M.D.	John G. Rich
John R. Byers	Joan D. Ruffier

II.	Approval of the adoption of the FPIC Insurance Group, Inc. 2008 Senior Executive Annual Incentive Plan (the “Incentive Plan”):

For	5,905,058
Against	327,841
Abstain	43,726
Broker non-vote	959,748
Total	7,236,373

The Incentive Plan was approved by vote of the shareholders of FPIC at the Meeting.

FPIC Insurance Group, Inc.
Form 10-Q:27

III.	Ratification of the appointment of PricewaterhouseCoopers LLP as FPIC’s independent registered certified public accounting firm for 2008:

For	7,082,534
Against	129,585
Abstain	24,253
Broker non-vote	—
Total	7,236,372

Ratification of the appointment of PricewaterhouseCoopers LLP as FPIC’s independent registered certified public accounting firm for 2008 was approved by vote of the shareholders of FPIC at the Meeting.

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

July 30, 2008
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q
For the Quarter Ended June 30, 2008

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