Form 10-Q
period 2008-09-30
FPIC INSURANCE GROUP INC
filed 2008-10-29
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of October 24, 2008, there were 8,054,531 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of	As of
	September 30, 2008	December 31, 2007
Assets
Investments:
Fixed income securities, available-for-sale	$651,149	689,172
Equity securities, available-for-sale	12,764	14,912
Short-term investments	205	1,479
Other invested assets	5,217	5,494
Total investments (Note 8)	669,335	711,057

Cash and cash equivalents	63,643	70,229
Premiums receivable (net of an allowance of $300 as of September 30, 2008 and December 31, 2007)	66,594	65,221
Accrued investment income	7,643	8,439
Reinsurance recoverable on paid losses	6,002	3,458
Due from reinsurers on unpaid losses and advance premiums	127,960	144,335
Ceded unearned premiums	11,069	9,764
Deferred policy acquisition costs	10,623	9,662
Deferred income taxes	36,711	32,566
Goodwill	10,833	10,833
Other assets	14,213	11,458
Total assets	$1,024,626	1,077,022

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$553,580	585,087
Unearned premiums	111,396	108,894
Reinsurance payable	2,105	1,268
Paid in advance and unprocessed premiums	5,407	10,981
Total policy liabilities and accruals	672,488	706,230

Long-term debt	46,083	46,083
Other liabilities	34,271	29,112
Total liabilities	752,842	781,425

Commitments and contingencies (Note 11)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 8,259,763 and 8,949,401 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	826	895
Additional paid-in capital	—	—
Retained earnings	286,773	295,586
Accumulated other comprehensive loss, net	(15,815)	(884)
Total shareholders' equity	271,784	295,597
Total liabilities and shareholders' equity	$1,024,626	1,077,022

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 1

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Income

(in thousands, except earnings per common share)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues
Net premiums earned	$42,063	48,449	$129,179	149,467
Net investment income	7,641	7,716	22,988	23,447
Net realized investment losses	(5,402)	(67)	(5,524)	(163)
Other income	149	125	347	298
Total revenues	44,451	56,223	146,990	173,049

Expenses
Net losses and loss adjustment expenses	24,663	28,425	74,720	80,454
Other underwriting expenses	9,118	14,517	28,357	34,658
Interest expense on debt	909	1,123	2,905	3,323
Other expenses	114	37	122	56
Total expenses	34,804	44,102	106,104	118,491

Income from continuing operations before income taxes	9,647	12,121	40,886	54,558
Less: Income tax expense	3,160	3,894	13,244	18,529
Income from continuing operations	6,487	8,227	27,642	36,029

Discontinued Operations
Income from discontinued operations (net of income taxes)	—	—	—	—
Loss on disposal of discontinued operations (net of income taxes)	—	(191)	—	(191)
Discontinued operations (Note 12)	—	(191)	—	(191)

Net income	$6,487	8,036	$27,642	35,838

Basic earnings per common share:
Income from continuing operations	$0.79	0.88	$3.24	3.76
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$0.79	0.86	$3.24	3.74

Basic weighted average common shares outstanding	8,217	9,300	8,532	9,570

Diluted earnings per common share:
Income from continuing operations	$0.76	0.86	$3.14	3.63
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$0.76	0.84	$3.14	3.61

Diluted weighted average common shares outstanding	8,482	9,623	8,810	9,919

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 2

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Comprehensive Income	Total
Balances at December 31, 2007	8,949,401	$895	$—	$295,586	$(884)		$295,597

Net income	—	—	—	27,642	—	27,642	27,642
Other comprehensive loss, net of tax
Unrealized loss on invested assets, net of tax	—	—	—	—	(14,951)	(14,951)	(14,951)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	43	43	43
Prior service cost	—	—	—	—	21	21	21
Transition obligation	—	—	—	—	4	4	4
Net loss on pension plan	—	—	—	—	10	10	10
Other comprehensive loss						(14,873)
Comprehensive income						12,769

Cumulative adjustment to adopt FAS 158 measurement date provisions	—	—	—	(89)	(58)		(147)
Issuance of restricted stock	27,517	3	1,674	—	—		1,677
Issuance of shares	332,320	33	6,587	—	—		6,620
Repurchase of shares	(1,049,475)	(105)	(11,148)	(36,366)	—		(47,619)
Share-based compensation	—	—	585	—	—		585
Income tax reductions relating to exercise of stock options	—	—	2,302	—	—		2,302
Balances as of September 30, 2008	8,259,763	$826	$—	$286,773	$(15,815)		$271,784

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Comprehensive Income	Total
Balances at December 31, 2006	10,063,937	$1,006	$37,735	$252,490	$(5,977)		$285,254

Net income	—	—	—	35,838	—	35,838	35,838
Other comprehensive income, net of tax
Unrealized gain on invested assets, net	—	—	—	—	1,344	1,344	1,344
Unrealized loss on derivative financial instruments, net	—	—	—	—	(175)	(175)	(175)
Prior service cost	—	—	—	—	22	22	22
Transition obligation	—	—	—	—	14	14	14
Net loss on pension plan	—	—	—	—	13	13	13
Other comprehensive income						1,218
Comprehensive income						37,056

Cumulative adjustment to adopt FIN 48	—	—	—	(84)	—		(84)
Issuance of restricted stock	34,549	3	1,146	—	—		1,149
Issuance of shares	78,345	8	1,639	—	—		1,647
Repurchase of shares	(1,017,177)	(101)	(41,293)	—	—		(41,394)
Share-based compensation	—	—	885	—	—		885
Income tax reductions relating to exercise of stock options	—	—	567	—	—		567
Balances as of September 30, 2007	9,159,654	$916	$679	$288,244	$(4,759)		$285,080

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 3

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Cash Flows

(in thousands)	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Operating Activities
Net income	$27,642	35,838
Less: Discontinued operations	—	(191)
Income from continuing operations	27,642	36,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	18,874	18,459
Net realized losses on investments	5,524	163
Deferred policy acquisition costs, net of related amortization	(14,225)	(13,343)
Deferred income tax expense	2,115	3,250
Excess tax benefits from share-based compensation	(2,302)	(443)
Share-based compensation	2,262	2,035
Other Changes in Assets and Liabilities
Premiums receivable, net	(1,373)	7,107
Accrued investment income	796	1,040
Reinsurance recoverable on paid losses	(2,544)	9,265
Due from reinsurers on unpaid losses and advance premiums	16,375	10,931
Ceded unearned premiums	(1,305)	250
Other assets and liabilities	(1,715)	(2,548)
Losses and loss adjustment expenses	(31,507)	(50,237)
Unearned premiums	2,502	(56,814)
Reinsurance payable	837	(8,477)
Paid in advance and unprocessed premiums	(5,574)	(7,225)
Net cash provided by (used in) operating activities	$16,382	(50,558)

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	$112,471	75,492
Sales of other invested assets	6	27
Maturities of fixed income securities, available-for-sale	29,005	19,515
Maturities of short-term investments	1,270	29,543
Sales of property and equipment	2	13
Purchases of
Fixed income securities, available-for-sale	(124,988)	(74,988)
Equity securities	(1,500)	(15,000)
Short-term investments	—	(480)
Other invested assets	(404)	(34)
Property and equipment	(133)	(4,271)
Net cash provided by investing activities	$15,729	29,817

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 4

FPIC Insurance Group, Inc.
Unaudited Consolidated Statements of Cash Flows, continued

(in thousands)	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Financing Activities
Issuance of common stock	$6,620	1,647
Repurchase of common stock	(47,619)	(41,394)
Excess tax benefits from share-based compensation	2,302	443
Net cash used in financing activities	$(38,697)	(39,304)

Discontinued Operations
Net cash (used in) provided by operating activities	$—	(191)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Net cash used in discontinued operations	$—	(191)

Net decrease in cash and cash equivalents	$(6,586)	(60,236)
Cash and cash equivalents at beginning of period	70,229	138,688
Cash and cash equivalents at end of period	$63,643	78,452

See the accompanying notes to the unaudited consolidated financial statements.
Form 10- Q: 5

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:6

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

New Accounting Pronouncements
    Effective January 1, 2008, we adopted the measurement provisions for financial assets and liabilities of Financial Accounting Standard (“FAS”) 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP.  In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  In October 2008, the FASB released FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset
Is Not Active, which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FAS 157 did not have an impact on our consolidated financial statements.  For additional disclosures, see Note 9, Fair Value Measurements.

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

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:7

(in thousands)
As of January 1, 2008	Before Application of FAS 158 Measurement Date Provisions	Adjustments to Adopt FAS 158 Measurement Date Provisions	After Application of FAS 158 Measurement Date Provisions
Retained earnings	$295,586	(89)	295,497
Accumulated other comprehensive loss	(884)	(58)	(942)
Total shareholders' equity	$294,702	(147)	294,555

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

In December 2007, the FASB issued FAS 141(R), Business Combinations.  This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.  It does not apply to: (a) the formation of a joint venture, (b) the acquisition of an asset or a group of assets that does not constitute a business, (c) a combination between entities or businesses under common control, (d) a combination between not-for-profit organizations or (e) the acquisition of a for-profit business by a not-for-profit organization.  FAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of FAS 141(R) is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.  FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FAS 141(R), Business Combinations.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of FAS 160 is not expected to have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FAS 128, Earnings per Share.  We have granted restricted stock awards under our share-based compensation plans that would be considered participating securities under the new FSP.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:8

2.	Share-Based Compensation Plans
We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).  For a description of these plans, see Note 9, Share-Based Compensation Plans included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The following table summarizes data for stock options outstanding and exercisable as of September 30, 2008:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$ 0.00-11.99	111,018	—	$9.33	2.8		111,018	$9.33
$ 2.00-15.99	145,951	—	13.71	3.3		145,951	13.71
$16.00-19.99	6,500	—	17.17	1.3		6,500	17.17
$20.00-35.99	170,695	9,229	27.29	5.7		170,695	26.86
$36.00-60.99	32,125	54,244	39.87	7.8		32,125	40.72
	466,289	63,473	$21.71	4.7	$ 15,722	466,289	$19.39	$ 14,922

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

The following table presents the status of, and changes in, performance units and restricted stock:

	Performance Units and Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2008	92,413	$36.29
Granted	62,030	44.81
Vested	(45,664)	37.07
Forfeited	(1,264)	40.12
Nonvested, September 30, 2008	107,515	$40.83	1.2	$5,525

As of September 30, 2008, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of 1.0 years.  The compensation cost related to our share-based awards that were charged to other underwriting expense was $0.7 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively and $2.3 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:9

3.	Reconciliation of Basic and Diluted Earnings per Common Share
Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Income from continuing operations	$6,487	8,227	$27,642	36,029
Discontinued operations	—	(191)	—	(191)
Net income	$6,487	8,036	$27,642	35,838

Basic Earnings per Common Share:
Income from continuing operations	$0.79	0.88	$3.24	3.76
Discontinued operations	—	(0.02)	—	(0.02)
Basic earnings per common share	$0.79	0.86	$3.24	3.74

Diluted Earnings per Common Share:
Income from continuing operations	$0.76	0.86	$3.14	3.63
Discontinued operations	—	(0.02)	—	(0.02)
Diluted earnings per common share	$0.76	0.84	$3.14	3.61

Basic weighted-average shares outstanding	8,217	9,300	8,532	9,570
Common stock equivalents (1)	265	323	278	349
Diluted weighted-average shares outstanding	8,482	9,623	8,810	9,919

(1)
Outstanding stock options totaling 9,000 and 108,869 for the three months ended September 30, 2008 and 2007, respectively, and 90,179 and 98,985 for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

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

As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $4.0 million and $5.0 million for the three months ended September 30, 2008 and 2007, respectively and $12.5 million and $23.0 million for the nine months ended September 30, 2008 and 2007, respectively.  The $23.0 million in favorable development for the nine months ended September 30, 2007 includes a decline in incurred losses of $14.0 million in connection with the Physicians’ Reciprocal Insurers (“PRI”) reinsurance commutation.  For additional information on the PRI commutation see Note 7, Reinsurance.  The favorable development recognized in 2008 reflects a decline in expected ultimate losses primarily for the 2004 through 2006 accident years as a result of reductions in our estimates of incidents to claim development, payment frequency and payment severity.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:10

5.	Income Taxes
We adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $0.08 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 balance of retained earnings.  Our liability for unrecognized tax benefits as of January 1, 2007 and September 30, 2008 was $0.6 million, 100 percent of which would affect our annual effective tax rate if recognized.  We estimate that our unrecognized tax benefits will not change significantly within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2005.  Our income tax returns for 2005, 2006 and 2007 have not been examined by the Internal Revenue Service (the “IRS”) and remain open under the applicable statute of limitations.  The IRS commenced an examination of our 2004 U.S. income tax return during 2006.  The examination was closed in February 2007 with no significant adjustments.

Our continuing practice is to recognize accrued interest related to unrecognized tax benefits and penalties in income tax expense.  We recognized interest expense of $0.02 million and $0.07 million for the nine months ended September 30, 2008 and 2007, respectively.  We had approximately $0.1 million and $0.08 million accrued for the payment of interest as of September 30, 2008 and December 31, 2007, respectively.

During the three months ended September 30, 2008, we recorded a valuation allowance of $2.3 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired and equity investments that were in loss positions at September 30, 2008.  $1.9 million of the valuation allowance was recorded to accumulated other comprehensive loss with the remaining balance of $0.4 million recorded to deferred tax expense.

6.	Employee Benefit Plans
The components of the actuarially computed net periodic pension cost for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 13, Employee Benefit Plans, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(in thousands)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service cost of benefits earned during the period	$254	253	$762	725
Interest cost on projected benefit obligation	179	164	537	488
Expected return on plan assets	(109)	(101)	(329)	(303)
Amortization of net loss	5	10	16	21
Amortization of prior service cost	12	12	36	36
Amortization of net transition obligation	2	8	6	23
Net periodic pension cost	$343	346	$1,028	990

    We contributed $1.3 million to our employee benefit plans during the nine months ended September 30, 2008.  We currently anticipate contributing an additional $0.1 million to these plans during the remainder of 2008 for total contributions of $1.4 million.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:11

7.	Reinsurance
The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the Quarter Ended		For the Quarter Ended
	September 30, 2008		September 30, 2007
	Written	Earned	Written	Earned
Direct premiums	$55,757	48,211	$59,799	54,335
Assumed premiums	(6)	(6)	34	34
Ceded premiums	(6,926)	(6,142)	(6,590)	(5,920)
Net premiums	$48,825	42,063	$53,243	48,449

(in thousands)	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2008		September 30, 2007
	Written	Earned	Written	Earned
Direct premiums	$149,704	147,202	$166,747	169,096
Assumed premiums	(6)	(6)	(9)	(9)
Commutation of assumed premiums written	—	—	(54,465)	—
Ceded premiums	(19,323)	(18,017)	(19,370)	(19,620)
Net premiums	$130,375	129,179	$92,903	149,467

(in thousands)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Losses and LAE	$28,648	32,408	$86,377	108,365
Commutation of assumed losses and LAE	—	—	—	(13,982)
Reinsurance recoveries	(3,985)	(3,983)	(11,657)	(13,929)
Net losses and LAE	$24,663	28,425	$74,720	80,454

During February 2007, our subsidiary, First Professionals Insurance Company, Inc. (“First Professionals”), commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  These treaties provided excess of loss reinsurance and reinsurance for PRI’s death, disability and retirement risks.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized an after-tax gain of $9.7 million as a result of the commutation.  The following effects of the reinsurance commutation are included in our consolidated financial statements for the nine months ended September 30, 2007:

(in thousands)

Commutation of assumed premiums written	$(54,465)
Net premiums written	$(54,465)

Total revenues	$—

Net losses and LAE	(13,982)
Other underwriting expenses	(1,733)
Total expenses	$(15,715)

Income from continuing operations before income taxes	15,715
Less: Income tax expense	6,063
Net income	$9,652

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:12

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of September 30, 2008, our receivable from reinsurers was approximately $145.0 million.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

8.	Investments
Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other-than-temporary, if any, are recorded as realized losses in the consolidated statements of income.  Data with respect to investments are presented in the tables below.

	For the Quarter Ended				For the Quarter Ended
	September 30, 2008				September 30, 2007
(in thousands)	Gross realized gains	Gross realized losses	Other-than-temporary impairment losses	Net realized investment gains (losses)	Gross realized gains	Gross realized losses	Other-than-temporary impairment losses	Net realized investment gains (losses)
Fixed income securities, available-for-sale	$1,144	(1,741)	(3,572)	(4,169)	57	—	(135)	(78)
Equity securities, available-for-sale	—	—	(898)	(898)	—	—	—	—
Other invested assets	57	(96)	(296)	(335)	11	—	—	11
Total	$1,201	(1,837)	(4,766)	(5,402)	68	—	(135)	(67)

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2008				September 30, 2007
(in thousands)	Gross realized gains	Gross realized losses	Other-than-temporary impairment losses	Net realized investment gains (losses)	Gross realized gains	Gross realized losses	Other-than-temporary impairment losses	Net realized investment gains (losses)
Fixed income securities, available-for-sale	$1,408	(1,982)	(3,572)	(4,146)	360	(333)	(135)	(108)
Equity securities, available-for-sale	—	—	(898)	(898)	—	—	—	—
Other invested assets	58	(101)	(437)	(480)	55	—	(110)	(55)
Total	$1,466	(2,083)	(4,907)	(5,524)	415	(333)	(245)	(163)

	As of September 30, 2008				As of December 31, 2007
(in thousands)	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale and short-term investments	$669,486	3,103	(21,235)	651,354	690,364	5,159	(4,872)	690,651
Equity securities, available-for-sale	16,105	2	(3,343)	12,764	15,503	7	(598)	14,912
Total	$685,591	3,105	(24,578)	664,118	705,867	5,166	(5,470)	705,563

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:13

As a result of the recent turmoil in the financial markets, certain of our investments in financial service organizations, experiencing credit-related losses, were in loss positions that were not deemed recoverable and therefore we recorded other-than-temporary impairments of $4.8 million during the three months ended September 30, 2008.  Our fixed income investment portfolio continues to have an average Moody’s credit quality rating of Aa2 (High quality).

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

Level 2
Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  Pricing inputs may include benchmark curves, reported trades, broker / dealer quotes, issuer spreads, quoted forward prices, time value, volatility factors and current market and contractual prices for an underlying instrument.  We’ve included the following financial instruments in this category: fixed income securities, short-term investments, preferred stock and non-exchange-traded derivatives.

Level 3
Pricing inputs include significant inputs that are generally less observable from objective sources and may include internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.  At each balance sheet date, we perform an analysis of all instruments subject to FAS 157 and include in Level 3 all assets or liabilities whose fair value is based on significant unobservable inputs.  We’ve included the following financial instruments in this category: fixed income securities, priced solely using broker quotes or other proprietary pricing methodologies, and other invested assets.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:14

The following table presents disclosures about fair value measurements at September 30, 2008 for assets measured at fair value on a recurring basis.

(in thousands)		Fair Value Measurements at September 30, 2008 Using:
Description	As of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Fixed income securities, available-for-sale	$651,149	—	649,334	1,815
Equity securities, available-for-sale	12,764	11,826	938	—
Short-term investments	205	—	205	—
Other invested assets	81	—	—	81
Total	$664,199	11,826	650,477	1,896

Liabilities
Other liabilities (derivative financial instruments)	(143)	—	(143)	—
Total	$(143)	—	(143)	—

The following table presents disclosures about fair value measurements at September 30, 2008 using significant unobservable inputs (Level 3).  Reclassifications impacting Level 3 financial instruments are reported as transfers in (out) of the Level 3 category as of the beginning of the period in which the transfer occurs.  Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

(in thousands)	Fixed Income Securities, available-for-sale	Other Invested Assets
Beginning balance, January 1, 2008	$3,359	553
Total gains or losses (realized / unrealized)
Included in earnings	—	(442)
Included in other comprehensive income	10	(34)
Purchases, issuances and settlements	287	4
Transfers in and / or out of Level 3	(1,841)	—
Ending balance, September 30, 2008	$1,815	81

The amount of total gains or losses for the nine months
ended September 30, 2008 included in earnings attributable
to the change in unrealized gains or losses relating
to assets still held at September 30, 2008	$—	(350)

Realized gains and losses included in earnings and unrealized gains and losses included in other comprehensive income for the period are reported as follows:

(in thousands)	Fixed Income Securities, available-for-sale	Other Invested Assets
Total gains or losses included in earnings for the nine months ended September 30, 2008 (above)	$—	(442)

Change in unrealized gains or losses related to assets still held at September 30, 2008	$10	(38)

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:15

10.	Derivative Instruments
On May 23, 2008, we replaced certain expiring interest rate collars and affected three separate interest rate swaps with SunTrust Bank (“SunTrust”).  The swap contracts contain customary representations and warranties and covenants.  Information concerning our derivative instruments in effect as of September 30, 2008 is presented in the table below.

Notional
Amount	Derivative	Maturity	LIBOR	LIBOR	Floor	Cap
(in thousands)	Instrument	Date	Floor (1)	Cap (1)	Rate	Rate
$15,000	Interest Rate Collar	10/29/2008	1.00%	4.65%	4.85%	8.50%

Notional
Amount	Derivative	Trade	Effective	Maturity	Receive	Pay
(in thousands)	Instrument	Date	Date	Date	Rate (1)	Rate
$5,000	Interest Rate Swap	5/23/2008	5/23/2008	5/23/2013	2.81%	3.94%
$15,000	Interest Rate Swap	5/23/2008	8/15/2008	8/15/2013	2.80%	4.04%

(1)	Based on three-month London Inter-Bank Offer Rate (“LIBOR”).

Information concerning our derivative instruments that will become effective on October 29, 2008 is presented in the table below:

Notional	Forward Starting
Amount	Derivative	Trade	Effective	Maturity	Pay
(in thousands)	Instrument	Date	Date	Date	Rate
$15,000	Interest Rate Swap	5/23/2008	10/29/2008	10/29/2013	4.123%

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

We entered into the interest rate swaps to mitigate our floating rate interest risk on $35 million of our outstanding indebtedness, due in 2033.  We expect changes in the cash flows of the interest rate swaps to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate.  The combined fair value of our derivative instruments was $0.1 million at September 30, 2008 and we have reflected this fair value in other liabilities.  Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges.  As a result, we reflected the unrealized gain on these hedges in accumulated other comprehensive income or loss.  We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.  If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the interest rate swaps would be included in net income rather than other comprehensive income.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:16

11.	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  Our primary excess of loss reinsurance program includes an additional level of coverage for claims in excess of policy limits.  (For additional information regarding this reinsurance coverage see Note 5, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2007.)  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of September 30, 2008, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.

Our insurance subsidiaries are subject to assessment by the financial guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  During 2006 and 2007, the Florida Office of Insurance Regulation (“Florida OIR”) levied assessments, totaling $9.4 million and $4.2 million, respectively, on our Florida direct written premiums at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group.  Loss deficiencies in excess of FIGA’s estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup guaranty fund assessments from their Florida policyholders and have been doing so.

In addition to standard guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the fund’s expiration on May 31, 2010.

12.	Discontinued Operations
Discontinued operations consist of our former insurance management operations, which were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers, and our third party administration operations, which were comprised of our former wholly owned subsidiary, Employers Mutual, Inc.  For additional information on our discontinued operations, see Item 8.  Financial Statements and Supplementary Data, Note 17, Discontinued Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months and nine months ended September 30, 2007, we recorded a loss on the disposal of our discontinued operations, net of income taxes of $0.2 million ($0.02 per basic and diluted common share).  We have not recorded any amounts for discontinued operations in 2008.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and nine months ended September 30, 2008, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 27, 2008.

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

v)	The actual amount of our new and renewal business;
vi)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vii)	The unpredictability of court decisions and our exposure to claims for extra contractual damages and losses in excess of policy limits;
viii)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;
ix)	Developments in financial and securities markets that could affect our investment portfolio;
x)	Legislative, regulatory or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
xi)	The passage of additional or repeal of current tort reform measures, and the effect of such measures;
xii)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:18

xiii)	The loss of the services of any key members of senior management;
xiv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xv)
Other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, including Item 1A.  Risk Factors and Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on February 27, 2008.

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

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:19

Recent Trends and Other Developments
(Comparisons are made to the comparable periods in 2007 unless otherwise indicated)

—
Income from continuing operations decreased 21 percent (12 percent on a diluted common share basis) for the three months ended September 30, 2008 and 23 percent (13 percent on a diluted common share basis) for the nine months ended September 30, 2008 compared with the same periods in 2007.  Excluding the impact of the PRI commutation in February 2007, income from continuing operations increased 5 percent (18 percent on a diluted common share basis) for the nine months ended September 30, 2008.

—
Net income decreased 19 percent (10 percent on a diluted common share basis) for the three months ended September 30, 2008 and 23 percent (13 percent on a diluted common share basis) for the nine months ended September 30, 2008 compared with the same periods in 2007.  Excluding the impact of the PRI commutation in February 2007, net income increased 6 percent (19 percent on a diluted common share basis) for the nine months ended September 30, 2008.

—
In the third quarter of 2008, we incurred $5.4 million of net realized investment losses, including charges of $4.8 million for investments relating to certain financial service companies that were other-than-temporarily impaired.  As of September 30, 2008, we had a total of $733.0 million in cash and investments, and our fixed income investment portfolio had an average Moody’s credit quality rating of Aa2 (High Quality).

—
Our initiative to provide management services for alternative risk arrangements resulted in $0.6 million and $2.3 million of direct written premiums for the three months and nine months ended September 30, 2008, respectively.  Total policyholders related to such business totaled 141 at September 30, 2008.

—
The number of professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 1 percent to 13,691 policyholders at September 30, 2008 compared to 13,498 policyholders at September 30, 2007.  The number of professional liability policyholders increased 3 percent since June 30, 2008.

—
As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $4.0 million and $12.5 million for the three months and nine months ended September 30, 2008, respectively, compared to $5.0 million and $9.0 million for the three months and nine months ended September 30, 2007.  The favorable net loss development in 2007 excludes the impact of the PRI commutation.

—
On a trade date basis, we repurchased 194,392 shares of our common stock during the three months ended September 30, 2008 at an average price of $46.35 per share and as of September 30, 2008, had remaining authority from our Board of Directors to repurchase 430,527 more shares under our stock repurchase program.  Through October 24, 2008, we have repurchased an additional 232,802 shares of our common stock, on a trade date basis, at an average price of $46.33 per share and had remaining authority from our Board of Directors to repurchase an additional 197,725 shares as of that date.

—
Book value per common share was $32.90 as of September 30, 2008 compared to $33.03 as of December 31, 2007.  Due to our strong capital position and in furtherance of our capital management initiatives, we received $31.0 million in dividends from our insurance subsidiaries during the first nine months of 2008.  The statutory surplus of our insurance subsidiaries as of September 30, 2008 was $251.9 million compared to $261.6 million as of December 31, 2007.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:20

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

Results of Operations
Three Months and Nine Months Ended September 30, 2008 compared to
Three Months and Nine Months Ended September 30, 2007

Income from continuing operations was $6.5 million for the three months ended September 30, 2008, or $0.76 per diluted common share, a decrease of 21 percent and 12 percent, respectively, compared to $8.2 million, or $0.86 per diluted common share, for the three months ended September 30, 2007.  The decline in income from continuing operations is primarily the result of an increase in realized investment losses primarily associated with other-than-temporary impairments of certain investments offset to some extent by higher underwriting income (defined as net premiums earned less net losses and LAE and other underwriting expenses).  Income from continuing operations was $27.6 million for the nine months ended September 30, 2008, or $3.14 per diluted common share, a decrease of 23 percent and 13 percent, respectively, compared to $36.0 million, or $3.63 per diluted common share, for the nine months ended September 30, 2007.  Income from continuing operations for the nine months ended September 30, 2007 includes a gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Excluding the impact of the PRI reinsurance commutation, income from continuing operations for the nine months ended September 30, 2008 increased 5 percent (18 percent per diluted common share) compared with the same period in 2007.  This increase in income from continuing operations is primarily the result of higher underwriting income offset by higher realized investment losses primarily associated with other-than-temporary impairments of certain investments.  Other underwriting expenses for the three months and nine months ended September 30, 2007 include the impact of guaranty fund assessments, which are being partially recovered by our insurance subsidiaries in 2008 as allowed by Florida law.  For additional information on these assessments and related recoveries, see the discussion below on other underwriting expenses.

Net income was $6.5 million for the three months ended September 30, 2008, or $0.76 per diluted common share, a decrease of 19 percent and 10 percent, respectively, compared to $8.0 million, or $0.84 per diluted common share, for the three months ended September 30, 2007.  Net income was $27.6 million for the nine months ended September 30, 2008, or $3.14 per diluted common share, a decrease of 23 percent and 13 percent, respectively, compared to $35.8 million, or $3.61 per diluted common share, for the nine months ended September 30, 2007.  Net income for the nine months ended September 30, 2007 includes a gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Excluding the impact of the PRI reinsurance commutation, net income and diluted earnings per common share for the nine months ended September 30, 2008 increased 6 percent and 19 percent, respectively, compared with the same period in 2007.  Net income for the three months and nine months ended September 30, 2007 also includes a loss from discontinued operations of $0.2 million.  See the paragraph above on income from continuing operations for an explanation of other changes in net income for the three months and nine months ended September 30, 2008.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:21

Information concerning written premiums and policyholders is summarized in the tables below:

(in thousands)	For the Quarter Ended		Percentage	For the Quarter Ended
	September 30, 2008		Change	September 30, 2007
Direct premiums written	$55,757	(1)	-7%	59,799
Assumed premiums written	(6)		-118%	34
Ceded premiums written	(6,926)	(1)	-5%	(6,590)
Net premiums written	$48,825		-8%	53,243

(in thousands)	For the Nine Months Ended		Percentage	For the Nine Months Ended
	September 30, 2008		Change	September 30, 2007
Direct premiums written	$149,704	(1)	-10%	166,747
Assumed premiums written	(6)		33%	(9)
Commutation of assumed premiums written	—		100%	(54,465)	(2)
Ceded premiums written	(19,323)	(1)	0%	(19,370)
Net premiums written	$130,375		40%	92,903	(2)

(1)
Includes $0.6 million and $2.3 million of premiums associated with alternative risk arrangements for the three months and nine months ended September 30, 2008, respectively.  Management fees for such arrangements are included in other income.

(2)
During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  In connection with the commutation, First Professionals recognized an after-tax gain of $9.7 million.  For additional information on the commutation, see Item 1.  Financial Statements, Note 7, Reinsurance. Excluding the impact of the PRI commutation, net premiums written were $147.4 million for the nine months ended September 30, 2007.

	As of	Percentage	As of
	September 30, 2008	Change	September 30, 2007
Professional liability policyholders	13,691	1%	13,498
Professional liability policyholders under alternative risk arrangements	141	—	—
Total professional liability policyholders	13,832	2%	13,498

Direct premiums written declined 7 percent and 10 percent for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily as a result of lower premium rates in our Florida market offset to some extent by an increase in professional liability policyholders and premiums written on alternative risk arrangements.  Our national and Florida policyholder retention was 96 percent for the nine months ended September 30, 2008, compared to 94 percent national retention and 95 percent Florida retention for the comparable period in 2007.

Net premiums written decreased 8 percent for the three months ended September 30, 2008 and increased 40 percent for the nine months ended September 30, 2008 compared to the same periods in 2007.  Excluding the impact of the PRI commutation on assumed premiums written for the nine months ended September 30, 2007, net premiums written declined 12 percent for the nine months ended September 30, 2008.  The decline in net premiums written for the three months and nine months ended September 30, 2008 is primarily a result of lower premium rates in our Florida market offset to some extent by an increase in professional liability policyholders.

Net premiums earned declined 13 percent and 14 percent for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  The declines in net premiums earned for the three months and nine months ended September 30, 2008 are primarily the result of lower rates in our Florida market and a prior shift in business mix to lower risk specialties that is now being reflected in net premiums earned.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:22

Net investment income declined 1 percent and 2 percent for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  The decline in net investment income is a result of a decline in cash and cash equivalents and the corresponding yield on such assets offset to a certain extent by higher fixed income securities and the yield on such securities for the respective periods.

Net realized investment losses increased for both the three months and nine months ended September 30, 2008 compared to the same periods in 2007 as a result of other-than-temporary impairments on certain investments recorded during the third quarter of 2008.  As a result of the recent turmoil in the financial markets, certain of our investments in financial service organizations, experiencing credit-related losses, were in loss positions that were not deemed recoverable and therefore we recorded other-than-temporary impairments of $4.8 million during the three months ended September 30, 2008.  Our fixed income investment portfolio continues to have an average Moody’s credit quality rating of Aa2 (High quality).

Net losses and LAE decreased 13 percent and 7 percent for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  Excluding the impact of the PRI commutation of $14.0 million for the nine months ended September 30, 2007, net losses and LAE decreased 21 percent for the nine months ended September 30, 2008.  The declines in net losses and LAE reflect the continuation of favorable loss trends, including $4.0 million and $12.5 million of favorable prior year development for the three months and nine months ended September 30, 2008, respectively, compared to $5.0 million and $9.0 million for the three months and nine months ended September 30, 2007, respectively.  The $9.0 million in favorable development for the nine months ended September 30, 2007 does not include the decline in incurred losses of $14.0 million in connection with the PRI commutation.  For additional information on the PRI commutation see Item 1.  Financial Statements, Note 7, Reinsurance.  The favorable development recognized in 2008 reflects reductions in our estimates of incidents to claim development, payment frequency and payment severity.  Lower net premiums earned and a decline in the corresponding provision for losses and LAE also contributed to the decline in net losses and LAE.

Other underwriting expenses decreased 37 percent and 18 percent for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  Other underwriting expenses for the three months and nine months ended September 30, 2007 include a $4.2 million ($2.6 million after-tax) charge for a state-levied guaranty fund assessment with respect to the insolvency of the subsidiaries of Poe Financial Group.  The decrease in other underwriting expenses for the three months ended September 30, 2008 is primarily due to higher ceding commissions received by us, the non-recurrence of the guaranty fund assessment in 2008 and the recoupment of a previous guarantee fund assessment from our policyholders.  Excluding the impact of the assessments and recoveries, other underwriting expenses decreased 5 percent for the three months ended September 30, 2008.  Other underwriting expenses for the nine months ended September 30, 2007 also includes the impact of the PRI reinsurance commutation of $1.7 million.  Excluding the impact of guaranty fund assessments and recoveries and the PRI reinsurance commutation, other underwriting expenses decreased 5 percent for the nine months ended September 30, 2008.

Income tax expense decreased 19 percent and 29 percent for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 due to lower taxable income.  Income tax expense for the three and nine months ended September 30, 2008 include a $0.4 million valuation allowance against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired and equity investments that were in loss positions at September 30, 2008.  The total amount of the valuation allowance was $2.3 million, of which $1.9 million was recorded against accumulated other comprehensive loss.  Included in income tax expense for the nine months ended September 30, 2007 was $6.1 million of taxes resulting from the PRI commutation.  Excluding the impact of the valuation allowance and the PRI commutation, our effective tax rate was 29 percent and 32 percent for the three months ended September 30, 2008 and 2007, respectively, and 31 percent and 32 percent for the nine months ended September 30, 2008 and 2007, respectively.  The slight decrease in our effective tax rate was due to the higher proportion of tax exempt interest and dividends relative to taxable income.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:23

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the table below.

		For the Quarter Ended		For the Nine Months Ended
		September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Loss ratio
Current accident year		68.1%	69.0%	67.5%	69.2%
Commutation of assumed premiums written - prior accident years	D	0.0%	0.0%	0.0%	-9.4%
Prior accident years		-9.5%	-10.3%	-9.7%	-6.0%
Calendar year loss ratio	A	58.6%	58.7%	57.8%	53.8%

Underwriting expense ratio	B	21.7%	29.9%	22.0%	23.2%
Commutation of assumed premiums written		0.0%	0.0%	0.0%	-1.2%
FIGA assessment or (recovery)		-2.2%	8.1%	-2.0%	2.6%
Underwriting expense ratio excluding the impact of reinsurance commutations and FIGA assessments or (recoveries)	C	23.9%	21.8%	24.0%	21.8%

Combined ratio (Sum of A+B)		80.3%	88.6%	79.8%	77.0%

Combined ratio excluding the impact of reinsurance commutations and FIGA assessments or (recoveries) (Sum of A-D+C)		82.5%	80.5%	81.8%	85.0%

    Selected information concerning our direct professional liability insurance claim data is summarized in the table below.

	For the Nine Months Ended	Percentage	For the Nine Months Ended
	September 30, 2008	Change	September 30, 2007
Net paid losses and LAE on professional liability claims (in thousands):
Net paid losses	$50,137	-37%	79,544
Less: net paid losses on commuted reinsurance agreements	416	-99%	29,745
Net paid losses excluding commuted reinsurance agreements	$49,721	0%	49,799

Net paid LAE	$39,714	-1%	40,216
Less: net paid LAE on commuted reinsurance agreements	555	-12%	634
Net paid LAE excluding commuted reinsurance agreements	$39,159	-1%	39,582

Net paid losses and LAE excluding commuted reinsurance agreements	$88,880	-1%	89,381

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:24

	For the Nine Months Ended	Percentage	For the Nine Months Ended
	September 30, 2008	Change	September 30, 2007
Professional liability claims and incidents closed without indemnity payment
Total professional liability claims closed without indemnity payment	415	-28%	578
Total professional liability incidents closed without indemnity payment	685	33%	514
Total professional liability claims and incidents closed without indemnity payment	1,100	1%	1,092

Total professional liability claims with indemnity payment	237	0%	238

CWIP Ratio on a rolling four quarter basis(1)	35%		28%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	14%		15%

Professional liability claims and incidents reported during the period:
Total professional liability claims reported during the period	550	8%	508
Total professional liability incidents reported during the period	774	11%	697
Total professional liability claims and incidents reported during the period	1,324	10%	1,205

Total professional liability claims and incidents that remained open	3,332	-11%	3,758

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Net paid losses and LAE, excluding commuted reinsurance agreements, declined 1 percent for the nine months ended September 30, 2008 compared with the same period in 2007.  The number of reported claims and incidents for the nine months ended September 30, 2008 was 10 percent higher than the comparable period in 2007.  When adjusted for the relative composition of our book of business, the frequency of reported claims, while higher than 2007, remains near historic lows and generally reflects the continued trend of lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  The number of professional liability claims with indemnity payment (“CWIP”) was relatively flat for the nine months ended September 30, 2008 compared to the same period in 2007.  For the four quarters ended September 30, 2008, the CWIP Ratio was 35 percent and the CWIP Ratio, including incidents, was 14 percent, compared to 28 percent and 15 percent, respectively, for the four quarters ended September 30, 2007.  The CWIP ratios remain within our expectations.  Our inventory of open claims and incidents declined 11 percent during the last 12 months.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:25

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals and Anesthesiologists Professional Assurance Company, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $48.2 million during 2008 without prior regulatory approval.  We have received dividends of $31.0 million from our insurance subsidiaries during the nine months ended September 30, 2008 in furtherance of our capital management initiatives.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $16.4 million for the nine months ended September 30, 2008 compared to net cash used in operating activities of $50.6 million for the nine months ended September 30, 2007.  The increase in cash provided by operating activities is primarily due to the non-recurrence of the 2007 commutation of the reinsurance agreements between First Professionals and PRI and lower income taxes offset by a decline in premiums received associated with the decline in written premiums.

Net cash provided by investing activities was $15.7 million for the nine months ended September 30, 2008 compared to $29.8 million for the nine months ended September 30, 2007.  The 2007 cash flows from investing activities include the transfer of securities in connection with the PRI commutation.  Excluding the impact of the PRI commutation, net cash provided by investing activities increased primarily due to transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.

Net cash used in financing activities was $38.7 million for the nine months ended September 30, 2008 compared to $39.3 million for the nine months ended September 30, 2007.  The change in net cash used in financing activities for 2008 was primarily due to higher repurchases of common stock, which totaled $47.6 million for the nine months ended September 30, 2008, compared to $41.4 million for the comparable period in 2007 offset by additional issuances of our common stock during 2008 resulting from the exercise of stock options and higher excess tax benefits as a result of the exercise of those stock options.

As of September 30, 2008, we had cash and investments of $733.0 million.  Included within cash and investments were cash and cash equivalents of $63.6 million and fixed income securities, available-for-sale, and short-term investments with a fair value of approximately $66.7 million with scheduled maturities during the next 12 months.  We believe that our cash and investments as of September 30, 2008, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:26

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is dependent on, among other things, market conditions.  The following table summarizes the components of our capital resources as of September 30, 2008 and December 31, 2007.

(in thousands)	As of	As of
	September 30, 2008	December 31, 2007
Long-term debt	$46,083	46,083
Shareholders' equity	$271,784	295,597
Ratio of debt to total capitalization	14.5%	13.5%

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

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 6.64 percent to 7.01 percent as of September 30, 2008).  We have the option to redeem approximately $31.0 million of the senior notes and trust-preferred securities at any time (after October 2008 with respect to the remaining approximately $15.0 million of trust-preferred securities), in whole or in part, without premium or penalty.  The trust-preferred securities also contain features that would allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and are due in May and October 2033. As discussed below, during May 2008 we replaced certain expiring interest rate collars with separate interest rate swaps to hedge the floating interest rate on $35.0 million of our outstanding indebtedness.

Other Significant Financial Position Accounts

Due from reinsurers on unpaid losses and advance premiums declined 11 percent to $128.0 million as of September 30, 2008, from $144.3 million as of December 31, 2007.  The decline in due from reinsurers on unpaid losses and advance premiums is primarily due to a reduction in ceded reserves associated with a fronting program that is in run-off.

Deferred income taxes increased 13 percent to $36.7 million as of September 30, 2008, from $32.6 million as of December 31, 2007.  The increase in deferred income taxes is primarily related to additional deferred tax assets established as a result of the unrealized loss position on our fixed income investment portfolio.  During the three months ended September 30, 2008, we recorded a valuation allowance of $2.3 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired and equity investments that were in loss positions at September 30, 2008.

Paid in advance and unprocessed premiums declined 51 percent to $5.4 million as of September 30, 2008, from $11.0 million as of December 31, 2007.  The decline in paid in advance and unprocessed premiums reflects the policy renewal cycle whereby policies are generally renewed with an effective date of January 1, July 1 or December 1 of each year, with the largest number of policies typically being renewed on January 1.  As a result, paid in advance and unprocessed premiums are generally expected to be higher as of December 31 of each year.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:27

Other liabilities increased 18 percent to $34.3 million as of September 30, 2008, from $29.1 million as of December 31, 2007.  The increase in other liabilities is primarily associated with amounts due to investment brokers for transactions involving securities, which were entered into prior to September 30, 2008 and settled subsequent to period end.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of September 30, 2008 that would give rise to previously undisclosed market, credit or financing risk.

(1) Derivative financial instruments – On May 23, 2008, we entered into three separate interest rate swaps with SunTrust to mitigate our floating rate interest risk on $35 million of our outstanding indebtedness.  Each of the swap contracts contains customary representations, warranties and covenants and has a termination date five years from its respective effective date.  We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount of $35 million in exchange for receiving floating payments based on the three-month LIBOR rate for the same amount.  The interest rate swaps, during their terms, fix the annual interest rate payable on our trust-preferred indebtedness at 8.14 percent for $20 million of the indebtedness and 7.97 percent for $15 million of the indebtedness.  For additional information on our derivative instruments, see Note 10, Derivative Instruments, included elsewhere herein.  The following table has been updated to reflect our contractual obligations related to our long-term debt and interest rate swaps as of September 30, 2008.

Contractual Obligations (in thousands):	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations(1)	$46,083	—	—	—	46,083
Interest on long-term debt(2)	97,239	3,585	7,286	7,490	78,878
Total	$143,322	3,585	7,286	7,490	124,961

(1)	All long-term debt is assumed to be settled at its contractual maturity.
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

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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

Interest rate risk – long-term debt obligations and derivative financial instruments.  In addition to interest rate risk associated with our investments, we are also subject to interest rate risk associated with our long-term debt and derivative financial instruments.  As of September 30, 2008, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.

As noted above, during May 2008, we replaced certain expiring interest rate collars and affected three separate interest rate swaps to hedge the floating interest rate risk on $35.0 million of our outstanding indebtedness.  We have designated the interest rate swaps as cash flow hedges.  They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive income or loss).  The net effect of this accounting on our operating results is that interest expense on the floating interest rate debt being hedged is recorded based on fixed interest rates once a particular swap is effective.  The following table provides information about our long-term debt obligations and our interest rate swaps, which are sensitive to changes in interest rates.

(in thousands)	September 30, 2008	Projected Cash Flows
	Fair Value	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Variable rate debt (1)	$46,083	—	—	—	—	—	46,083	$46,083
Average interest rate (1)		7.5%	7.6%	8.5%	8.6%	8.7%	8.8%	8.7%

Interest rate swaps:
Variable to Fixed (2)	$(143)	(224)	(162)	121	187	144	—	$66
Average pay rate (2)		4.1%	4.1%	4.1%	4.1%	4.1%	—	4.1%
Average receive rate (2)		3.4%	3.6%	4.4%	4.6%	4.7%	—	4.8%

(1)
For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  The weighted average interest rates as of September 30, 2008 are based on implied forward rates in the forward yield curve for three-month LIBOR.

(2)
The table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the swap contract.

Credit risk – derivative financial instruments. We use interest rate-related derivative instruments to manage a majority of the exposure on our variable rate debt.  By using these instruments, we expose ourselves to potential credit risk, which would be the failure of the counterparty to perform under the terms of the derivative contracts.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for FPIC.  We minimize this credit risk by only entering into transactions with well-established financial institutions and by monitoring the financial strength ratings and financial developments of such institutions.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:29

Item 4.	Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of September 30, 2008 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings
We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business. We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of September 30, 2008, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of September 30, 2008, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 11, Commitments and Contingencies to this Form 10-Q.

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:30

Item 1A.	Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

1.  The risk factor “Our revenues may fluctuate with interest rates, investment results and developments in the securities markets” has been updated to read as follows:

Our revenues may fluctuate with interest rates, investment results and developments in the securities markets.

The financial environment globally and in the United States has recently experienced significant volatility.  While we do not directly participate in areas contributing to such volatility, including mortgage lending, our investment portfolio and the fair value of our investment holdings are affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Future changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income securities, which could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, further adverse changes in economic conditions could result in additional other-than-temporary impairments that are material to our financial condition and operating results.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the third quarter of 2008.

Stock Repurchase Plan
Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate.  Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures.  For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2007, Item 8.  Financial Statements and Supplementary Data, Note 10, Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following table summarizes our common stock repurchases for the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
July 1-31, 2008
Repurchase programs *	93,827	$43.04	93,827	531,048
Employee transactions **	44	$42.34	n/a	n/a

August 1-31, 2008
Repurchase programs *	6,173	$50.04	6,173	524,875
Employee transactions **	—	$—	n/a	n/a

September 1-30, 2008
Repurchase programs *	94,348	$49.40	94,348	430,527
Employee transactions **	—	$—	n/a	n/a

Total	194,392	$46.35	194,348	430,527

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements	Form 10-Q:31

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
            All matters requiring a Form 8-K filing have been so filed as of the date of this filing.  There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

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

October 29, 2008
FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-Q
For the Quarter Ended September 30, 2008

Exhibit	Description
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002