Form 10-K
period 2008-12-31
FPIC INSURANCE GROUP INC
filed 2009-03-04
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
—
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 was $368,479,789.

—	As of February 20, 2009 there were 7,665,329 shares of the Registrant’s Common Stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

FPIC Insurance Group, Inc.
2008 Annual Report on Form 10-K

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

Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida.  Based on 2007 premiums reported by SNL Financial LC, Florida is the fourth largest market for MPL insurance in the United States in terms of direct premiums written.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

Form 10-K: 1

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor.  Our former third party administration (“TPA”) operations, which provided administrative and claims management services to employers, primarily in Florida, were discontinued in 2005 with the sale of these operations to a private investor.  For additional information on our discontinued operations, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18, Discontinued Operations included within the notes to the consolidated financial statements included elsewhere herein.

At December 31, 2008, we employed 140 people.  Our employees are not covered by a collective bargaining agreement.  We believe our relationships with our employees are very important and further believe that our significant number of long-term employees is indicative of good employee relations.

Business Strategy

As a leading provider of MPL insurance, we strive to provide superior products and services to our policyholders, while providing long-term value for our shareholders. We believe we have competitive advantages in our core markets resulting from our deep expertise, our strong relationships and our market positions.  Our physician-oriented culture and emphasis on providing outstanding policyholder service have helped us to maintain consistent policyholder retention in excess of 90 percent.  In addition to our commitment to our policyholders, our goal is to consistently achieve attractive returns for our shareholders.  Our business strategy focuses on maintaining a financially strong, stable and consistently profitable organization while enhancing shareholder value by adhering to the following core principles:

•	Pursuing disciplined growth;
•	Maintaining our financial strength and managing our capital wisely;
•	Focusing on key geographic markets;
•	Maintaining disciplined underwriting and pricing;
•	Effectively managing loss costs and operational expenses; and
•	Recruiting and retaining experienced management.

Pursuing disciplined growth.  We believe that pursuing disciplined growth and prudent expansion is critical to sustained profitability over the long-term.  We systematically assess opportunities for disciplined growth in the MPL insurance marketplace, including organic growth in our core markets, entrance into new markets, logical extensions of our current business and acquisitions of other MPL insurers or MPL books of business.  We continue to see and assess growth opportunities in our core markets, which are presented to us as a result of our long-standing relationships in the medical and agent communities, our expertise and our strong market and capital positions.  In addition, as a complement to our core underwriting operations, we have developed an initiative to provide management and related services to groups and organizations that choose not to purchase insurance from the traditional insurance markets.  Market conditions in our largest market, Florida, have stabilized in terms of pricing in recent years, and during the last three years pricing has declined as a result of, among other things, significantly improved claim experience.  This lower rate environment combined with our commitment to disciplined underwriting and pricing will continue to make revenue and policyholder growth in Florida challenging in the near term.  We remain focused on new business opportunities that are consistent with our strategic objectives.

Form 10-K: 2

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Maintaining our financial strength and managing our capital wisely.  Our objective is to consistently achieve attractive returns for our shareholders while maintaining substantial financial strength.  We remain committed to maintaining the strength and liquidity of our balance sheet by prudently managing our financial and operating leverage, appropriately investing our assets, maintaining strong and appropriate capital and reserve positions and pursuing growth in a disciplined manner.  In addition, we have an intensive focus on measuring the key areas of our business and utilize various financial and actuarial systems for the purpose of evaluating and controlling our business.  Our financial strength and operating leverage, which are shown in the tables below, have been recognized by A.M. Best, which has given us an A- (Excellent) rating.  We also have a group insurer financial strength rating of A- (Strong) from Fitch Ratings, Ltd. (“Fitch”).

(in thousands)	2008	2007(1)	2006

Net premiums written	$162,282	127,943	222,423
Statutory surplus of our insurance subsidiaries	$242,812	261,572	225,583
Operating leverage (net premiums written / statutory surplus)	0.7	0.5	1.0

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with Physicians’ Reciprocal Insurers (“PRI”).  As a result of the commutation and the return of unearned premiums under the treaties, we recorded a reduction of $54.5 million to net premiums written.  Excluding the impact of the commutation, our 2007 operating leverage would have been 0.7.

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on either a short-term or long-term basis.  The following table contains information concerning our capital resources and our debt to total capitalization ratios for the last three years.

(in thousands)	As of December 31,
	2008	2007	2006
Long-term debt	$46,083	46,083	46,083
Shareholders' equity	$259,894	295,597	285,254
Ratio of debt to total capitalization	15.1%	13.5%	13.9%

We are also committed to managing our capital prudently, and our strong capital position has allowed us to conduct our stock repurchase program as shown in the table below.

(shown on a settlement date basis)	2008	2007	2006
Number of shares repurchased	1,468,340	1,232,482	649,205
Aggregate cost of repurchased shares (in thousands)	$66,310	50,526	24,500
Average cost per common share	$45.16	41.00	37.74

Through February 27, 2009, we have repurchased an additional 191,950 shares on a settlement date basis, under our Rule 10b5-1 plan, at an aggregate cost of $7.5 million, or $39.03 per share, and had remaining authority from our Board of Directors to repurchase 260,852 more shares as of that date.  We will continue to evaluate additional stock repurchases in light of market conditions, capital requirements and our financial and business outlook.

Form 10-K: 3

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Focusing on key geographic markets. We target selected market areas where we believe we can establish a meaningful presence and leverage local market knowledge and experience.  We believe that the ability to manage our business effectively and compete within the unique environment of each state is critical to our success.

Maintaining disciplined underwriting and pricing. We maintain a disciplined focus on selecting appropriate risks and pricing those risks in order to achieve our financial objectives.  In the face of declining premium rates and increased competition in our core markets, it will continue to be important for us to maintain appropriate pricing and risk selection.

Effectively managing loss costs and operational expenses.  In addition to prudent risk selection, we manage our loss costs through effective claims handling and risk management initiatives.  We seek to minimize our incidence of claims by offering our insureds risk management programs that are designed to assist them in successfully managing their individual risk factors.  Once a claim has been made, we work to effectively manage the claim to an appropriate resolution.  We strive to maintain an efficient operating cost structure while delivering a high level of service to our customers.

Recruiting and retaining experienced management.  We have an experienced management team with diverse expertise in insurance, accounting, finance and legal disciplines.  Our management team has an average of more than 22 years of experience in the insurance industry and professions serving the insurance industry.  We establish performance expectations and measure performance of our management team consistent with our strategies for creating shareholder value.

Insurance Operations

We actively conduct our business through the following subsidiaries:

● Anesthesiologists Professional Assurance Company (“APAC”), a wholly-owned subsidiary of FPIC
● FPIC Insurance Agency, Inc., a wholly-owned subsidiary of FPIC
● First Professionals, a wholly-owned subsidiary of FPIC
● The Tenere Group, Inc. (“Tenere”), a wholly-owned subsidiary of First Professionals
● Intermed Insurance Company (“Intermed”), a wholly-owned subsidiary of Tenere
● Interlex Insurance Company, a wholly-owned subsidiary of Intermed.

At December 31, 2008, our insurance subsidiaries insured 13,728 MPL policyholders and provided management services to an additional 174 policyholders under alternative risk arrangements.  Our primary focus is on individual professionals, whether or not they practice individually or as a member of a group.  We do not provide insurance to hospitals, nursing homes or other large healthcare institutions.  Our MPL insurance line comprised nearly 100 percent of our direct premiums written for the year ended December 31, 2008.  The following table summarizes our direct premiums written, subdivided by state.

(in thousands)	For the year ended December 31,
	2008	% of Total	2007	% of Total	2006	% of Total
Florida	$148,130	80%	170,700	83%	208,198	85%
Georgia	12,918	7%	12,828	6%	13,577	6%
Arkansas	10,196	5%	8,693	4%	8,920	4%
Missouri	6,344	3%	6,891	3%	7,084	3%
Texas	1,983	1%	2,254	1%	3,129	1%
All other	6,265	4%	4,674	3%	5,474	1%
All states	$185,836	100%	206,040	100%	246,382	100%

Form 10-K: 4

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We reinsure portions of our business, principally through our excess of loss reinsurance program.  Although reinsurance does not legally discharge us from our obligations to policyholders as the primary insurer, it does make the reinsurers liable to us to the extent of the risks ceded.  The placement of reinsurance with a number of individual companies and syndicates assists in mitigating the concentration of credit risk under our excess of loss reinsurance program.  We monitor the financial condition and creditworthiness of our reinsurers periodically and use reinsurance brokers and intermediaries to assist in the process of the placement of our reinsurance.  Most of our reinsurers are rated A or better by A.M. Best.  Reinsurers that are not authorized or accredited by applicable state insurance departments are required to provide collateral in the form of an irrevocable letter of credit or to provide investment securities held in a trust account to secure their respective balances due.  The following table summarizes our ceded premiums written by program.

(in thousands)	For the year ended December 31,
	2008	2007	2006
Excess of loss reinsurance	$(19,123)	(21,682)	(25,584)
Fronting and other programs (1)	(4,425)	(1,950)	(3,417)
Total ceded premiums written	$(23,548)	(23,632)	(29,001)

(1)
Includes $2.9 million of direct premiums written related to our initiative to provide management services for alternative risk arrangements for the year ended December 31, 2008.  No management services for alternative risk arrangements were provided in 2007 or 2006.

Net premiums written are gross premiums written net of reinsurance ceded.  The following table summarizes our net premiums written, subdivided by state, and presents the insurance business and underwriting risks we retain for our own account after reinsurance ceded to others.

(in thousands)	For the year ended December 31,
	2008	% of Total	2007	% of Total	2006	% of Total
Florida	$132,453	82%	152,876	84%	186,253	84%
Georgia	11,197	7%	11,118	6%	11,595	5%
Arkansas	8,644	5%	7,526	4%	7,690	3%
Missouri	4,930	3%	5,353	3%	5,503	2%
Texas	1,647	1%	1,867	1%	2,592	1%
Other states	3,411	2%	3,668	2%	8,790	5%
All states, net of commutation (1)	$162,282	100%	182,408	100%	222,423	100%
Commutation of assumed premiums written (2)	—		(54,465)		—
All states	$162,282		127,943		222,423

(1)
During 2008 and 2007, net premiums written declined, primarily because of rate decreases at our insurance subsidiaries and to a lesser extent, lower policy limits and a change in business mix to lower risk specialties.  For additional information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with PRI.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net premiums written.  For additional information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Form 10-K: 5

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Marketing

MPL insurance markets vary substantially on a state-by-state basis, with each state having its own unique regulatory, legislative, judicial and competitive environment.  We believe our understanding of our target markets provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.  In addition, our focus on selected markets has allowed us to achieve meaningful positions in those markets, especially Florida.  Our marketing strategy, developed and refined in Florida, is the model that we have used as we strategically advance into other key markets.  We seek to grow our position in other chosen markets outside of Florida by targeting certain specialties and focusing on quality business.

We believe our physician-oriented culture and reputation for outstanding client service, among both agents and policyholders, have allowed us to attract and retain many of the preferred risks that we seek in the marketplace.  We market our coverage primarily through an established network of independent agents who have specialized knowledge in our markets and many of whom have long-standing relationships with us.  We emphasize client service, physician advocacy, commitment to our markets, established relationships with organized medicine and aggressive, effective claims defense, and we believe these emphases differentiate us from our competition.  Our policyholder retention rates in Florida, our core market, and nationwide are shown in the following table.

	For the year ended December 31,
	2008	2007	2006
Florida	96%	95%	94%
Nationwide	96%	94%	92%

Our principal insurance subsidiary, First Professionals, was established by Florida physicians and has served the Florida market for more than 30 years.  In Florida, we are endorsed by the Florida Medical Association and the Florida Dental Association, 21 county medical societies and 10 state specialty societies.  We also continue to develop relationships with organized medicine in other markets.  These endorsements, however, do not require us to accept applicants for insurance who do not meet our underwriting criteria.  Our years in the Florida market have enabled us to develop extensive resources in the state and a deep understanding of the market and its regulatory and judicial environments.  We believe this market knowledge provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.

Underwriting

We believe that careful risk selection is also integral to our success.  Accordingly, we focus on a wide range of underwriting factors, including the individual professional’s practice environment, training, claims history, professional reputation, medical specialty and geographic location of practice.  We underwrite professionals on an individual basis, whether they practice individually or as a member of a group.  We generally require board certification or board eligibility from an appropriate American specialty board as a prerequisite for coverage.  We believe that our extensive market knowledge provides us with a competitive advantage in establishing appropriate pricing and risk selection.  Within our chosen markets, we do not manage our business to achieve specified market share goals.  Rather, we seek to maximize our profitability by competing for quality business based on factors other than price alone.

Form 10-K: 6

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

With the exception of tail coverage, we currently offer only policies on a claims-made basis, where only claims reported to us prior to the expiration of the policy period are covered.  We believe our claims-made approach allows us to estimate our loss exposure and price our coverage more accurately than with policies written on an occurrence basis generally, where losses may be reported for a number of years after a policy’s coverage period.  We may offer occurrence policies in the future in selected markets where occurrence coverage is widely available if we believe we can reasonably estimate claim experience and establish appropriate rates.  Tail policies, which are written on an occurrence basis, are offered to existing policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice.  In our largest market, Florida, many physicians and other medical professionals have responded to increasing MPL insurance premiums by purchasing lower coverage limits.  As a result, our purchased policy limits in Florida are lower on average than is typically the case in many other markets.  The following table shows the distribution of the policy limits of our insured Florida physicians:

	As of December 31,
Policy limits of:	2008	2007	2006
$0.25 million per loss or less	69%	67%	67%
$0.5 million per loss or less	83%	83%	83%

We believe lower policy limits in Florida, among other things, generally contributes to reduced volatility in our loss severity relative to other markets where higher insured limits are prevalent.  A lower policy limit distribution, however, may also result in an increase in exposure to extra-contractual obligations ("ECO") and claims in excess of policy limits (“XPL”).  Our excess of loss reinsurance program includes coverage for such claims, subject to the coverage limits described in Note 7, Reinsurance to the consolidated financial statements included elsewhere herein.

Claims Management

We seek to aggressively defend non-meritorious claims and expeditiously resolve meritorious claims in order to lower our overall loss costs.  Our claims management philosophy is intended to minimize the number of claims settled with an indemnity payment, as appropriate, and to effectively manage defense and other claim costs.  In furtherance of our claims strategy, we employ personnel with significant MPL claims experience and training and we utilize a select network of defense attorneys to assist us in executing our claims management philosophy.

Risk Management

We also provide our insureds with comprehensive risk management services designed to heighten their awareness of situations giving rise to potential liability, to educate them on ways to improve administration and operation of their medical practices and to assist them in implementing risk management processes.  In addition, we conduct risk management surveys for clinics and large medical groups to help improve their practice procedures.  Complete reports of these surveys that specify areas of the insured’s medical or dental practice that may need attention are provided to the policyholder on a confidential basis.  We author three risk management newsletters, contribute multiple articles to professional journals and provide comprehensive risk management reference materials to our policyholders.  We also participate in periodic seminars on risk management to medical societies and other groups.  These educational offerings are designed to increase risk awareness and the effectiveness of loss prevention and also strengthen our relationship with our customers.

Form 10-K: 7

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Industry Overview

According to the latest data published by SNL Financial LC, the medical professional liability insurance market in the United States totaled $11.5 billion in direct premiums written for the year ended December 31, 2007, a decrease of 5.5 percent over the prior year.  The financial performance of the property and casualty insurance industry, and of the MPL insurance sector, has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing, underwriting terms and conditions (a soft insurance market) followed by periods of capacity shortage and lesser competition (a hard insurance market).

We are currently operating under soft market conditions, with significant competition and premium rates continuing to moderate downward following several years of overall favorable claims trends, including lower levels of claim frequency. We currently expect these market conditions to continue at least through 2009.  In response to the favorable claim trends, our insurance subsidiaries implemented the following rate reductions from 2006 to 2008:

Insurance Subsidiary	Effective Date	Florida MPL Premium Effective Rate Change
FPIC	December 1, 2008	12.0 percent decrease (1)
APAC	December 1, 2008	12.0 percent decrease (1)
FPIC	December 1, 2007	11.7 percent decrease (2)
APAC	December 1, 2007	11.4 percent decrease (2)
FPIC	December 1, 2006	9.2 percent decrease (3)
APAC	July 1, 2006	14.5 percent decrease (4)

(1)
Initially filed for a 6.8 percent and 6.0 percent rate decrease at First Professionals and APAC, respectively.  Subsequently filed and received approval from the Florida Office of Insurance Regulation (the “Florida OIR”) for a further decrease of 5.5 percent and 6.4 percent for First Professionals and APAC, respectively, for a total decrease of 12.0 percent for each company.

(2)
Effective March 1, 2008, the rate decreases at First Professionals and APAC were adjusted to 8.5 percent to reflect the factor in our rate filings with respect to assessments levied by the Florida OIR as a result of the insolvency of the insurance subsidiaries of Poe Financial Group.  For additional information on the assessments levied in 2006 and 2007 by the Florida OIR, see Note 17, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

(3)	The decrease to MPL premium rates in Florida was 11.0 percent before giving effect to the 2006 assessments discussed above.
(4)	Effective February 1, 2007, the rate decrease was adjusted to 12.6 percent to reflect the factor included in our rate filing with respect the assessments discussed above.

Insurance Ratings

Insurance-specific ratings represent the opinion of rating agencies about the financial strength of an insurance company and its capacity to meet its insurance obligations.  These ratings are based on factors more relevant to policyholders, agents and intermediaries than investors and are not specifically directed toward the protection of investors.  They are not recommendations to buy, sell or hold a company’s securities.  The significance of individual agencies and their ratings vary among different users.  A.M. Best and Fitch are our primary rating organizations and the only insurance rating agencies that we have engaged to provide a rating on an interactive basis.  Other organizations that may rate us develop their ratings independently using publicly available data and without consulting with us; these ratings are generally consumer-oriented and involuntary on our part.

Form 10-K: 8

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Competition

We face substantial competition in the markets we serve.  In Florida, our largest market and where we are the market leader, we compete with a number of established competitors, including:

•	MAG Mutual Insurance Company
•	The Doctors Company;
•	ProAssurance Corporation; and
•	The Medical Protective Company.

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

We believe that the principal competitive factors affecting our business are service, reputation and price, and that we are competitive in all of these areas.  We enjoy particularly strong name recognition in Florida, our largest market, by virtue of having been organized by, and initially operated for the benefit of, Florida physicians.  The services offered to our insureds, as well as the healthcare community in general, are intended to promote name recognition and to maintain and improve loyalty among our insureds.  MPL insurance underwritten by the Company’s insurance subsidiaries has the exclusive endorsement of the Florida Medical Association and the Florida Dental Association.  We are also endorsed by various county and state medical societies.  In general, local carriers that have been able to maintain strong customer loyalty dominate the MPL market in their respective states.  We seek to grow our position in other chosen markets outside of Florida by targeting certain specialties and quality business.

Insurance Regulation

Each of our insurance subsidiaries is regulated at the state level.  The state insurance departments of Florida and Missouri, where our insurance subsidiaries are domiciled, are our primary regulators.  Our insurance subsidiaries are also subject to regulation in other states where they do business.  State insurance laws also regulate us as an insurance holding company.  Our insurance subsidiaries are required to register and furnish information regarding operations, management and financial condition to state insurance departments.  State insurance departments periodically perform financial examinations and market conduct examinations of the insurance companies they regulate.  They also require disclosure or approval of material transactions, such as dividends above certain levels from our insurance subsidiaries to the holding company.  All transactions within the holding company structure involving our insurance subsidiaries must also be fair and reasonable to our insurance subsidiaries.

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

Insurance companies are required to file detailed annual reports in each state in which they do business.  The financial statements contained in such reports are prepared using regulatory accounting principles and are referred to in the insurance industry as statutory-basis financial statements.  Statutory accounting principles represent a comprehensive basis of accounting that is different from accounting principles generally accepted in the United States of America ("GAAP"), and consequently the accounting practices used by our insurance subsidiaries in their regulatory financial statements are different in certain material respects from the accounting policies used in preparing the consolidated financial statements included in this report. The National Association of Insurance Commissioners (the “NAIC”) has adopted the Codification of Statutory Accounting Principles (the “NAIC Codification”).  The NAIC Codification became applicable to all statutory-basis financial statements issued after January 1, 2001.  While the NAIC Codification represents the official guidance on the statutory-basis of accounting, each individual state and insurance department continues to have the discretion to modify this guidance or establish its own statutory accounting principles for insurance companies.

Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims against insolvent insurers.  Generally, these associations can assess insurers on the basis of written premiums in their particular states.  For additional information on the assessments levied in 2006 and 2007 by the Florida OIR, see Note 17, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

In addition to standard guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  No such special assessments for catastrophic losses were made in 2008, 2007 or 2006.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the fund’s expiration on May 31, 2010.

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

Form 10-K: 10

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Tort Reform

Many of the states in which we operate, including Florida, Georgia, Arkansas, Missouri and Texas, have passed various medical malpractice tort reform measures.  For instance, beginning in 2003, Florida enacted a series of laws and adopted a series of constitutional amendments that provide for, among other things, a $0.5 million cap on non-economic damages under certain circumstances, certain modifications to bad faith statutes, limitations on fees to plaintiff’s attorneys, and abolition of joint and several liability.  In general, we believe that these reforms have provided an additional level of stability to the MPL market and in part, have contributed to the decline in frequency of claims since enactment.  Given the nature of these reforms, the uncertainties surrounding future legislative initiatives and the fact that these reforms are being challenged in various state courts, we are unable to determine what specific effect these developments have had on our claims experience or to predict what their effect may be in the future.  To the extent these reforms have contributed to lower frequency of claims and are not ultimately upheld, the reversal of these reforms may result in a higher frequency of claims in the future.

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

Substantially all of our revenues are generated from our involvement in the MPL insurance industry.  Because of our concentration in this line of business, negative developments in the business or economic, competitive or regulatory conditions affecting the MPL insurance industry, broadly or in our markets, could have a negative effect on our profitability and would have a more pronounced effect on us compared to more diversified companies.  The MPL insurance industry historically is cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity (a soft market) followed by periods of high premium rates and shortages of underwriting capacity (a hard market).  We are currently operating under soft market conditions, with significant competition and premium rates continuing to moderate downward following several years of overall favorable claims trends, including lower levels of claim frequency. During 2006, 2007 and 2008, premium rates declined in our core Florida market, primarily as a result of improved claim trends.  We cannot predict how market conditions will continue to change, or the manner in which, or the extent to which, any such changes may adversely impact our profitability.  We anticipate, however, that the current soft market conditions will continue at least through 2009.

Form 10-K: 11

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We operate in a competitive environment.

We compete with specialty insurers and in some cases, alternative risk arrangements, whose activities are limited to regional and local markets, as well as other large national property and casualty insurance companies that write MPL insurance.  Our competitors include companies that have substantially greater financial resources and higher financial strength ratings than we have and companies, particularly mutual insurers, reciprocals, risk retention groups or trusts that may have lower return on capital objectives than we have.  We also face competition from other insurance companies for the services and allegiance of independent agents and brokers, on whose services we depend in marketing our insurance products.  Increased competition could adversely affect our ability to attract and retain business at adequate prices and reduce our profits, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our geographic concentration means that our performance may be affected by economic, regulatory and demographic conditions of states in which we operate.

Our business is affected by general economic conditions in the markets in which we operate, which in turn are affected by national general economic conditions.  Because our business is concentrated in a limited number of markets, particularly Florida, adverse developments that are limited to a geographic area in which we do business may have a disproportionately greater affect on us than they would have if we were less geographically concentrated.

Our success depends on our ability to underwrite risks accurately and to price our products accordingly.

The nature of the insurance business is such that pricing must be determined before the underlying costs are fully known.  This requires significant reliance on estimates and assumptions in setting prices.  If we fail to assess accurately the risks that we assume, we may fail to charge adequate premium rates, which could reduce income and have a material adverse effect on our financial condition, results of operations or cash flows.  Our ability to assess our policyholder risks and to price our products accurately is subject to a number of risks and uncertainties, including, but not limited to:

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

These risks and uncertainties could cause us to under price our policies, which would negatively affect our results of operations, or to over price our policies, which could reduce our competitiveness.  Either event could have a material adverse effect on our financial condition, results of operations and cash flows.

Form 10-K: 12

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our results and financial condition may be affected by our failure to establish adequate loss and LAE reserves.

Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.  In developing our estimates of losses and LAE, we evaluate and consider actuarial projection techniques based on our assessment of facts and circumstances then known, historical loss experience data and estimates of anticipated trends.  This process assumes that past experience, adjusted for the effects of current developments, changes in operations and anticipated trends, constitutes an appropriate basis for predicting future events.  While we believe that our loss and LAE reserves are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and incur a charge or credit to earnings, as the case may be, in the period the reserves are adjusted.  Any such adjustment could have a material impact on our financial condition, results of operations and cash flows.  For additional information on our loss and LAE reserves, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unpredictability of court decisions may expose us to claims for extra-contractual obligations and losses in excess of policy limits and could have a material adverse impact on our financial condition, results of operations or cash flows.

Our results of operations may be adversely affected by court decisions that expand the liability on our policies after they have been issued and priced or by a judicial body’s decision to accelerate the resolution of claims through an expedited court calendar, thereby reducing the amount of investment income we would have earned on related investments.  Additionally, a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment of potentially significant amounts in excess of our reserves and our reinsurance coverage.  Our policy to aggressively litigate claims made against our insureds that we consider unwarranted or claims where reasonable settlement cannot be achieved may increase the risk that we may be required to make such payments.  Within the Florida market for MPL insurance, the magnitude of payments for extra-contractual liability and losses in excess of policy limits has increased in recent years and is expected to continue to be a significant source of uncertainty.  An award against us for extra-contractual liability or losses in excess of policy limits in an amount in excess of the reinsurance coverage we maintain for such liabilities could have a material adverse impact on our financial condition, results of operations or cash flows.

Our revenues and financial results may fluctuate with interest rates, investment results and developments in the securities markets.

The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities.  Such conditions could give rise to investment losses or the impairment of securities deemed other-than-temporary.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, further adverse changes in economic conditions could result in additional other-than-temporary impairments that are material to our financial condition and operating results.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings.

Form 10-K: 13

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We are heavily regulated by the states in which we operate and are subject to legislative initiatives and, indirectly, to pressure from consumer groups, which may affect the adequacy of our premium rates; and we may be limited in the way we operate.

We are subject to extensive regulation by the insurance regulatory agency in each state in which we operate.  Regulation is intended for the benefit of the policyholders and may or may not be beneficial to shareholders.  In addition to restricting the amount of dividends and other payments that can be made by our insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to, among other things:

•	Rates charged to insurance customers;
•	Permitted investments and practices;
•	Trade practices;
•	Licensing requirements; and
•	Minimum capital and surplus requirements.

This regulation may mandate undesired premium rate changes or may impede or impose burdensome conditions on premium rate changes or other actions that we may desire to take in order to maintain or enhance our operating results.  In addition, we may incur significant costs in the course of complying with regulatory requirements.  Our premium rates are also subject to legislative action and, indirectly, to pressure from consumer groups.

The passage of additional tort reforms and the subsequent review of such reforms by the courts could have a material impact on our operations.

Tort reforms are generally intended to impact the ability of a plaintiff to recover damages by imposing one or more limitations, including, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and/or limiting venue or court selection.  Certain states in which we do business have enacted tort reforms, including Florida, which has enacted significant MPL insurance reforms since 2003.  While the effects of tort reform may be beneficial to our business generally, there can be no assurance that such reforms will be or remain to be effective.  In addition, certain reforms are currently being challenged in court, and there can be no assurance that such reforms will ultimately be upheld by the courts in Florida or in any other state where challenged.  Further, if tort reforms are effective and remain in place, the business of providing MPL insurance may become more attractive, thereby causing an increase in competition in our business.  In addition, there can be no assurance that the benefits of tort reform will not be accompanied by regulatory actions by state insurance authorities or legislative actions that may be detrimental to our business such as expanded coverage requirements and premium rate limitations or rollbacks.

We are subject to assessment by state insurance guaranty associations.

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

Form 10-K: 14

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk management strategy, we purchase reinsurance for significant levels of risk underwritten by our insurance subsidiaries.  Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability.  We may be unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts or at acceptable rates.  If we were unable to renew our expiring coverage or to obtain new reinsurance coverage, our net exposure to risk would increase or, if we were unwilling to bear an increase in net risk exposures we may have to limit the amount of risks we write.

We cannot guarantee that our reinsurers will pay us in a timely fashion, if at all.  In addition, we remain primarily liable to our insureds, whether our reinsurers pay or not, and therefore could experience losses.

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

Description	Location	Type of Property	Owned or Leased	Approximate Square Footage
Corporate headquarters	Jacksonville, FL	Offices	Leased	13,300
Insurance subsidiaries	Jacksonville, FL	Offices	Owned	72,000
Insurance subsidiaries	Plantation, Tampa, Sanford, Coral Gables and Winter Park, FL and Springfield, MO	Offices	Leased	13,000

Form 10-K: 15

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 3.	Legal Proceedings
We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  Though we may be involved in routine litigation as a matter of course, we do not expect these cases to have a material adverse effect on our financial condition, results of operations or cash flows.  For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 17, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of December 31, 2008, and in all cases, believe our positions and defenses are meritorious.  However, there can be no absolute assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of December 31, 2008, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FPIC.”  We estimate that as of February 20, 2009, there were approximately 5,306 shareholders of record of our common stock.  The following table shows the high and low sales prices per share of our common stock on the NASDAQ Global Select Market for each quarter of 2008 and 2007.

	2008		2007
	High	Low	High	Low
First quarter	$49.99	38.50	45.92	38.01
Second quarter	$50.00	45.01	48.25	40.27
Third quarter	$71.50	45.51	45.00	33.25
Fourth quarter	$54.73	35.16	48.17	37.80

Form 10-K: 16

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Stock Repurchase Plans

During 2008, we repurchased 1,468,340 shares of our common stock, on a settlement date basis, at an average price per share of $45.16.  Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate, up to the maximum number of shares authorized for repurchase.  Under certain circumstances, limitations may be placed on our ability to repurchase our common stock by the terms of the indenture agreements relating to our junior subordinated debentures.  For information regarding these limitations, refer to Note 12, Long-term Debt to the consolidated financial statements included elsewhere herein, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.  The following table summarizes our common stock repurchases on a trade date basis for the three-month period ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
October 1 - 31, 2008
Repurchase programs *	288,862	$45.65	288,862	141,665
Employee transactions **	—	$—	n/a	n/a

November 1 - 30, 2008
Repurchase programs *	119,504	$44.16	119,504	522,161
Employee transactions **	—	$—	n/a	n/a

December 1 - 31, 2008
Repurchase programs *	69,359	$40.36	69,359	452,802
Employee transactions **	—	$—	n/a	n/a

Total	477,725	$44.51	477,725	452,802

*
Our Board of Directors approved our share repurchase program in July 2006 and approved increases of 500,000 shares each in December 2006, in July and August 2007 and in April, June and November 2008.  We publicly announced the program on August 8, 2006 and announced the increases in our reports filed with the SEC as follows:  current report on Form 8-K filed on December 22, 2006, quarterly reports on Form 10-Q filed on November 2, 2007, April 30, 2008, July 20, 2008 and this annual report on Form 10-K.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2009.

Form 10-K: 17

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

The following performance graph compares the cumulative total return for FPIC common stock, the Russell 2000 index and our peer group (the “FPIC Peer Group”) for the five-year period ended December 31, 2008.  The graph assumes an investment on December 31, 2003, of $100 in each of FPIC common stock, the stocks comprising the Russell 2000 index and the common stocks of the FPIC Peer Group.  The graph further assumes that all paid dividends were reinvested.  The Russell 2000 index and the FPIC Peer Group are weighted by market capitalization.  SNL Financial LC of Charlottesville, Virginia, prepared the calculations for the information below.
Form 10-K: 18

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 6.	Selected Financial Data
The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in Item 8.  Financial Statements and Supplementary Data, herein.  For additional information with respect to our business see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following data is derived from audited financial statements.

Consolidated Statement of Financial Position Data:	As of December 31,
(in thousands)	2008	2007 (2)	2006 (1)	2005 (1)	2004 (1)
Total cash and investments	$712,665	782,310	866,836	765,312	672,275
Total assets	$997,985	1,077,022	1,219,059	1,308,541	1,271,321
Liability for losses and loss adjustment expenses	$555,848	585,087	642,955	663,466	635,118
Long-term debt	$46,083	46,083	46,083	46,083	46,083
Total liabilities	$738,091	781,425	933,805	1,058,951	1,054,201
Shareholders' equity	$259,894	295,597	285,254	249,590	217,120

Consolidated Statement of Income Data:	For the year ended December 31,
(in thousands, except earnings per common share)	2008 (3),(5)	2007 (2),(3)	2006 (1),(3),(4)	2005 (1),(4)	2004 (1)
Direct and assumed premiums written	$185,830	151,575	251,424	289,022	312,728
Net premiums written	$162,282	127,943	222,423	251,814	192,532

Revenues:
Net premiums earned	$172,830	198,899	226,965	226,042	149,676
Net investment income	30,295	31,309	32,242	25,005	20,627
Net realized investment (losses) gains	(13,552)	(565)	80	(980)	3,867
Other income	432	381	485	641	637
Total revenues	190,005	230,024	259,772	250,708	174,807

Expenses:
Net losses and loss adjustment expenses	99,721	103,852	151,648	166,657	125,172
Other underwriting expenses	37,992	44,880	50,983	36,440	12,527
Interest expense	3,827	4,472	4,291	3,495	2,564
Other expenses	412	62	5,729	8,247	7,433
Total expenses	141,952	153,266	212,651	214,839	147,696
Income from continuing operations before income taxes	48,053	76,758	47,121	35,869	27,111
Less: Income tax expense	15,953	25,668	14,182	10,387	9,256
Income from continuing operations	32,100	51,090	32,939	25,482	17,855
Discontinued operations (net of income taxes)	—	(191)	18,649	9,540	10,326
Net income	$32,100	50,899	51,588	35,022	28,181

Basic Earnings per Common Share:
Income from continuing operations	$3.83	5.42	3.20	2.50	1.79
Discontinued operations	—	(0.02)	1.82	0.93	1.04
Net income	$3.83	5.40	5.02	3.43	2.83

Basic weighted-average shares outstanding	8,374	9,418	10,284	10,220	9,973

Diluted Earnings per Common Share:
Income from continuing operations	$3.72	5.23	3.09	2.37	1.71
Discontinued operations	—	(0.02)	1.74	0.89	0.99
Net income	$3.72	5.21	4.83	3.26	2.70

Diluted weighted-average shares outstanding	8,637	9,768	10,671	10,740	10,420

Form 10-K: 19

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(1)
Effective July 1, 2002, our subsidiary, First Professionals, entered into a finite quota share reinsurance agreement with Hannover Re.  In accordance with the agreement, First Professionals ceded quota share portions of its 2002, 2003 and 2004 direct premiums written, net of other reinsurance.  The agreement was terminated effective June 30, 2004 and commuted effective December 31, 2006.  As a result of the commutation, we no longer incurred the finance charges previously associated with funds withheld under the agreement.

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

(3)
Other underwriting expenses include recoveries of $2.7 million in 2008 and charges of $3.5 million (net of $0.7 million in recoveries) and $9.4 million in 2007 and 2006, respectively, for guaranty fund assessments with respect to the insolvency of the subsidiaries of Poe Financial Group.

(4)
During 2005, we disposed of our TPA operations and recognized a $1.7 million after-tax gain on the sale.  During 2006, we disposed of our insurance management operations and ultimately recognized an $11.6 million after tax-gain on the sale.  For additional information, see Note 18, Discontinued Operations to the consolidated financial statements included elsewhere herein.

(5)
During 2008, we recorded pre-tax charges of $13.5 million for certain fixed income and equity investments that were deemed other-than-temporarily impaired as a result of the dramatic deterioration of the financial markets.  We recorded a valuation allowance of $0.7 million against our deferred tax assets associated with these realized losses on investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis ("MD&A") should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report.  The consolidated financial statements include the results of all of our wholly-owned subsidiaries.  Except for the historical information contained here, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A.  Risk Factors.

Business Overview

We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida.  Based on 2007 premiums reported by SNL Financial LC, Florida is the fourth largest market for MPL insurance in the United States in terms of direct premiums written.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

Form 10-K: 20

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor.  Our former TPA operations, which provided administrative and claims management services to employers, primarily in Florida, were sold in 2005.  For additional information on our discontinued operations, see Note 18, Discontinued Operations to the consolidated financial statements included elsewhere herein.

Executive Summary

—
Net income decreased 37 percent (29 percent on a diluted common share basis) for the year ended December 31, 2008 compared to 2007.  Excluding the impact of the PRI commutation in February 2007, net income decreased 22 percent (12 percent on a diluted common share basis) for the year ended December 31, 2008.  See the discussion below of certain factors, including, among other things, the PRI commutation, favorable prior year loss development, net realized investment losses and guaranty fund assessments that affect the comparability of our results from different periods.

—
Net premiums written increased 27 percent for the year ended December 31, 2008 compared to 2007.  Excluding the impact of the PRI commutation on assumed premiums written for 2007, net premiums written declined 11 percent in 2008 as a result of lower premium rates in our Florida market offset to some extent by an increase in professional liability policyholders.  The decrease in Florida premium rates over the last few years also drove a decline in net premiums earned.

—
During 2008, we launched an initiative to provide management services for alternative risk arrangements and recorded $2.9 million of direct premiums written.  Total policyholders related to such business totaled 174 at December 31, 2008.

—
As a result of the current financial market crisis, we recorded realized investment losses of $13.5 million for investments that were other-than-temporarily impaired during 2008 ($6.3 million in fixed income securities, $6.8 million in equity securities and $0.4 million for other invested assets).  As of December 31, 2008, we had a total of $712.7 million in cash and investments, which consisted of 89 percent fixed income securities, 2 percent equity securities, 8 percent cash and 1 percent other invested assets.  Our fixed income investment portfolio had an average Moody’s credit quality rating of Aa2 (High Quality).

—
The number of professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 3 percent to 13,728 policyholders at December 31, 2008 compared to 13,372 policyholders at December 31, 2007.

—
We continued our targeted market focus in 2008.  National and Florida policyholder retention was 96 percent each, compared to National and Florida policyholder retention of 94 percent and 95 percent, respectively, for 2007.

—
As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $17.0 million for the year ended December 31, 2008 compared to $16.0 million for the year ended December 31, 2007.  The favorable net loss development in 2007 excludes the impact of the PRI commutation.

—
On a trade date basis, we repurchased 1,477,741 shares of our common stock during 2008 at an average price of $45.10 per share and as of December 31, 2008, had remaining authority from our Board of Directors to repurchase 452,802 more shares under our stock repurchase program.  Through February 27, 2009, we have repurchased an additional 191,950 shares of our common stock, on a trade date basis, at an average price of $39.03 per share and had remaining authority from our Board of Directors to repurchase an additional 260,852 shares as of that date.

—
Book value per common share was $33.31 as of December 31, 2008 compared to $33.03 as of December 31, 2007.  We received $47.5 million in dividends from our insurance subsidiaries during 2008.  The statutory surplus of our insurance subsidiaries as of December 31, 2008 was $242.8 million compared to $261.6 million as of December 31, 2007.

Form 10-K: 21

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Industry Overview

For a discussion of industry factors affecting us, see Item 1.  Business – Industry Overview.

Business Strategy

For a discussion of our business strategy, see Item 1.  Business – Business Strategy.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition, results of operations and liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances and evaluate them on an ongoing basis.  The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

Liability for Losses and LAE – Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.  MPL insurance is our primary line of business and accounted for nearly 100 percent of our total consolidated liability for losses and LAE for both 2008 and 2007.

Our loss and LAE reserves represent management’s best estimate as of the end of the period of the amounts we expect to pay out in the future on account of all insured events.  The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”).  Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled.  This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our claims-made policy coverage.

The following table summarizes our liability for losses and LAE by line of business:

(in thousands)	As of December 31, 2008			As of December 31, 2007
	Case reserves	IBNR *	Total reserves	Case reserves	IBNR *	Total reserves
Gross basis:
Medical professional liability	$304,024	244,931	548,955	$353,291	222,193	575,484
Other lines	9,383	(2,490)	6,893	9,898	(295)	9,603
Total gross reserves	$313,407	242,441	555,848	$363,189	221,898	585,087

Net basis:
Medical professional liability	$252,524	166,326	418,850	$280,817	158,173	438,990
Other lines	2,137	(990)	1,147	2,373	(611)	1,762
Total net reserves	$254,661	165,336	419,997	$283,190	157,562	440,752

*	Includes case reserve development.

Form 10-K: 22

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

IBNR as a component of our total reserves has increased in recent years primarily as a result of higher estimates of LAE, such as legal defense and related costs, driven by the stricter claims philosophy we adopted in 2001, which focuses on the aggressive defense of non-meritorious claims in order to lower overall claims costs.  While we believe this approach has been beneficial to our results in total, it has increased our estimates for LAE costs as an individual component.  Establishing case reserves for LAE is inherently difficult since the level of costs ultimately necessary to resolve a case tends to increase over time and can vary significantly based on factors such as whether and when a case is taken to trial.  Therefore, a substantial portion of total LAE reserves is reflected in our estimates for case reserve development.  Additionally, our stricter claims philosophy has resulted in a relatively lower number of cases with an indemnity case reserve, which has also resulted in an increase in IBNR as a component of total reserves.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations (“ECO”) or risks in excess of policy limits (“XPL”) in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration.  Within the Florida market for MPL insurance, the magnitude of ECO/XPL payments has increased in recent years and is expected to continue to be a significant source of uncertainty in establishing reserves.  An award for an ECO/XPL claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations and cash flows.

Tort reform – Many of the states in which we operate, including Florida, Georgia, Arkansas, Missouri and Texas, have passed various medical malpractice tort reform measures.  For instance, beginning in 2003, Florida enacted a series of laws and adopted a series of constitutional amendments that provide for, among other things, a $0.5 million cap on non-economic damages under certain circumstances, certain modifications to bad faith statutes, limitations on fees to plaintiff’s attorneys, and abolition of joint and several liability.  In general, we believe that these reforms have provided an additional level of stability to the MPL market and in part, have contributed to the decline in frequency of claims since enactment.  Given the nature of these reforms, the uncertainties surrounding future legislative initiatives and the fact that these reforms are being challenged in various state courts, we are unable to determine what specific effect these developments have had on our claims experience or to predict what their effect may be in the future.  To the extent these reforms have contributed to lower frequency of claims and are not ultimately upheld, the reversal of these reforms may result in a higher frequency of claims in the future.

Actuarial techniques and primary factors that impact our reserve estimates – We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  The actuarial techniques we use that are material to our evaluation of loss and LAE reserves include the following:

•	Loss Development Methods (Incurred and Paid Development);
•	Berquist-Sherman Case Reserve Adjustment Method;
•	Frequency/Severity Methods;
•	Allocated Loss Adjustment Expense (“ALAE”) Development Methods (Incurred and Paid Development);
•	Bornhuetter-Ferguson Expected Loss Projection Methods; and
•	Backward Recursive Method.

Form 10-K: 23

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Using internal actuarial staff, we analyze and develop projections of ultimate losses that are evaluated and considered in establishing our carried reserves.  In performing our review, we separate reserves by line of business, coverage type, layer of coverage, geography and accident year.  By doing so, we are able to evaluate the unique patterns of development and trends for each line of business.  We then select a point estimate for each line of business with due regard for the age, characteristics and volatility of the portion of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type.  This series of selected point estimates, along with other relevant quantitative and qualitative information, is then evaluated by management to produce our best estimate of our total liability for losses and LAE.

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm to corroborate the adequacy of our carried reserves.  Our best estimate may differ from the selected reserve estimate of our independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below.  While our best estimate may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate.  The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves.  A typical range of reasonable values for MPL business is considered to be as wide as 15 percent.  Therefore, in addition to the performance of the business itself, our financial condition, results of operations and cash flows are sensitive to our reserve estimates and judgments.  Our range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2008 was $364.4 million to $433.4 million with management’s best estimate of loss and LAE reserves at $420.0 million.  The reserve opinions of our independent actuary for the years ended December 31, 2008 and 2007 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.

The primary factors affecting our estimates of ultimate reserves for insurance claims, defense, and other related costs include the following:

•	Frequency and severity trends (the numbers of claims and how much we expect to ultimately pay for such claims);
•	The timing or pattern of future payments;
•	The amount of defense costs we will pay for each claim or group of claims;
•	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are resolved and closed without a loss payment); and
•	Inflationary trends that are expected to bear on future loss and LAE payments.

Form 10-K: 24

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and LAE reserves, it is also important to understand that the MPL sector of the property and casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim.  For instance:

•	In 2008, we paid a total of $66.7 million in loss payments (indemnity only), excluding the impact of commuted reinsurance agreements, on 330 claims.
•	In 2007, we paid a total of $61.5 million in loss payments (indemnity only), excluding the impact of commuted reinsurance agreements, on 311 claims.
•	In 2006, we paid a total of $66.4 million in loss payments (indemnity only), excluding the impact of commuted reinsurance agreements, on 322 claims.

Given the magnitude of our reserves and these characteristics, even relatively small changes in our estimates for factors such as the number of claims we expect to pay or the amount we expect to ultimately pay for such claims could have a significant impact on our reserves and, correspondingly, our financial position, results of operations and cash flows.  This is the case for other key assumptions as well, such as the frequency of reported claims and incidents that will ultimately close with an indemnity payment versus those that will close without an indemnity payment.  Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the level of our carried reserves will be material to our results of operations and may be material to our financial position.

Form 10-K: 25

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

    Roll forward of consolidated liability for losses and LAE – The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)	For the year ended December 31,
	2008	2007	2006
Net loss and LAE reserves, January 1	$440,752	484,087	359,619

Incurred Related To:
Current year	116,721	133,834	156,711
Prior years	(17,000)	(16,000)	(5,063)
Commutation of assumed reinsurance (1)	—	(13,982)	—
Total incurred	99,721	103,852	151,648

Paid Related To:
Current Year	(10,922)	(9,884)	(10,166)
Prior Years	(109,554)	(108,149)	(103,430)
Total paid excluding commmutations	(120,476)	(118,033)	(113,596)
Commutations (1), (2), (3)	—	(29,154)	86,416
Total paid	(120,476)	(147,187)	(27,180)

Net balance, December 31	419,997	440,752	484,087
Plus reinsurance recoverables	135,851	144,335	158,868
Gross balance, December 31	$555,848	585,087	642,955

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

Form 10-K: 26

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Losses and LAE incurred related to the current year decreased approximately 13 percent and 15 percent in 2008 and 2007, respectively.  As noted in our discussion of results of operations below, our net premiums earned declined 13 percent in 2008 and 12 percent in 2007.  Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year (excluding prior year development) was 67.5 percent, 67.3 percent and 69.0 percent for the years ended December 31, 2008, 2007 and 2006, respectively.  Our current year loss ratio has declined in recent years as a result of overall favorable claims trends, including the level of newly reported claims and incidents.

Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years.  Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made.  As noted in the table above, during 2008 our loss and LAE reserve estimates for prior years decreased $17.0 million compared to $16.0 million in 2007, excluding the impact of the PRI commutation.  The favorable prior year loss development reflects a decline in expected ultimate losses for years prior to 2008, primarily the 2004 through 2007 accident years, as a result of improved claim trends compared to earlier estimates, including lower incident to claim development, a lower number of claims closed with indemnity payment and stable payment severity.

While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Loss Reserve development table – The following table sets forth on a calendar year basis, the development of our liability for losses and LAE, net of amounts recoverable under reinsurance arrangements, for the ten-year period preceding the year ended December 31, 2008, and the cumulative amounts paid with respect to such reserves.  Development reflects the difference between the amount we previously established as loss reserves and the re-estimated liability as of the end of each succeeding year.  Favorable development, or redundancy, means that we now believe we will have to pay less for related claims than we had previously established in reserves and have revised our reserve estimates accordingly.  Adverse development, or deficiency, means that we now believe we will have to pay more for related claims and have increased our reserve estimates.  The table also provides a reconciliation of our liability net of reinsurance to the gross liability before reinsurance, as it is shown on our consolidated statement of financial position.

The net cumulative redundancy / (deficiency) shown in the table below for each year end includes accident year development for all years leading up to that year. For example, for the year ended December 31, 2008, there was $17.0 million of favorable development for calendar year 2007 reserves, including all accident years leading up to and including 2007. This favorable development consists of $12.5 million of favorable development for accident years 2006 and earlier and $4.5 million of favorable development for accident year 2007. Further, the net cumulative redundancy / (deficiency) shown in the table below also includes development for multiple calendar years. For example, the $42.5 million cumulative redundancy in 2006 consists of $12.5 million of favorable development during calendar year 2008 and $30.0 million of favorable development during calendar year 2007.

As the table below indicates, our reserve estimates can vary over time based on actual results and our assessment of the impact of recent conditions and trends.  For example, the cumulative net reserves carried at the end of calendar years 1999 through 2004 have been lower than subsequent payments and re-estimates and have developed upward (i.e., deficiently).  In contrast, net reserves at the end of calendar years 2005 through 2007 have decreased from the amounts initially carried and have developed downward (i.e., redundantly).  Improvements in recent years have resulted in a redundancy in the cumulative net reserves carried at the end of 2008 as compared to our prior estimates.

Form 10-K: 27

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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
•
For accident years 1998 through 2001, we experienced adverse development in our core Florida book primarily due to increases in ALAE for those report years as a result of the stricter claims handling philosophy implemented in 2001.  This philosophy resulted in increases in ALAE costs for open claims including claims for prior accident years.  Although our claims handling philosophy has positively impacted our overall loss costs, it had an adverse affect on older accident years where higher loss adjustment expenses were not entirely offset by lower indemnity expenses for those years.

•
For accident years 1998 through 2004, we experienced adverse development related to an assumed reinsurance program.  This reinsurance program has been in run-off since 2004 and was commuted effective January 1, 2007 as discussed in Note 6, Liability for Loss and LAE and Note 7, Reinsurance to the notes to the consolidated financial statements presented elsewhere herein.

•
Accident years 2003 through 2007 have developed favorably overall, in particular accident years 2004 through 2006.  We have experienced favorable development on these years because of improved claim results compared to earlier estimates, including lower frequency, a lower number of claims closed with indemnity payment, and stable payment severity.  A broad range of factors likely contributed to the improved claim results, including tort reform and the stricter claims philosophy adopted in 2001.

Form 10-K: 28

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in millions)
Year Ended December 31, (1)	2008		2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
Liability for losses and LAE, Net		$420.0	440.8	484.1	359.6	301.7	298.8	272.0	238.1	223.6	214.7	200.8

Re-estimated net liability as of:
One Year Later			423.8	454.1	354.6	301.7	299.2	272.5	240.5	232.2	221.2	182.2
Two Years Later				441.6	331.6	299.5	326.6	288.2	250.1	231.6	222.3	182.5
Three Years Later					345.8	296.0	335.2	320.3	273.2	238.8	221.3	183.4
Four Years Later						325.2	335.2	328.5	297.4	255.6	231.9	183.5
Five Years Later							372.0	328.5	301.2	269.3	231.8	192.6
Six Years Later								353.5	301.2	268.8	243.1	189.4
Seven Years Later									309.0	268.8	241.8	197.1
Eight Years Later										271.6	241.8	197.1
Nine Years Later											246.8	197.1
Ten Years Later												201.8

Cumulative paid as of:
One Year Later			109.6	137.3	17.0	97.9	105.7	89.0	96.5	95.9	91.3	76.3
Two Years Later				231.8	135.4	97.5	192.8	177.4	162.9	163.9	152.9	121.2
Three Years Later					207.5	189.9	208.6	237.4	214.8	200.8	185.1	153.2
Four Years Later						243.8	273.0	265.5	248.4	223.0	206.4	168.5
Five Years Later							313.7	296.9	269.9	240.3	216.8	179.5
Six Years Later								320.2	281.0	250.4	227.5	184.2
Seven Years Later									293.4	256.2	232.5	190.2
Eight Years Later										264.6	235.7	193.0
Nine Years Later											242.7	195.3
Ten Years Later												201.2

Cumulative net redundancy / (deficiency)	$		17.0	42.5	13.8	(23.5)	(73.2)	(81.5)	(70.9)	(48.0)	(32.1)	(1.0)
% Redundancy / (Deficiency)			4%	9%	4%	-8%	-24%	-30%	-30%	-21%	-15%	0%

Gross liability-end of year		$555.8	585.1	643.0	663.4	635.1	574.5	440.2	318.5	281.3	273.1	242.4
Reinsurance recoverables-end of year		135.8	144.3	158.9	303.8	333.4	275.7	168.2	80.4	57.7	58.4	41.6
Net liability-end of year		$420.0	440.8	484.1	359.6	301.7	298.8	272.0	238.1	223.6	214.7	200.8

Gross re-estimated liability-latest	$		576.7	609.6	657.7	701.1	718.9	607.1	433.0	353.6	301.2	232.0
Reinsurance recoverables-latest			152.9	168.0	311.9	375.9	346.9	253.6	124.0	82.0	54.4	30.2
Net re-estimated liability-latest	$		423.8	441.6	345.8	325.2	372.0	353.5	309.0	271.6	246.8	201.8

(1)
Data presented in the table above represents consolidated information of all our insurance subsidiaries commencing from their respective dates of acquisition.  The 1998 year reflects losses and LAE data for First Professionals and APAC.  The data presented from 1999 through 2008 reflects all of our insurance subsidiaries.

Form 10-K: 29

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Reserve for Extended Reporting Endorsements – A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit.  Coverage is provided to the physician for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability or retirement.  The loss exposure associated with this product is known as extended reporting endorsement claims.  The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage.  The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age.  These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums.  Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE.  Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is appropriate.  At December 31, 2008 and 2007, our carried DD&R reserves were $21.1 million and $23.6 million, respectively, which include a discount related to the present value calculation of approximately $9.1 million and $10.8 million, respectively.  A one percentage point change in our discount rate of 5 percent related to our DD&R reserves as of December 31, 2008, would result in an approximate addition or reduction in our reserve of approximately $2.4 million.  Effective January 1, 2007, we commuted our assumed DD&R reserves, which were $54.5 million.  For additional information, see Note 7, Reinsurance to the consolidated financial statements presented elsewhere herein.

Fair Value Measurements – Effective January 1, 2008, we adopted Financial Accounting Standard (“FAS”) 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP for financial assets and liabilities.  The adoption of FAS 157 did not have an impact on our consolidated financial statements.  As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology).  We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable. We have primarily applied the market approach for recurring fair value measurements and endeavor to utilize the best available information.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We then classify fair value balances based on the observability of those inputs.

The fair value hierarchy under FAS 157 prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.

•	Level 1 includes unadjusted quoted prices for identical assets or liabilities in active markets.
•
Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly.  Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves.

•	Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Reclassifications impacting Level 3 financial instruments are reported as transfers in (out) of the Level 3 category as of the beginning of the period in which the transfer occurs.  Therefore, gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

Form 10-K: 30

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The following is a description of the valuation measurements used for our financial instruments carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed income securities, available for sale

•
Our fixed income securities trade in less active markets and fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  These fixed income securities are classified within Level 2.

•	Fixed income securities for which pricing is based solely on broker / dealer quotes with inputs less observable are classified within Level 3.

Equity securities, available for sale

•	Equity securities that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.
•
Preferred stocks that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.  Preferred stocks that trade in less active markets are classified within Level 2 as fair values are based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads.

Other invested assets

Other invested assets include an investment in a non-public entity and investments held as part of our deferred compensation plan.

•	For our investment in the non-public entity, fair value is classified as Level 3 as it was based on net asset values and financial statements of the non-public entity.
•
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, and included in other invested assets, are classified within the valuation hierarchy on the same basis as the Company’s actively traded equity securities.

Derivative financial instruments

•
Our derivative instruments, principally interest rate swaps, are valued using models that primarily use market observable inputs and are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.  Pricing inputs include bid-ask spreads and current market prices for an underlying instrument.

For additional information on our fair value measurements, see Note 3, Fair Value Measurements to the consolidated financial statements included elsewhere herein.

Investments – Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed income securities.  Our fixed income securities, equity investments and short-term investments are carried at their fair values and accounted for $648.1 million or 99 percent of our total investments and 65 percent of our total assets as of December 31, 2008, compared to $705.6 million or 99 percent of our total investments and 66 percent of our total assets as of December 31, 2007.  Unrealized gains or losses in their fair values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive (loss) income.  Gross unrealized investment gains were $11.8 million and gross unrealized investment losses were $24.3 million as of December 31, 2008 compared to $5.2 million and $5.5 million, respectively, as of December 31, 2007.

Form 10-K: 31

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

In accordance with FAS 115-1, investments in an unrealized loss position are reviewed at the individual security level to determine whether the impairment is other-than-temporary.  For debt securities, impairment is considered to be other-than-temporary if we do not have the ability and intent to hold the security until recovery or if we do not believe the value of the security will recover.  Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position.  If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.  For the years ended December 31, 2008 and 2007, we recorded pre-tax charges to earnings for investments that were other-than-temporarily impaired of $13.5 million and $1.1 million, respectively.  The 2008 impairment charges included $6.3 million in fixed income securities, $6.8 million in equity securities and $0.4 million for other invested assets.  Approximately $0.8 million of the other-than-temporary impairment in 2007 related to an investment in a limited partnership, with the remaining $0.3 million relating to certain fixed income securities.  No investment impairments were recorded during 2006.  We evaluate our investment portfolio on an ongoing basis to identify securities that may be other-than-temporarily impaired.  Our analysis takes into account relevant factors, both quantitative and qualitative in nature.  Among the factors we consider are the following:

•	The length of time and the extent to which fair value has been less than cost;
•
Issuer-specific considerations, including an issuer’s short-term prospects and financial condition, recent events that may have an adverse impact on its results, and an event of missed or late payment or default;

•	The occurrence of a significant economic event that may affect the industry in which an issuer participates; and
•	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value.

Securities deemed to be in a held to recovery position may be sold without tainting our investment portfolio for reasons such as significant changes in asset-liability management, changes in the securities fundamentals (change in credit quality) or changes in asset allocation strategy.  However, if we do not expect a security’s decline in fair value to be fully recovered prior to the expected time of sale, we would record an other-than-temporary impairment in the period in which the decision to sell is made.

The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities resulting in other-than-temporary impairments to such securities.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition, operating results or cash flows.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings. Our fixed income investment portfolio has an average Moody’s credit quality rating of Aa2 (High quality).

Form 10-K: 32

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Income Taxes – We provide for income taxes in accordance with the provisions of FAS 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.  Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized.  Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations.  During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired.  The valuation allowance was recorded against deferred tax expense.  No valuation allowance was recorded during 2007.  For additional information concerning our income taxes, see Note 10, Income Taxes to the consolidated financial statements included elsewhere herein.

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

We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk with respect to the individual reinsurers that participate in our ceded programs to minimize our exposure to significant losses from reinsurer insolvencies.  We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business. For additional information concerning our reinsurance, see Note 7, Reinsurance to the consolidated financial statements included elsewhere herein.

Goodwill and Other Intangible Assets – In accordance with FAS 142, Goodwill and Other Intangible Assets, we make an annual assessment by reporting unit to determine whether the value of our goodwill is impaired.  We completed such assessments in 2008, 2007 and 2006 and concluded that the value of our goodwill was not impaired.  We use both a market-based valuation analysis and a discounted cash flow analysis to estimate the fair value of each reporting unit.  Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value.  During 2006, we sold our insurance management operations, which included $8.0 million in goodwill, to a private investor.

Share-Based Payments – We account for our share-based payments in accordance with FAS 123(R), Share-Based Payment.  FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).  FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  Total cash flow remains unchanged from what would have been reported under prior accounting rules.  In determining the pool of windfall tax benefits for purposes of calculating assumed proceeds under the treasury stock method, we exclude the impact of pro forma deferred tax assets.  We use the short-cut method in determining our pool of windfall tax benefits upon adoption of FAS 123(R).

Form 10-K: 33

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We recognize share-based compensation expense under FAS 123(R) ratably using the straight-line attribution method over the expected vesting period.  In addition, pursuant to FAS 123(R), we are required to estimate the amount of expected forfeitures when calculating share-based compensation costs.  It is our policy to issue shares when options are exercised.  We may repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans.

Awards under our Omnibus Plan in 2007 and prior years consisted only of stock options and restricted stock.  During 2008 we made grants of contingent stock with performance-based measures and restricted stock.  The contingent stock has a performance period of January 1, 2008 through December 31, 2009.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.  The restricted stock grants are time based and vest in equal amounts over a three-year period, subject to forfeiture restrictions.  Restricted stock becomes unrestricted as the awards vest.  Time-vested awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards.  Performance-based awards vest upon meeting the related performance objective.  Under the plan, individuals who receive a restricted stock award are permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability.  Awards are generally made annually.

Prior to 2008, we used historical data and projections to estimate expected employee behaviors related to stock award exercises and forfeitures.  We estimated the fair value of each stock option on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table.  The fair value of restricted stock awards, including performance units, is based on the closing sales price of FPIC common stock on the date of issuance.  Stock valuation models require the input of highly subjective assumptions.  Expected volatility and dividends were based on historical factors related to our common stock.  Expected term represents the estimated weighted-average time between grant and employee exercise.  The risk-free rate is based on U.S. Treasury rates appropriate for the expected term.

Assumptions related to stock option awards:	2008	2007	2006
Expected volatility	*	56.01%	60.00%
Expected dividends	*	—	—
Expected term	*	5.1 years	5.3 years
Risk-free rate	*	4.61%	4.28%

Assumptions related to ESPP awards:	2008	2007	2006
Expected volatility	36.02%	25.84%	29.00%
Expected dividends	—	—	—
Expected term	1.0 year	1.0 year	1.0 year
Risk-free rate	3.04%	4.94%	4.33%

*	No stock options were granted in 2008.

For additional information on our share-based compensation plans, see Note 11, Share-Based Compensation Plans to the consolidated financial statements included elsewhere herein.

Form 10-K: 34

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Our assumption for the expected long-term rate of return-on-assets in our pension plans, which impacts net periodic benefit cost, is 6.8% for 2008 and 2007 and 7.0% for 2006.  The assumption for the expected return on assets for our defined benefit plans reflects our long-term assessment of forward-looking return expectations by asset classes, which is used to develop a weighted-average expected return based on the implementation of our targeted asset allocation in our respective plans.  The following table shows the expected versus actual rate of return on plan assets for our defined benefit plans.

	2008	2007	2006
Expected annual rate of return	6.8%	6.8%	7.0%
Actual annual rate of return (loss)	-30.2%	5.3%	6.2%

Form 10-K: 35

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The discount rate used in calculating our pension benefit obligations as of December 31, 2008, is 5.9%, which represents a 0.4 percentage-point decrease from our December 31, 2007 rate of 6.3%.  The discount rate for our defined benefit plans is based on a yield curve constructed from a portfolio of high quality corporate bonds for which the timing and amount of cash flows approximate the estimated payouts of the plans.  The following table illustrates the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2008:

(in thousands)	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 basis point increase in the discount rate	$(54)	(658)
25 basis point decrease in the discount rate	$59	698

For additional information on our defined benefit plans, see Note 14, Employee Benefit Plans to the consolidated financial statements included elsewhere herein.

Revenue Recognition – Premiums, which are our main source of revenue, are generally recognized pro-rata over the respective period of each policy.  Premium receivables are recorded net of an estimated allowance for uncollectible amounts.  Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy.  In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write down of deferred policy acquisition costs and a corresponding charge to income.  In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

Commitments and Contingencies – For information concerning contingencies, to which we are subject, see Note 17, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

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

Form 10-K: 36

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Consolidated Results of Operations

Comparison for the Years Ended December 31, 2008 and 2007

Consolidated income from continuing operations was $32.1 million for 2008, or $3.72 per diluted common share, a decline of 37 percent and 29 percent, respectively, compared to $51.1 million, or $5.23 per diluted common share, for 2007.  The decline in income from continuing operations for 2008 was primarily due to an increase in net realized investment losses associated with other-than-temporary impairments of securities and lower net premiums earned partially offset by lower net losses and LAE and other underwriting expenses.  Net income for 2007 also includes an after-tax gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Other underwriting expenses for 2008 and 2007 were affected favorably and unfavorably, respectively, by the state insurance guaranty assessments and recoveries discussed below.  The lower net losses and LAE in 2008 include favorable prior year loss development of $17.0 million compared to $16.0 million in 2007, excluding the PRI commutation.  The decline in net premiums earned for 2008 is primarily the result of lower rates in our Florida market and to a lesser extent, lower policy limits and a change in business mix to lower risk specialties.

Consolidated net income was $32.1 million for 2008, or $3.72 per diluted common share, a decrease of 37 percent and 29 percent, respectively, compared to $50.9 million, or $5.21 per diluted common share, for 2007.  Included in net income for 2007 was a loss from discontinued operations of $0.2 million.  Other changes in net income are due to the factors discussed in the paragraph above with regard to income from continuing operations.

Comparison for the Years Ended December 31, 2007 and 2006

Consolidated income from continuing operations was $51.1 million for 2007, or $5.23 per diluted common share, an increase of 55 percent and 69 percent, respectively, compared to $32.9 million, or $3.09 per diluted common share, for 2006.  The increase in income from continuing operations for 2007 was primarily due to lower net losses and LAE, other expenses and other underwriting expenses, partially offset by lower net premiums earned.  The lower net losses and LAE include favorable prior year loss development of $16.0 million, excluding the impact of the PRI commutation, during 2007 compared to $5.1 during 2006.  Income from continuing operations for 2007 also includes an after-tax gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Other underwriting expenses for 2007 include a $4.2 million ($2.6 million after-tax) charge for a state levied insurance guaranty fund assessment with respect to the insolvency of the subsidiaries of Poe Financial Group.  Other underwriting expenses for 2006 include a $9.4 million ($5.8 million after-tax) charge for two separate assessments with respect to the same insolvency.  The lower net premiums earned for 2007 resulted from lower rates in our Florida market, a change in business mix to lower risk specialties and a small decline in professional liability policyholders.

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

Form 10-K: 37

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Continuing Operations

Our business is made up of our four insurance subsidiaries and certain other subsidiaries, and we currently engage only in insurance operations.  Financial and selected other data, including professional liability claims data, related to our continuing operations is summarized in the table below.

(in thousands)	For the year ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006
Direct premiums written (1)	$185,830	-10%	206,040	-16%	246,382
Assumed premiums written	—	0%	—	-100%	5,042
Commutation of assumed premiums written (2)	—	100%	(54,465)	0%	—
Ceded premiums written	(23,548)	0%	(23,632)	19%	(29,001)
Net premiums written (2)	$162,282	27%	127,943	-42%	222,423

Net premiums earned	$172,830	-13%	198,899	-12%	226,965
Net investment income	30,295	-3%	31,309	-3%	32,242
Net realized investment (losses) gains	(13,552)	-2299%	(565)	-806%	80
Other income (1)	432	13%	381	-21%	485
Total revenues	190,005	-17%	230,024	-11%	259,772

Net losses and LAE	99,721	-4%	103,852	-32%	151,648
Other underwriting expenses (3)	37,992	-15%	44,880	-12%	50,983
Interest expense	3,827	-14%	4,472	4%	4,291
Other expenses	412	565%	62	-99%	5,729
Total expenses	141,952	-7%	153,266	-28%	212,651

Income from continuing operations before income taxes	48,053	-37%	76,758	63%	47,121
Less: Income tax expense	15,953	-38%	25,668	81%	14,182
Income from continuing operations	$32,100	-37%	51,090	55%	32,939

(1)	Includes $2.9 million of premiums associated with alternative risk arrangements for the year ended December 31, 2008. Management fees for such arrangements are included in other income.
(2)
During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  In connection with the commutation, First Professionals recognized an after-tax gain of $9.7 million.  For additional information on the commutation, see Item 1.  Financial Statements, Note 7, Reinsurance.  Excluding the impact of the PRI commutation, net premiums written were $182.4 million for the year ended December 31, 2007.

(3)
Other underwriting expenses includes recoveries of $2.7 million in 2008 and charges of $3.5 million (net of $0.7 million in recoveries) and $9.4 million in 2007 and 2006, respectively, for insurance guaranty fund assessments with respect to the insolvency of the subsidiaries of Poe Financial Group.

	As of December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006
Professional liability policyholders	13,728	3%	13,372	0%	13,402
Professional liability policyholders under alternative risk arrangements	174	—	—	0%	—
Total professional liability policyholders	13,902	4%	13,372	0%	13,402

Form 10-K: 38

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Comparison of Results for the Years Ended December 31, 2008 and 2007

Direct premiums written declined 10 percent for 2008 compared to 2007, primarily as a result of lower premium rates in our Florida market offset to some extent by an increase in professional liability policyholders and premiums associated with alternative risk arrangements.  Our policyholder retention rate in our core Florida market was 96 percent for 2008 compared to 95 percent for 2007.  Our national policyholder retention was 96 percent for 2008 compared to 94 percent for 2007.

Net premiums written increased 27 percent for 2008 compared to 2007.  Net premiums written for 2007 reflects a reduction of $54.5 million in assumed premiums written as a result of the commutation of the PRI reinsurance treaties.  Excluding the impact of the PRI commutation, net premiums written declined 11 percent during 2008.  The decline in net premiums written is primarily due to the reasons discussed in the preceding paragraph on direct premiums written.

Net premiums earned declined 13 percent for 2008 compared to 2007.  The decline is primarily the result of lower rates in our Florida market and to a lesser extent, lower policy limits and a change in business mix to lower risk specialties.

Net investment income declined 3 percent for 2008 compared to 2007 as a result of a decline in the yield on cash and cash equivalents and a decline in total cash and invested assets.

Net realized investment losses increased for 2008 compared to 2007.  We recognized $13.5 million in impairment charges for investments deemed other-than-termporarily impaired.  For additional information on our other-than-temporary impairments, See Note 8, Investments to the consolidated financial statements included elsewhere herein.  Our fixed income investment portfolio continues to have an average Moody’s credit quality rating of Aa2 (High quality).

Net losses and LAE decreased 4 percent for 2008 compared to 2007.  Net losses and LAE for 2007 include a $14.0 million reduction in net losses and LAE as a result of the PRI commutation.  Excluding the impact of the PRI commutation, net losses and LAE declined 15 percent for 2008 compared to 2007.  Excluding the impact of the PRI commutation, our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) was 57.7 percent for 2008 compared to 59.3 percent for 2007.  The decline in net losses and LAE reflects an increase in favorable prior year development as a percentage of premiums earned resulting from the continuation of favorable loss trends offset by a slightly higher current year loss ratio.  The favorable prior year development ($17.0 million in 2008 and $16.0 million in 2007, excluding the impact of the PRI commutation) primarily reflects reductions in our estimates of incident to claim development, payment frequency and payment severity, principally for the 2004 through 2007 accident years.  Lower net premiums earned and a decline in the corresponding provision for losses and LAE also contributed to the decline in net losses and LAE.

Form 10-K: 39

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the table below.

		For the year ended December 31,
		2008	2007	2006
Loss ratio
Current accident year		67.5%	67.3%	69.0%
Commutation of assumed premiums written - prior accident years	D	0.0%	-7.1%	0.0%
Prior accident years		-9.8%	-8.0%	-2.2%
Calendar year loss ratio	A	57.7%	52.2%	66.8%

Underwriting expense ratio	B	22.0%	22.6%	22.5%
Commutation of assumed premiums written		0.0%	-0.9%	0.0%
Insurance guaranty fund assessments or (recoveries)		-1.5%	1.8%	4.2%
Underwriting expense ratio excluding the impact of reinsurance commutations and insurance guaranty fund assessments or (recoveries)	C	23.5%	21.7%	18.3%

Combined ratio (Sum of A+B)		79.7%	74.8%	89.3%

Combined ratio excluding the impact of reinsurance commutations and insurance guaranty fund assessments or (recoveries) (Sum of A-D+C)		81.2%	81.0%	85.1%

Selected information concerning our professional liability insurance claim data is summarized in the table below.

	For the Year Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006
Net paid losses	$67,190	-27%	91,464	1966%	(4,901)
Less: net paid losses on assumed business in run-off and commuted reinsurance agreements	498	-98%	30,001	142%	(71,262)
Net paid losses excluding assumed business in run-off and commuted reinsurance agreements	66,692	9%	61,463	-7%	66,361

Net paid LAE	53,286	-4%	55,724	74%	32,081
Less: net paid LAE on assumed business in run-off and commuted reinsurance agreements	72	22%	59	100%	(28,102)
Net paid LAE excluding assumed business in run-off and commuted reinsurance agreements	53,214	-4%	55,665	-8%	60,183

Net paid losses and LAE excluding assumed business in run-off and commuted reinsurance agreements	$119,906	2%	117,128	-7%	126,544

Form 10-K: 40

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

	For the Year Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006
Total professional liability claims closed without indemnity payment	578	-21%	730	-18%	887
Total professional liability incidents closed without indemnity payment	824	-27%	1,125	-1%	1,134
Total professional liability claims and incidents closed without indemnity payment	1,402	-24%	1,855	-8%	2,021

Total Professional Liability Claims with Indemnity Payment	330	6%	311	-3%	322

CWIP Ratio on a rolling four quarter basis(1)	36%		30%		27%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	19%		14%		14%

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

	For the Year Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006
Total professional liability claims reported during the period	738	6%	693	-7%	746
Total professional liability incidents reported during the period	1,015	10%	926	3%	895
Total professional liability claims and incidents reported during the period	1,753	8%	1,619	-1%	1,641

Total professional liability claims and incidents that remained open	3,359	1%	3,342	-14%	3,899

Selected professional liability insurance claims data.  There was a 2% increase in net paid losses and LAE on core professional liability business for 2008 compared with 2007.  This increase corresponds with an increase in the number of claims with an indemnity payment.  The number of reported claims and incidents for 2008 was up 8% compared to 2007.  Although higher than 2007, the frequency of claims and incidents remained near historical lows and generally reflects continued lower levels of frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  The number of professional liability claims with indemnity payment (“CWIP”) increased 6% for 2008 compared to 2007.  For 2008, the CWIP Ratio and the CWIP Ratio, including incidents, increased as a result of a higher number of claims with an indemnity payment and the decline in the number of closed claims and incidents following multiple years of lower reported claims and incidents.  These ratios, although higher in 2008, continued to be within our expectations.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Form 10-K: 41

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Other underwriting expenses decreased 15 percent for 2008 compared to 2007.  Other underwriting expenses for 2007 include charges of $3.5 million (net of a recovery of $0.7 million) for state-levied insurance guaranty fund assessments and a $1.7 million reduction in expenses as a result of the PRI reinsurance commutation.  Other underwriting expenses for 2008 include a $2.7 million recovery of the insurance guaranty fund assessment from policyholders.  Excluding the impact of the assessments, including recoveries, and the PRI reinsurance commutation, other underwriting expenses decreased 6 percent for 2008 compared to 2007 primarily due to higher ceding commissions received by us.  Our expense ratio (defined as the ratio of other underwriting expenses to net premiums earned) was 22.0 percent and 22.6 percent for 2008 and 2007, respectively.  Excluding the impact of the assessments, including recoveries, and the PRI commutation, our expense ratio was 23.5 percent for 2008 compared to 21.7 percent for 2007.  The increase in the expense ratio is driven primarily by lower net premiums earned in 2008 compared to 2007.

Income tax expense decreased 38 percent for 2008 compared to 2007 as a result of lower income from continuing operations before income taxes.  Our effective tax rate was 33.2 percent for 2008 compared to 33.4 percent for 2007.  Income tax expense for 2007 includes $6.1 million of income tax expense as a result of the PRI commutation.  Excluding the impact of the PRI commutation, income tax expense for 2008 decreased 19 percent and our effective tax rate was 33.2 percent for 2008 compared to 32.1 percent for 2007.  The 1.1 percent increase in our effective tax rate was due to higher taxes associated with the valuation allowance established in 2008.

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

Net losses and LAE decreased for 2007 compared to 2006.  Net losses and LAE for 2007 include a $14.0 million reduction in net losses and LAE as a result of the PRI commutation.  Excluding the impact of the PRI commutation, net losses and LAE declined 22 percent for 2007 compared to 2006.  Excluding the impact of the PRI commutation, our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) was 59.3 percent for 2007.  The decline in net losses and LAE and our loss ratio for 2007 reflects a lower current year loss ratio and an increase in favorable prior year development compared to 2006 due to the continuation of favorable loss trends.  The favorable prior year development ($16.0 million in 2007 and $5.1 million in 2006) primarily reflects reductions in our estimates of incident to claim development, payment frequency and payment severity, principally for the 2004 through 2006 accident years.

Form 10-K: 42

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Selected professional liability insurance claims data.  There was a 7% decrease in net paid losses and LAE on core professional liability business for 2007 compared with 2006.  This decrease corresponds with a decrease in the number of claims on hand and closed during the year, including a decrease in the number of claims with an indemnity payment.  The number of reported claims and incidents for 2007 was down slightly compared to 2006 and generally reflects continued lower frequency in newly reported claims and incidents in total in our Florida market that began in the fourth quarter of 2003.  The number of professional liability claims with indemnity payment (“CWIP”) declined slightly for 2007 compared to 2006.  For 2007, the CWIP Ratio and the CWIP Ratio, including incidents, continued to be within our expectations.  Our inventory of open claims and incidents declined further during 2007, which follows declines in the number of claims and incidents reported.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Other underwriting expenses decreased for 2007 compared to 2006.  Other underwriting expenses for 2007 and 2006 include charges of $3.5 million (net of recoveries of $0.7 million) and $9.4 million, respectively, for state-levied insurance guaranty fund assessments.  Other underwriting expenses for 2007 also include a $1.7 million reduction in other underwriting expenses as a result of the PRI reinsurance commutation.  Excluding the impact of the assessments and the PRI reinsurance commutation, other underwriting expenses increased 2 percent for 2007 compared to 2006 primarily due to the redeployment of corporate resources previously supporting our former insurance management segment to our insurance operations.  Our expense ratio (defined as the ratio of other underwriting expenses to net premiums earned) was 22.6 percent and 22.5 percent for 2007 and 2006, respectively.  Excluding the impact of the assessments, including recoveries, and the PRI commutation, our expense ratio was 21.7 percent for 2007 compared to 18.3 percent for 2006.  The increase in the expense ratio is driven primarily by lower net premiums earned in 2007 compared to 2006.

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

During 2006, the Internal Revenue Service commenced an examination of our 2004 federal income tax return.  The examination was closed in February 2007 with no significant adjustments.  Our income tax returns for 2005 and 2006 have not been examined by the IRS.

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

Form 10-K: 43

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our TPA operations were comprised of our former wholly-owned subsidiary, Employers Mutual, Inc. (“EMI”).  On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005.  An after-tax gain of $0.2 million was recognized on the sale.  On May 31, 2005, the remaining TPA operations were sold to a private investor.  An after-tax gain of $1.5 million was recognized on the sale.  During the third quarter of 2006, we recorded an additional gain on the sale of discontinued operations of $0.4 million related to the finalization of our 2005 tax return, which reflected the sale of our former TPA operations.  The results of operations and gain on sale of the former TPA operations are reported as discontinued operations.

For additional information on our discontinued operations, see Note 18, Discontinued Operations to the consolidated financial statements included elsewhere herein.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, we possess assets that consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services.  In accordance with limitations imposed by Florida and Missouri laws, our insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay us dividends of approximately $24.6 million during 2009 without prior regulatory approval. As of December 31, 2008, the holding company held cash and liquid investments of $24.4 million.

Under the terms of the management agreements with First Professionals and APAC, we receive management fees equal to 115 percent of the costs incurred.  The additional 15 percent provision in the First Professionals and APAC management fees is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements.  In the case of the agreement with APAC, the total annual management fees are also limited to an amount not to exceed those that would have been paid under the terms of its former management agreement.  The payment of losses and LAE and insurance operating expenses (including reinsurance costs) in the ordinary course of business are the principal needs for our insurance subsidiaries’ liquid funds.  The principal sources of cash from their operations to meet ongoing liquidity requirements are the premiums collected for the insurance sold and income on the investment of those funds.

A number of factors could cause unexpected changes in our consolidated liquidity and capital resources, including, but not limited to, the following:

•
Unexpected changes in premium revenue due to higher or lower than expected new business or retention of insurance policies in force resulting in unanticipated changes in liquidity provided by our insurance subsidiaries;

•	Unexpected changes in the amounts needed to defend and settle claims at our insurance subsidiaries;
•	Unexpected changes in operating costs, including new insurance guaranty fund assessments or increased taxes;
•	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables; and
•	Possible realized losses on securities comprising our investment portfolio.

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

Form 10-K: 44

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Sources of liquidity include cash from operations and routine sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $21.1 million for 2008 compared to net cash used in operating activities of $31.4 million for 2007 and net cash provided by operations of $75.4 million for 2006.  The increase in cash provided by operating activities is primarily due to the non-recurrence of the 2007 commutation of the reinsurance agreements between First Professionals and PRI offset by a decline in premiums received associated with the decline in written premiums and higher paid losses and LAE after reinsurance recoveries.

Net cash flows provided by investing activities was $26.3 million and $11.6 million for 2008 and 2007, respectively, compared to net cash flows used in investing activities of $27.3 million for 2006.  The 2007 cash flows from investing activities include the transfer of securities in connection with the PRI commutation.  Excluding the impact of the PRI commutation, net cash provided by investing activities for 2008 increased primarily due to transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.  Net sales and maturities of fixed income securities, equity securities and short-term investments, were $27.0 million and $15.9 million for 2008 and 2007, respectively, compared to net purchases of $61.0 million for 2006.

Net cash flows used in financing activities was $59.1 million and $48.5 million for 2008 and 2007, respectively, compared to $16.0 million for 2006.  The increase in net cash used in financing activities for 2008 was primarily due to the repurchase of common shares under our stock repurchase program, which totaled $68.1 million for 2008 compared to $50.7 million and $24.6 million in 2007 and 2006, respectively.

As of December 31, 2008, we had cash and investments of $712.7 million.  Included within cash and investments were cash and cash equivalents of $58.5 million, and equity securities and fixed income securities, available-for-sale, with fair values of $637.2 million and $10.9 million, respectively.  Approximately $58.3 million of our fixed income securities have scheduled maturities during the next 12 months.  We believe that our cash and investments as of December 31, 2008, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

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

(in thousands)	As of	As of
	December 31, 2008	December 31, 2007
Long-term debt	$46,083	46,083
Shareholders' equity	$259,894	295,597
Ratio of debt to total capitalization	15.1%	13.5%

Long-term debt

During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million.  The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another.  In accordance with the guidance given in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51,” we have not consolidated these subsidiary trusts.

Form 10-K: 45

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 6.25 percent to 7.36 percent as of December 31, 2008).  The trust-preferred securities also contain features that would allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and mature in May and October 2033. As discussed below, during May and November 2008 we replaced our expiring interest rate collars with separate interest rate swaps to hedge the floating interest rate on our outstanding indebtedness.

Other Significant Financial Position Accounts

Reinsurance recoverables

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk.  Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions in part on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate.  At December 31, 2008 our receivables from reinsurers, net of amounts due, totaled $147.3 million.  We have not experienced difficulty in collecting amounts from reinsurers due to the financial condition of the reinsurers.  Should future events lead us to believe that any reinsurer is unable to meet its obligation, adjustments to the amounts recoverable would be reflected in the results of current operations.  We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.  The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more as of December 31, 2008 and 2007.

Reinsurer	A.M. Best Rating as of December 31, 2008		Net Amount Recoverable as of December 31, 2008 (in thousands)	Net Amount Recoverable as of December 31, 2007 (in thousands)
Hannover Rueckversicherungs	A		$29,350	33,926
Physicians' Reciprocal Insurers	Not Rated *		33,271	27,832
Lloyd's Syndicates	A		16,639	21,167
Transatlantic Reinsurance Company	A		18,532	20,961
Partner Reinsurance Company of the U.S.	A	+	10,866	12,907
Berkley Insurance Company	A	+	11,143	8,768
ACE Tempest Re	A	+	4,980	5,428
Other reinsurers	*		22,554	25,300
Total			$147,335	156,289

*	We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized.

Deferred income taxes increased 25 percent to $40.6 million as of December 31, 2008 from $32.6 million as of December 31, 2007.  The increase in deferred income taxes is primarily related to additional deferred tax assets established for our derivative financial instruments and as a result of the unrealized loss position on our fixed income investment portfolio.

Paid in advance and unprocessed premiums declined 14 percent to $9.5 million as of December 31, 2008 from $11.0 million as of December 31, 2007.  The decline in paid in advance and unprocessed premiums is associated with the decline in direct premiums written at our insurance subsidiaries.

Form 10-K: 46

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements.  We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk, (2) employee benefit plans and (3) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts.  These items are discussed further below.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2008 that would give rise to previously undisclosed market, credit or financing risk.

The following table summarizes our significant contractual obligations and commitments as of December 31, 2008, and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal payments on outstanding borrowings.  Additional information regarding these obligations is provided in Note 6, Liability for Losses and LAE, Note 10, Income Taxes, Note 12, Long-term Debt, Note 14, Employee Benefit Plans and Note 17, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Contractual Obligations (in thousands):	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Other
Liability for losses and LAE	$555,848	175,158	228,355	97,058	55,277	$—
Long-term debt obligations(1)	46,083	—	—	—	46,083	—
Interest on long-term debt(2)	77,501	3,517	7,034	6,888	60,062	—
Operating lease obligations	953	532	369	52	—	—
Employee benefit plan obligations(3)	7,336	7,336	—	—	—	—
Unrecognized tax benefits(4)	—	—	—	—	—	448
Other long-term liabilities	123	123	—	—	—	—
Total	$687,844	186,666	235,758	103,998	161,422	$448

(1)	All long-term debt is assumed to be settled at its contractual maturity.
(2)
Interest on our long-term debt has been calculated considering the effect of our interest rate swaps, which fix the annual interest rate payable on our trust-preferred indebtedness until the termination of the swaps in 2013.  Thereafter, interest on our long-term debt has been calculated using the implied LIBOR forward rate for variable rate debt.

(3)	Employee benefit plan obligations are comprised of proposed plan contributions and our unfunded obligation as of December 31, 2008.
(4)
Reflects amounts recognized in our statement of financial position for unrecognized tax benefits.  These items are included in the “other” column as they   technically do not meet the definition of a contractual obligation as we are not contractually obligated to pay these amounts to third parties and the amount and timing of their eventual payment is sufficiently uncertain.

(1) Derivative financial instruments – During May and November 2008, we entered into four interest rate swaps with SunTrust Banks, Inc. (“SunTrust”) to mitigate our floating rate interest risk on our long-term debt.  Each of the swap contracts contains customary representations, warranties and covenants and has a termination date either three or five years from its respective effective date.  We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR rate for the same amount.  The interest rate swaps, during their terms, fix the annual interest rate payable on our trust-preferred indebtedness at 8.14 percent for $20 million of the indebtedness, 7.97 percent for $15 million and 6.94 percent for $10.0 million.  For additional information on our derivative instruments, see Note 13, Derivative Instruments, included elsewhere herein.

Form 10-K: 47

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(2) Employee benefit plans – We provide pension benefits to eligible employees through various defined benefit plans that we sponsor.  For additional information about our employee benefit plans, see Note 14, Employee Benefit Plans to the consolidated financial statements included elsewhere herein.

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

Historical returns of multiple asset classes were analyzed to develop a risk-free rate of return and risk premiums for each asset class included within our defined benefit plans.  The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium.  A weighted-average rate was developed based on those overall rates and the target asset allocation of the plans.

The following table illustrates the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2008:

(in thousands)	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 basis point increase in the discount rate	$(54)	(658)
25 basis point decrease in the discount rate	$59	698

(3) Guarantees and contractual obligations of our trust-preferred securities – We guarantee the floating rate interest and principal obligations under the trust-preferred securities issued by three separately created, unconsolidated trusts.  In addition, the indenture agreements relating to our junior subordinated debentures and trust-preferred securities contain limitations, under certain circumstances, as to (i) the declaration or payment of dividends, or distributions thereon, or the redemption, purchase, acquisition or liquidation with respect to any capital stock of FPIC or its affiliates; (ii) the payment, in certain circumstances, of principal, premium or interest on, or the repayment, repurchase or redemption of, debt securities of FPIC or its affiliates that rank in equal standing with or are junior in interest to the debentures; or (iii) the payment, in certain circumstances, under any guarantees of FPIC or its affiliates that rank in equal standing with, or are junior in interest to, capital securities guarantees relating to the issuance of the debentures.  Circumstances that would result in such limitations include a continuing event of default, as defined by the indenture agreements, a default with respect to payment of any obligations under capital securities guarantees, or a continuing interest deferral election by FPIC.  See Note 12, Long-term debt to the consolidated financial statements included elsewhere herein for additional disclosures about our trusts and junior subordinated debentures.

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

Form 10-K: 48

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Interest rate risk – fixed income securities.  Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates.  Our exposure to interest rate fluctuations results from our significant holdings of fixed income securities, which comprised $637.2 million, or 97 percent, of the fair value of all our investment securities as of December 31, 2008.  Fluctuations in interest rates have a direct impact on the market valuation of these securities and could have an impact on the results of our operations and cash flows.  Generally, in a rising interest rate environment the market value of fixed income securities declines, and in a declining interest rate environment the market value of fixed income securities increases.  Some of our fixed income securities have call features.  In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates.  In a rising interest rate environment, we may choose to sell these securities (rather than hold them to maturity) and receive less than we paid for them.

We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs) in such a way as to minimize the likelihood of having to liquidate investments before their maturity.  Effective duration is a standard measure of interest rate sensitivity that takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds.  The effective duration of our fixed income securities as of December 31, 2008 was approximately 3.3 compared to 3.1 as of December 31, 2007.

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on future earnings, fair values or cash flows of our investment portfolio as of December 31, 2008.  The following table shows the interest rate sensitivity of our fixed income securities and short-term investments assuming a range of increases and decreases in market interest rates.  For purposes of this interest rate analysis (1), each market interest rate change is assumed uniform across the portfolio.

	Interest Rate Sensitivity Analysis
	Hypothetical	Hypothetical		Hypothetical	Hypothetical
	Decrease	Decrease	Current	Increase	Increase
	– (200 bps)	– (100 bps)	Market	+ 100 bps	+ 200 bps
Fair value (in thousands)	$ 679,437	658,094	637,154	616,107	595,275
Fair value / Reported value	107%	103%	100%	97%	93%

(1)
This interest rate analysis and the estimated amounts generated from the sensitivity analysis represent forward-looking statements about market risk assuming certain market conditions occur.  The analysis provided by us to illustrate the potential impact of changes in interest rates should not be considered projections of future events or losses.

Interest rate risk – long-term debt obligations and derivative financial instruments.  In addition to interest rate risk associated with our investments, we are also subject to interest rate risk associated with our long-term debt and derivative financial instruments.  As of December 31, 2008, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.

Form 10-K: 49

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

As noted above, during May and November 2008, we replaced our expiring interest rate collars and effected new interest rate swaps to hedge the floating interest rate risk on our outstanding indebtedness.  We have designated the interest rate swaps as cash flow hedges.  They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive income or loss).  We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged. The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.  Information concerning our derivative instruments in effect as of December 31, 2008 is presented in the table below.

Notional
Amount	Derivative	Trade	Effective	Maturity	Receive	Pay
(in thousands)	Instrument	Date	Date	Date	Rate (1)	Rate
$ 5,000	Interest Rate Swap	5/23/2008	5/23/2008	5/23/2013	2.20%	3.94%
$ 15,000	Interest Rate Swap	5/23/2008	8/15/2008	8/15/2013	2.15%	4.04%
$ 15,000	Interest Rate Swap	5/23/2008	10/29/2008	10/29/2013	3.51%	4.12%
$ 10,000	Interest Rate Swap	11/18/2008	11/24/2008	11/23/2011	2.20%	2.74%

(1)	Based on three-month London Inter-Bank Offer Rate (“LIBOR”).

We entered into the interest rate swaps to mitigate our floating rate interest risk on our outstanding indebtedness, due in 2033.  We expect changes in the cash flows of the interest rate swaps to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate.  Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges.  As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive income or loss.  We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.  If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the interest rate swaps would be included in net income or loss rather than other comprehensive income or loss.

The following table provides information about our long-term debt obligations and derivative financial instruments, namely our interest rate swaps, which are sensitive to changes in interest rates.

(in thousands)	December 31, 2008	Projected Cash Flows
	Fair Value	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Variable rate debt (1)	$46,083	—	—	—	—	—	46,083	$46,083
Average interest rate (1)	7.3%	5.4%	5.7%	6.3%	6.6%	6.8%	6.7%

Interest rate collars:
Receive amount (2)	$(607)	(1,077)	(932)	(690)	(542)	(313)	—	$(3,554)
Average pay rate (2)	3.8%	3.8%	3.8%	3.8%	3.8%	3.8%	0.0%
Average receive rate (2)	2.7%	1.4%	1.7%	2.2%	2.6%	2.7%	0.0%

(1)
For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  The weighted-average interest rates as of December 31, 2008 are based on implied forward rates in the forward yield curve for three-month LIBOR.

Form 10-K: 50

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(2)
The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the swap contract.

For additional information on our long-term debt obligations and our interest rate collars, see the sections entitled Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations: Contractual Obligations, Commitments and Off-Balance Sheet Arrangements and Liquidity and Capital Resources.

Credit risk – fixed income securities and reinsurance.  Credit risk is the risk that issuers of securities owned by us will default, or other parties, primarily our insureds and reinsurers that owe us money, will not pay.  Financial instruments that potentially expose us to concentrations of credit risk consist of fixed income investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverables related to unpaid losses and LAE and unearned premiums.  Reinsurers that are neither authorized nor accredited by applicable state insurance departments (“unauthorized reinsurers”) are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to collateralize their respective balances due to us.  For additional disclosures concerning the credit risk associated with our reinsurance recoverables, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our fixed income securities currently reflect an average Moody’s credit quality of Aa2 (High Quality).  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  Approximately 46 percent of our fixed income securities consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

Credit risk – derivative financial instruments. We use interest rate-related derivative instruments to manage the exposure on our variable rate debt.  By using these instruments, we expose ourselves to credit risk; however, concentration of credit risk is mitigated as we only enter into transactions with well-established financial institutions and monitor the financial strength ratings and financial developments of such institutions. In addition, only conventional derivative financial instruments are utilized. We are exposed to potential losses if the counterparty fails to perform according to the terms of its agreement.  When the fair value of a derivative contract is positive (or in a net asset position), the counterparty owes us, which creates credit risk for FPIC.

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with FASB Interpretation No. 39-1 (FIN 39-1), “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts” and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of December 31, 2008, the combined fair value of our derivative instruments was $0.6 million, net of cash collateral paid to our counterparty of $2.9 million, and is included in other liabilities within our consolidated statement of financial position.

Form 10-K: 51

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Equity price risk.  Equity price risk is the risk that we will incur losses due to adverse changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.  Our exposure to equity price risk is primarily concentrated in an exchange traded fund that is comprised of stocks that pay dividends.  At December 31, 2008 the fair value of our equity securities was $10.9 million.  During 2008, we recorded an impairment charge of $6.8 million related to equity securities that were in loss positions for a significant period of time as a result of the deteriorating economic conditions in the United States.  The value of our equity securities is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio.  Values are typically based on future economic prospects as perceived by investors in the equity markets.  The following table provides more information on our exposure to equity price risk at December 31, 2008.

(in thousands)	As of
December 31, 2008
Fair value of equity securities	$10,934
Pre-tax impact of a 10 percent decline in market prices for equity exposures	$1,093

Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.  Equity securities that are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position are written down to their cost basis and the decrease in value is reported in net income as a realized investment loss.

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
An evaluation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934) was completed as of December 31, 2008, by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our disclosure controls and procedures were found to be adequate and effective in ensuring that material information relating to FPIC and its consolidated subsidiaries, as required to be disclosed by us in our periodic reports filed with the SEC, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that occurred during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Form 10-K: 52

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Management’s Report on Internal Control over Financial Reporting is set forth on the page indicated in Item 15 of this report.  In addition, the effectiveness of our internal control over financial reporting as of December 31, 2008 was audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm.  Their unqualified report is included in the Report of Independent Registered Certified Public Accounting Firm set forth on the pages indicated in Item 15 of this report.

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

The information required in this item with respect to directors and executive officers will appear under the headings “Proposal 1.  Election of Directors and Executive Officers,” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts will appear under the heading “Corporate Governance,” "Report of the Audit Committee," and “Proposal 2.  Ratification of Appointment of Independent Registered Certified Public Accounting Firm” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

There have been no material changes in the manner by which security holders may recommend nominees to our Board of Directors from those described in our Proxy Statement filed in connection with our 2008 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
The information required in this item will appear under the headings “Director Compensation,”  “Executive Compensation” and “Compensation Committee Report” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Form 10-K: 53

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Under our share-based compensation plans, we may grant incentive stock options, non-qualified stock options, contingent stock (including performance-based awards) and restricted stock to individuals.  The number of securities remaining available for future issuance under share-based compensation plans includes stock option and restricted stock grants.  Information concerning our securities authorized for issuance under share-based compensation plans as of December 31, 2008 is provided below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Share-based compensation plans approved by security holders	526,562	$ 21.80	922,093
Share-based compensation plans not approved by security holders	—	$ —	—
Total	526,562	$ 21.80	922,093

(1)
Under our share-based compensation plans, we have granted shares in the form of restricted stock awards, including performance-based awards.  As of December 31, 2008, there were 106,251 issued and outstanding shares of such awards under these plans.  Because there is no exercise price associated with restricted share awards, which are granted to employees and directors at no cost, such shares are not included in the weighted-average exercise price calculation.

Other information required in this item will appear under the heading “Beneficial Ownership of FPIC Common Stock” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.  See Note 11, Share-Based Compensation Plans to the consolidated financial statements included elsewhere herein for information about our share-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in this item will appear under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required in this item will appear under the heading “Proposal 2.  Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Form 10-K: 54

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Notes to the Consolidated Financial Statements	F-8

(Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

3. Exhibits:
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Form 10-K: 55

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPIC Insurance Group, Inc.

March 4, 2009	By:	/s/ John R. Byers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature and Title	Title	Date
/s/ John R. Byers John R. Byers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2009

/s/ Charles Divita, III Charles Divita, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2009

/s/ Kenneth M. Kirschner Kenneth M. Kirschner	Chairman of the Board	March 4, 2009

/s/ John K. Anderson, Jr. John K. Anderson, Jr.	Vice Chairman of the Board	March 4, 2009

/s/ Robert O. Baratta, M.D. Robert O. Baratta, M.D.	Immediate Past Chairman of the Board	March 4, 2009

/s/ Richard J. Bagby, M.D. Richard J. Bagby, M.D.	Director	March 4, 2009

/s/ M.C. Harden, III M. C. Harden, III	Director	March 4, 2009

/s/ Terence P. McCoy, M.D. Terence P. McCoy, M.D.	Director	March 4, 2009

/s/ John G. Rich John G. Rich	Director	March 4, 2009

/s/ Joan D. Ruffier Joan D. Ruffier	Director	March 4, 2009

/s/ David M. Shapiro, M.D. David M. Shapiro, M.D.	Director	March 4, 2009

Form 10-K: 56

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Shareholders of FPIC Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 15(1).  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
March 4, 2009

Form 10-K: F-1

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

FPIC Insurance Group, Inc.’s (“FPIC”) management is responsible for establishing and maintaining effective internal control over financial reporting.  Based on our assessment of internal control over financial reporting as of December 31, 2008, we have determined that FPIC maintained effective internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The effectiveness of FPIC’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

March 4, 2009	FPIC Insurance Group, Inc.

	By:	/s/ John R. Byers
President and Chief Executive Officer

	By:	/s/ Charles Divita, III
Chief Financial Officer

Form 10-K: F-2

Index to Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of December 31,
	2008	2007
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$637,154	689,172
Equity securities, available-for-sale, at fair value	10,934	14,912
Short-term investments	—	1,479
Other invested assets	6,097	6,518
Total investments (Note 8)	654,185	712,081

Cash and cash equivalents	58,480	70,229
Premiums receivable (net of an allowance of $300 as of December 31, 2008 and 2007)	60,907	65,221
Accrued investment income	7,818	8,439
Reinsurance recoverable on paid losses	2,065	3,458
Due from reinsurers on unpaid losses and advance premiums	135,851	144,335
Ceded unearned premiums	10,082	9,764
Deferred policy acquisition costs	9,476	9,662
Deferred income taxes	40,580	32,566
Goodwill	10,833	10,833
Other assets	7,708	10,434
Total assets	$997,985	1,077,022

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$555,848	585,087
Unearned premiums	98,665	108,894
Reinsurance payable	663	1,268
Paid in advance and unprocessed premiums	9,498	10,981
Total policy liabilities and accruals	664,674	706,230

Long-term debt	46,083	46,083
Other liabilities	27,334	29,112
Total liabilities	738,091	781,425

Commitments and contingencies (Note 17)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 7,803,298 and 8,949,401 shares issued and outstanding at December 31, 2008 and 2007, respectively	780	895
Additional paid-in capital	—	—
Retained earnings	271,503	295,586
Accumulated other comprehensive loss, net	(12,389)	(884)
Total shareholders' equity	259,894	295,597
Total liabilities and shareholders' equity	$997,985	1,077,022

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K: F-3

Index to Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Income

(in thousands, except earnings per common share)	For the year ended December 31,
	2008	2007	2006
Revenues
Net premiums earned	$172,830	198,899	226,965
Net investment income	30,295	31,309	32,242
Net realized investment (losses) gains	(13,552)	(565)	80
Other income	432	381	485
Total revenues	190,005	230,024	259,772

Expenses
Net losses and loss adjustment expenses	99,721	103,852	151,648
Other underwriting expenses	37,992	44,880	50,983
Interest expense on debt	3,827	4,472	4,291
Other expenses	412	62	5,729
Total expenses	141,952	153,266	212,651

Income from continuing operations before income taxes	48,053	76,758	47,121
Less: Income tax expense	15,953	25,668	14,182
Income from continuing operations	32,100	51,090	32,939

Discontinued operations
Income from discontinued operations (net of income taxes)	—	—	6,637
(Loss) gain on disposal of discontinued operations (net of income taxes)	—	(191)	12,012
Discontinued operations	—	(191)	18,649

Net income	$32,100	50,899	51,588

Basic earnings per common share:
Income from continuing operations	$3.83	5.42	3.20
Discontinued operations	—	(0.02)	1.82
Net income	$3.83	5.40	5.02

Basic weighted-average common shares outstanding	8,374	9,418	10,284

Diluted earnings per common share:
Income from continuing operations	$3.72	5.23	3.09
Discontinued operations	—	(0.02)	1.74
Net income	$3.72	5.21	4.83

Diluted weighted-average common shares outstanding	8,637	9,768	10,671

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K: F-4

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Gain (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2005	10,339,105	$1,034	53,627	(1,742)	200,902	(4,231)		249,590

Net income	—	—	—	—	51,588	—	$51,588	51,588
Other comprehensive income (loss), net of tax:
Unrealized loss on invested assets, net of tax	—	—	—	—	—	(587)	(587)	(587)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	10	10	10
Other comprehensive loss							(577)
Comprehensive income							$51,011
Cumulative adjustment to adopt FAS 158	—	—	—	—	—	(1,169)		(1,169)
Restricted stock	35,408	3	(618)	1,742	—	—		1,127
Issuance of common shares	363,422	36	5,699	—	—	—		5,735
Repurchase of common shares	(673,998)	(67)	(24,827)	—	—	—		(24,894)
Share-based compensation	—	—	1,104	—	—	—		1,104
Income tax reductions relating to exercise of stock options	—	—	2,750	—	—	—		2,750
Balances at December 31, 2006	10,063,937	$1,006	37,735	—	252,490	(5,977)		285,254

Net income	—	—	—	—	50,899	—	$50,899	50,899
Other comprehensive income (loss), net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	—	4,276	4,276	4,276
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	211	211	211
Prior service cost	—	—	—	—	—	29	29	29
Transition obligation	—	—	—	—	—	19	19	19
Net gain on pension plan	—	—	—	—	—	558	558	558
Other comprehensive income							5,093
Comprehensive income							$55,992
Cumulative adjustment to adopt FIN 48	—	—	—	—	(84)	—		(84)
Restricted stock	34,549	3	1,526	—	—	—		1,529
Issuance of common shares	88,845	9	1,827	—	—	—		1,836
Repurchase of common shares	(1,237,930)	(123)	(42,895)	—	(7,719)	—		(50,737)
Share-based compensation	—	—	1,133	—	—	—		1,133
Income tax reductions relating to exercise of stock options	—	—	674	—	—	—		674
Balances at December 31, 2007	8,949,401	$895	—	—	295,586	(884)		295,597

Net income	—	—	—	—	32,100	—	$32,100	32,100
Other comprehensive income (loss), net of tax:
Unrealized loss on invested assets, net of tax	—	—	—	—	—	(7,565)	(7,565)	(7,565)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(2,014)	(2,014)	(2,014)
Prior service cost	—	—	—	—	—	357	357	357
Transition obligation	—	—	—	—	—	5	5	5
Net loss on pension plan	—	—	—	—	—	(2,230)	(2,230)	(2,230)
Other comprehensive loss							(11,447)
Comprehensive income							$20,653
Cumulative adjustment to adopt FAS 158	—	—	—	—	(89)	(58)		(147)
Restricted stock	26,376	3	2,220	—	—	—		2,223
Issuance of common shares	335,520	33	6,612	—	—	—		6,645
Repurchase of common shares	(1,507,999)	(151)	(11,873)	—	(56,094)	—		(68,118)
Share-based compensation	—	—	799	—	—	—		799
Income tax reductions relating to exercise of stock options	—	—	2,242	—	—	—		2,242
Balances at December 31, 2008	7,803,298	$780	—	—	271,503	(12,389)		259,894

The accompanying notes are an integral part of the consolidated financial statements.
Form 10-K: F-5

Index to Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows

(in thousands)	For the year ended December 31,
	2008	2007	2006
Operating Activities
Net income	$32,100	50,899	51,588
Less: Discontinued operations	—	(191)	18,649
Income from continuing operations	32,100	51,090	32,939
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Cumulative adjustment to adopt FIN 48	—	(84)	—
Depreciation, amortization and accretion	25,113	24,565	28,652
Net realized losses (gains) on investments	13,552	565	(80)
Net loss (earnings) on equity investment	8	24	(792)
Bad debt expense	91	241	288
Deferred policy acquisition costs, net of related amortization	(17,857)	(16,645)	(21,249)
Deferred income tax (benefit) expense	(764)	979	(5,475)
Excess tax benefits from share-based compensation	(2,351)	(430)	(2,914)
Share-based compensation	3,022	2,662	2,224
Other Changes in Assets and Liabilities
Premiums receivable, net	4,223	18,764	10,333
Accrued investment income	621	530	(156)
Reinsurance recoverable on paid losses	1,393	13,639	(2,511)
Due from reinsurers on unpaid losses and advance premiums	8,484	14,533	144,979
Ceded unearned premiums	(318)	1,844	2,454
Other assets and liabilities	(4,707)	(1,130)	9,083
Losses and loss adjustment expenses	(29,239)	(57,868)	(20,511)
Unearned premiums	(10,229)	(72,801)	(6,995)
Reinsurance payable	(605)	(9,449)	(93,860)
Paid in advance and unprocessed premiums	(1,483)	(2,438)	(1,049)
Net cash provided by (used in) operating activities	21,054	(31,409)	75,360

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	132,251	105,561	44,419
Sales of other invested assets	6	—	86
Maturities of fixed income securities, available-for-sale	47,900	24,465	49,476
Maturities of short-term investments	1,475	29,543	47,096
Disposition of subsidiary, net of cash paid	—	—	34,350
Purchases of
Fixed income securities, available-for-sale	(152,556)	(126,656)	(171,858)
Equity securities, available-for-sale	(2,025)	(15,503)	—
Short-term investments	—	(1,480)	(30,095)
Other invested assets	(501)	(34)	(623)
Property and equipment	(231)	(4,284)	(114)
Net cash provided by (used in) investing activities	$26,319	11,612	(27,263)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K: F-6

Index to Consolidated Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows (continued)

(in thousands)	For the year ended December 31,
	2008	2007	2006
Financing Activities
Issuance of common stock	$6,645	1,836	5,735
Repurchase of common stock	(68,118)	(50,737)	(24,607)
Excess tax benefits from share-based compensation	2,351	430	2,914
Net cash used in financing activities	(59,122)	(48,471)	(15,958)

Discontinued Operations
Net cash (used in) provided by operating activities	—	(191)	4,639
Net cash (used in) investing activities	—	—	(785)
Net cash provided by financing activities	—	—	—
Net cash (used in) provided by discontinued operations	—	(191)	3,854

Net (decrease) increase in cash and cash equivalents	(11,749)	(68,459)	35,993
Cash and cash equivalents at beginning of period (including discontinued operations)	70,229	138,688	102,695
Cash and cash equivalents at end of period (including discontinued operations)	58,480	70,229	138,688
Less cash and cash equivalents of discontinued operations at end of period	—	—	—
Cash and cash equivalents at end of period (excluding discontinued operations)	$58,480	70,229	138,688

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,586	4,409	4,195
Federal income taxes paid	$15,616	22,074	14,309

Supplemental disclosure of non cash investing and financing activities:
Investing activities
Transfer of investments pursuant to assumed reinsurance commutation	$—	46,077	—

Financing activities
Issuance of restricted stock	$1,945	1,212	886
Share-based compensation	$3,022	2,662	2,224

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K: F-7

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

1.	Organization and Nature of Operations

FPIC Insurance Group, Inc. was formed in a reorganization of First Professionals Insurance Company, Inc., formerly named Florida Physicians Insurance Company, Inc. (“First Professionals”), in 1996.  Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor.  Our former third party administration (“TPA”) operations, which provided administrative and claims management services to employers, primarily in Florida, were discontinued in 2005 in connection with the sale of these operations to a private investor.  For additional information on our discontinued operations, see Note 18, Discontinued Operations.

Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.

We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as an insurance carrier that bears underwriting risks.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida and based on 2007 premiums reported by SNL Financial LC, Florida is the fourth largest market for MPL insurance in the United States in terms of direct premiums written and we are the fourteenth largest provider nationally on that basis.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

We actively conduct our business through the following subsidiaries:

● Anesthesiologists Professional Assurance Company (“APAC”), a wholly-owned subsidiary of FPIC
● FPIC Insurance Agency, Inc., a wholly-owned subsidiary of FPIC
● First Professionals, a wholly-owned subsidiary of FPIC
● The Tenere Group, Inc. (“Tenere”), a wholly-owned subsidiary of First Professionals
● Intermed Insurance Company (“Intermed”), a wholly-owned subsidiary of Tenere
● Interlex Insurance Company, a wholly-owned subsidiary of Intermed

As a holding company, we possess assets that consist primarily of the stock of our subsidiaries, and other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include dividends and management fees from our insurance subsidiaries, which are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services.

2.	Significant Accounting Policies

Basis of Presentation − Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These financial statements include the accounts of FPIC and our wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates − In preparing our consolidated financial statements, we are required to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from such estimates.

Form 10-K: F-8

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Revenue Recognition – Premiums, which are our main source of revenue, are generally recognized pro-rata over the respective period of each policy.  Premium receivables are recorded net of an estimated allowance for uncollectible amounts.  Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy.  In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and policy acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write-down of deferred policy acquisition costs and corresponding charge to income.  In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

Losses and LAE − Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.  MPL insurance is our primary line of business and accounted for nearly 100 percent of our total consolidated liability for losses and LAE for both 2008 and 2007.  Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured events as of the end of the period.  The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not reported (“IBNR”).  Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be resolved.  This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our claims-made policy coverage.

We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  The actuarial techniques we use that are material to our evaluation of loss and LAE reserves include the following:

•	Loss Development Methods (Incurred and Paid Development);
•	Berquist-Sherman Case Reserve Adjustment Method;
•	Frequency/Severity Methods;
•	Allocated Loss Adjustment Expense Development Methods (Incurred and Paid Development);
•	Bornhuetter-Ferguson Expected Loss Projection Methods; and
•	Backward Recursive Method.

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

Form 10-K: F-9

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations (“ECO”) or risks in excess of policy limits (“XPL”) in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration.  Within the Florida market for MPL insurance, the magnitude of ECO/XPL payments has increased in recent years and is expected to continue to be a significant source of uncertainty in establishing reserves.  An award for an ECO/XPL claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations and cash flows.

Using internal actuarial staff, we analyze and develop projections of ultimate losses that are evaluated and considered in establishing our carried reserves.  In performing our review, we separate reserves by line of business, coverage type, layer of coverage, geography and accident year.  By doing so, we are able to evaluate the unique patterns of development and trends for each line of business.  We then select a point estimate for each line of business with due regard for the age, characteristics and volatility of the portion of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type.  This series of selected point estimates, along with other relevant quantitative and qualitative information, is then evaluated by management to produce our best estimate of our total liability for losses and LAE.

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm to corroborate the adequacy of our carried reserves.  Our best estimate may differ from the selected reserve estimate of our independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below.  While our best estimate may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate.  The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves.  A typical range of reasonable values for MPL business is considered to be as wide as 15 percent.  Therefore, in addition to the performance of the business itself, our financial condition, results of operations and cash flows are sensitive to our reserve estimates and judgments.  Our range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2008 was $364.4 million to $433.4 million with management’s best estimate of loss and LAE reserves at $420.0 million.   The reserve opinions of our independent actuary for the years ended December 31, 2008 and 2007 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.  The primary factors affecting our estimates of how much we will pay and therefore our reserve for insurance claims, defense and other related costs are:

•	Frequency and severity trends (the numbers of claims and how much we expect to ultimately pay for such claims);
•	The timing or pattern of future payments;
•	The amount of defense costs we will pay for each claim or group of claims;
•	Frequency of claims closed with indemnity payments (the percentage of claims received that ultimately result in a loss payment versus those that are resolved and closed without a loss payment); and
•	Inflationary trends that are expected to bear on future loss and LAE payments.

Form 10-K: F-10

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

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

Reserve for Extended Reporting Endorsements − A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit.  Coverage is provided to the physician for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability or retirement.  The loss exposure associated with this product is known as extended reporting endorsement claims.  The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage.  The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age.  These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums.  Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE.  Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is appropriate.  At December 31, 2008 and 2007, our carried DD&R reserves were $21.1 million and $23.6 million, respectively, which include a discount related to the present value calculation of approximately $9.1 million and $10.8 million, respectively.  A one percentage point change in our discount rate of 5 percent related to our DD&R reserves as of December 31, 2008, would result in an approximate addition or reduction in our reserve of approximately $2.4 million.  Effective January 1, 2007, we commuted our assumed DD&R reserves, which were $54.5 million.

For additional information on the PRI commutation, see Note 7, Reinsurance.

Investments − Investments in fixed income securities are classified as available-for-sale and reported at their estimated fair values in our consolidated statements of financial position, with any change in fair values during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income.  Equity securities are classified as available-for-sale securities and reported at fair value and accounted for $10.9 million and $14.9 million of our total investments as of December 31, 2008 and 2007, respectively. Other invested assets include an investment in a non-public entity and investments held as part of a deferred compensation plan, which are both reported at their estimated fair values, and real estate investments, which consist of a building, a condominium unit and developed land.  The real estate investments are carried at cost less accumulated depreciation.  Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method.  The estimated useful life of our building is 39 years.  Rental income and expenses are included in net investment income.

Income on investments includes the amortization of premium and accretion of discount for debt securities acquired at other than par value.  Realized investment gains and losses are determined on the basis of specific identification.

Form 10-K: F-11

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

In accordance with Financial Accounting Standard ("FAS") 115-1, investments in an unrealized loss position are reviewed at the individual security level to determine whether the impairment is other-than-temporary.  For debt securities, impairment is considered to be other-than-temporary if we do not have the ability and intent to hold the security until recovery or if we do not believe the value of the security will recover.  Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position.  If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.  We evaluate our investment portfolio on an ongoing basis to identify securities that may be other-than-temporarily impaired.  Our analysis takes into account relevant factors, both quantitative and qualitative in nature.  Among the factors we consider are the following:

•	The length of time and the extent to which fair value has been less than cost;
•
Issuer-specific considerations, including an issuer’s short-term prospects and financial condition, recent events that may have an adverse impact on its results, and an event of missed or late payment or default;

•	The occurrence of a significant economic event that may affect the industry in which an issuer participates; and
•	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value.

Securities deemed to be in a held to recovery position may be sold without tainting our investment portfolio for reasons such as significant changes in asset-liability management, changes in the securities fundamentals (change in credit quality) or changes in asset allocation strategy.  However, if we do not expect a security’s decline in fair value to be fully recovered prior to the expected time of sale, we would record an other-than-temporary impairment in the period in which the decision to sell is made.

The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities resulting in other-than-temporary impairments to such securities.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition, operating results or cash flows.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings. Our fixed income investment portfolio has an average Moody’s credit quality rating of Aa2 (High quality).

See Note 8, Investments for additional disclosures concerning investments.

Reinsurance − Net premiums written, net premiums earned, losses and LAE, and underwriting expenses are reported in our consolidated statements of income net of the amounts for reinsurance ceded to other companies.  Amounts recoverable from reinsurers including those related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets in our consolidated statements of financial position.  Reinsurance recoverables related to unpaid losses and LAE are estimated in a manner consistent with the terms of each respective reinsurance agreement.  Reinsurance assumed from other companies including assumed premiums written and earned, losses and LAE and underwriting expenses, principally ceding commissions, are accounted for in the same manner as directly written insurance business.

Form 10-K: F-12

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

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

Goodwill and Other Intangible Assets – In accordance with FAS 142, Goodwill and Other Intangible Assets, we make an annual assessment by reporting unit to determine whether the value of our goodwill is impaired.  We completed such assessments in 2008, 2007 and 2006 and concluded that the value of our goodwill was not impaired.  We use both a market-based valuation analysis and a discounted cash flow analysis to estimate the fair value of each reporting unit.  Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value.  During 2006, we sold our insurance management operations, which included $8.0 million in goodwill, to a private investor.

Income Taxes − In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine if it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once we determine that a position meets the “more-likely-than-not” recognition threshold, the position is then measured to determine the amount of benefit to recognize in the financial statements.  The provisions of FIN 48 were effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle of $0.08 million recorded as an adjustment to opening retained earnings.  Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.  During 2008 and 2007, we recognized $0.02 million and $0.08 million, respectively, in interest.  We had approximately $0.06 million and $0.1 million accrued for the payment of interest as of December 31, 2008 and 2007, respectively.

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

We provide for income taxes in accordance with the provisions of FAS 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are estimated and recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

Form 10-K: F-13

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized.  Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations.  During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired and equity investments that were in loss positions.  The valuation allowance was established based on an assessment of the likelihood of recoverability as of December 31, 2008 and was recorded against deferred tax expense.  Future unrealized gains, if any, could result in a reduction in the valuation allowance.  No valuation allowance was recorded during 2007.

For additional information concerning our income taxes, see Note 10, Income Taxes.

Share-Based Payments – We account for our share-based payments in accordance with FAS 123(R), Share-Based Payment.  FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).  FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  Total cash flow remains unchanged from what would have been reported under prior accounting rules.  In determining the pool of windfall tax benefits for purposes of calculating assumed proceeds under the treasury stock method, we exclude the impact of pro forma deferred tax assets.  We use the short-cut method in determining our pool of windfall tax benefits upon adoption of FAS 123(R).

We recognize share-based compensation expense under FAS 123(R) ratably using the straight-line attribution method over the expected vesting period.  In addition, pursuant to FAS 123(R), we are required to estimate the amount of expected forfeitures when calculating share-based compensation costs.  It is our policy to issue shares when options are exercised.  We may repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans.

See Note 11, Share-Based Compensation Plans, for additional information.

Pension Benefits − In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  In accordance with FAS 158, we recognized a liability for the under-funded status of our defined benefit plans for the difference between the plans’ projected benefit obligation and the fair value of plan assets.  We also recorded all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income.  Such amounts are reclassified into earnings as components of net periodic benefit cost pursuant to the current recognition and amortization provisions of FAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions.

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

Form 10-K: F-14

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)
As of January 1, 2008	Before Application of FAS 158 Measurement Date Provisions	Adjustments to Adopt FAS 158 Measurement Date Provisions	After Application of FAS 158 Measurement Date Provisions
Retained earnings	$295,586	(89)	295,497
Accumulated other comprehensive loss	(884)	(58)	(942)
Total shareholders' equity	$294,702	(147)	294,555

For additional disclosures on our pension plans, see Note 14, Employee Benefit Plans.

Derivative Financial Instruments − We account for our derivatives in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities as amended by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  We use derivative financial instruments as cash flow hedges to manage market risks related to the effects of changes in interest rates on our floating rate long-term debt.  These contracts are carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive income.  The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the hedged item.  The related amount payable to or receivable from the counterparties is included as adjustments to accrued interest.

See Note 13, Derivative Financial Instruments, for additional information on our derivatives.

Deferred Policy Acquisition Costs − Deferred policy acquisition costs consist primarily of commissions and premium taxes, which vary with and are directly related to the production of new and renewal insurance business.  Such acquisition costs are deferred and amortized over the period in which the related premium is earned and reviewed to determine if they are recoverable from future income, including investment income.  If such costs are estimated to be unrecoverable, they are expensed.

Cash and Cash Equivalents − Cash and cash equivalents include all demand deposits, overnight investments and other liquid instruments with an original maturity of three months or less when acquired.

Earnings Per Common Share − Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per common share are calculated using the weighted-average combination of dilutive common share equivalents and common shares outstanding during the period.

New Accounting Pronouncements −

Effective January 1, 2008, we adopted the measurement provisions for financial assets and liabilities of FAS 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP.  In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  In October 2008, the FASB released FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of such financial assets.  The adoption of FAS 157 did not have an impact on our consolidated financial statements.

For additional disclosures, see Note 3, Fair Value Measurements.

Form 10-K: F-15

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Effective January 1, 2008, we adopted the measurement date provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, by electing the "two measurement approach" for current year-end measurement calculations.  For additional information, see the discussion of Pension Benefits above.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

Form 10-K: F-16

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

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

In December 2008, the FASB issued FSP 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  The FSP amends FAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP also includes a technical amendment to Statement 132(R) that requires a non-public entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The FSP is effective for fiscal years ending after December 15, 2009.  The adoption of FSP 132R-1 is not expected to have a material impact on our consolidated financial statements.

3.	Fair Value Measurements

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

The fair value hierarchy under FAS 157 prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.

•	Level 1 includes unadjusted quoted prices for identical assets or liabilities in active markets.
•
Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly.  Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves.

•	Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Reclassifications impacting Level 3 financial instruments are reported as transfers in (out) of the Level 3 category as of the beginning of the period in which the transfer occurs.  Therefore, gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

The following is a description of the valuation measurements used for our financial instruments carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Form 10-K: F-17

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Fixed income securities, available for sale

•
Our fixed income securities trade in less active markets and fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  These fixed income securities are classified within Level 2.

•	Fixed income securities for which pricing is based solely on broker / dealer quotes with inputs less observable are classified within Level 3.

Equity securities, available for sale

•	Equity securities that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.
•
Preferred stocks that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.  Preferred stocks that trade in less active markets are classified within Level 2 as fair values are based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads.

Other invested assets

Other invested assets include an investment in a non-public entity and investments held as part of our deferred compensation plan.

•	For our investment in the non-public entity, fair value is classified as Level 3 as it was based on net asset values and financial statements of the non-public entity.
•
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, and included in other invested assets, are classified within the valuation hierarchy on the same basis as the Company’s actively traded equity securities.

Derivative financial instruments

•
Our derivative instruments, principally interest rate swaps, are valued using models that primarily use market observable inputs and are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.  Pricing inputs include bid-ask spreads and current market prices for an underlying instrument.

Form 10-K: F-18

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following table presents disclosures about fair value measurements at December 31, 2008 for assets measured at fair value on a recurring basis.

(in thousands)		Fair Value Measurements at
		December 31, 2008 using:
Description	As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income securities, available-for-sale	$637,154	—	637,154	—
Equity securities, available-for-sale	10,934	10,551	383	—
Other invested assets	935	851	—	84
Total	$649,023	11,402	637,537	84

Liabilities
Other liabilities (derivative financial instruments)	$607	—	607	—
Total	$607	—	607	—

The following table presents disclosures about fair value measurements at December 31, 2008 using significant unobservable inputs (Level 3).

(in thousands)	Fixed Income Securities, available-for- sale	Other Invested Assets
Beginning balance, January 1, 2008	$3,359	553
Total gains or losses (realized / unrealized)
Included in earnings	—	(442)
Included in other comprehensive income	—	(34)
Purchases, issuances and settlements	—	7
Transfers in and / or out of Level 3	(3,359)	—
Ending balance, December 31, 2008	$—	84

The amount of total gains or losses for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$—	(350)

Form 10-K: F-19

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Realized gains and losses included in earnings and unrealized gains and losses included in other comprehensive income for the period are reported as follows:

(in thousands)	Fixed Income Securities, available-for- sale	Other Invested Assets
Total gains or losses included in earnings for the year ended December 31, 2008 (above)	$—	(442)

Change in unrealized gains or losses related to assets still held at December 31, 2008	$—	(39)

4.	Fair Value of Financial Instruments

FAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option as not elected.  The fair values of such instruments have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates.  Different assumptions could significantly affect these estimated fair values.  Accordingly, the net realizable values could be materially different from the estimates presented below.  In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of FPIC as a whole. The provisions of FAS 107 do not require the disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets.

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents – Carrying value approximates the fair value due to the short maturity of these instruments.
•
Other invested assets –  Other invested assets include an investment in a non-public entity and investments held as part of a deferred compensation plan, which are both reported at their estimated fair values, and real estate investments, which consist of a building, a condominium unit and developed land.  See the discussion in Note 3, Fair Value Measurements, for the determination of fair value on our investment in the non-public entity and investments held in our deferred compensation plan.  Our real estate investments are carried at cost less accumulated depreciation.  The fair value of our real estate investments was calculated based on analysis of current market values for comparative real estate.

•	Long-term debt – Carrying value approximates fair value and represents the exit price FPIC would be required to pay in transferring the liability to a third party.

Form 10-K: F-20

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The carrying value and fair value of financial instruments at December 31, 2008 and 2007 are presented in the table below.

(in thousands)	As of December 31, 2008		As of December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Other invested assets	$6,097	7,778	6,518	9,485
Cash and cash equivalents	58,480	58,480	70,229	70,229
Total financial assets	$64,577	66,258	76,747	79,714

Financial liabilities:
Long-term debt	$46,083	46,083	46,083	46,083
Total financial liabilities	$46,083	46,083	46,083	46,083

5.	Earnings per Common Share

The table below presents data with respect to our basic and diluted earnings per common share.

(in thousands, except earnings per common share)	For the year ended December 31,
	2008	2007	2006
Net Income:
Income from continuing operations	$32,100	51,090	32,939
Discontinued operations	—	(191)	18,649
Net income	$32,100	50,899	51,588

Basic Earnings per Common Share:
Income from continuing operations	$3.83	5.42	3.20
Discontinued operations	—	(0.02)	1.82
Net income	$3.83	5.40	5.02

Diluted Earnings per Common Share:
Income from continuing operations	$3.72	5.23	3.09
Discontinued operations	—	(0.02)	1.74
Net income	$3.72	5.21	4.83

Basic weighted-average shares outstanding	8,374	9,418	10,284
Common stock equivalents (1)	263	350	387
Diluted weighted-average shares outstanding	8,637	9,768	10,671

(1)
Outstanding stock options totaling 86,369, 99,586 and 97,919 options for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for the grants of such stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

Form 10-K: F-21

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

6.	Liability for Losses and LAE

The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)	For the year ended December 31,
	2008	2007	2006
Gross balance, January 1	$585,087	642,955	663,466
Less reinsurance recoverables	144,335	158,868	303,847
Net balance, January 1	440,752	484,087	359,619

Incurred Related To:
Current year	116,721	133,834	156,711
Prior years	(17,000)	(16,000)	(5,063)
Commutation of assumed reinsurance (1)	—	(13,982)	—
Total incurred	99,721	103,852	151,648

Paid Related To:
Current Year	(10,922)	(9,884)	(10,166)
Prior Years	(109,554)	(108,149)	(103,430)
Total paid excluding commmutations	(120,476)	(118,033)	(113,596)
Commutations (1), (2), (3)	—	(29,154)	86,416
Total paid	(120,476)	(147,187)	(27,180)

Net balance, December 31	419,997	440,752	484,087
Plus reinsurance recoverables	135,851	144,335	158,868
Gross balance, December 31	$555,848	585,087	642,955

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

Form 10-K: F-22

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Losses and LAE related to the current year decreased approximately 13 percent and 15 percent in 2008 and 2007, respectively.  As noted in our discussion of results of operations below, our net premiums earned declined 13 percent in 2008 and 12 percent in 2007.  Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year (excluding prior year development) was 67.5 percent, 67.3 percent and 69.0 percent for the years ended December 31, 2008, 2007 and 2006, respectively.  Our current year loss ratio has declined in recent years as a result of favorable claims trends, including the level of newly reported claims and incidents.

Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years.  Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made.  As noted in the table above, during 2008 our loss and LAE reserve estimates for prior years decreased $17.0 million compared to $16.0 million in 2007, excluding the impact of the PRI commutation.  The favorable prior year loss development reflects a decline in expected ultimate losses for years prior to 2008, primarily the 2004 through 2007 accident years, as a result of improved claim results compared to earlier estimates, including lower incident to claim development, a lower number of claims closed with indemnity payment and stable severity.

While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

7.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE is presented in the table below.

(in thousands)	For the year ended December 31,
	2008		2007			2006
	Written	Earned	Written		Earned	Written	Earned
Direct and assumed	$185,830	196,059	151,575	(1)	224,376	251,424	258,420
Ceded	(23,548)	(23,229)	(23,632)		(25,477)	(29,001)	(31,455)
Net	$162,282	172,830	127,943	(1)	198,899	222,423	226,965

(in thousands)	For the year ended December 31,
	2008	2007	2006
Losses and LAE	$123,319	121,721	171,739
Reinsurance recoveries	(23,598)	(17,869)	(20,091)
Net losses and LAE	$99,721	103,852	151,648

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with PRI.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to premiums written.

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk.  Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions in part on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  At December 31, 2008 our recoverable from reinsurers, net of amounts due, was approximately $147.3 million.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of the reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

Form 10-K: F-23

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The table below displays certain aspects of the coverage provided by our excess of loss reinsurance program:

Treaty Year(s)
	2006	2007 through 2009
Coverage A	Losses * of $2.5 million in excess of $0.5 million	Losses * of $4.5 million in excess of $0.5 million
Coverage B (applies to policies with limits in excess of $1.0 million)	Losses * of $4.0 million in excess of $1.0 million	Losses * of $4.0 million in excess of $1.0 million
Loss Corridor	None	None
*Losses include 90 percent of extra-contractual obligations and losses in excess of policy limits

The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more.

Reinsurer	A.M. Best Rating as of December 31, 2008		Net Amount Recoverable as of December 31, 2008 (in thousands)	Net Amount Recoverable as of December 31, 2007 (in thousands)
Hannover Rueckversicherungs	A		$29,350	33,926
Physicians' Reciprocal Insurers	Not Rated *		33,271	27,832
Lloyd's Syndicates	A		16,639	21,167
Transatlantic Reinsurance Company	A		18,532	20,961
Partner Reinsurance Company of the U.S.	A	+	10,866	12,907
Berkley Insurance Company	A	+	11,143	8,768
ACE Tempest Re	A	+	4,980	5,428
Other reinsurers	*		22,554	25,300
Total			$147,335	156,289

*	We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized by applicable state insurance departments.

PRI Commutation − During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized an after-tax gain of $9.7 million as a result of the commutation.

Hannover Re Net Account Quota Share Reinsurance − We terminated future cessions under the Hannover Re net account quota share reinsurance agreement effective June 30, 2004.  Effective December 31, 2006, First Professionals commuted the agreement with Hannover Re.  Under the terms of the agreement, First Professionals assumed loss and LAE reserves previously ceded of approximately $84.0 million and in exchange Hannover Re released to First Professionals the funds withheld under the agreement of $84.0 million.  No gain or loss was recognized on the transaction.

Form 10-K: F-24

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

8.	Investments

The amortized cost and estimated fair value of fixed income securities, equity securities and short-term investments were as follows:

(in thousands)	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States, municipalities and political subdivisions	$289,411	4,794	977	293,228
Corporate securities	168,194	1,997	7,766	162,425
Mortgage-backed and asset-backed securities	161,704	1,518	15,524	147,698
U.S. Government agencies and authorities	30,568	3,287	52	33,803
Equity securities, available-for-sale	10,764	170	—	10,934
Total fixed income securities, available-for-sale, and equity securities, available-for-sale	$660,641	11,766	24,319	648,088

(in thousands)	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States, municipalities and political subdivisions	$342,762	1,923	738	343,947
Corporate securities	166,159	1,591	2,793	164,957
Mortgage-backed and asset-backed securities	148,347	1,037	1,260	148,124
U.S. Government agencies and authorities	33,096	608	81	33,623
Equity securities, available-for-sale	15,503	7	598	14,912
Total fixed income securities, available-for-sale, equity securities, available-for-sale, and short-term investments	$705,867	5,166	5,470	705,563

Form 10-K: F-25

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following tables summarize, for all fixed income securities, available-for-sale, equity securities and short-term investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of December 31, 2008
	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States, municipalities and political subdivisions	$42,349	977	41,995	967	354	10
Corporate securities	90,161	7,766	67,103	4,929	23,058	2,837
Mortgage-backed and asset-backed securities	79,153	15,524	59,461	9,652	19,692	5,872
U.S. Government agencies and authorities	3,312	52	2,201	52	1,111	—
Total fixed income securities, available-for-sale, equity securities, available-for-sale, and short-term investments	$214,975	24,319	170,760	15,600	44,215	8,719

(in thousands)	As of December 31, 2007
	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States, municipalities and political subdivisions	$122,663	738	6,831	11	115,832	727
Corporate securities	82,854	2,793	26,513	980	56,341	1,813
Mortgage-backed and asset-backed securities	71,419	1,260	15,082	183	56,337	1,077
U.S. Government agencies and authorities	15,902	81	10,569	38	5,333	43
Equity securities, available-for-sale	14,831	598	14,831	598	—	—
Total fixed income securities, available-for-sale, equity securities, available-for-sale, and short-term investments	$307,669	5,470	73,826	1,810	233,843	3,660

We evaluate our investment portfolio on an ongoing basis to identify securities that may be other-than-temporarily impaired.  Our analysis takes into account relevant factors, both quantitative and qualitative in nature.  Note 2, Significant Accounting Policies, above, discusses the factors we consider in determining whether an investment is other-than-temporarily impaired.  We have the intent and ability to hold all fixed-income securities that are not considered other-than-temporarily impaired, which may be until their respective maturity dates.  At December 31, 2008 and 2007 our investment portfolios were in unrealized loss positions primarily as a result of the fluctuation in interest rates, the significant volatility in the financial markets during the last year, and credit related concerns of certain securities. Given the recent market turmoil, we have seen an increase in the dollar amount of securities in an unrealized loss position.  Any credit issues have been considered through our other-than-temporary-impairment evaluation.

During 2008 and 2007, we recorded pre-tax charges of $13.5 million and $1.1 million, respectively, for investments that were other-than-temporarily impaired.  These charges reduced the cost basis of those securities and reclassified the unrealized loss from accumulated other comprehensive (loss) income to net realized investment losses.  The other-than-temporary impairment charges of $13.5 million recorded in 2008 primarily related to investments in fixed income ($6.3 million) and equity securities ($6.8 million), which were in significant loss positions.  Approximately $0.8 million of the other-than-temporary impairment in 2007 related to an investment in a limited partnership, with the remaining $0.3 million relating to certain fixed income securities.  No other-than-temporary impairments were recorded during 2006.

Form 10-K: F-26

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Realized investment gains (losses) are summarized below:

(in thousands)	For the year ended December 31,
	2008	2007	2006
Fixed income securities, available-for-sale, and short-term investments:
Gross realized gains	$2,298	877	393
Gross realized losses	(2,147)	(430)	(372)
Other-than-temporary impairments	(6,302)	(279)	—

Equity securities and other invested assets:
Gross realized gains	132	58	59
Gross realized losses	(327)	—	—
Other-than-temporary impairments	(7,206)	(791)	—
Net realized investment gains (losses)	$(13,552)	(565)	80

Net investment income is summarized below:

(in thousands)	For the year ended December 31,
	2008	2007	2006
Fixed income securities, available-for-sale and short-term investments	$30,249	28,103	25,824
Equity securities, available-for-sale	576	322	—
Other invested assets	638	602	1,641
Cash and cash equivalents	1,165	4,666	6,851
Total investment income	32,628	33,693	34,316
Less: Investment expense	(2,333)	(2,384)	(2,074)
Net investment income	$30,295	31,309	32,242

The amortized cost and estimated fair value of fixed income securities, available-for-sale, and short-term investments by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of December 31, 2008
	Amortized Cost	Fair Value
Due in one year or less	$58,402	58,344
Due after one year through five years	269,000	270,063
Due after five years through ten years	108,490	108,094
Due after ten years	52,281	52,955
	488,173	489,456
Mortgage-backed and asset-backed securities	161,704	147,698
Total fixed income securities, available-for-sale	$649,877	637,154

Form 10-K: F-27

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2008 and 2007, investments in securities and cash with an amortized cost of $16.3 million and $16.1 million, respectively and a fair value of $17.0 million and $16.3 million, respectively, were on deposit with the insurance departments in various states as required by law.

As of December 31, 2008 and 2007, investment securities and cash with an amortized cost of $0.3 million and $6.9 million, respectively, and a fair value of $0.3 million and $6.8 million, respectively, were held in trust accounts as collateral for reinsurance assumed as required by law in certain states in which we assume insurance business.

9.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), along with their allocated tax effects, are presented in the tables below.

(in thousands)	For the year ended December 31, 2008
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during period	$(3,279)	1,265	(2,014)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	(3,279)	1,265	(2,014)

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(25,836)	9,922	(15,914)
Less: reclassification adjustment for gains (losses) realized in net income	(13,552)	5,203	(8,349)
Net unrealized gains (losses) on investments	(12,284)	4,719	(7,565)

Pension plan obligations:
Unrealized holding gains (losses) arising during period	(3,041)	1,173	(1,868)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	(3,041)	1,173	(1,868)

Other comprehensive income (loss)	$(18,604)	7,157	(11,447)

Form 10-K: F-28

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)	For the year ended December 31, 2007
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during period	$343	(132)	211
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	343	(132)	211

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	6,294	(2,365)	3,929
Less: reclassification adjustment for gains (losses) realized in net income	(565)	218	(347)
Net unrealized gains (losses) on investments	6,859	(2,583)	4,276

Pension plan obligations:
Unrealized holding gains (losses) arising during period	986	(380)	606
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	986	(380)	606

Other comprehensive income (loss)	$8,188	(3,095)	5,093

(in thousands)	For the year ended December 31, 2006
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during period	$17	(7)	10
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	17	(7)	10

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(876)	338	(538)
Less: reclassification adjustment for gains (losses) realized in net income	80	(31)	49
Net unrealized gains (losses) on investments	(956)	369	(587)

Other comprehensive income (loss)	$(939)	362	(577)

Form 10-K: F-29

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Changes, net of tax, in accumulated other comprehensive income (loss) are presented in the table below:

(in thousands)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Pension Plan Obligations	Subtotal	Cumulative Adjustment to Initially Apply FAS 158, Net of tax	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2005	$(386)	(3,845)	—		—	(4,231)
Period Change	10	(587)	—	(577)	(1,169)	(1,746)
Balance, December 31, 2006	(376)	(4,432)	—		(1,169)	(5,977)
Period Change	211	4,276	606	5,093	—	5,093
Balance, December 31, 2007	(165)	(156)	606		(1,169)	(884)
Period Change	(2,014)	(7,565)	(1,868)	(11,447)	(58)	(11,505)
Balance, December 31, 2008	$(2,179)	(7,721)	(1,262)		(1,227)	(12,389)

10.	Income Taxes

Our provision for income taxes consisted of the following:

(in thousands)	For the year ended December 31,
	2008	2007	2006
Current expense:
Federal	$14,207	21,241	17,206
State	2,510	3,447	2,451
Total	16,717	24,688	19,657

Deferred (benefit) expense:
Federal	(487)	956	(5,170)
State	(277)	24	(305)
Total	(764)	980	(5,475)
Total income tax expense	$15,953	25,668	14,182

The tax benefit related to employee stock options, which is treated differently for book and tax purposes, has been recorded directly to shareholders’ equity as a component of additional paid-in capital.  The tax benefit for the years ended December 31, 2008, 2007 and 2006 was $2.2 million, $0.7 million and $2.8 million, respectively.

The provision for income taxes differs from the statutory corporate tax rate of 35 percent as follows:

(in thousands)	For the year ended December 31,
	2008	2007	2006
Computed "expected" tax expense at 35%	$16,819	26,865	16,492
Tax-exempt interest	(3,239)	(3,422)	(3,477)
State income taxes, net of federal benefit	1,388	2,256	1,395
Valuation allowance	675	—	—
Other, net	310	(31)	(228)
Actual income tax expense	$15,953	25,668	14,182

Form 10-K: F-30

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The significant components of our net deferred tax assets were as follows:

(in thousands)	As of December 31,
	2008	2007
Gross deferred tax assets arising from:
Loss reserve discounting	$19,818	21,099
Goodwill and intangible assets	84	246
Unearned premiums	6,817	7,625
Net operating loss carry forwards	431	754
Benefit plans	3,635	2,365
Insurance guaranty fund assessment	527	1,557
Unrealized losses on securities	4,925	86
Other-than-temporary impairments	5,344	500
Other	3,319	2,052
Total deferred tax assets	$44,900	36,284

Gross deferred tax liabilities arising from:
Deferred policy acquisition costs	$3,645	3,718
Valuation allowance	675	—
Total deferred tax liabilities	4,320	3,718
Net deferred tax asset	$40,580	32,566

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management’s conclusions as to the ultimate realizability of deferred tax assets.  During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired.  The valuation allowance was recorded against deferred tax expense.  No valuation allowance was recorded during 2007.

We have remaining net operating loss carry forwards of approximately $1.2 million as of December 31, 2008 that may be used to offset taxable income in future years subject to an annual limitation imposed by Internal Revenue Code Section 382.  These net operating loss carry forwards expire in the years 2018 and 2019.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $0.08 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 balance of retained earnings.  Our liability for unrecognized tax benefits as of January 1, 2007 was $0.6 million, 100 percent of which would affect our annual effective tax rate if recognized.  We estimate that our unrecognized tax benefits may decrease within the next 12 months by $0.5 million as a result of the resolution of a matter related to the sale of former subsidiaries.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Form 10-K: F-31

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)

Balance at January 1, 2007	$634
Additions based on tax positions related to the current year	—
Additions based on tax positions of prior years	81
Reductions for tax positions of prior years	(90)
Settlements	—
Balance at December 31, 2007	$625
Additions based on tax positions related to the current year	—
Additions based on tax positions of prior years	17
Reductions for tax positions of prior years	(194)
Settlements	—
Balance at December 31, 2008	$448

11.	Share-Based Compensation Plans

We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).

The Omnibus Plan − Under the Omnibus Plan, we may issue stock options (both non-qualified stock options and incentive stock options), contingent stock (including performance-based awards), restricted stock and stock appreciation rights upon approval by the Compensation Committee of our Board of Directors.  Awards made under the Omnibus Plan in 2007 and prior years have consisted only of stock options and restricted stock.  The exercise price of a stock option may generally not be less than 100 percent of the fair market value of the underlying shares on the date of grant.  During 2008 we made grants of contingent stock with performance-based measures and restricted stock.  The contingent stock has a performance period of January 1, 2008 through December 31, 2009.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.  The restricted stock grants are time based and vest in equal amounts over a three-year period, subject to forfeiture restrictions.  Restricted stock becomes unrestricted as the awards vest.  Time-vested awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards.  Performance-based awards vest upon meeting the related performance objective.  Under the plan, individuals who receive a restricted stock award are permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability.  Awards are generally made annually.

The Director Plan − Under the Director Plan, we may issue non-qualified stock options, contingent stock, restricted stock and stock appreciation rights upon approval by the Board of Directors.  Stock option grants made under the Director Plan are at a price not less than 100 percent of the fair market value of the underlying stock on the grant date.  Shares of restricted stock become unrestricted as the awards vest.

Form 10-K: F-32

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

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

The ESPP − We offer the ESPP to eligible employees, including executive officers.  Under the terms of the ESPP, employees are allowed to purchase FPIC’s common stock at 85 percent of the market value as of the first or last day of the offering period, whichever is lower.  FPIC common stock issued in connection with the ESPP for the plan year ended December 31, 2008 totaled 3,915 shares.

The following table presents the number of shares authorized for future awards in connection with our share-based compensation plans.

	As of December 31,
	2008	2007
The Omnibus Plan	584,100	611,564
The Director Plan	263,801	272,801
The ESPP	74,192	78,107
Shares authorized for future awards	922,093	962,472

We use historical data and projections to estimate expected employee behaviors related to stock award exercises and forfeitures.  We estimate the fair value of each stock option on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table.  The fair value of restricted stock awards, including performance units, is based on the closing sales price of FPIC common stock on the date of issuance.  Stock valuation models require the input of highly subjective assumptions.  Expected volatility and dividends are based on historical factors related to our common stock.  Expected term represents the estimated weighted-average time between grant and employee exercise.  The risk-free rate is based on U.S. Treasury rates appropriate for the expected term.

Assumptions related to stock option awards:	December 31, 2008	December 31, 2007	December 31, 2006
Expected volatility	*	56.01%	60.00%
Expected dividends	*	—	—
Expected term	*	5.1 years	5.3 years
Risk-free rate	*	4.61%	4.28%

Assumptions related to ESPP awards:	December 31, 2008	December 31, 2007	December 31, 2006
Expected volatility	36.02%	25.84%	29.00%
Expected dividends	—	—	—
Expected term	1.0 year	1.0 year	1.0 year
Risk-free rate	3.04%	4.94%	4.33%

*	No stock options were granted in 2008.

Form 10-K: F-33

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Reported share-based compensation for all plans was classified as follows:

(in thousands)	For the year ended December 31,
	2008	2007	2006
Other underwriting expenses	$3,023	2,662	2,225
Discontinued operations	—	—	6
Total share−based compensation	3,023	2,662	2,231
Income tax benefit	(1,029)	(1,027)	(861)
Net share−based compensation	$1,994	1,635	1,370

The following table presents the status of, and changes in, stock options.

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	857,842	$20.96
Granted	—	$—
Exercised	(331,215)	$19.63
Forfeited	(65)	$14.38
Outstanding, December 31, 2008	526,562	$21.80	4.5	$11,597

Exercisable at December 31, 2008	463,089	$19.47	4.0	$11,279

	For the year ended December 31,
	2008	2007	2006
Weighted-average grant date fair value of stock options granted	$—	20.87	19.93

Total intrinsic value of options exercised (in thousands)	$9,531	1,871	7,674

The following table presents the status of, and changes in, restricted stock, including performance awards.

	Shares	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Non-vested, January 1, 2008	92,413	$36.29
Granted	62,030	$44.81
Vested	(45,664)	$37.07
Forfeited	(2,528)	$40.12
Non-vested, December 31, 2008	106,251	$40.84	1.0	$ 4,652

Form 10-K: F-34

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

During 2008, aggregate awards of 33,372 performance units were granted to employees under the Omnibus Plan.  Generally, performance unit awards are subject to achieving specified levels of adjusted return on average equity during a two-year plan period.  These awards also generally vest at the expiration of the same two-year period.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.

As of December 31, 2008, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans.  That cost is expected to be recognized over a weighted-average period of 0.9 years.  The total fair value of shares vested during the year ended December 31, 2008 was $2.6 million.  Cash received from option and stock exercises under all share-based arrangements during the year ended December 31, 2008 was $6.6 million.  The actual tax benefit realized for tax deductions from stock option exercises and the vesting of restricted stock totaled $2.2 million for the year ended December 31, 2008.

The following table summarizes data for stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
$ 0.00-11.99	108,018	—	$9.40	2.5	108,018	$9.40
$ 12.00-15.99	145,951	—	13.71	3.0	145,951	13.71
$ 16.00-19.99	6,500	—	17.17	1.1	6,500	17.17
$ 20.00-35.99	170,495	9,229	27.29	5.4	170,495	26.86
$ 36.00-60.99	32,125	54,244	39.87	7.6	32,125	40.72
	463,089	63,473	$21.80	4.5	463,089	$19.47

Form 10-K: F-35

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

12.	Long-Term Debt

Our outstanding long-term debt consisted of the following:

Trust-Preferred Subordinated Debentures, uncollateralized and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR (1) plus 3.85% to 4.2%:

			(in thousands)
	Rate as of December 31,		Balance as of December 31,
Due Date	2008	2007	2008	2007
May 15, 2033	6.25%	8.97%	$15,464	15,464
May 23, 2033	6.38%	9.32%	5,155	5,155
October 29, 2033	7.36%	8.86%	15,464	15,464
			$36,083	36,083

Senior Notes, uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.2%:

			(in thousands)
	Rate as of December 31,		Balance as of December 31,
Due Date	2008	2007	2008	2007
May 23, 2033	6.38%	9.32%	$10,000	10,000

Total long-term debt			$46,083	46,083

(1)	London Inter-Bank Offer Rate (“LIBOR”)

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

The floating interest rate charged under the trust-preferred subordinated debentures is adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged within the first five years is 12.5 percent.  We purchased hedging instruments designed to fix the ultimate floating rate interest cost on our indebtedness.  For additional information on our hedging instruments, see Note 13, Derivative Financial Instruments.  The trust-preferred securities contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and are due in May and October 2033.

Form 10-K: F-36

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

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

13.	Derivative Financial Instruments

During May and November 2008, we replaced our expiring interest rate collars and effected new interest rate swaps to hedge the floating interest rate risk on our outstanding indebtedness.  We have designated the interest rate swaps as cash flow hedges.  They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive income or loss).  We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged. The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.  Information concerning our derivative instruments in effect as of December 31, 2008 is presented in the table below.

Notional
Amount	Derivative	Trade	Effective	Maturity	Receive	Pay
(in thousands)	Instrument	Date	Date	Date	Rate (1)	Rate
$ 5,000	Interest Rate Swap	5/23/2008	5/23/2008	5/23/2013	2.20%	3.94%
$ 15,000	Interest Rate Swap	5/23/2008	8/15/2008	8/15/2013	2.15%	4.04%
$ 15,000	Interest Rate Swap	5/23/2008	10/29/2008	10/29/2013	3.51%	4.12%
$ 10,000	Interest Rate Swap	11/18/2008	11/24/2008	11/23/2011	2.20%	2.74%

(1)	Based on three-month London Inter-Bank Offer Rate (“LIBOR”).

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with FASB Interpretation No. 39-1 (FIN 39-1), “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts” and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of December 31, 2008, the combined fair value of our derivative instruments was $0.6 million, net of cash collateral paid to our counterparty of $2.9 million and is included in other liabilities within our consolidated statements of financial position.

Form 10-K: F-37

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

We entered into the interest rate swaps to mitigate our floating rate interest risk on our outstanding indebtedness, due in 2033.  We expect changes in the cash flows of the interest rate swaps to exactly offset the changes in cash flows from interest rate payments attributable to fluctuations in the LIBOR base rate.  Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges.  As a result, we reflected the unrealized loss on these hedges in accumulated other comprehensive income.   We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.  If it is determined that the hedging instruments are no longer highly effective, the change in the fair value of the ineffective portion of the interest rate swaps would be included in net income rather than other comprehensive income.  For the year ended December 31, 2008, the net gain or loss on the ineffective portion of the agreements was not significant.

As of December 31, 2007, we had four interest rate collars.  The initial costs of these hedging instruments of $1.1 million, in aggregate, have been capitalized and were amortized over their respective five-year maturity periods.  The interest rate collars and terms as of December 31, 2007 are presented in the table below with their corresponding effects on the floating rate interest costs associated with the trust-preferred securities and senior notes.

Notional Amount	Maturity	LIBOR	LIBOR	Floor	Cap
(in thousands)	Date	Floor (1)	Cap (1)	Rate	Rate
$ 15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$ 5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$ 15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%

(1)	Based on three-month LIBOR

The interest rate collars were designed to maintain our ultimate floating rate interest costs on our trust-preferred securities and unsecured senior notes within a specified interest range for five years from the closing date of those liabilities.  The interest rate collars place floors and caps on the three-month LIBOR floating interest on notional principal corresponding with the principal amounts of each offering, until their respective maturity dates in 2008.

Under the interest rate collars, when the three-month LIBOR interest rate exceeded the specified cap rate or falls below the specified floor rate, we received or paid, respectively, the related cash flow equal to the difference in the interest rate times the notional principal amount under the respective contracts.  The two portions of each contract working together, therefore, formed a hedge against the effects of a rising three-month LIBOR rate above the cap or a falling three-month LIBOR rate below the floor.  The notional amounts of the contract were not exchanged.  Therefore, the excess of the interest expense on our securities over the cap rate, or the shortfall in interest expense under the floor, were offset by related receipts of excess interest above the caps, or the payment of the interest shortfall below the floor, respectively.  No other cash payments were made.

Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivative, and have designated these swaps as cash flow hedges.  As a result, we reflected the unrealized gain on these hedges in accumulated other comprehensive income or loss.  For the year ended December 31, 2007, the net gain or loss on the ineffective portion of the agreements was not significant.

Form 10-K: F-38

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

14.	Employee Benefit Plans

We provide pension benefits to eligible employees through various defined contribution and defined benefit plans, which we sponsor.

Defined Contribution Plans − We have defined contribution plans that are available to employees upon meeting certain eligibility requirements.  The plans allow employees to contribute to the plan a percentage of their pre-tax annual compensation.  Under the terms of the plans, we will match the employee contributions up to a maximum of 2.5 percent of the employee’s annual compensation.  We may also make annual profit sharing contributions to the plans, depending on annual financial performance.  The contributions to the plans are invested at the election of the employee in one or more investment options provided by a third party plan administrator.  Our contributions to the plans totaled $1.2 million, $1.5 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  We expect to contribute approximately $1.2 million to the defined contribution plan during 2009.

We have a deferred compensation plan, which is offered to key employees selected by the Board of Directors.  Key employee participants may defer into the plan all or a portion of their compensation.  In addition, at the discretion of the Board of Directors, we may match contributions made by key employees and may make discretionary incentive contributions for key employees.  Participants’ account balances generally will be paid, as adjusted for investment gains or losses, following termination of employment.  See the discussion below entitled Defined Benefit Plan Curtailment for additional details on the deferred compensation plan liability as of December 31, 2008.  During the years ended December 31, 2007 and 2005, we did not make any discretionary or matching contributions to the plan.  We made a discretionary contribution of less than $0.1 million to the deferred compensation plan during the year ended December 31, 2006.  We expect to contribute approximately $2.1 million to the deferred compensation plan during 2009.

We have a money purchase plan that is available to the employees of Tenere upon meeting certain eligibility requirements.  Under the terms of the plan, we contribute to the plan to provide benefits to employees based on years of service.  Contributions are made for each year of service until the employee retires.  The contributions are equal to 6.0 percent of the employee’s annual compensation plus 5.7 percent of the employee’s annual compensation in excess of the Social Security taxable wage base.  Our contributions totaled $0.07 million for the years ended December 31, 2008 and 2007 and $0.1 million for the year ended December 31, 2006.  We expect to contribute $0.07 million to this money purchase plan during 2009.

Defined Benefit Plans − We have defined benefit plans that are available to employees upon meeting certain eligibility requirements.  There is a plan available to all employees and during 2008 there was a supplemental executive retirement plan (“SERP”) available only to selected executives and an excess benefit plan (“Excess Plan”) available only to certain employees that are not covered by the SERP.  The SERP and excess benefit plan are not funded.  It is our policy to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as may be determined to be appropriate.  The contributions to these plans totaled $1.9 million for the year ended December 31, 2007.  We did not contribute to these plans during 2008 and 2006.  We expect to contribute approximately $0.3 million to the defined benefit plan during 2009.

    Defined Benefit Plan Curtailment.  In December 2008 the Company froze the accrual of future benefits under its Excess Plan and SERP plan causing a curtailment under FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  In return for the termination of future benefits under the plans, we entered into agreements with certain executives where we will make contributions on their behalf to our deferred compensation plan.  The contribution amounts will be determined as a percentage of the executive’s base salary as defined in the agreements.  A liability to the deferred compensation plan in the amount $2.1 million was recorded as of December 31, 2008.  The liability was subsequently paid during January 2009.  The impact of the curtailment and settlement on the Company’s Excess Plan and SERP Plan is indicated in the tables below.

Form 10-K: F-39

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following tables provide the status of our defined benefit plans.

(in thousands)
	As of December 31,
Change in benefit obligation:	2008	2007
Benefit obligation at beginning of year	$11,496	11,478
FAS 158 measurement date adjustment	253	—
Service cost	1,016	1,069
Interest cost	742	656
Actuarial (gain) loss	1,504	(981)
Benefits paid (1)	(2,103)	(726)
Curtailment and settlements	(1,742)	—
Benefit obligation at end of year	$11,166	11,496

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$6,534	5,098
FAS 158 measurement date adjustment	13	—
Actual return on plan assets	(1,975)	303
Employer contributions	2,076	1,859
Benefits paid (1)	(2,103)	(726)
Fair value of plan assets at end of year	$4,545	6,534

Funded status at end of year	$(6,621)	(4,962)

(1)	Includes $2.1 million in connection with curtailment and settlement of the Excess Plan and SERP.

The accumulated benefit obligation for all defined benefit pension plans was $8.7 million and $7.7 million as of December 31, 2008 and 2007, respectively.  The following table presents information on our defined benefit plans with an accumulated benefit obligation in excess of plan assets.

(in thousands)	As of December 31,
	2008	2007
Projected benefit obligation	$(11,166)	(5,067)
Accumulated benefit obligation	$(8,657)	(3,220)
Fair value of plan assets	$4,545	—

Assumptions used in the accounting for net periodic benefit cost of our defined benefit plans were as follows:

	2008	2007	2006
Discount rates	6.3%	5.7%	5.3%
Rate of increase in compensation levels	5.8%	5.9%	5.9%
Return on assets	6.8%	6.8%	7.0%

Form 10-K: F-40

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Assumptions used in the accounting for the benefit obligation of our defined benefit plans were as follows:

	2008	2007	2006
Discount rates	5.9%	6.3%	5.3%
Rate of increase in compensation levels	6.2%	5.8%	5.9%
Return on assets	6.8%	6.8%	7.0%

The following table provides the actuarially computed components of net periodic pension cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit plans.

(in thousands)
	For the year ended December 31,
Net Periodic Benefit Cost:	2008	2007	2006
Service cost	$1,016	1,069	1,044
Interest cost	742	656	579
Expected return on plan assets	(438)	(403)	(331)
Amortization of prior service cost	47	47	47
Amortization of net transition obligation	7	31	31
Amortization of net loss	330	27	240
Net periodic benefit cost	$1,704	1,427	1,610

(in thousands)	For the year ended December 31,
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2008	2007	2006
Net gain (loss)	$(3,585)	908	1,218
Amortization of prior service cost	47	47	646
Amortization of net transition obligation	7	31	39
Curtailment and settlements	490	—	—
Total recognized in other comprehensive income (loss)	(3,041)	986	1,903
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,337)	2,413	3,513

The following table provides the amounts recognized in accumulated other comprehensive income that has not yet been recognized as components of net periodic benefit cost.

(in thousands)	As of December 31,
	2008	2007
Net loss	$4,037	310
Prior service cost	$19	599
Net transition obligation	$—	8

The estimated net loss for our defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.6 million.

Form 10-K: F-41

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Historical returns of multiple asset classes were analyzed to develop a risk-free rate of return and risk premiums for each asset class.  The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium.  A weighted-average rate was developed based on those overall rates and the target asset allocation of the plans.

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

The following table provides the composition of our defined benefit plan investments:

(in thousands)	As of December 31,
	2008	2007
Debt securities	$1,064	1,054
Equity securities	3,061	4,332
Cash and short-term investments	420	1,148
Total	$4,545	6,534

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

Estimated benefit payments expected to be paid during the next 10 years, based on the assumptions used to measure the benefit obligation as of December 31, 2008 are as follows:

(in thousands)

2009	$34
2010	59
2011	96
2012	273
2013	383
2014-2018	3,388
Total	$4,233

15.	Statutory Accounting

First Professionals, APAC, Intermed and Interlex are required to file statutory-basis financial statements with state insurance regulatory authorities.  The insurance subsidiaries are restricted under the Florida and Missouri Insurance Codes as to the amount of dividends they may pay without regulatory consent.  Based on the amounts of capital and surplus of our insurance subsidiaries as of December 31, 2008, dividends of $24.6 million may be paid to the holding company, without regulatory consent during 2009.  Our consolidated insurance subsidiaries’ statutory surplus exceeded applicable regulatory and risk-based capital requirements as of December 31, 2008 and 2007.  Restricted net assets, statutory surplus and statutory net income are presented in the tables below.

Form 10-K: F-42

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)

Restricted net assets as of December 31,	2008	2007
First Professionals	$198,698	193,129
APAC	$19,530	20,244
Intermed	$55,123	48,444
Interlex	$12,465	11,316

(in thousands)

Statutory surplus as of December 31,	2008	2007
First Professionals	$220,776	235,077
APAC	22,036	26,495
Intermed	61,959	53,827
Interlex	13,624	12,574
Combined statutory surplus	318,395	327,973
Less: Intercompany eliminations	(75,583)	(66,401)
Consolidated statutory surplus	$242,812	261,572

(in thousands)

Statutory net income for the year ended December 31,	2008	2007	2006
First Professionals	$20,798	41,948	19,488
APAC	2,507	6,252	3,005
Intermed	6,835	10,176	4,845
Interlex	1,159	2,639	966
Total statutory net income	$31,299	61,015	28,304

16.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs were as follows:

(in thousands)	For the year ended December 31,
	2008	2007	2006
Beginning balance	$9,662	14,204	14,550
Additions	17,857	16,645	21,249
Amortization expense	(18,043)	(21,187)	(21,595)
Ending balance	$9,476	9,662	14,204

17.	Commitments and Contingencies

We have entered into various lease arrangements for office facilities and equipment.  We account for operating leases on a straight-line basis in accordance with FAS 13.  Total rental expense was approximately $1.0 million for each of the years ended December 31, 2008, 2007 and 2006.  The future minimum annual rentals under our non-cancelable operating leases are included in the table presented below:

Form 10-K: F-43

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)

2009	$532
2010	257
2011	112
2012	52
2013	—
Total	$953

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  Our primary excess of loss reinsurance program includes an additional level of coverage for claims in excess of policy limits.  (For additional information regarding this reinsurance coverage see Note 7, Reinsurance, included elsewhere herein.)  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of December 31, 2008, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.

Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  During 2006 and 2007, the Florida Office of Insurance Regulation (“Florida OIR”) levied assessments, totaling $9.4 million and $4.2 million, respectively, on our Florida direct premiums written at the request of the Florida Insurance Guaranty Association (“FIGA”) as a result of the insolvency of a group of Florida-domiciled homeowner’s insurance companies owned by Poe Financial Group.  Losses in excess of FIGA’s estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and have been doing so.

In addition to standard insurance guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  No special assessments for catastrophic losses were made in 2008, 2007 or 2006.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the fund’s expiration on May 31, 2010.

Form 10-K: F-44

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

18.	Discontinued Operations

Insurance Management− Our insurance management operations were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers.  The aggregate purchase price for these operations was $39.1 million in cash, which reflects cash proceeds of $40.0 million and a post-closing working capital adjustment of $0.9 million.  In connection with this transaction, we also received approximately $5.9 million in cash from these operations prior to the sale.  We recognized an $11.6 million after-tax gain on disposition of these operations in 2006.  During the third quarter of 2007, we recorded a loss on the sale of these operations of $0.2 million related to the finalization of our 2006 tax return, which reflected the sale of our former insurance management operations.

Third Party Administration− Our TPA operations were comprised of our former wholly-owned subsidiary, Employers Mutual, Inc. (“EMI”).  On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005.  An after-tax gain of $0.2 million was recognized on the sale.  On May 31, 2005, the remaining TPA operations were sold to a private investor.  An after-tax gain of $1.5 million was recognized on the sale.  During the third quarter of 2006, we recorded an additional gain on the sale of discontinued operations of $0.4 million related to the finalization of our 2005 tax return, which reflected the sale of our former TPA operations.

In accordance with the reporting requirements of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of these segments have been reported as discontinued operations and are summarized in the tables below.

(in thousands, except earnings per common share)	For the year ended December 31,
	2008	2007	2006
Insurance management revenues	$—	—	35,947
Third party administration revenues	—	—	—
Total revenues	—	—	35,947

Insurance management expenses	—	—	24,645
Third party administration expenses	—	—	—
Total expenses	—	—	24,645

Income from discontinued operations (net of income taxes)	—	—	6,637
Gain (loss) on disposal of discontinued operations (net of income taxes)	—	(191)	12,012
Discontinued operations	$—	(191)	18,649

Basic earnings per common share:
Discontinued operations	$—	(0.02)	1.82
Basic weighted-average common shares outstanding	8,374	9,418	10,284

Diluted earnings per common share:
Discontinued operations	$—	(0.02)	1.74
Diluted weighted-average common shares outstanding	8,637	9,768	10,671

Form 10-K: F-45

Index to Consolidated Financial Statements
FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

19.	Quarterly Results of Operations (unaudited)

Our quarterly consolidated results of operations are summarized in the tables below.  Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.  For additional information on discontinued operations, see Note 18, Discontinued Operations.

(in thousands, except earnings per common share)	December 31, 2008
	First	Second	Third	Fourth
Direct premiums written	$51,855	42,092	55,757	36,132
Assumed premiums written	$—	—	(6)	—
Net premiums written	$44,586	36,964	48,825	31,907
Net premiums earned	$44,293	42,823	42,063	43,651
Net investment income	$7,747	7,599	7,641	7,307
Net realized investment (losses) gains	$(92)	(30)	(5,402)	(8,028)
Total revenues	$52,045	50,493	44,451	43,015
Income from continuing operations	$10,828	10,329	6,487	4,458
Net income	$10,828	10,329	6,487	4,458
Basic earnings per common share:
Income from continuing operations	$1.23	1.20	0.79	0.56
Net income	$1.23	1.20	0.79	0.56
Diluted earnings per common share:
Income from continuing operations	$1.19	1.16	0.76	0.55
Net income	$1.19	1.16	0.76	0.55

(in thousands, except earnings per common share)	December 31, 2007
	First (1)	Second	Third (2)	Fourth
Direct premiums written	$60,383	46,555	59,800	39,302
Assumed premiums written	$(54,504)	6	33	—
Net premiums written	$(1,403)	41,063	53,243	35,040
Net premiums earned	$51,602	49,415	48,449	49,433
Net investment income	$7,987	7,745	7,716	7,861
Net realized investment (losses) gains	$74	(170)	(67)	(402)
Total revenues	$59,740	57,085	56,223	56,976
Income from continuing operations	$17,746	10,055	8,227	15,062
Discontinued operations	$—	—	(191)	—
Net income	$17,746	10,055	8,036	15,062
Basic earnings per common share:
Income from continuing operations	$1.81	1.05	0.88	1.68
Discontinued operations	$—	—	(0.02)	—
Net income	$1.81	1.05	0.86	1.68
Diluted earnings per common share:
Income from continuing operations	$1.75	1.01	0.86	1.62
Discontinued operations	$—	—	(0.02)	—
Net income	$1.75	1.01	0.84	1.62

(1)
Net premiums written were reduced by $54.5 million as a result of the commutation of all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  Net income and income from continuing operations include an after-tax gain of $9.7 million as a result of the commutation.

(2)
Net income and income from continuing operations include a $2.6 million after-tax charge for an insurance guaranty fund assessment during this quarter with respect to the insolvency of the subsidiaries of Poe Financial Group.

Form 10-K: F-46

FPIC Insurance Group, Inc.

Index to Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule I:     Summary of Investments – Other Than Investments in Related Parties
As of December 31, 2008

(in thousands)	Cost or Amortized Cost	Fair Value	Amount in the Consolidated Statement of Financial Position
States, municipalities and political subdivisions	$289,411	293,228	293,228
Corporate securities	168,194	162,425	162,425
Mortgage-backed and asset-backed securities	161,704	147,698	147,698
United States Government agencies and authorities	30,568	33,803	33,803
Total fixed income securities, available-for-sale, and short-term investments	$649,877	637,154	637,154
Equity securities, available-for-sale	10,764	10,934	10,934
Other invested assets	6,131	7,778	6,097
Total investments	$666,772	655,866	654,185

See accompanying notes to the consolidated financial statements

Form 10-K: S-1

Index to Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule II:     Parent Company Only Condensed Statements of Financial Position
As of December 31, 2008 and 2007

(in thousands)
	2008	2007
Assets
Investments in subsidiaries*	$281,576	303,574
Equity securities, available-for-sale	9,470	14,402
Other invested assets	1,934	2,107
Total investments	292,980	320,083

Cash and cash equivalents	14,893	23,796
Due from subsidiaries, net*	5,323	9,779
Deferred income taxes	8,518	4,818
Other assets	2,507	3,100
Total assets	$324,221	361,576

Liabilities and Shareholders' Equity
Long-term debt	$46,083	46,083
Other liabilities	18,244	19,896
Total liabilities	64,327	65,979

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized, 7,803,298 and 8,949,401 shares issued and outstanding at December 31, 2008 and 2007, respectively	780	895
Additional paid-in capital	—	—
Retained earnings	271,503	295,586
Accumulated other comprehensive loss, net	(12,389)	(884)
Total shareholders' equity	259,894	295,597
Total liabilities and shareholders' equity	$324,221	361,576

*      Eliminated in consolidation

See accompanying notes to the consolidated financial statements

Form 10-K: S-2

Index to Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule II:     Parent Company Only Condensed Statements of Income
For the years ended December 31, 2008, 2007 and 2006

(in thousands)
	2008	2007	2006
Revenues
Management fees from subsidiaries*	$36,652	38,535	34,687
Net investment (loss) income	(138)	869	409
Net realized investment (loss) gain	(5,725)	58	44
Total revenues	30,789	39,462	35,140

Expenses
Other underwriting expenses	29,470	31,620	28,528
Interest expense	3,827	4,472	4,291
Other expenses	—	2	247
Total expenses	33,297	36,094	33,066

(Loss) Income from continuing operations before income taxes and equity in net income of subsidiaries	(2,508)	3,368	2,074
Less: Income tax expense	12	1,313	565
(Loss) Income from continuing operations before equity in net income of subsidiaries	(2,520)	2,055	1,509
Equity in net income of subsidiaries*	34,620	49,035	31,430
Income from continuing operations	32,100	51,090	32,939
Discontinued operations (net of income taxes)	—	(191)	18,649
Net income	$32,100	50,899	51,588

*      Eliminated in consolidation

See accompanying notes to the consolidated financial statements

Form 10-K: S-3

Index to Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule II:     Parent Company Only Condensed Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

(in thousands)
	2008	2007	2006
Operating Activities
Net income	$32,100	50,899	51,588
Less: Discontinued operations	—	(191)	18,649
Income from continuing operations	32,100	51,090	32,939
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries*	(34,620)	(49,035)	(31,430)
Cash dividend from subsidiaries*	49,150	23,400	10,261
Cumulative adjustment to adopt FIN 48	—	(84)	—
Depreciation and amortization	785	1,125	1,070
Realized loss (gain) on investments	5,725	(58)	(44)
Realized loss (gain) on sale of property and equipment	23	6	(1)
Deferred income tax benefit	(1,796)	(142)	(886)
Share-based compensation	2,954	2,596	2,163
Excess tax benefits from share-based compensation	(2,302)	(420)	(2,584)
Other Changes in Assets and Liabilities
Due (to) from subsidiaries*	4,455	70	(2,293)
Other assets and other liabilities	(5,983)	2,448	9,955
Net cash provided by operating activities	50,491	30,996	19,150

Investing Activities
Proceeds from
Disposition of subsidiary	—	—	40,000
Purchases of
Equity securities	—	(15,000)	—
Property and equipment	(223)	(351)	(98)
Net cash (used in) provided by investing activities	$(223)	(15,351)	39,902

Form 10-K: S-4

Index to Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule II:     Parent Company Only Condensed Statements of Cash Flows, continued
For the years ended December 31, 2008, 2007 and 2006

(in thousands)
	2008	2007	2006
Financing Activities
Issuance of common stock	$6,645	1,836	5,736
Repurchase of common stock	(68,118)	(50,737)	(24,607)
Excess tax benefits from share-based compensation	2,302	420	2,584
Net cash used in financing activities	(59,171)	(48,481)	(16,287)

Net (decrease) increase in cash and cash equivalents	(8,903)	(32,836)	42,765
Cash and cash equivalents at beginning of period	23,796	56,632	13,867
Cash and cash equivalents at end of period	$14,893	23,796	56,632

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,586	4,409	4,195
Federal income taxes paid	$15,616	22,074	14,309

Supplemental disclosure of non cash investing and financing activities:
Financing activities
Issuance of restricted stock	$1,945	1,212	886
Share-based compensation	$2,954	2,596	2,163

*      Eliminated in consolidation

See accompanying notes to the consolidated financial statements

Form 10-K: S-5

Index to Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule III:     Supplementary Insurance Information

(in thousands)	Medical Professional and Other Liability
	As of December 31,
	2008	2007	2006
Deferred policy acquisition costs ("DPAC")	$9,476	9,662	14,204
Liability for losses and loss adjustment expenses ("LAE")	$555,848	585,087	642,955
Unearned premiums	$98,665	108,894	181,695

(in thousands)	Medical Professional and Other Liability
	For the year ended December 31,
	2008	2007	2006
Net premiums written (1)	$162,282	127,943	222,423
Net premiums earned	$172,830	198,899	226,965
Net investment income	$30,295	31,309	32,242
Net losses and LAE	$99,721	103,852	151,648
Amortization of DPAC	$18,043	21,187	21,595
Other expenses (2)	$20,361	23,754	35,116

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with PRI.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net premiums written.

(2)	Other expenses include other underwriting expenses and other expenses associated with medical professional and other liability insurance.

See accompanying notes to the consolidated financial statements

Form 10-K: S-6

Index to Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule IV:     Reinsurance
For the years ended December 31, 2008, 2007 and 2006

(in thousands)	Medical Professional and Other Liability
	2008	2007	2006
Gross premiums earned	$196,060	224,376	256,998
Ceded premiums earned to other companies	(23,230)	(25,477)	(31,455)
Assumed premiums earned from other companies	—	—	1,422
Net premiums earned	$172,830	198,899	226,965

Percentage of assumed premiums earned to net premiums earned	0.00%	0.00%	0.63%

See accompanying notes to the consolidated financial statements

FPIC Insurance Group, Inc.
Schedule V:     Valuation and Qualifying Accounts
As of December 31, 2008, 2007 and 2006

(in thousands)	Allowance for Doubtful Accounts
	2008	2007	2006
Balance, beginning of period	$300	400	400
Amounts charged to costs and expenses	91	100	288
Deductions	(91)	(200)	(288)
Balance, end of period	$300	300	400

See accompanying notes to the consolidated financial statements

Form 10-K: S-7

Index to Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule VI:     Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)	Consolidated Insurance Subsidiaries
	As of December 31,
	2008	2007	2006
Deferred policy acquisition costs ("DPAC")	$9,476	9,662	14,204
Liability for losses and loss adjustment expenses ("LAE")	$555,848	585,087	642,955
Unearned premiums	$98,665	108,894	181,695

(in thousands)	Consolidated Insurance Subsidiaries
	For the year ended December 31,
	2008	2007	2006
Net premiums written (1)	$162,282	127,943	222,423
Net premiums earned	$172,830	198,899	226,965
Net investment income	$30,295	31,309	32,242
Net losses and LAE, current year	$116,721	133,834	156,711
Net losses and LAE, prior years (2)	$(17,000)	(16,000)	(5,063)
Amortization of DPAC	$18,043	21,187	21,595
Net paid losses and LAE (3)	$120,476	147,187	27,180

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with PRI.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net premiums written.

(2)	For the year ended December 31, 2007, we decreased prior year incurred losses by $14.0 million as a result of the commutation of the reinsurance treaties with PRI.
(3)
Excluding net paid losses and LAE under commuted reinsurance agreements, our net paid losses and LAE were $119.9 million, $117.1 million and $126.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

See accompanying notes to the consolidated financial statements

Form 10-K: S-8

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

Form 10-K: E-1

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
Form of Restricted Stock Agreement, effective January 2008 (incorporated by reference to Exhibit 10.3(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

	(g)	Form of Restricted Stock Agreement, effective December 2008*

(h)
Form of Performance Unit Award Agreement, effective January 2008 (incorporated by reference to Exhibit 10.3(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

	(i)	Form of Performance Unit Award Agreement, effective December 2008*

10.4**	(a)
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

Form 10-K: E-2

(c)
Form of Amended and Restated Director Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10(hhhh) to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed June 3, 2005)

10.5**	(a)
FPIC Insurance Group, Inc. Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed May 17, 1999)

	(b)	Amendment to the FPIC Insurance Group, Inc. Supplemental Executive Retirement Plan*

10.6**	(a)
Florida Physicians Insurance Company Excess Benefit Plan (incorporated by reference to Exhibit 10(nn) to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-02040) filed March 7, 1996)

	(b)	FPIC Insurance Group, Inc. Excess Benefit Plan, as amended and restated effective January 1, 2008*

10.7**	(a)	FPIC Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 12, 2007)

(b)
FPIC Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.8**
FPIC Insurance Group, Inc. 2008 Senior Executive Annual Incentive Plan (incorporated by reference to Annex A to the Registrants’ definitive proxy statement (Commission File No. 1-11983) filed April 11, 2008)

10.9**		Summary of Implementation Guide for 2009 Executive Incentive Compensation Plan*

10.10**
Employment Agreement dated as of January 1, 2008, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.11**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.12**
Employment Agreement dated as of January 1, 2008, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.13**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.14**
Employment Agreement dated as of January 1, 2008, between the Registrant and Robert E. White, Jr, (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

Form 10-K: E-3

10.15**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.16**
Summary of Compensation of Outside Directors (incorporated by reference to Exhibit 10.3(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

10.17
Mutual General Release made as of September 29, 2006, by the Registrant and Anthony J. Bonomo (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed October 2, 2006)

10.18
Noncompetition Agreement made as of September 29, 2006, by the Registrant (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed October 2, 2006)

10.19**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and John R. Byers (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.20**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.21**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

21	Subsidiaries of the Registrant *

23	Consent of PricewaterhouseCoopers LLP *

31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

Form 10-K: E-4