Form 10-Q
period 2009-03-31
FPIC INSURANCE GROUP INC
filed 2009-05-06
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

●
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

●
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

●
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐                                               Accelerated Filer ☑                                           Non-accelerated Filer ☐

●	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

●	As of May 1, 2009, there were 7,473,379 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to the 2009 Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position (unaudited)

(in thousands, except shares authorized, issued and outstanding)	As of	As of
	March 31, 2009	December 31, 2008
Assets
Investments:
Fixed income securities, available-for-sale	$636,337	637,154
Equity securities, available-for-sale	8,473	10,934
Other invested assets	7,980	6,097
Total investments (Note 6)	652,790	654,185

Cash and cash equivalents	51,947	58,480
Premiums receivable (net of an allowance of $300 as of March 31, 2009 and December 31, 2008)	57,926	60,907
Accrued investment income	7,221	7,818
Reinsurance recoverable on paid losses	4,510	2,065
Due from reinsurers on unpaid losses and advance premiums	133,129	135,851
Ceded unearned premiums	10,602	10,082
Deferred policy acquisition costs	9,598	9,476
Deferred income taxes	39,438	40,580
Goodwill	10,833	10,833
Other assets	7,049	7,708
Total assets	$985,043	997,985

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$547,369	555,848
Unearned premiums	100,033	98,665
Reinsurance payable	2,084	663
Paid in advance and unprocessed premiums	4,836	9,498
Total policy liabilities and accruals	654,322	664,674

Long-term debt	46,083	46,083
Other liabilities	25,982	27,334
Total liabilities	726,387	738,091

Commitments and contingencies (Note 10)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 7,491,144 and 7,803,298 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	749	780
Additional paid-in capital	—	—
Retained earnings	268,283	271,503
Accumulated other comprehensive loss, net	(10,376)	(12,389)
Total shareholders' equity	258,656	259,894
Total liabilities and shareholders' equity	$985,043	997,985

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 1

FPIC Insurance Group, Inc.
Consolidated Statements of Income (unaudited)

(in thousands, except earnings per common share)	For the Quarter Ended
	March 31, 2009	March 31, 2008
Revenues
Net premiums earned	$38,412	44,293
Net investment income	7,220	7,747
Net realized investment losses	(58)	(92)
Other income	95	97
Total revenues	45,669	52,045

Expenses
Net losses and loss adjustment expenses	23,240	25,155
Other underwriting expenses	9,106	9,941
Interest expense on debt	895	1,065
Other expenses	—	7
Total expenses	33,241	36,168

Income before income taxes	12,428	15,877
Less: Income tax expense	4,041	5,049
Net income	$8,387	10,828

Basic earnings per common share:	$1.10	1.22
Basic weighted-average common shares outstanding	7,655	8,857

Diluted earnings per common share:	$1.07	1.18
Diluted weighted-average common shares outstanding	7,824	9,159

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 2

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income	Total
Balances at December 31, 2008	7,803,298	$780	—	271,503	(12,389)		259,894

Net income	—	—	—	8,387	—	8,387	8,387
Other comprehensive income, net of tax
Unrealized gain on invested assets, net of tax	—	—	—	—	1,904	1,904	1,904
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	22	22	22
Net gain on pension plan	—	—	—	—	87	87	87
Other comprehensive income						2,013
Comprehensive income						10,400

Issuance of restricted stock	18,045	2	610	—	—		612
Issuance of common shares	3,915	—	145	—	—		145
Repurchase of common shares	(334,114)	(33)	(918)	(11,607)	—		(12,558)
Share-based compensation	—	—	163	—	—		163
Balances as of March 31, 2009	7,491,144	$749	—	268,283	(10,376)		258,656

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 3

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited), continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income	Total
Balances at December 31, 2007	8,949,401	$895	—	295,586	(884)		295,597

Net income	—	—	—	10,828	—	10,828	10,828
Other comprehensive income, net of tax
Unrealized gain on invested assets, net of tax	—	—	—	—	1,885	1,885	1,885
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	44	44	44
Prior service cost	—	—	—	—	7	7	7
Transition obligation	—	—	—	—	5	5	5
Net gain on pension plan	—	—	—	—	3	3	3
Other comprehensive income						1,944
Comprehensive income						12,772

Cumulative adjustment to adopt FAS 158 measurement date provisions	—	—	—	(89)	(58)		(147)
Issuance of restricted stock	18,517	2	562	—	—		564
Issuance of common shares	218,426	22	4,265	—	—		4,287
Repurchase of common shares	(356,113)	(36)	(6,511)	(8,780)	—		(15,327)
Share-based compensation	—	—	189	—	—		189
Income tax reductions relating to exercise of stock options	—	—	1,495	—	—		1,495
Balances at March 31, 2008	8,830,231	$883	—	297,545	1,002		299,430

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 4

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	For the Quarter Ended
	March 31, 2009	March 31, 2008
Operating Activities
Net income	$8,387	10,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,264	6,543
Net realized losses on investments	58	92
Deferred policy acquisition costs, net of related amortization	(4,133)	(4,904)
Deferred income tax expense	202	665
Excess tax benefits from share-based compensation	—	(1,469)
Share-based compensation	775	755
Other Changes in Assets and Liabilities
Premiums receivable, net	2,981	(7)
Accrued investment income	597	245
Reinsurance recoverable on paid losses	(2,445)	(5)
Due from reinsurers on unpaid losses and advance premiums	2,722	2,519
Ceded unearned premiums	(520)	(1,220)
Other assets and liabilities	(768)	84
Losses and loss adjustment expenses	(8,479)	(2,324)
Unearned premiums	1,368	1,514
Reinsurance payable	1,421	1,279
Paid in advance and unprocessed premiums	(4,662)	(3,676)
Net cash provided by operating activities	2,768	10,919

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	44,895	11,467
Sales of other invested assets	178	5
Maturities of fixed income securities, available-for-sale	10,405	18,545
Sales of equity securities, available-for-sale	393	—
Purchases of
Fixed income securities, available-for-sale	(50,349)	(34,806)
Equity securities, available-for-sale	(223)	(1,500)
Other invested assets	(2,165)	(369)
Property and equipment	(22)	(71)
Net cash provided by (used in) investing activities	3,112	(6,729)

Financing Activities
Issuance of common stock	145	4,287
Repurchase of common stock	(12,558)	(15,328)
Excess tax benefits from share-based compensation	—	1,469
Net cash used in financing activities	(12,413)	(9,572)

Net decrease in cash and cash equivalents	(6,533)	(5,382)
Cash and cash equivalents at beginning of period	58,480	70,229
Cash and cash equivalents at end of period	$51,947	64,847

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The statement of financial position as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP.  All significant transactions between the parent and consolidated subsidiaries have been eliminated.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2008, which includes information necessary for understanding our business and financial statement presentations.  In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

These consolidated interim financial statements are unaudited.  These statements include all adjustments, including normal recurring accruals, that are, in the opinion of management, necessary for the fair statement of results for interim periods.  The results reported in these consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  For example, the timing and magnitude of claim losses incurred by our insurance subsidiaries due to the estimation process inherent in determining the liability for losses and loss adjustment expenses (“LAE”) can be relatively more significant to results of interim periods than to results for a full year.  Also, variations in the amount and timing of realized investment gains and losses could cause significant variations in periodic net income.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted the provisions of this standard effective January 1, 2009.  As a result of the adoption of FAS 161, we expanded our disclosures regarding derivative instruments and hedging activities within Note 9, Derivative Instruments and Hedging Strategies, to the consolidated financial statements included herein.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method as described in paragraphs 60 and 61 of FAS 128, Earnings per Share. We have granted restricted stock awards under our share-based compensation plans that are considered participating securities under the new FSP. We adopted the FSP effective January 1, 2009.  The adoption of FSP EITF 03-6-1 had the following impact on earnings per common share and weighted-average shares outstanding:

Form 10-Q: 6

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands, except earnings per common share)	For the Quarter Ended
	Revised	Original	Increase /
	March 31, 2008	March 31, 2008	Decrease
Basic earnings per common share:	$1.22	1.23	(0.01)
Basic weighted-average common shares outstanding	8,857	8,776	81

Diluted earnings per common share:	$1.18	1.19	(0.01)
Diluted weighted-average common shares outstanding	9,159	9,089	70

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.   This new FSP relates to fair value disclosures for financial instruments currently not reflected at fair value on the statement of financial position of public companies.  Prior to issuing the FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on an interim basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the statement of financial position of public companies at fair value.  The new FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The new FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The new FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.  The new FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales and reaffirms FAS157’s objective of fair value, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The new FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 is not expected to have a material impact on our consolidated financial statements.

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

Fixed income securities, available for sale

•
Our fixed income securities trade in less active markets and fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.  These fixed income securities are classified within Level 2.

•	Fixed income securities for which pricing is based solely on broker / dealer quotes with inputs less observable are classified within Level 3.

Equity securities, available for sale

•	Equity securities that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.

•
Preferred stocks that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.  Preferred stocks that trade in less active markets are classified within Level 2 as fair values are based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.

Other invested assets

Other invested assets include investments held as part of our deferred compensation plan and an investment in a non-public entity.

•
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, are included in other invested assets and classified within the valuation hierarchy on the same basis as the Company’s actively traded equity securities.

•	For our investment in the non-public entity, fair value is classified as Level 3 as it was based on net asset values and financial statements of the non-public entity.

Form 10-Q: 8

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Derivative financial instruments

•
Our derivative instruments, principally interest rate swaps, are valued using models that primarily use market observable inputs and are classified as Level 2 as their fair value is largely based on observable inputs over the life of the swaps in a liquid market. The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the three month London Interbank Offered Rate (“LIBOR”) rate at the date of the valuation.  Pricing inputs include bid-ask spreads and current market prices for an underlying instrument.

The following table presents disclosures about fair value measurements at March 31, 2009 and December 31, 2008 for assets measured at fair value on a recurring basis.

		Fair Value Measurements at March 31, 2009 Using:
(in thousands)	Carrying Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income securities, available-for-sale	$636,337	—	636,337	—
Equity securities, available-for-sale	8,473	8,258	215	—
Other invested assets	2,824	2,737	—	87
Total	$647,634	10,995	636,552	87

Liabilities
Other liabilities (derivative financial instruments)	901	—	901	—
Total	$901	—	901	—

		Fair Value Measurements at December 31, 2008 using:
(in thousands)	Carrying Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income securities, available-for-sale	$637,154	—	637,154	—
Equity securities, available-for-sale	10,934	10,551	383	—
Other invested assets	935	851	—	84
Total	$649,023	11,402	637,537	84

Liabilities
Other liabilities (derivative financial instruments)	607	—	607	—
Total	$607	—	607	—

The following table presents disclosures about fair value measurements at March 31, 2009 and 2008 using significant unobservable inputs (Level 3).

	For the Quarter Ended
	March 31, 2009		March 31, 2008
(in thousands)	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Beginning balance	$—	84	3,359	553
Total gains or losses (realized / unrealized)
Included in net income	—	—	—	(88)
Included in other comprehensive income	—	(21)	13	(28)
Purchases, issuances and settlements	—	24	1,729	(5)
Transfers in and / or out of Level 3	—	—	(3,246)	—
Ending balance	$—	87	1,855	432

The amount of total gains or losses during the period
that are included in net income attributable
to the change in unrealized gains or losses relating
to assets still held at the end of the period	$—	—	—	(88)

Form 10-Q: 9

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Realized gains and losses included in earnings and unrealized gains and losses included in other comprehensive income for the period are reported as follows:

	For the Quarter Ended
	March 31, 2009		March 31, 2008
(in thousands)	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Total gains or losses included in net income during the period	$—	—	—	(88)

Change in unrealized gains or losses related to assets still held at the end of the period	$—	(21)	13	(28)

3.	Earnings per Common Share

Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the Quarter Ended
	March 31, 2009	March 31, 2008

Net income	$8,387	10,828

Basic Earnings per Common Share:
Basic earnings per common share	$1.10	1.22

Diluted Earnings per Common Share:
Diluted earnings per common share	$1.07	1.18

Basic weighted-average shares outstanding	7,655	8,857
Common stock equivalents (1)	169	302
Diluted weighted-average shares outstanding	7,824	9,159

(1)
Outstanding stock options totaling 35,616 and 101,369 for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

4.	Liability for Losses and LAE

We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  Each actuarial technique is applied in a consistent manner from period to period and the techniques encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.  Estimating liability for losses and LAE is a complex process and changes in key assumptions or trends could result in a significant change in our reserve estimates.  Given the magnitude of our loss and LAE reserves, virtually any change in the level of our carried reserves will be material to our results of operations and may be material to our financial position.  For additional information regarding our liability for losses and LAE see Note 6, Liability for Losses and LAE, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

As a result of the continuation of favorable claim results, we recognized favorable net loss development related to previously established reserves of $4.0 million and $4.5 million for the three months ended March 31, 2009 and 2008, respectively. The favorable development recognized in 2009 reflects a decline in expected ultimate losses primarily for the 2004 through 2007 accident years as a result of reductions in our estimates of incident to claim development, payment frequency and payment severity.

Form 10-Q: 10

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

5.	Reinsurance

The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the Quarter Ended
	March 31, 2009		March 31, 2008
	Written	Earned	Written	Earned
Direct premiums	$45,604	44,237	$51,855	50,342
Assumed premiums	—	—	—	—
Ceded premiums	(6,345)	(5,825)	(7,269)	(6,049)
Net premiums	$39,259	38,412	$44,586	44,293

(in thousands)	For the Quarter Ended		—	—
	March 31, 2009	March 31, 2008	—	—
Losses and LAE	$27,114	29,069	—	—
Reinsurance recoveries	(3,874)	(3,914)	—	—
Net losses and LAE	$23,240	25,155	—	—

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of March 31, 2009 and December, 31, 2008, our receivable from reinsurers, net of amounts due, was $146.2 million and $147.3 million, respectively.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

6.	Investments

Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other-than-temporary are recorded as realized losses in the consolidated statements of income.  Data with respect to investments are presented in the tables below.

	For the Quarter Ended
	March 31, 2009				March 31, 2008
(in thousands)	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Total	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$1,436	140	40	1,616	7	—	—	7
Gross realized losses	(106)	(149)	(64)	(319)	—	—	(13)	(13)
Other-than-temporary impairment losses	(1,355)	—	—	(1,355)	—	—	(86)	(86)
Net realized investment gains (losses)	$(25)	(9)	(24)	(58)	7	—	(99)	(92)

Proceeds from sales and maturities	$55,300	393	178	55,871	30,012	—	5	30,017

Form 10-Q: 11

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

	As of			As of
	March 31, 2009			December 31, 2008
(in thousands)	Fixed income securities, available-for- sale	Equity securities, available-for- sale	Total	Fixed income securities, available-for- sale	Equity securities, available-for- sale	Total
Amortized cost of investments	$643,984	10,585	654,569	649,877	10,764	660,641
Gross unrealized gains	14,509	—	14,509	11,596	170	11,766
Gross unrealized losses	(22,156)	(2,112)	(24,268)	(24,319)	—	(24,319)
Fair value	$636,337	8,473	644,810	637,154	10,934	648,088

As part of our ongoing evaluation of our investment portfolio, we determined that certain fixed income securities were other-than-temporarily impaired.  These securities were written down to their fair value as of March 31, 2009.  Our fixed income investment portfolio had an overall average credit quality of AA, based on the lower of the available credit ratings from S&P and Moody’s for each investment security in our portfolio.

7.	Share-based Compensation Plans

We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).  For a description of these plans, see Note 11, Share-Based Compensation Plans included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The following table summarizes data for stock options outstanding and exercisable as of March 31, 2009:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$0.00-11.99	108,018	—	$9.40	2.2		108,018	$9.40
$12.00-15.99	145,951	—	13.71	2.8		145,951	13.71
$16.00-19.99	6,500	—	17.17	0.8		6,500	17.17
$20.00-35.99	179,724	—	27.29	5.2		179,724	27.29
$36.00-60.99	54,246	27,123	39.37	7.8		54,246	39.37
	494,439	27,123	$21.54	4.2	$ 8,267	494,439	$20.57	$ 8,267

The following table presents the status of, and changes in, performance units and restricted stock:

	Performance Units and Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2009	106,251	$40.84
Granted	54,114	41.48
Vested	(23,891)	39.16
Forfeited	—	—
Nonvested, March 31, 2009	136,474	$41.39	1.3	$ 5,054

As of March 31, 2009, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of 1.0 years.  The compensation cost related to our share-based awards that were charged to other underwriting expense was $0.8 million for each of the three months ended March 31, 2009 and 2008, respectively.

Form 10-Q: 12

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

8.	Employee Benefit Plans

The components of the actuarially computed net periodic pension cost for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 14, Employee Benefit Plans, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

(in thousands)	For the Quarter Ended
	March 31, 2009	March 31, 2008
Service cost of benefits earned during the period	$176	254
Interest cost on projected benefit obligation	163	179
Expected return on plan assets	(76)	(109)
Amortization of net loss	141	5
Amortization of prior service cost	1	12
Amortization of net transition obligation	—	2
Net periodic pension cost	$405	343

We contributed $0.8 million to our employee benefit plans during the three months ended March 31, 2009.  We currently anticipate contributing an additional $0.5 million to these plans during the remainder of 2009 for total contributions of $1.3 million.

9.	Derivative Instruments and Hedging Strategies

We use hedging contracts to manage the risk of our exposure to interest rate changes associated with our variable rate debt. All of our designated hedging instruments are considered to be cash flow hedges.

Our derivative transactions represent a hedge of specified cash flows. As a result, these interest rate swaps are derivatives in accordance with the guidance in FAS 133 and were designated as cash flow hedging instruments at the initiation of the swaps.  We formally document qualifying hedged transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction.  At the end of each period, the interest rate swaps are recorded in the consolidated statement of financial position at fair value, in other assets if the hedge is an asset position, or in other liabilities if it is in a liability position. Any related increases or decreases in fair value are recognized in our consolidated statement of financial position in accumulated other comprehensive income.

We consider our interest rate swaps to be a Level 2 measurement under the FAS 157 hierarchy, as their fair value is largely based on observable inputs over the life of the swaps in a liquid market. The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the three month LIBOR rate at the date of the valuation.  The valuation of the interest rate swap can be sensitive to changes in current and future three month LIBOR rates, which can have a material impact on the fair value of the derivatives. However, as these swaps are used to manage our cash outflows, these changes will not materially impact our liquidity and capital resources. Furthermore, since the interest rate swaps are deemed as effective hedging instruments, these changes do not impact income from operations.

Form 10-Q: 13

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, we have entered into several interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of March 31, 2009, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged. The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

Credit risk. By using interest rate-related derivative instruments to manage the exposure on our variable rate debt, we expose ourselves to credit risk.  We are exposed to potential losses if the counterparty fails to perform according to the terms of its agreement.  When the fair value of a derivative contract is positive (or in a net asset position), the counterparty owes us, which may present a credit risk for us. We manage our exposure to credit risk by entering into transactions with well-established financial institutions and by monitoring the financial strength ratings and financial developments of such institutions.  In addition, only conventional derivative financial instruments are utilized.

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with FASB Interpretation No. 39-1 (“FIN 39-1”), Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of March 31, 2009 and December 31, 2008, the cash collateral paid to our counterparty was $2.6 million and $2.9 million, respectively.

Assessment of hedge effectiveness.  We assess the effectiveness of our interest rate swaps as defined in FAS 133 on a quarterly basis. We have considered the impact of credit market conditions in assessing the risk of counterparty default. We believe that it is likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result continue to deem the swaps as effective hedging instruments.  We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.  Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivatives and have assessed that our cash flow hedges have no ineffectiveness, as determined by the hypothetical derivative method. If the hedge on any of the interest rate swaps was deemed ineffective, or extinguished by either party, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.

Form 10-Q: 14

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

At March 31, 2009, the fair value of our derivative instruments was recorded as follows:

Cash flow hedges designated as effective hedging instruments under FAS 133:

		Liability Derivatives
Instrument	Notional Amount (in thousands)	Balance Sheet Location	March 31, 2009 Fair Value (in thousands)	Receive Rate (1)	Pay Rate	Maturity Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(410)	1.26%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,334)	1.23%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,440)	1.18%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(327)	1.26%	2.74%	11/23/2011
			$(3,511)

(1)	Based on the three month LIBOR.

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2009 was as follows:

Derivatives in FAS 133 cash flow hedging relationships:

	Amount of gain / (loss) recognized in other comprehensive income on the derivative	Location of gain / (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain / (loss) reclassified from accumulated other comprehensive income into net income
	(Effective portion - in thousands)	(Effective portion)	(Effective portion - in thousands)
Instrument	March 31, 2009		March 31, 2009
Interest Rate Swap - A	$(11)	Interest expense	$(26)
Interest Rate Swap - B	(49)	Interest expense	(87)
Interest Rate Swap - C	(7)	Interest expense	(82)
Interest Rate Swap - D	31	Interest expense	(23)
	$(36)		$(218)

	Amount of gain / (loss) recognized in net income on the derivative	Location of gain / (loss) recognized in net income on the derivative
	(Ineffective portion and amount excluded from effectiveness testing - in thousands)	(Ineffective portion and amount excluded from effectiveness testing)
Instrument	March 31, 2009
Interest Rate Swap - A	$—	Interest expense
Interest Rate Swap - B	—	Interest expense
Interest Rate Swap - C	—	Interest expense
Interest Rate Swap - D	—	Interest expense
	$—

Form 10-Q: 15

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

10.	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  Our primary excess of loss reinsurance program includes an additional level of coverage for claims in excess of policy limits.  (For additional information regarding this reinsurance coverage see Note 7, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2008.)  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of March 31, 2009, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.

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

In addition to standard insurance guaranty fund assessments, the Florida and Missouri legislatures may also levy special assessments to settle claims caused by certain catastrophic losses.  No special assessments for catastrophic losses were made in 2008 or have been made in 2009.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the fund’s expiration on May 31, 2010.

Form 10-Q: 16

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2009, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 4, 2009.

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

v)	The actual amount of our new and renewal business;
vi)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vii)	The unpredictability of court decisions and our exposure to claims for extra contractual damages and losses in excess of policy limits;
viii)	Developments in financial and securities markets that could affect our investment portfolio;
ix)	Legislative, regulatory or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
x)	The passage of additional or repeal of current tort reform measures, and the effect of such measures;
xi)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;

Form 10-Q: 17

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

xii)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
xiii)	The loss of the services of any key members of senior management;
xiv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xv)
Other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, including Item 1A.  Risk Factors and Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 4, 2009.

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

Critical Accounting Policies

The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008.

Impact of Recently Issued Accounting Pronouncements

As described in Item 1.  Financial Statements, Note 1, Basis of Presentation and New Accounting Pronouncements under the heading “New Accounting Pronouncements,” there are accounting pronouncements that have recently been issued.  Note 1 describes the potential impact that these pronouncements are expected to have or have had on our consolidated financial statements.

Commitments and Contingencies

For information concerning commitments and contingencies to which we are subject, see Item 1.  Financial Statements, Note 10, Commitments and Contingencies.

Business Overview

We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  Through our insurance subsidiaries, we are the largest provider of MPL insurance in Florida.  Based on 2008 premium data published by SNL Financial LC, which is the latest available data, Florida is the fifth largest market for MPL insurance in the United States.  Our insurance subsidiaries also provide MPL insurance in selected other states.  We have chosen to focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, significant market presence and resources.

Form 10-Q: 18

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Recent Trends and Other Developments

(Comparisons are made for first quarter 2009 to the comparable period in 2008 unless otherwise indicated)

—	Our national and Florida policyholder retention was 97 percent compared to 95 percent national retention and 96 percent Florida retention for the comparable period in 2008.
—
As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $4.0 million for the three months ended March 31, 2009 compared to $4.5 million for the same period in 2008.  As the result of the decline in premiums earned resulting from the drop in Florida premium rates, our current accident year loss ratio for 2009 increased to 71 percent from 67 percent in 2008.

—	Lower rates in our Florida market, offset to some extent by growth in professional liability policyholders, resulted in a 12 percent decline in net premiums written.
—	Consolidated revenues were 12 percent lower primarily as a result of lower Florida premium rates, as well as lower net investment income.
—
Net investment income was 7 percent lower as the result of a decline in average invested assets and a lower yield on cash and cash equivalents partially offset by a slight increase in the average yield on fixed income securities.

—
Our expense ratio was 24 percent compared to 22 percent for the prior year’s quarter.  The higher ratio was primarily due to lower net premiums earned, as well as a lesser impact from the recovery of previous insurance guaranty fund assessments.

—
Book value per common share grew 4 percent from December 31, 2008 to $34.53 as of March 31, 2009.  The statutory surplus of our insurance subsidiaries as of March 31, 2009 was $236.7 million and the ratio of net premiums written to surplus was 0.7 to 1.

—	On April 20, 2009, A.M. Best affirmed the A- (Excellent) financial strength rating of our insurance subsidiaries with a stable outlook.
—	On March 20, 2009, Fitch Ratings affirmed the A- (Strong) insurer financial strength rating and stable outlook of our insurance subsidiaries.
—
On a trade date basis, we repurchased 315,188 shares of our common stock during the three months ended March 31, 2009 at an average price of $37.30 per share and as of March 31, 2009, had remaining authority from our Board of Directors to repurchase 637,614 more shares under our stock repurchase program.  Through May 1, 2009, we have repurchased an additional 87,473 sharesof our common stock, on a trade date basis, at an average price of $33.30 per share and had remaining authority from our Board of Directors to repurchase an additional 550,141 shares as of that date.

Form 10-Q: 19

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Results of Operations:  Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Net income was $8.4 million for the three months ended March 31, 2009, or $1.07 per diluted common share, a decrease of 23 percent and 9 percent, respectively, compared to $10.8 million, or $1.18 per diluted common share, for the three months ended March 31, 2008.  The decline in net income is primarily the result of a decline in net premiums earned and net investment income and a higher combined ratio in the current year.   See the discussion below for additional information.

Information concerning written premiums and policyholders is summarized in the tables below:

	For the Quarter Ended
(in thousands)		Percentage
	March 31, 2009	Change	March 31, 2008
Direct premiums written (1)	$45,604	-12%	51,855
Assumed premiums written	—	0%	—
Ceded premiums written	(6,345)	13%	(7,269)
Net premiums written (1)	$39,259	-12%	44,586

	As of	Percentage	As of
	March 31, 2009	Change	March 31, 2008
Professional liability policyholders in force	13,829	3%	13,380
Professional liability policyholders in force under alternative risk arrangements	211	160%	81
Total professional liability policyholders in force	14,040	4%	13,461

(1)
Includes $1.5 million and $1.3 million of premiums associated with alternative risk arrangements for the three months ended March 31, 2009 and 2008, respectively.  Management fees for such arrangements are included in other income.

Direct premiums written and net premiums written both declined 12 percent for the three months ended March 31, 2009 compared to the same period in 2008, primarily as the result of lower premium rates in our Florida market, offset to some extent by an increase in professional liability policyholders.  Our national and Florida policyholder retention was 97 percent for the three months ended March 31, 2009, compared to 95 percent national retention and 96 percent Florida retention for the comparable period in 2008.

Net premiums earned declined 13 percent for the three months ended March 31, 2009 compared to the same period in 2008.  The decline in net premiums earned for the three months ended March 31, 2009 is primarily the result of lower rates in our Florida market and a prior shift in business mix to lower risk specialties that is now being reflected in net premiums earned.

Net investment income declined 7 percent for the three months ended March 31, 2009 compared to the same period in 2008.  The decline in net investment income is the result of a decline in average invested assets and a lower yield on cash and cash equivalents partially offset by a slight increase in the average yield on fixed income securities.

Form 10-Q: 20

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the table below.

		For the Quarter Ended
		March 31, 2009	March 31, 2008
Loss ratio
Current accident year		70.9%	67.0%
Prior accident years		-10.4%	-10.2%
Calendar year loss ratio	A	60.5%	56.8%

Underwriting expense ratio	B	23.7%	22.4%
Insurance guaranty fund recoveries		-1.0%	-1.7%
Underwriting expense ratio excluding insurance guaranty fund recoveries	C	24.7%	24.1%

Combined ratio (Sum of A+B)		84.2%	79.2%

Combined ratio excluding insurance guaranty fund recoveries (Sum of A+C)		85.2%	80.9%

Net losses and LAE decreased 8 percent for the three months ended March 31, 2009 compared to the same period in 2008.  The continuation of favorable claim trends resulted in $4.0 million of favorable prior year development for the three months ended March 31, 2009 compared to $4.5 million for the three months ended March 31, 2008.  The favorable development recognized in 2009 reflects reductions in our estimates of incident to claim development, payment frequency and payment severity.  Lower net premiums earned offset by an increase in the corresponding provision for losses and LAE contributed to the decline in net losses and LAE in 2009.

Other underwriting expenses decreased 8 percent for the three months ended March 31, 2009 compared to the same period in 2008.  The decrease in other underwriting expenses is primarily the result of lower fixed costs associated with compensation and benefits and lower variable costs for agent commissions and premium taxes as a result of lower premiums earned.  These declines were slightly offset by lower recoveries on guaranty fund assessments in 2009 compared to the recoveries received during 2008.

Selected information concerning our direct professional liability insurance claim data is summarized in the table below.

	For the Quarter Ended
(in thousands)		Percentage
	March 31, 2009	Change	March 31, 2008
Net paid losses	$18,535	56%	11,911
Less: Net paid losses on assumed business in run-off	481	234%	144
Net paid losses excluding assumed business in run-off	18,054	53%	11,767

Net paid LAE	10,462	-20%	13,048
Less: Net paid LAE on assumed business in run-off	—	-100%	70
Net paid LAE excluding assumed business in run-off	10,462	-19%	12,978

Net paid losses and LAE excluding assumed business in run-off	$28,516	15%	24,745

Form 10-Q: 21

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

	For the Quarter Ended
		Percentage
	March 31, 2009	Change	March 31, 2008
Total professional liability claims closed without indemnity payment	149	27%	117
Total professional liability incidents closed without indemnity payment	147	60%	92
Total professional liability claims and incidents closed without indemnity payment	296	42%	209

Total professional liability claims with indemnity payment	92	42%	65

CWIP ratio on a rolling four quarter basis(1)	37%		30%

CWIP ratio, including incidents, on a rolling four quarter basis (1)	19%		14%

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

	For the Quarter Ended
		Percentage
	March 31, 2009	Change	March 31, 2008
Total professional liability claims reported during the period	172	-2%	175
Total professional liability incidents reported during the period	263	18%	222
Total professional liability claims and incidents reported during the period	435	10%	397

Total professional liability claims and incidents that remained open	3,411	-1%	3,462

Net paid losses and LAE, excluding assumed reinsurance contracts in run-off, increased 15 percent for the three months ended March 31, 2009 compared with the same period in 2008.  This increase is due to a 53 percent increase in net paid indemnity partially offset by a 19 percent decrease in paid LAE.  The increase in indemnity paid is primarily due to an increase in the number of claims with an indemnity payment.  The average payment severity of our claims remains within our expectations. The number of reported claims and incidents for the three months ended March 31, 2009 was 10 percent higher than the comparable period in 2008; however, the number of reported claims was 2 percent lower.  When adjusted for the relative composition of our book of business, the frequency of reported claims remains near historic lows and generally reflects the continued trend of lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  For the four quarters ended March 31, 2009, the CWIP ratio was 37 percent and the CWIP ratio, including incidents, was 19 percent, compared to 30 percent and 14 percent, respectively, for the four quarters ended March 31, 2008.  The CWIP ratios remain within our expectations.  Our inventory of open claims and incidents declined 1 percent during the last 12 months.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Form 10-Q: 22

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Interest expense on debt decreased 16 percent for the three months ended March 31, 2009 compared to the same period in 2008.  The decrease in interest expense is primarily the result of the placement of interest rate swaps on our variable rate long-term debt, which effectively lowered our cost of debt compared with the prior period.  These derivatives convert the variable interest rates being charged on our long-term indebtedness to fixed interest rates.

Income tax expense decreased 20 percent for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower taxable income.  Our effective tax rate was 33 percent and 32 percent for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals Insurance Company and Anesthesiologists Professional Assurance Company, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $24.6 million during 2009 without prior regulatory approval.  We have received dividends of $12.5 million from our insurance subsidiaries during the three months ended March 31, 2009 in furtherance of our capital management initiatives.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $2.8 million for the three months ended March 31, 2009 compared to $10.9 million for the three months ended March 31, 2008.  The decline in net cash provided by operating activities is primarily due to higher loss and LAE payments.

Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2009 compared to net cash used in investing activities of $6.7 million for the three months ended March 31, 2008.  Net cash provided by investing activities increased during 2009 primarily as a result of transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.  Net sales and maturities of investments were $3.1 million for 2009 compared to net purchases of $6.7 million for 2008.

Net cash used in financing activities was $12.4 million for the three months ended March 31, 2009 compared to $9.6 million for the three months ended March 31, 2008.  The increase in net cash used in financing activities for 2009 is primarily due to lower proceeds from common share issuances partially offset by lower share repurchases under our stock repurchase program.

As of March 31, 2009, we had cash and investments of $704.7 million.  Included within cash and investments were cash and cash equivalents of $51.9 million and fixed income securities, available-for-sale, with a fair value of approximately $68.0 million with scheduled maturities during the next 12 months.  We believe that our cash and investments as of March 31, 2009, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Form 10-Q: 23

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is dependent on, among other things, market conditions.  The following table summarizes the components of our capital resources as of March 31, 2009 and December 31, 2008.

(in thousands)	As of	As of
	March 31, 2009	December 31, 2008
Long-term debt	$46,083	46,083
Shareholders' equity	$258,656	259,894
Ratio of debt to total capitalization	15.1%	15.1%

Long-Term Debt

During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million.  The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another.  In accordance with the guidance given in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” we have not consolidated these subsidiary trusts.

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 5.03 percent to 5.46 percent as of March 31, 2009).  We have the option to redeem the senior notes and trust-preferred securities on any quarterly interest payment date, in whole or in part, without premium or penalty.  However, if we elected to redeem our long-term indebtedness, we would be required to unwind our interest rate swaps and any related gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.  The trust-preferred securities also contain features that would allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and are due in May and October 2033.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of March 31, 2009 that would give rise to previously undisclosed market, credit or financing risk.  No significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Form 10-Q: 24

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk.  Our market risk sensitive instruments are acquired for purposes other than trading. There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of March 31, 2009 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective at a reasonable assurance level.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2009 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business. We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of March 31, 2009, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of March 31, 2009, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

Form 10-Q: 25

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 10, Commitments and Contingencies to this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2009.

Stock Repurchase Plan − Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate.  Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures.  For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2008, Item 8.  Financial Statements and Supplementary Data, Note 12, Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following table summarizes our common stock repurchases on a trade date basis for the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
January 1-31, 2009
Repurchase programs *	79,332	$39.55	79,332	373,470
Employee transactions **	7,056	$42.65	n/a	n/a

February 1-28, 2009
Repurchase programs *	112,618	$38.66	112,618	260,852
Employee transactions **	—	$—	n/a	n/a

March 1-31, 2009
Repurchase programs *	123,238	$34.61	123,238	637,614
Employee transactions **	—	$—	n/a	n/a

Total	322,244	$37.42	315,188	637,614

*
Our Board of Directors approved our share repurchase program in July 2006 and approved increases of 500,000 shares each in December 2006, in July and August 2007, in April, June and November 2008, and in March 2009.  We publicly announced the program on August 8, 2006 and announced the increases in our reports filed with the SEC as follows:  current report on Form 8-K filed on December 22, 2006, quarterly reports on Form 10-Q filed on November 2, 2007, April 30, 2008, July 20, 2008, and this report on Form 10-Q, and our annual report on Form 10-K filed on March 4, 2009.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2009.

**	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter.

Form 10-Q: 26

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

 All matters requiring a Form 8-K filing have been so filed as of the date of this filing.  There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Item 6.	Exhibits

Exhibit	Description
10.1*	Amendment to the FPIC Insurance Group, Inc. Amended and Restated Director Stock Option Plan
10.2*	Amendment to the FPIC Insurance Group, Inc. Amended and Restated Omnibus Incentive Plan
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

FPIC Insurance Group, Inc.

May 6, 2009	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 27

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Exhibit Index to Form 10-Q
For the Quarter Ended March 31, 2009

Exhibit	Description
10.1*	Amendment to the FPIC Insurance Group, Inc. Amended and Restated Director Stock Option Plan
10.2*	Amendment to the FPIC Insurance Group, Inc. Amended and Restated Omnibus Incentive Plan
31.1	Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

Form 10-Q: 28