Form 10-Q
period 2009-06-30
FPIC INSURANCE GROUP INC
filed 2009-08-05
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large Accelerated Filer ☐                    Accelerated Filer ☑                             Non-accelerated Filer ☐

●	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

●	As of July 30, 2009, there were 7,059,963 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to the 2009 Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position (unaudited)

(in thousands, except shares authorized, issued and outstanding)	As of	As of
	June 30, 2009	December 31, 2008
Assets
Investments:
Fixed income securities, available-for-sale	$626,826	637,154
Equity securities, available-for-sale	10,079	10,934
Other invested assets	8,093	6,097
Total investments (Note 4)	644,998	654,185

Cash and cash equivalents	65,583	58,480
Premiums receivable (net of an allowance of $300 as of June 30, 2009 and December 31, 2008)	52,197	60,907
Accrued investment income	7,758	7,818
Reinsurance recoverable on paid losses	5,485	2,065
Due from reinsurers on unpaid losses and advance premiums	129,355	135,851
Ceded unearned premiums	9,830	10,082
Deferred policy acquisition costs	8,889	9,476
Deferred income taxes	34,511	40,580
Goodwill	10,833	10,833
Other assets	7,893	7,708
Total assets	$977,332	997,985

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$538,889	555,848
Unearned premiums	92,967	98,665
Reinsurance payable	1,834	663
Paid in advance and unprocessed premiums	7,678	9,498
Total policy liabilities and accruals	641,368	664,674

Long-term debt	46,083	46,083
Other liabilities	22,443	27,334
Total liabilities	709,894	738,091

Commitments and contingencies (Note 11)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 7,219,759 and 7,803,298 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	722	780
Additional paid-in capital	—	—
Retained earnings	268,685	271,503
Accumulated other comprehensive loss, net	(1,969)	(12,389)
Total shareholders' equity	267,438	259,894
Total liabilities and shareholders' equity	$977,332	997,985

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 3

FPIC Insurance Group, Inc.

Consolidated Statements of Income (unaudited)

(in thousands, except earnings per common share)	For the Quarter Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues
Net premiums earned	$37,668	42,823	$76,080	87,116
Net investment income	7,122	7,599	14,341	15,346
Net realized investment gains (losses)	1,025	(30)	967	(121)
Other income	84	101	180	198
Total revenues	45,899	50,493	91,568	102,539

Expenses
Net losses and loss adjustment expenses	21,740	24,902	44,980	50,057
Other underwriting expenses	9,995	9,298	19,101	19,239
Interest expense on debt	903	931	1,798	1,996
Other expenses	—	—	—	8
Total expenses	32,638	35,131	65,879	71,300

Income before income taxes	13,261	15,362	25,689	31,239
Less: Income tax expense	4,070	5,033	8,110	10,083
Net income	$9,191	10,329	$17,579	21,156

Basic earnings per common share:	$1.24	1.19	$2.34	2.41
Basic weighted-average common shares outstanding	7,400	8,681	7,527	8,769

Diluted earnings per common share:	$1.22	1.16	$2.29	2.34
Diluted weighted-average common shares outstanding	7,533	8,921	7,680	9,033

Net realized investment gains (losses):
Net realized investment gains before credit related impairments	$1,025	24	$2,322	20

Total other-than-temporary impairments on investments	—	(54)	(1,355)	(141)
Portion of other-than-temporary impairments recognized in other comprehensive loss	—	—	—	—
Credit related impairments included in net realized investment gains (losses)	—	(54)	(1,355)	(141)
Net realized investment gains (losses)	$1,025	(30)	$967	(121)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 4

FPIC Insurance Group, Inc.

Consolidated Statements of Shareholders' Equity (unaudited)

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income	Total
Balances at December 31, 2008	7,803,298	$780	—	271,503	(12,389)		259,894

Net income	—	—	—	17,579	—	17,579	17,579
Other comprehensive income, net of tax
Unrealized gain on invested assets, net of tax	—	—	—	—	9,575	9,575	9,575
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	697	697	697
Prior service cost	—	—	—	—	1	1	1
Net gain on pension plan	—	—	—	—	147	147	147
Other comprehensive income						10,420
Comprehensive income						27,999

Issuance of restricted stock	27,045	3	1,278	—	—		1,281
Issuance of common shares	78,505	8	862	—	—		870
Repurchase of common shares	(689,089)	(69)	(3,215)	(20,397)	—		(23,681)
Share-based compensation	—	—	331	—	—		331
Income tax reductions relating to exercise of stock options	—	—	744	—	—		744
Balances as of June 30, 2009	7,219,759	$722	—	268,685	(1,969)		267,438

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 5

FPIC Insurance Group, Inc.

Consolidated Statements of Shareholders' Equity (unaudited), continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income	Total
Balances at December 31, 2007	8,949,401	$895	—	295,586	(884)		295,597

Net income	—	—	—	21,156	—	21,156	21,156
Other comprehensive income, net of tax
Unrealized loss on invested assets, net of tax	—	—	—	—	(4,303)	(4,303)	(4,303)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	312	312	312
Prior service cost	—	—	—	—	14	14	14
Transition obligation	—	—	—	—	3	3	3
Net gain on pension plan	—	—	—	—	6	6	6
Other comprehensive income						(3,968)
Comprehensive income						17,188

Cumulative adjustment to adopt FAS 158 measurement date provisions	—	—	—	(89)	(58)		(147)
Issuance of restricted stock	27,517	3	1,123	—	—		1,126
Issuance of common shares	228,926	23	4,614	—	—		4,637
Repurchase of common shares	(795,414)	(80)	(7,677)	(28,092)	—		(35,849)
Share-based compensation	—	—	389	—	—		389
Income tax reductions relating to exercise of stock options	—	—	1,551	—	—		1,551
Balances at June 30, 2008	8,410,430	$841	—	288,561	(4,910)		284,492

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 6

FPIC Insurance Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)	For the Six Months Ended
	June 30, 2009	June 30, 2008
Operating Activities
Net cash provided by operating activities	$6,055	14,299

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	73,782	37,255
Maturities of fixed income securities, available-for-sale	26,505	20,960
Sales of equity securities, available-for-sale	393	—
Maturities of short-term investments	—	580
Sales of other invested assets	178	5
Purchases of
Fixed income securities, available-for-sale	(75,215)	(63,565)
Equity securities, available-for-sale	(223)	(1,500)
Other invested assets	(2,266)	(388)
Property and equipment	(39)	(110)
Net cash provided by (used in) investing activities	23,115	(6,763)

Financing Activities
Issuance of common stock	870	4,637
Repurchase of common stock	(23,681)	(35,849)
Excess tax benefits from share-based compensation	744	1,525
Net cash used in financing activities	(22,067)	(29,687)

Net increase (decrease) in cash and cash equivalents	7,103	(22,151)
Cash and cash equivalents at beginning of period	58,480	70,229
Cash and cash equivalents at end of period	$65,583	48,078

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 7

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation, New Accounting Pronouncements and Significant Accounting Policies

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS 162.  The FASB Accounting Standards Codification (“the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of FAS 168, the Codification will supersede all then-existing nonSEC accounting and reporting standards.  All other nongrandfathered, nonSEC accounting literature not included in the Codification will no longer be authoritative.   FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 is not expected to have an impact on our consolidated financial statements.

Form 10-Q: 8

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R) (“FIN 46(R)”).  The objective of FAS 167 is to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  FAS 167 is effective for us beginning January 1, 2010.  Earlier application is prohibited. The adoption of FAS 167 is not expected to have an impact on our consolidated financial statements.

In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The objective in issuing FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The FASB undertook this project to address (1) practices that have developed since the issuance of FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  FAS 166 is effective for us beginning January 1, 2010.  Earlier application is prohibited.   FAS 166 must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   The adoption of FAS 166 is not expected to have an impact on our consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events.  The objective of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS 165 is effective for interim reporting periods ending after June 15, 2009.  We adopted FAS 165 effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 12, Subsequent Events, to the consolidated financial statements included herein.  The adoption of FAS 165 did not have an impact on our consolidated financial statements.

Form 10-Q: 9

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  We adopted the provisions of this standard effective January 1, 2009.  As a result of the adoption of FAS 161, we expanded our disclosures regarding derivative instruments and hedging activities within Note 10, Derivative Instruments and Hedging Strategies, to the consolidated financial statements included herein.

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

(in thousands, except earnings per common share)	Basic earnings per common share:	Basic weighted-average common shares outstanding	Diluted earnings per common share:	Diluted weighted-average common shares outstanding
For the Quarter Ended
Revised, June 30, 2008	$1.19	8,681	$1.16	8,921
Original, June 30, 2008	1.20	8,607	1.16	8,876
Increase (Decrease)	$(0.01)	74	$—	45

For the Six Months Ended
Revised, June 30, 2008	$2.41	8,769	$2.34	9,033
Original, June 30, 2008	2.43	8,691	2.36	8,981
Increase (Decrease)	$(0.02)	78	$(0.02)	52

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.   This new FSP relates to fair value disclosures for financial instruments currently not reflected at fair value on the statement of financial position of public companies.  Prior to issuing the FSP, fair values for these assets and liabilities were only disclosed once per year.  The FSP now requires these disclosures on an interim basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the statement of financial position of public companies at fair value.  The new FSP is effective for interim reporting periods ending after June 15, 2009.  We adopted the FSP effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 3, Fair Value of Financial Instruments, to the consolidated financial statements included herein.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

Form 10-Q: 10

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The new FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The new FSP is effective for interim reporting periods ending after June 15, 2009.  We adopted the FSP effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 4, Investments, to the consolidated financial statements included herein.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.  The new FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales and reaffirms FAS 157’s objective of fair value, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The new FSP is effective for interim reporting periods ending after June 15, 2009.  We adopted the FSP effective April 1, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

Significant Accounting Policies

Our significant accounting policy on investments is presented below and has been updated due to our adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments effective April 1, 2009.

Investments − Investments in fixed income securities are classified as available-for-sale and reported at their estimated fair values in our consolidated statements of financial position, with any change in fair values during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income.  Equity securities are classified as available-for-sale securities and reported at fair value.  Other invested assets include an investment in a non-public entity and investments held as part of a deferred compensation plan, which are both reported at their estimated fair values, and real estate investments, which consist of a building, a condominium unit and developed land.  The real estate investments are carried at cost less accumulated depreciation.  Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method.  The estimated useful life of our building is 39 years.  Rental income and expenses are included in net investment income.

Income on investments includes the amortization of premium and accretion of discount for fixed-income securities acquired at other than par value.  Realized investment gains and losses are determined on the basis of specific identification.

Form 10-Q: 11

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

All investments in an unrealized loss position are reviewed at the individual security level to determine whether a credit or interest rate-related impairment is other-than-temporary.  For fixed income securities, impairment is considered to be other-than-temporary if we have the intent to sell the security prior to recovery, if it is more likely than not we will be required to sell the security prior to recovery, or if we do not believe the value of the security will recover.  Our impairment analysis takes into account factors, both quantitative and qualitative in nature.  Among the factors we consider are the following:

▪	The length of time and the extent to which fair value has been less than cost;
▪
Issuer-specific considerations, including an issuer’s short-term prospects and financial condition, recent events that may have an adverse or favorable impact on its results, and an event of missed or late payment or default;

▪	The occurrence of a significant economic event that may affect the industry in which an issuer participates; and
▪	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value.

Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position.  If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.

We have a process in place to identify fixed income and equity securities that could potentially have a credit impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring pricing levels, downgrades by rating agencies, key financial ratios and cash flow projections as indicators of credit issues.

For fixed income securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss as a charge to net realized investment gains (losses) included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss). The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the fixed income security. Subsequent to recognition of a credit related impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

See Note 4, Investments, for additional disclosures concerning investments.

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

•	Quoted Prices in Active Markets for Identical Assets: Level 1 includes unadjusted quoted prices for identical assets or liabilities in active markets.

•
Significant Other Observable Inputs:  Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly.  Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves.

•	Significant Unobservable Inputs: Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability.

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

Valuation of Investments

We primarily use a single pricing service, Interactive Data Corporation (“IDC”), to value our investments that have an exchange traded price or multiple observable inputs.  In situations where IDC does not have multiple observable inputs or the ability to price a given security, we seek to price the security utilizing another pricing service or by obtaining non-binding broker/dealer quotes.

Form 10-Q: 13

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

On a quarterly basis, we obtain and review the pricing methodology of our pricing service to ensure that our fair value designations are classified in accordance with SFAS 157, Fair Value Measurements.  Our pricing service provides a single price per security. We review the results of our pricing service for reasonableness each quarter by comparing market values reported on an overall portfolio basis to those obtained from our external investment manager to determine if the market value reported by our pricing service appears reasonable.  We also independently verify a sample of selected prices provided by our pricing service by tracing them to market observable data.  In addition, our investment accounting service provider provides us with an annual SAS 70 report that describes procedures surrounding the compilation and reporting of security prices obtained from our pricing service.  We may adjust the valuation of securities from the independent pricing service if we believe a security’s price does not fairly represent the market value of the investment.  For example, when market observable data is not as readily available or if the security trades in an inactive market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing. To date, we have not adjusted any prices supplied by our pricing service.

All securities priced by our pricing service using an exchange traded price are designated by us as Level 1.   We designate as Level 2 those securities not actively traded on an exchange for which our pricing service utilizes multiple verifiable observable inputs.   For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from our pricing service.

Cash equivalents

•
Cash equivalents include liquid instruments with an original maturity of three months or less when acquired.  Instruments, typically mutual funds, that trade in active markets are classified within Level 1 as their fair value is based on quoted market prices for identical assets as of the reporting date. Other instruments, typically Treasury securities, are classified in Level 2 because they trade in less active markets.  Their fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads.

Fixed income securities, available for sale

•
For fixed income securities that trade in less active markets, fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  These fixed income securities are classified within Level 2.

•	Fixed income securities for which pricing is based solely on non-binding broker / dealer quotes with inputs less observable are classified within Level 3.

Equity securities, available for sale

•	Equity securities that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.

•	Preferred stocks that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.

Form 10-Q: 14

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

•
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

The following table presents disclosures about fair value measurements at June 30, 2009 and December 31, 2008 for assets and liabilities measured at fair value on a recurring basis.

(in thousands)	June 30, 2009
	Fair Value Measurements Using:
	(Level 1)	(Level 2)	(Level 3)	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Cash equivalents	$—	18,413	—	—	18,413
Fixed income securities, available-for-sale	—	626,826	—	—	626,826
Equity securities, available-for-sale	9,630	449	—	—	10,079
Other invested assets	2,932	—	88	—	3,020
Total	$12,562	645,688	88	—	658,338

Liabilities
Derivative financial instruments	$—	2,413	—	(1,750)	663
Total	$—	2,413	—	(1,750)	663

Form 10-Q: 15

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	December 31, 2008
	Fair Value Measurements Using:
	(Level 1)	(Level 2)	(Level 3)	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Cash equivalents	$—	—	—	—	—
Fixed income securities, available-for-sale	—	637,154	—	—	637,154
Equity securities, available-for-sale	10,551	383	—	—	10,934
Other invested assets	851	—	84	—	935
Total	$11,402	637,537	84	—	649,023

Liabilities
Derivative financial instruments	$—	3,547	—	(2,940)	607
Total	$—	3,547	—	(2,940)	607

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counterparties.

The following table presents disclosures about fair value measurements at June 30, 2009 and 2008 using significant unobservable inputs (Level 3).

(in thousands)	For the Quarter Ended
	June 30, 2009		June 30, 2008
	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Beginning balance	$—	87	1,855	432
Total gains or losses (realized / unrealized)
Included in net income	—	—	—	(58)
Included in other comprehensive income	—	—	(28)	3
Purchases, issuances and settlements	—	1	(1,267)	(2)
Transfers in and / or out of Level 3	—	—	1,405	—
Ending balance	$—	88	1,965	375

(in thousands)	For the Six Months Ended
	June 30, 2009		June 30, 2008
	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Beginning balance	$—	84	3,359	553
Total gains or losses (realized / unrealized)
Included in net income	—	—	—	(146)
Included in other comprehensive income	—	(21)	(15)	(25)
Purchases, issuances and settlements	—	25	463	(7)
Transfers in and / or out of Level 3	—	—	(1,842)	—
Ending balance	$—	88	1,965	375

Form 10-Q: 16

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three and six months ended June 30, 2009 and 2008 for Level 3 assets or liabilities that were still held at June 30, 2009 and 2008.

(in thousands)	For the Quarter Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fixed Income Securities, available-for-sale	$—	—	—	—
Other Invested Assets	$—	34	—	(54)

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings and other comprehensive income for Level 3 assets or liabilities during the three and six months ended June 30, 2009 and 2008.

(in thousands)	For the Quarter Ended
	June 30, 2009		June 30, 2008
	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Total gains or losses (realized / unrealized)
Included in net income	$—	—	—	(58)
Included in other comprehensive income	$—	—	(28)	(2)

(in thousands)	For the Six Months Ended
	June 30, 2009		June 30, 2008
	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Total gains or losses (realized / unrealized)
Included in net income	$—	—	—	(146)
Included in other comprehensive income	$—	(21)	(15)	(30)

Form 10-Q: 17

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

3.	Fair Value of Financial Instruments

FAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option has not been elected.  The fair values of such instruments have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates.  Different assumptions could significantly affect these estimated fair values.  Accordingly, the net realizable values could be materially different from the estimates presented below.  In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of FPIC as a whole.  The provisions of FAS 107 do not require the disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets.

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash – Carrying value approximates the fair value due to the short maturity of these instruments.

•
Other invested assets –  Other invested assets include an investment in a non-public entity and investments held as part of a deferred compensation plan, which are both reported at their fair values, and real estate investments, which consist of a building, a condominium unit and developed land.  See the discussion in Note 2, Fair Value Measurements, for the determination of fair value on our investment in the non-public entity and investments held in our deferred compensation plan.  Our real estate investments are carried at cost less accumulated depreciation.  The fair value of our real estate investments was calculated based on analysis of current market values for comparative real estate.

•
Long-term debt – The fair value of our outstanding long-term debt is based on the present value of underlying cash flows discounted at rates available for similar debt.  Our own nonperformance risk was considered in determining the fair value of our long-term debt.

The carrying value and fair value of financial instruments at June 30, 2009 and December 31, 2008 are presented in the table below.

(in thousands)	As of June 30, 2009		As of December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Other invested assets	$8,093	9,863	6,097	7,778
Cash	47,170	47,170	58,480	58,480
Total financial assets	$55,263	57,033	64,577	66,258

Financial liabilities:
Long-term debt	$46,083	39,343	46,083	34,893
Total financial liabilities	$46,083	39,343	46,083	34,893

Form 10-Q: 18

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

4.	Investments

The amortized cost and fair value of our investments were as follows:

(in thousands)	As of:
	June 30, 2009
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale
Issued by the US. Treasury and Other US Government Corporations and agencies	$35,253	1,021	(640)	35,634
States, municipalities and political subdivisions	265,320	6,296	(765)	270,851
Corporate debt securities	172,118	5,805	(2,908)	175,015
Residential mortgage-backed securities	70,987	1,868	(2,515)	70,340
Commercial mortgage-backed securities	35,614	438	(5,905)	30,147
Asset-backed securities	44,570	1,006	(737)	44,839
Equity securities, available-for-sale	10,585	72	(578)	10,079
Other invested assets	8,119	—	(26)	8,093
Total fixed income and equity securities, available-for-sale and other invested assets	$642,566	16,506	(14,074)	644,998

Realized investment gains and losses are determined on the basis of specific identification.  Declines in the fair value of securities considered to be other-than-temporary are recorded as realized losses in the consolidated statements of income.

(in thousands)	For the Quarter Ended
	June 30, 2009
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale
Issued by the US. Treasury and Other US Government Corporations and agencies	$—	—	—	—	99
States, municipalities and political subdivisions	672	—	—	672	30,206
Corporate debt securities	212	(2)	—	210	6,552
Residential mortgage-backed securities	44	—	—	44	4,164
Asset-backed securities	6	—	—	6	3,967
Other invested assets	95	(2)	—	93	—
Total fixed income and equity securities, available-for-sale and other invested assets	$1,029	(4)	—	1,025	44,988

Form 10-Q: 19

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the Six Months Ended
	June 30, 2009
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale
Issued by the US. Treasury and Other US Government Corporations and agencies	$1,104	—	—	1,104	14,436
States, municipalities and political subdivisions	885	(39)	—	846	51,596
Corporate debt securities	329	(69)	(142)	118	19,440
Residential mortgage-backed securities	46	—	(748)	(702)	8,734
Commercial mortgage-backed securities	—	—	(465)	(465)	—
Asset-backed securities	6	—	—	6	6,081
Equity securities, available-for-sale	140	(149)	—	(9)	393
Other invested assets	136	(67)	—	69	178
Total fixed income and equity securities, available-for-sale and other invested assets	$2,646	(324)	(1,355)	967	100,858

The following table presents the change in other-than-temporary credit related impairment charges on fixed income securities.  Based on our understanding of the market situation and the deterioration in fundamentals of our other-than-temporarily impaired securities held as of April 1, 2009, we determined that the underlying creditworthiness of the securities to be the primary driver in considering them to be other-than-temporarily impaired.  Therefore, no other-than-temporary impairment charges were taken due to any factors other than credit.  All of our other-than-temporary impairment charges were recognized in earnings and no transition adjustment was necessary.

(in thousands)
Credit related impairments on fixed income securities as of April 1, 2009	$(1,355)
Credit related impairments not previously recognized	—
Credit related impairments on fixed income securities as of June 30, 2009	$(1,355)

The following table summarizes, for all fixed income and equity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

Form 10-Q: 20

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	As of June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$8,574	592	35,876	2,316	44,450	2,908
State, municipalities and political subdivisions	32,550	663	3,677	102	36,227	765
Mortgage-backed and asset-backed securities	4,496	787	42,576	8,370	47,072	9,157
U.S. Government agencies and authorities	12,449	627	1,180	13	13,629	640
Equity securities, available-for-sale	720	3	8,895	575	9,615	578
Total available-for-sale investments	$58,789	2,672	92,204	11,376	150,993	14,048

At June 30, 2009, our investment portfolio experienced unrealized losses primarily as a result of fluctuation in interest rates, significant volatility in financial markets, and credit related concerns of certain securities due to current economic conditions.  During the second quarter of 2009, we have seen a modest recovery in our respective portfolio positions.  Any credit issues have been considered through our other-than-temporary impairment evaluation.  Our investment portfolio had an overall average credit quality of AA, based on the lower of the available credit ratings from S&P and Moody’s for each investment security in our portfolio.

Net investment income was as follows:

(in thousands)	For the Quarter Ended	For the Six Months Ended
	June 30, 2009	June 30, 2009
Fixed income securities, available-for-sale and short-term investments	$7,288	14,863
Equity securities, available-for-sale	115	228
Other invested assets	179	359
Cash and cash equivalents	20	95
Total investment income	7,602	15,545
Less: Investment expense	(480)	(1,204)
Net investment income	$7,122	14,341

The amortized cost and fair value of fixed income securities by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of June 30, 2009
	Amortized Cost	Fair Value
Due in one year or less	$68,456	69,028
Due after one year through five years	228,305	234,900
Due after five years through ten years	128,773	129,614
Due after ten years	47,157	47,958
	472,691	481,500
Mortgage-backed and asset-backed securities	151,171	145,326
Total fixed income securities, available-for-sale	$623,862	626,826

Form 10-Q: 21

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

5.	Earnings per Common Share

Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the Quarter Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$9,191	10,329	$17,579	21,156

Basic earnings per common share	$1.24	1.19	$2.34	2.41

Diluted earnings per common share	$1.22	1.16	$2.29	2.34

Basic weighted-average shares outstanding	7,400	8,681	7,527	8,769
Common stock equivalents (1)	133	240	153	264
Diluted weighted-average shares outstanding	7,533	8,921	7,680	9,033

(1)
Outstanding stock options totaling 118,767 and 114,819 for the three and six months ended June 30, 2009, respectively, and outstanding stock options totaling 20,000 and 82,796 for the three and six months ended June 30, 2008, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

6.	Liability for Losses and LAE

We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  Each actuarial technique is applied in a consistent manner from period to period and the techniques encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.  Estimating liability for losses and LAE is a complex process and changes in key assumptions or trends could result in a significant change in our reserve estimates.  Given the magnitude of our reserves even relatively small changes in our estimates for factors such as the number of claims we expect to pay or the amount we expect to ultimately pay for such claims could have a significant impact on our reserves and, correspondingly, our financial position, results of operations and cash flows.  For additional information regarding our liability for losses and LAE see Note 6, Liability for Losses and LAE, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

As a result of the continuation of favorable claim results, we recognized favorable net loss development related to previously established reserves of $5.0 million and $9.0 million for the three and six months ended June 30, 2009, respectively, and $4.0 million and $8.5 million for the three and six months ended June 30, 2008, respectively. The favorable development recognized in 2009 reflects a decline in expected ultimate losses primarily for the 2005 through 2007 accident years as a result of reductions in our estimates of incident to claim development, payment frequency and payment severity for those accident years as compared to previous estimates.

Form 10-Q: 22

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

7.	Reinsurance

The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the Quarter Ended
	June 30, 2009		June 30, 2008
	Written	Earned	Written	Earned
Direct premiums	$36,506	43,571	$42,092	48,649
Assumed premiums	—	—	—	—
Ceded premiums	(5,131)	(5,903)	(5,128)	(5,826)
Net premiums	$31,375	37,668	$36,964	42,823

(in thousands)	For the Six Months Ended
	June 30, 2009		June 30, 2008
	Written	Earned	Written	Earned
Direct premiums	$82,110	87,808	$93,947	98,991
Assumed premiums	—	—	—	—
Ceded premiums	(11,476)	(11,728)	(12,397)	(11,875)
Net premiums	$70,634	76,080	$81,550	87,116

(in thousands)	For the Quarter Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Losses and LAE	$25,670	28,660	52,785	57,729
Reinsurance recoveries	(3,930)	(3,758)	(7,805)	(7,672)
Net losses and LAE	$21,740	24,902	44,980	50,057

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of June 30, 2009 and December, 31, 2008, our receivable from reinsurers, net of amounts due, was $142.8 million and $147.3 million, respectively.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

8.	Share-based Compensation Plans

We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).  For a description of these plans, see Note 11, Share-Based Compensation Plans, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Form 10-Q: 23

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table summarizes data for stock options outstanding and exercisable as of June 30, 2009:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted-Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$0.00-11.99	40,763	—	$9.87	1.7		40,763	$9.87
$12.00-15.99	139,116	—	13.66	2.7		139,116	13.66
$16.00-19.99	6,500	—	17.17	0.6		6,500	17.17
$20.00-35.99	179,224	—	27.31	4.9		179,224	27.31
$36.00-60.99	54,246	27,123	39.37	7.5		54,246	39.37
	419,849	27,123	$23.52	4.3	$4,028	419,849	$22.49	$4,028

The following table presents the status of, and changes in, performance units and restricted stock:

	Performance Units and Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2009	106,251	$40.84
Granted	63,114	46.43
Vested	(32,891)	41.01
Forfeited	—	—
Nonvested, June 30, 2009	136,474	$40.65	1.1	$4,179

As of June 30, 2009, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of approximately 1.0 years.  The compensation cost related to our share-based awards that were charged to other underwriting expense was $0.8 million for each of the three months ended June 30, 2009 and 2008 and $1.6 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.

9.	Employee Benefit Plans

The components of the actuarially computed net periodic pension cost for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 14, Employee Benefit Plans, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Form 10-Q: 24

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the Quarter Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost of benefits earned during the period	$102	254	$278	508
Interest cost on projected benefit obligation	133	179	296	358
Expected return on plan assets	(77)	(110)	(153)	(220)
Amortization of net loss	99	5	240	11
Amortization of prior service cost	1	12	2	24
Amortization of net transition obligation	—	2	—	4
Net periodic pension cost	$258	342	$663	685

We contributed $0.2 million and $1.0 million to our employee benefit plans during the three and six months ended June 30, 2009, respectively.  We currently anticipate contributing an additional $0.3 million to these plans during the remainder of 2009 for total contributions of $1.3 million.

10.	Derivative Instruments and Hedging Strategies

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

Form 10-Q: 25

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage this risk, we have entered into several interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of June 30, 2009, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

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

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with FASB Interpretation No. 39-1 (“FIN 39-1”), Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of June 30, 2009 and December 31, 2008, the cash collateral paid to our counterparty was $1.8 million and $2.9 million, respectively.

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

Form 10-Q: 26

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

At June 30, 2009, the fair value of our derivative instruments was recorded as follows:

Cash flow hedges designated as effective hedging instruments under FAS 133:

(in thousands)		Liability Derivatives
Instrument	Notional Amount	Balance Sheet Location	June 30, 2009 Fair Value	Receive Rate (1)	Pay Rate	Maturity Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(281)	0.67%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(909)	0.88%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(974)	1.05%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(249)	0.67%	2.74%	11/23/2011
			$(2,413)

(1)	Based on the three month LIBOR.

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2009 was as follows:

Derivatives in FAS 133 cash flow hedging relationships:

	For the Quarter Ended
	June 30, 2009
	Amount of gain / (loss) recognized in other comprehensive income on the derivative	Location of gain / (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain / (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)	(Effective portion)	(Effective portion - in thousands)
Interest Rate Swap - A	$130	Interest expense	$(37)
Interest Rate Swap - B	425	Interest expense	(113)
Interest Rate Swap - C	465	Interest expense	(115)
Interest Rate Swap - D	78	Interest expense	(43)
	$1,098		$(308)

	For the Six Months Ended
	June 30, 2009
	Amount of gain / (loss) recognized in other comprehensive income on the derivative	Location of gain / (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain / (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)	(Effective portion)	(Effective portion - in thousands)
Interest Rate Swap - A	$141	Interest expense	$(63)
Interest Rate Swap - B	474	Interest expense	(200)
Interest Rate Swap - C	472	Interest expense	(197)
Interest Rate Swap - D	47	Interest expense	(66)
	$1,134		$(526)

There was no ineffectiveness recognized in net income for our derivative instruments during the three and six months ended June 30, 2009.

Form 10-Q: 27

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

11.	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  Our primary excess of loss reinsurance program includes an additional level of coverage for claims in excess of policy limits.  (For additional information regarding this reinsurance coverage see Note 7, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2008.)  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have an adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of June 30, 2009, and believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.

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

Form 10-Q: 28

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

12.	Subsequent Events

We have performed an evaluation of subsequent events through August 5, 2009, which is the date the financial statements were issued.

On July 30, 2009, we announced a definitive Agreement and Plan of Merger (the “Agreement”), with Advocate, MD Financial Group Inc. (“Advocate, MD”).  Pursuant to the terms of the Agreement, we will acquire all of the issued and outstanding stock of Advocate, MD, which will become a wholly owned subsidiary of our First Professionals Insurance Company subsidiary.  The total consideration for Advocate, MD is comprised of $33.6 million and up to $12.0 million in additional consideration depending upon Advocate, MD’s performance during the two-year period following completion of the acquisition, in each case subject to certain adjustments.  We and our subsidiaries will also be obligated to make certain payments under employment and non-competition arrangements.

Through its subsidiary, Advocate, MD Insurance of the Southwest, Inc., Advocate, MD is the fourth largest provider of medical professional liability (“MPL”) insurance in Texas, based on data published by SNL Financial, and including premiums written by the Texas Medical Liability Trust, the largest writer in Texas.  In addition, Advocate, MD writes MPL insurance in Mississippi.  Based on information provided by Advocate, MD, Advocate, MD wrote $25.4 million in premiums in 2008 and had unaudited GAAP-basis assets and shareholder’s equity of $89.0 million and $26.5 million, respectively, as of June 30, 2009.

The transaction has been approved by the respective boards of directors, and must also be approved by the Texas Insurance Commissioner and the shareholders of Advocate, MD.  Subject to the satisfaction of these and certain other conditions, the transaction is expected to close prior to the end of the year.

Form 10-Q: 29

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three and six months ended June 30, 2009, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 4, 2009.

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

v)	The actual amount of our new and renewal business;
vi)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vii)	The unpredictability of court decisions and our exposure to claims for extra contractual damages and losses in excess of policy limits;
viii)	Developments in financial and securities markets that could affect our investment portfolio;

Form 10-Q: 30

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

ix)	Legislative, regulatory or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
x)	The passage of additional or repeal of current tort reform measures, and the effect of such measures;
xi)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;
xii)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
xiii)	The loss of the services of any key members of senior management;
xiv)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf;
xv)	The completion of the acquisition of Advocate, MD Financial Group Inc.;
xvi)
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

Our significant accounting policy on investments is presented below and has been updated due to our adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments effective April 1, 2009.

Investments – Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed income securities.  Our fixed income securities, equity investments and short-term investments are carried at their fair values and accounted for $636.9 million or 99 percent of our total investments and 65 percent of our total assets as of June 30, 2009, compared to $648.1 million or 99 percent of our total investments and 65 percent of our total assets as of December 31, 2008.  Unrealized gains or losses in their fair values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive (loss) income.  Gross unrealized investment gains were $16.5 million and gross unrealized investment losses were $14.0 million as of June 30, 2009 compared to gross unrealized investment gains of $11.8 million and gross unrealized investment losses of $24.3 million as of December 31, 2008.

Form 10-Q: 31

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

All investments in an unrealized loss position are reviewed at the individual security level to determine whether a credit or interest rate-related impairment is other-than-temporary.  For fixed income securities, impairment is considered to be other-than-temporary if we have the intent to sell the security prior to recovery, if it is more likely than not we will be required to sell the security prior to recovery, or if we do not believe the value of the security will recover.  Our impairment analysis takes into account factors, both quantitative and qualitative in nature.  Among the factors we consider are the following:

▪	The length of time and the extent to which fair value has been less than cost;
▪
Issuer-specific considerations, including an issuer’s short-term prospects and financial condition, recent events that may have an adverse or favorable impact on its results, and an event of missed or late payment or default;

▪	The occurrence of a significant economic event that may affect the industry in which an issuer participates; and
▪	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value.

Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position.  If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.

We have a process in place to identify fixed income and equity securities that could potentially have a credit impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring pricing levels, downgrades by rating agencies, key financial ratios and cash flow projections as indicators of credit issues.

For fixed income securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss as a charge to realized investment gains (losses) included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss). The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the fixed income security. Subsequent to recognition of a credit related impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

Form 10-Q: 32

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities resulting in other-than-temporary impairments to such securities.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition, operating results or cash flows.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings.  Our investment portfolio had an overall average credit quality of AA, based on the lower of the available credit ratings from S&P and Moody’s for each investment security in our portfolio.

Impact of Recently Issued Accounting Pronouncements

As described in Item 1.  Financial Statements, Note 1, Basis of Presentation, New Accounting Pronouncements and Significant Accounting Policies, under the heading “New Accounting Pronouncements,” there are accounting pronouncements that have recently been issued.  Note 1 describes the potential impact that these pronouncements are expected to have or have had on our consolidated financial statements.

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

Form 10-Q: 33

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Recent Trends and Other Developments

(Comparisons are made to the comparable period(s) in 2008 unless otherwise indicated)

—	Our policyholder retention was 95 percent on a national basis and 96 percent in Florida as of June 30, 2009 and 2008.
—	Our professional liability policyholders, excluding alternative risk arrangements, increased 5 percent to 13,999 policyholders as of June 30, 2009 from 13,316 policyholders as of June 30, 2008.
—
As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $5.0 million and $9.0 million for the three and six months ended June 30, 2009, respectively, compared to $4.0 million and $8.5 million for the same periods in 2008.  As the result of the decline in premiums earned resulting from lower Florida premium rates, our current accident year loss ratio for the six months ended June 30, 2009 increased to 71 percent from 67 percent in 2008.

—
Consolidated revenues were 9 percent and 11 percent lower for the three and six months ended June 30, 2009, respectively, primarily as a result of lower Florida premium rates, as well as lower net investment income.

—
Lower rates in our Florida market and a shift in business mix, offset to some extent by growth in professional liability policyholders, resulted in a decline in net premiums written of 15 percent and 13 percent for the three and six months ended June 30, 2009, respectively.

—
Net investment income was 6 percent and 7 percent lower for the three and six months ended June 30, 2009, respectively, as the result of a decline in average invested assets and a lower yield on cash and cash equivalents partially offset by a slight increase in the average yield on fixed income securities.

—
Our expense ratio was 26.5 percent and 25.1 percent for the three and six months ended June 30, 2009, respectively, compared to 21.7 percent 22.0 percent for the same periods in 2008.  The higher ratios were primarily due to lower net premiums earned, as well as a lesser impact from the recovery of previous insurance guaranty fund assessments.

—
Book value per common share grew 11 percent from December 31, 2008 to $37.04 as of June 30, 2009.  The statutory surplus of our insurance subsidiaries as of June 30, 2009 was $236.0 million and the ratio of net premiums written to surplus was 0.6 to 1.

—	On April 20, 2009, A.M. Best affirmed the A- (Excellent) financial strength rating of our insurance subsidiaries with a stable outlook.
—	On March 20, 2009, Fitch Ratings affirmed the A- (Strong) insurer financial strength rating and stable outlook of our insurance subsidiaries.

Form 10-Q: 34

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

—
In July 2009, our Board of Directors approved a 500,000 share increase in our share repurchase program.  On a trade date basis, we repurchased 378,644 shares of our common stock during the three months ended June 30, 2009 at an average price of $31.22 per share and as of June 30, 2009, had remaining authority from our Board of Directors to repurchase 258,970 more shares under our stock repurchase program.  Through July 31, 2009, we have repurchased an additional 135,496 shares of our common stock, on a trade date basis, at an average price of $31.21 per share and had remaining authority from our Board of Directors to repurchase an additional 623,474 shares as of that date.

—	On July 30, 2009, we announced a definitive agreement to acquire Advocate, MD Financial Group Inc., which through its subsidiary is the fourth largest provider of MPL insurance in Texas.

Results of Operations:  Three and Six Months Ended June 30, 2009 compared to Three and Six Months Ended June 30, 2008

Net income was $9.2 million for the three months ended June 30, 2009, or $1.22 per diluted common share, a decrease of 11 percent and an increase of 5 percent, respectively, compared to $10.3 million, or $1.16 per diluted common share, for the three months ended June 30, 2008.  Net income was $17.6 million for the six months ended June 30, 2009, or $2.29 per diluted common share, a decrease of 17 percent and 2 percent, respectively, compared to $21.2 million, or $2.34 per diluted common share, for the six months ended June 30, 2008.  The decline in net income for the three and six months ended June 30, 2009 is primarily the result of a decline in net premiums earned and net investment income and a higher combined ratio in the current year.   See the discussion below for additional information.

Form 10-Q: 35

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Information concerning written premiums and policyholders is summarized in the tables below:

(in thousands)	For the Quarter Ended
	June 30, 2009	Percentage Change	June 30, 2008
Direct premiums written (1)	$36,506	-13%	42,092
Assumed premiums written	—	0%	—
Ceded premiums written	(5,131)	0%	(5,128)
Net premiums written (1)	$31,375	-15%	36,964

(in thousands)	For the Six Months Ended
	June 30, 2009	Percentage Change	June 30, 2008
Direct premiums written (1)	$82,110	-13%	93,947
Assumed premiums written	—	0%	—
Ceded premiums written	(11,476)	7%	(12,397)
Net premiums written (1)	$70,634	-13%	81,550

	As of June 30, 2009	Percentage Change	As of June 30, 2008
Professional liability policyholders in force	13,999	5%	13,316
Professional liability policyholders in force under alternative risk arrangements	227	110%	108
Total professional liability policyholders in force	14,226	6%	13,424

(1)
Includes $0.5 million and $2.0 million of premiums associated with alternative risk arrangements for the three and six months ended June 30, 2009, respectively, compared to $0.3 million and $1.7 million for the comparable periods in 2008, respectively.  Management fees for such arrangements are included in other income.

Direct premiums written declined 13 percent for the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily as the result of lower premium rates in our Florida market and a shift in business mix, offset to some extent by an increase in professional liability policyholders.  Our policyholder retention was 95 percent on a national basis and 96 percent in Florida as of June 30, 2009 and 2008.

Net premiums written declined 15 percent and 13 percent for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily as the result of lower premium rates in our Florida market and a shift in business mix, offset to some extent by an increase in professional liability policyholders.

Form 10-Q: 36

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Net premiums earned declined 12 percent and 13 percent for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The decline in net premiums earned is primarily the result of lower rates in our Florida market and a prior shift in business mix that is now being reflected in net premiums earned.

Net investment income declined 6 percent and 7 percent for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The decline in net investment income is the result of a decline in average invested assets and a lower yield on cash and cash equivalents partially offset by a slight increase in the average yield on fixed income securities.

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the table below.

		For the Quarter Ended		For the Six Months Ended
		June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Loss ratio
Current accident year		71.0%	67.5%	70.9%	67.2%
Prior accident years		-13.3%	-9.3%	-11.8%	-9.7%
Calendar year loss ratio	A	57.7%	58.2%	59.1%	57.5%

Underwriting expense ratio	B	26.5%	21.7%	25.1%	22.0%
Insurance guaranty fund recoveries		-0.9%	-2.0%	-1.0%	-1.8%
Underwriting expense ratio excluding insurance guaranty fund recoveries	C	27.4%	23.7%	26.1%	23.8%

Combined ratio (Sum of A+B)		84.2%	79.9%	84.2%	79.5%

Combined ratio excluding insurance guaranty fund recoveries (Sum of A+C)		85.1%	81.9%	85.2%	81.3%

Net losses and LAE declined 13 percent and 10 percent for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The declines in net losses and LAE are primarily related to the declines in net premiums written and the related provisions for losses and LAE, and an increase in the amount of favorable prior year reserve development over the prior year periods.  The continuation of favorable claim trends resulted in $5.0 million and $9.0 million of favorable prior year development for the three months and six months ended June 30, 2009, respectively, compared to $4.0 million and $8.5 million for the three months and six months ended June 30, 2008, respectively.  The favorable development recognized in 2009 primarily reflects reductions in our estimates of incident to claim development, payment frequency and payment severity for accident years 2005 through 2007 as compared to previous estimates.

Form 10-Q: 37

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Other underwriting expenses increased 7 percent and declined 1 percent for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The increase in other underwriting expenses for the three months is primarily the result of lower recoveries on guaranty fund assessments during the three months ended June 30, 2009 compared to the recoveries received during the three months ended June 30, 2008 and lower ceding commissions.  The decrease in other underwriting expenses for the six months ended June 30, 2009 is primarily the result of lower costs associated with compensation and benefits and lower variable costs for agent commissions and premium taxes as a result of lower premiums earned.  These declines were partially offset by lower recoveries on guaranty fund assessments in 2009 compared to the recoveries received during 2008 and lower ceding commissions.

Selected information concerning our direct professional liability insurance claim data is summarized in the table below.

(in thousands)	For the Six Months Ended
	June 30, 2009	Percentage Change	June 30, 2008
Net paid losses	$33,512	22%	27,550
Less: Net paid losses on assumed business in run-off	501	20%	417
Net paid losses excluding assumed business in run-off	33,011	22%	27,133

Net paid LAE	21,931	-19%	27,088
Less: Net paid LAE on assumed business in run-off	—	-100%	70
Net paid LAE excluding assumed business in run-off	21,931	-19%	27,018

Net paid losses and LAE excluding assumed business in run-off	$54,942	1%	54,151

	For the Six Months Ended
	June 30, 2009	Percentage Change	June 30, 2008
Total professional liability claims reported during the period	388	6%	365
Total professional liability incidents reported during the period	485	-6%	514
Total professional liability claims and incidents reported during the period	873	-1%	879

Total professional liability claims and incidents that remained open	3,423	-5%	3,600

Form 10-Q: 38

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

	For the Six Months Ended
	June 30, 2009	Percentage Change	June 30, 2008
Total professional liability claims closed without indemnity payment	292	4%	280
Total professional liability incidents closed without indemnity payment	350	72%	203
Total professional liability claims and incidents closed without indemnity payment	642	33%	483

Total professional liability claims with indemnity payment	169	16%	146

CWIP ratio on a rolling four quarter basis(1)	37%		32%

CWIP ratio, including incidents, on a rolling four quarter basis (1)	18%		16%

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Net paid losses and LAE, excluding assumed reinsurance contracts in run-off, increased 1 percent for the six months ended June 30, 2009 compared with the same period in 2008.  This increase is due to a 22 percent increase in net paid indemnity partially offset by a 19 percent decrease in paid LAE.  The increase in indemnity paid is primarily due to a higher number of claims with an indemnity payment.  The average payment severity of our claims remains within our expectations. The number of reported claims and incidents for the six months ended June 30, 2009 was 1 percent lower than the comparable period in 2008.  When adjusted for the relative composition of our book of business, the frequency of reported claims remains near historic lows and generally reflects the continued trend of lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  For the four quarters ended June 30, 2009, the CWIP ratio was 37 percent and the CWIP ratio, including incidents, was 18 percent, compared to 32 percent and 16 percent, respectively, for the four quarters ended June 30, 2008.  The CWIP ratios remain within our expectations.  Our inventory of open claims and incidents declined 5 percent.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Form 10-Q: 39

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Income tax expense declined 19 percent and 20 percent for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 primarily due to lower taxable income.  Our effective tax rate was 31 percent and 32 percent for the three and six months ended June 30, 2009, respectively, compared to 33 percent and 32 percent for the same periods in 2008.  Income tax expense for the three and six months ended June 30, 2009 includes a reduction of $0.4 million related to a valuation allowance against our deferred tax assets associated with realized losses on investments.  Excluding the reduction of the valuation allowance our effective tax rate was approximately 33% for the three and six months ended June 30, 2009.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals Insurance Company and Anesthesiologists Professional Assurance Company, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $24.6 million during 2009 without prior regulatory approval.  We have received dividends of $22.0 million from our insurance subsidiaries during the six months ended June 30, 2009 in furtherance of our capital management initiatives.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $6.1 million for the six months ended June 30, 2009 compared to $14.3 million for the six months ended June 30, 2008.  The decline in net cash provided by operating activities is primarily due to lower premium receipts and higher loss and LAE payments.

Net cash provided by investing activities was $23.1 million for the six months ended June 30, 2009 compared to net cash used in investing activities of $6.8 million for the six months ended June 30, 2008.  Net cash provided by investing activities increased during 2009 primarily as a result of transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.  Net sales and maturities of investments were $25.2 million for 2009 compared to net purchases of $6.3 million for 2008.

Net cash used in financing activities was $22.1 million for the six months ended June 30, 2009 compared to $29.7 million for the six months ended June 30, 2008.  The decrease in net cash used in financing activities for 2009 is primarily due to lower share repurchases under our stock repurchase program and lower proceeds from common share issuances.

Form 10-Q: 40

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

As of June 30, 2009, we had cash and investments of $710.6 million.  Included within cash and investments were cash and cash equivalents of $65.6 million and fixed income securities, available-for-sale, with a fair value of approximately $69.0 million with scheduled maturities during the next 12 months.  We believe that our cash and investments as of June 30, 2009, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs, including the proposed acquisition of Advocate, MD Financial Group Inc., for operating purposes for at least the next 12 months.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is dependent on, among other things, market conditions.  The following table summarizes the components of our capital resources as of June 30, 2009 and December 31, 2008.

(in thousands)	As of June 30, 2009	As of December 31, 2008
Long-term debt	$46,083	46,083
Shareholders' equity	$267,438	259,894
Ratio of debt to total capitalization	14.7%	15.1%

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

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.87 percent to 4.90 percent as of June 30, 2009).  We have the option to redeem the senior notes and trust-preferred securities on any quarterly interest payment date, in whole or in part, without premium or penalty.  However, if we elected to redeem our long-term indebtedness, we would be required to unwind our interest rate swaps and any related gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and are due in May and October 2033.

Form 10-Q: 41

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of June 30, 2009 that would give rise to previously undisclosed market, credit or financing risk.  Except as discussed in Item 1. Financial Statements, Note 12, Subsequent Events, regarding our proposed acquisition of Advocate, MD Financial Group Inc., no significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk.  Our market risk sensitive instruments are acquired for purposes other than trading.  There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, except as noted below:

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

Our fixed income securities currently reflect an overall average credit quality of AA-, based on the lower of the available credit ratings from S&P and Moody’s for each investment security in our portfolio.  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  Approximately 43 percent of our fixed income securities consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

As of June 30, 2009, over 99 percent of our fixed income securities were rated by at least one of the following credit rating agencies: Moody’s Investment Services “Moody’s” or Standard & Poor’s “S&P.”  Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor.   In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.

Form 10-Q: 42

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

The following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating.

($ in thousands)	Underlying Credit Rating
	A - AAA	BBB	Below BBB	Not Rated	Total
Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$96,862	9,374	133	226	$106,595

Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$88,145	1,008	5,621	11,821	$106,595

1)
The ratings noted above were determined by using the lower of the available credit ratings from S&P or Moody’s unless the underlying issuer’s stand-alone credit rating was higher than the S&P or Moody’s stated rating, in which case the underlying issuer’s stand-alone credit rating was used.

2)	The ratings noted above were determined by using the lower of the available credit ratings from S&P or Moody’s.

As of June 30, 2009, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee.

($ in thousands)	Value of Fixed-Income Securities Containing a Third-Party Guarantee
Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand-Alone Credit Rating	Total Securities Containing a Third-Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$42,288	3,807	$46,095
Financial Security Assurance	28,237	2,435	30,672
Permanent School Fund	12,849	—	12,849
American Municipal Bond Assurance Corporation	7,196	1,457	8,653
Financial Guaranty Insurance Company	3,182	2,029	5,211
Municipal Bond Insurance Association	—	1,931	1,931
Other guarantors	1,022	162	1,184
Total	$94,774	11,821	$106,595

We do not hold any direct exposures to a financial guarantor in our investment portfolio.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of June 30, 2009 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective at a reasonable assurance level.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Form 10-Q: 43

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2009 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of June 30, 2009, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of June 30, 2009, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have an adverse effect on our consolidated financial condition, results of operations or cash flows.

For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 11, Commitments and Contingencies to this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

1.  The risk factor “Our revenues may fluctuate with interest rates, investment results and developments in the securities markets” has been updated to read as follows:

Form 10-Q: 44

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed-income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities.  Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities deemed other-than-temporary.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of our consolidated assets and a multiple of our shareholders’ equity, further adverse changes in economic conditions could result in additional other-than-temporary impairments that are material to our financial condition and operating results.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2009.

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

Form 10-Q: 45

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

The following table summarizes our common stock repurchases on a trade date basis for the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
April 1-30, 2009
Repurchase programs *	87,473	$33.30	87,473	550,141
Employee transactions **	—	$—	n/a	n/a

May 1-31, 2009
Repurchase programs *	134,471	$29.37	134,471	415,670
Employee transactions **	—	$—	n/a	n/a

June 1-30, 2009
Repurchase programs *	156,700	$31.65	156,700	258,970
Employee transactions **	—	$—	n/a	n/a

Total	378,644	$31.22	378,644	258,970

*
Our Board of Directors approved our share repurchase program in July 2006 and approved increases of 500,000 shares each in December 2006, in July and August 2007, in April, June and November 2008, and in March and July 2009.  We publicly announced the program on August 8, 2006 and announced the increases in our reports filed with the SEC as follows:  current report on Form 8-K filed on December 22, 2006, quarterly reports on Form 10-Q filed on November 2, 2007, April 30, 2008, July 30, 2008, and May 6, 2009, and this report on Form 10-Q, and our annual report on Form 10-K filed on March 4, 2009.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2009.

**	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

FPIC’s Annual Meeting of Shareholders (the “Meeting”) was held on June 5, 2009.  At the Meeting, the following items were passed by the votes shown.

Form 10-Q: 46

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Directors Elected at the Meeting:

	Votes For	Votes Withheld
Richard J. Bagby, M.D	6,174,150	144,138
Robert O. Baratta, M.D.	6,083,774	234,514
John R. Byers	5,957,815	360,473
Terence P. McCoy, M.D.	6,206,935	111,353

Incumbent Directors continuing after the Meeting:

John K. Anderson, Jr.	John G. Rich
M.C. Harden, III	Joan D. Ruffier
Kenneth M. Kirschner	David M. Shapiro, M.D.

Ratification of the appointment of PricewaterhouseCoopers LLP as FPIC’s independent registered certified public accounting firm for 2009:

For	6,255,354
Against	54,104
Abstain	8,830
Total	6,318,288

Ratification of the appointment of PricewaterhouseCoopers LLP as FPIC’s independent registered certified public accounting firm for 2009 was approved by vote of the shareholders of FPIC at the Meeting.

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

Form 10-Q: 47

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPIC Insurance Group, Inc.

August 5, 2009	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 48

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Exhibit Index to Form 10-Q
For the Quarter Ended June 30, 2009

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

Form 10-Q: 49