Form 10-Q
period 2009-09-30
FPIC INSURANCE GROUP INC
filed 2009-11-04
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________

Commission file number 1-11983

FPIC Insurance Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3359111
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1000 Riverside Avenue, Suite 800 Jacksonville, Florida 32204 (904) 354-2482 www.fpic.com

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
Large Accelerated Filer ☐                                    Accelerated Filer ☑                                      Non-accelerated Filer ☐

●	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

●	As of October 30, 2009, there were 6,784,901 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to the 2009 Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2009

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position (unaudited)

(in thousands, except shares authorized, issued and outstanding)	As of	As of
	September 30, 2009	December 31, 2008
Assets
Investments:
Fixed income securities, available-for-sale	$617,071	637,154
Equity securities, available-for-sale	11,647	10,934
Other invested assets	8,879	6,097
Total investments (Note 4)	637,597	654,185

Cash and cash equivalents	80,933	58,480
Premiums receivable (net of an allowance of $300 as of September 30, 2009 and December 31, 2008)	56,114	60,907
Accrued investment income	6,760	7,818
Reinsurance recoverable on paid losses	6,403	2,065
Due from reinsurers on unpaid losses and advance premiums	131,571	135,851
Ceded unearned premiums	10,717	10,082
Deferred policy acquisition costs	9,447	9,476
Deferred income taxes	27,346	40,580
Goodwill	10,833	10,833
Other assets	7,108	7,708
Total assets	$984,829	997,985

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$533,407	555,848
Unearned premiums	98,652	98,665
Reinsurance payable	2,196	663
Paid in advance and unprocessed premiums	4,545	9,498
Total policy liabilities and accruals	638,800	664,674

Long-term debt	46,083	46,083
Other liabilities	23,845	27,334
Total liabilities	708,728	738,091

Commitments and contingencies (Note 11)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 6,824,901 and 7,803,298 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	682	780
Additional paid-in capital	—	—
Retained earnings	265,598	271,503
Accumulated other comprehensive income (loss), net	9,821	(12,389)
Total shareholders' equity	276,101	259,894
Total liabilities and shareholders' equity	$984,829	997,985

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 3

FPIC Insurance Group, Inc.
Consolidated Statements of Income (unaudited)
(in thousands, except earnings per common share)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues
Net premiums earned	$39,468	42,063	$115,548	129,179
Net investment income	6,702	7,641	21,043	22,988
Net realized investment gains (losses)	373	(5,402)	1,339	(5,524)
Other income	193	149	373	347
Total revenues	46,736	44,451	138,303	146,990

Expenses
Net losses and loss adjustment expenses	23,335	24,663	68,315	74,720
Other underwriting expenses	10,340	9,118	29,441	28,357
Interest expense on debt	911	909	2,709	2,905
Other expenses	—	114	—	122
Total expenses	34,586	34,804	100,465	106,104

Income before income taxes	12,150	9,647	37,838	40,886
Less: Income tax expense	3,683	3,160	11,792	13,244
Income from continuing operations	8,467	6,487	26,046	27,642

Discontinued Operations
Gain on disposal of discontinued operations (net of income taxes)	411	—	411	—
Discontinued operations	411	—	411	—

Net income	$8,878	6,487	$26,457	27,642

Basic earnings per common share:
Income from continuing operations	$1.21	0.78	$3.54	3.21
Discontinued operations	0.06	—	0.06	—
Net income	$1.27	0.78	$3.60	3.21
Basic weighted-average common shares outstanding	6,991	8,291	7,346	8,608

Diluted earnings per common share:
Income from continuing operations	$1.18	0.76	$3.48	3.12
Discontinued operations	0.06	—	0.05	—
Net income	$1.24	0.76	$3.53	3.12
Diluted weighted-average common shares outstanding	7,136	8,532	7,494	8,865

Net realized investment gains (losses):
Net realized investment gains (losses) before credit related impairments	$852	(636)	$3,173	(617)

Total other-than-temporary impairments on investments	(479)	(4,766)	(1,834)	(4,907)
Portion of other-than-temporary impairments recognized in other comprehensive loss	—	—	—	—
Credit related impairments included in net realized investment gains (losses)	(479)	(4,766)	(1,834)	(4,907)
Net realized investment gains (losses)	$373	(5,402)	$1,339	(5,524)

The accompanying notes are an integral part of the unaudited consolidated financial statements.
Form 10-Q: 4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income	Total
Balances at December 31, 2008	7,803,298	$780	—	271,503	(12,389)		259,894

Net income	—	—	—	26,457	—	26,457	26,457
Other comprehensive income, net of tax
Unrealized gain on invested assets, net of tax	—	—	—	—	21,605	21,605	21,605
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	382	382	382
Prior service cost	—	—	—	—	2	2	2
Net gain on pension plan	—	—	—	—	221	221	221
Other comprehensive income						22,210
Comprehensive income						48,667

Issuance of restricted stock	27,045	3	1,974	—	—		1,977
Issuance of common shares	81,743	8	932	—	—		940
Repurchase of common shares	(1,087,185)	(109)	(4,172)	(32,362)	—		(36,643)
Share-based compensation	—	—	505	—	—		505
Income tax reductions relating to exercise of stock options	—	—	761	—	—		761
Balances as of September 30, 2009	6,824,901	$682	—	265,598	9,821		276,101

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 5

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited), continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income	Total
Balances at December 31, 2007	8,949,401	$895	—	295,586	(884)		295,597

Net income	—	—	—	27,642	—	27,642	27,642
Other comprehensive income, net of tax
Unrealized loss on invested assets, net of tax	—	—	—	—	(14,951)	(14,951)	(14,951)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	43	43	43
Prior service cost	—	—	—	—	21	21	21
Transition obligation	—	—	—	—	4	4	4
Net gain on pension plan	—	—	—	—	10	10	10
Other comprehensive income						(14,873)
Comprehensive income						12,769

Cumulative adjustment to adopt FAS 158 measurement date provisions	—	—	—	(89)	(58)		(147)
Issuance of restricted stock	27,517	3	1,674	—	—		1,677
Issuance of common shares	332,320	33	6,587	—	—		6,620
Repurchase of common shares	(1,049,475)	(105)	(11,148)	(36,366)	—		(47,619)
Share-based compensation	—	—	585	—	—		585
Income tax reductions relating to exercise of stock options	—	—	2,302	—	—		2,302
Balances at September 30, 2008	8,259,763	$826	—	286,773	(15,815)		271,784

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 6

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Operating Activities
Net cash provided by operating activities	$8,081	16,382

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	82,903	112,471
Maturities of fixed income securities, available-for-sale	58,785	29,005
Sales of equity securities, available-for-sale	393	—
Maturities of short-term investments	—	1,270
Sales of other invested assets	192	6
Sales of property and equipment	32	2
Purchases of
Fixed income securities, available-for-sale	(89,385)	(124,988)
Equity securities, available-for-sale	(223)	(1,500)
Other invested assets	(3,030)	(404)
Property and equipment	(336)	(133)
Net cash provided by investing activities	49,331	15,729

Financing Activities
Issuance of common stock	940	6,620
Repurchase of common stock	(36,643)	(47,619)
Excess tax benefits from share-based compensation	744	2,302
Net cash used in financing activities	(34,959)	(38,697)

Net increase (decrease) in cash and cash equivalents	22,453	(6,586)
Cash and cash equivalents at beginning of period	58,480	70,229
Cash and cash equivalents at end of period	$80,933	63,643

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (the “Codification”) became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  As of the effective date, the Codification supersedes all then-existing nonSEC accounting and reporting standards.  All other nongrandfathered, nonSEC accounting literature not included in the Codification will no longer be authoritative.

As a result of the Codification, the FASB will no longer issue new standards in the form of Accounting Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

Form 10-Q: 8

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

GAAP is not intended to be changed as a result of the Codification, but it does change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods. We have implemented the Codification in this quarterly report by providing references to the Codification where appropriate.

In June 2009, the FASB issued guidance on the Consolidation of Variable Interest Entities.  The new guidance addresses (1) the effects on certain provisions of the accounting guidance as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  The new accounting guidance is effective for us beginning January 1, 2010.  Earlier application is prohibited. The adoption is not expected to have an impact on our consolidated financial statements.

In June 2009, the FASB issued guidance on Accounting for Transfers of Financial Assets.  The objective of the new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The FASB undertook this project to address (1) practices that have developed since the issuance of previous guidance on the Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  The new accounting guidance is effective for us beginning January 1, 2010 and must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  Earlier application is prohibited.  The adoption is not expected to have an impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on Subsequent Events.  The objective of the new guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the new guidance sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The new accounting guidance is effective for interim reporting periods ending after June 15, 2009.  We adopted the new guidance effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 12, Subsequent Events, to the consolidated financial statements included herein.  The adoption did not have an impact on our consolidated financial statements.

Form 10-Q: 9

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

In March 2008, the FASB issued guidance on Disclosures about Derivative Instruments and Hedging Activities.  The new guidance amends and expands the disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  We adopted the provisions of the guidance effective January 1, 2009.  As a result of the adoption, we expanded our disclosures regarding derivative instruments and hedging activities within Note 10, Derivative Instruments and Hedging Strategies, to the consolidated financial statements included herein.

In June 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The new guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method.  We have granted restricted stock awards under our share-based compensation plans that are considered participating securities under the new guidance.  We adopted the guidance effective January 1, 2009.  The adoption had the following impact on earnings per common share and weighted-average shares outstanding:

(in thousands, except earnings per common share)	Basic earnings per common share:	Basic weighted- average common shares outstanding	Diluted earnings per common share:	Diluted weighted- average common shares outstanding
For the Quarter Ended
Revised, September 30, 2008	$0.78	8,291	$0.76	8,532
Original, September 30, 2008	0.79	8,217	0.76	8,482
Increase (Decrease)	$(0.01)	74	$—	50

For the Nine Months Ended
Revised, September 30, 2008	$3.21	8,608	$3.12	8,865
Original, September 30, 2008	3.24	8,532	3.14	8,810
Increase (Decrease)	$(0.03)	76	$(0.02)	55

In April 2009, the FASB issued guidance on Interim Disclosures about Fair Value of Financial Instruments.  This new guidance relates to fair value disclosures for financial instruments currently not reflected at fair value on the statement of financial position of public companies.  Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed once per year.  The guidance now requires these disclosures on an interim basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the statement of financial position of public companies at fair value.  The new guidance is effective for interim reporting periods ending after June 15, 2009.  We adopted the guidance effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 3, Fair Value of Financial Instruments, to the consolidated financial statements included herein.  The adoption did not have a material impact on our consolidated financial statements.

Form 10-Q: 10

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

In April 2009, the FASB issued guidance on Recognition and Presentation of Other-Than-Temporary Impairments.  The new guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The new guidance is effective for interim reporting periods ending after June 15, 2009.  We adopted the guidance effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 4, Investments, to the consolidated financial statements included herein.  The adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance on Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.  The new guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales and reaffirms the objective of fair value, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The new guidance is effective for interim reporting periods ending after June 15, 2009.  We adopted the guidance effective April 1, 2009.  The adoption did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued guidance on Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.  The objective of the new guidance is to provide clarification for the fair value measurement of liabilities, specifically providing clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using certain prescribed techniques.  Techniques highlighted include using 1) the quoted price of the identical liability when traded as an asset, 2) quoted prices for similar liabilities or similar liabilities when traded as assets, or 3) another valuation technique that is consistent with the principles of fair value measurements.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Finally, the guidance clarifies that both a quoted price in an active market for the identical liability and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance is effective for the first reporting period (including interim periods) beginning after August 25, 2009.  The adoption is not expected to have a material impact on our consolidated financial statements.

Significant Accounting Policies

Our significant accounting policy on investments is presented below and has been updated due to our adoption of the accounting guidance for Recognition and Presentation of Other-Than-Temporary Impairments effective April 1, 2009.

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

See Note 4, Investments, for additional disclosures concerning investments.

2.	Fair Value Measurements

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

The fair value hierarchy prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.

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

On a quarterly basis, we obtain and review the pricing methodology of our pricing service to ensure that our fair value designations are classified in accordance with the fair value hierarchy.  Our pricing service provides a single price per security. We review the results of our pricing service for reasonableness each quarter by comparing market values reported on an overall portfolio basis to those obtained from our external investment manager to determine if the market value reported by our pricing service appears reasonable.  We also independently verify a sample of selected prices provided by our pricing service by tracing them to market observable data.  In addition, our investment accounting service provider provides us with an annual SAS 70 report that describes procedures surrounding the compilation and reporting of security prices obtained from our pricing service.  We may adjust the valuation of securities from the independent pricing service if we believe a security’s price does not fairly represent the market value of the investment.  For example, when market observable data is not as readily available or if the security trades in an inactive market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing. To date, we have not adjusted any prices supplied by our pricing service.

All securities priced by our pricing service using an exchange traded price are designated by us as Level 1.   We designate as Level 2 those securities not actively traded on an exchange for which our pricing service utilizes multiple verifiable observable inputs.   For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from our pricing service.

Cash equivalents

•
Cash equivalents include liquid instruments with an original maturity of three months or less when acquired.  Instruments, typically mutual funds that trade in active markets are classified within Level 1 as their fair value is based on quoted market prices for identical assets as of the reporting date.  Other instruments, typically Treasury securities, are classified in Level 2 because they trade in less active markets.  Their fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads.

Fixed income securities, available for sale

•
For fixed income securities that trade in less active markets, fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes and issuer spreads.  These fixed income securities are classified within Level 2.

•	Fixed income securities for which pricing is based solely on non-binding broker/dealer quotes with inputs less observable are classified within Level 3.

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

Derivative financial instruments

•
Our derivative instruments, principally interest rate swaps, are valued using models that primarily use market observable inputs and are classified as Level 2 as their fair value is largely based on observable inputs over the life of the swaps in a liquid market. The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the three month London Interbank Offered Rate (“LIBOR”) at the date of the valuation.  Pricing inputs include bid-ask spreads and current market prices for an underlying instrument.

Form 10-Q: 15

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table presents disclosures about fair value measurements at September 30, 2009 and December 31, 2008 for assets and liabilities measured at fair value on a recurring basis.

(in thousands)	September 30, 2009
	Fair Value Measurements Using:			Netting	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	at Fair Value
Assets
Fixed income securities, available-for-sale	$—	617,071	—	—	617,071
Equity securities, available-for-sale	11,161	486	—	—	11,647
Other invested assets	3,143	—	76	—	3,219
Total	$14,304	617,557	76	—	631,937

Liabilities
Derivative financial instruments	$—	2,925	—	(2,120)	805
Total	$—	2,925	—	(2,120)	805

(in thousands)	December 31, 2008
	Fair Value Measurements Using:			Netting	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	at Fair Value
Assets
Fixed income securities, available-for-sale	$—	637,154	—	—	637,154
Equity securities, available-for-sale	10,551	383	—	—	10,934
Other invested assets	851	—	84	—	935
Total	$11,402	637,537	84	—	649,023

Liabilities
Derivative financial instruments	$—	3,547	—	(2,940)	607
Total	$—	3,547	—	(2,940)	607

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counterparties.

Form 10-Q: 16

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table presents disclosures about fair value measurements at September 30, 2009 and 2008 using significant unobservable inputs (Level 3).

(in thousands)	For the Quarter Ended
	September 30, 2009		September 30, 2008
	Fixed Income Securities, available-for- sale	Other Invested Assets	Fixed Income Securities, available-for- sale	Other Invested Assets
Beginning balance	$—	88	1,965	375
Total gains or losses (realized / unrealized)
Included in net income	—	16	—	(296)
Included in other comprehensive income	—	(11)	25	(9)
Purchases, issuances and settlements	—	(17)	(176)	11
Transfers in and / or out of Level 3	—	—	1	—
Ending balance	$—	76	1,815	81

(in thousands)	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Fixed Income Securities, available-for- sale	Other Invested Assets	Fixed Income Securities, available-for- sale	Other Invested Assets
Beginning balance	$—	84	3,359	553
Total gains or losses (realized / unrealized)
Included in net income	—	16	—	(442)
Included in other comprehensive income	—	(32)	10	(34)
Purchases, issuances and settlements	—	8	287	4
Transfers in and / or out of Level 3	—	—	(1,841)	—
Ending balance	$—	76	1,815	81

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three and nine months ended September 30, 2009 and 2008 for Level 3 assets or liabilities that were still held at September 30, 2009 and 2008.

(in thousands)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Fixed Income Securities, available-for-sale	$—	—	—	—
Other Invested Assets	$—	(296)	—	(350)

Form 10-Q: 17

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings and other comprehensive income for Level 3 assets or liabilities during the three and nine months ended September 30, 2009 and 2008.

(in thousands)	For the Quarter Ended
	September 30, 2009		September 30, 2008
	Fixed Income Securities, available-for- sale	Other Invested Assets	Fixed Income Securities, available-for- sale	Other Invested Assets
Total gains or losses (realized / unrealized)
Included in net income	$—	16	—	(296)
Included in other comprehensive income	$—	(11)	25	(9)

(in thousands)	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Fixed Income Securities, available-for- sale	Other Invested Assets	Fixed Income Securities, available-for- sale	Other Invested Assets
Total gains or losses (realized / unrealized)
Included in net income	$—	16	—	(442)
Included in other comprehensive income	$—	(32)	10	(34)

3.	Fair Value of Financial Instruments

The accounting guidance on the Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option has not been elected.  The fair values of such instruments have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates.  Different assumptions could significantly affect these estimated fair values.  Accordingly, the net realizable values could be materially different from the estimates presented below.  In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of FPIC as a whole.  The accounting guidance does not require the disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets.

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

The carrying value and fair value of financial instruments at September 30, 2009 and December 31, 2008 are presented in the table below.

	As of
(in thousands)	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Other invested assets	$4,302	4,302	2,018	2,018
Cash	80,933	80,933	58,480	58,480
Total financial assets	$85,235	85,235	60,498	60,498

Financial liabilities:
Long-term debt	$46,083	47,421	46,083	35,976
Total financial liabilities	$46,083	47,421	46,083	35,976

Form 10-Q: 19

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

4.	Investments

The amortized cost and fair value of our investments were as follows:

(in thousands)	As of
	September 30, 2009
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale
Issued by the U.S. Treasury and Other U.S. Government Corporations and agencies	$35,125	1,255	(363)	36,017
States, municipalities and political subdivisions	248,619	10,412	(20)	259,011
Corporate debt securities	169,458	10,475	(623)	179,310
Residential mortgage-backed securities	66,676	2,544	(2,047)	67,173
Commercial mortgage-backed securities	35,691	1,098	(3,043)	33,746
Asset-backed securities	40,456	1,443	(85)	41,814
Equity securities, available-for-sale	10,584	1,063	—	11,647
Other invested assets	8,916	—	(37)	8,879
Total fixed income and equity securities, available-for-sale and other invested assets	$615,525	28,290	(6,218)	637,597

Realized investment gains and losses are determined on the basis of specific identification.

(in thousands)	For the Quarter Ended
	September 30, 2009
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale
Issued by the U.S. Treasury and Other U.S. Government Corporations and agencies	$—	—	—	—	110
States, municipalities and political subdivisions	178	—	—	178	27,091
Corporate debt securities	505	(4)	(479)	22	5,678
Residential mortgage-backed securities	30	—	—	30	4,352
Asset-backed securities	5	—	—	5	4,169
Other invested assets	138	—	—	138	15
Total fixed income and equity securities, available-for-sale and other invested assets	$856	(4)	(479)	373	41,415

Form 10-Q: 20

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the Nine Months Ended
	September 30, 2009
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale
Issued by the U.S. Treasury and Other U.S. Government Corporations and agencies	$1,103	—	—	1,103	14,546
States, municipalities and political subdivisions	1,064	(39)	—	1,025	78,686
Corporate debt securities	835	(73)	(621)	141	25,119
Residential mortgage-backed securities	76	—	(748)	(672)	13,086
Commercial mortgage-backed securities	—	—	(465)	(465)	—
Asset-backed securities	11	—	—	11	10,251
Equity securities, available-for-sale	139	(149)	—	(10)	393
Other invested assets	272	(66)	—	206	192
Total fixed income and equity securities, available-for-sale and other invested assets	$3,500	(327)	(1,834)	1,339	142,273

The following table presents the change in other-than-temporary credit related impairment charges on fixed income securities.  Based on our understanding of the market situation and the deterioration in fundamentals of our other-than-temporarily impaired securities held as of July 1, 2009, we determined that the underlying creditworthiness of the securities to be the primary driver in considering them to be other-than-temporarily impaired.  Therefore, no other-than-temporary impairment charges were taken due to any factors other than credit.  All of our other-than-temporary impairment charges were recognized in earnings and no transition adjustment was necessary.

(in thousands)
Credit related impairments on fixed income securities as of July 1, 2009	$(1,355)
Credit related impairments not previously recognized	(479)
Credit related impairments on fixed income securities as of September 30, 2009	$(1,834)

Form 10-Q: 21

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table summarizes, for all fixed income and equity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$2,204	(61)	11,234	(562)	13,438	(623)
State, municipalities and political subdivisions	1,073	—	500	(20)	1,573	(20)
Mortgage-backed and asset-backed securities	1,483	(212)	33,266	(4,963)	34,749	(5,175)
U.S. Government agencies and authorities	12,696	(363)	—	—	12,696	(363)
Equity securities, available-for-sale	—	—	—	—	—	—
Total available-for-sale investments	$17,456	(636)	45,000	(5,545)	62,456	(6,181)

At September 30, 2009, our investment portfolio experienced unrealized losses primarily as a result of fluctuation in interest rates, significant volatility in financial markets, and credit related concerns of certain securities due to current economic conditions.  During the third quarter of 2009, we have seen a continued recovery in our respective portfolio positions.  Any credit related concerns have been considered through our other-than-temporary impairment evaluation.  We determined that a fixed income security was other-than-temporarily impaired during our evaluation of the investment portfolio as of September 30, 2009.  This security was written down to its fair value as of September 30, 2009.  Our investment portfolio had an overall average credit quality of AA, based on the lower of the available credit ratings from S&P and Moody’s for each investment security in our portfolio.

Net investment income was as follows:

(in thousands)	For the Quarter Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2009
Fixed income securities, available-for-sale and short-term investments	$6,985	21,847
Equity securities, available-for-sale	89	317
Other invested assets	180	539
Cash and cash equivalents	18	114
Total investment income	7,272	22,817
Less: Investment expense	(570)	(1,774)
Net investment income	$6,702	21,043

Form 10-Q: 22

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The amortized cost and fair value of fixed income securities by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	September 30, 2009
	Amortized Cost	Fair Value
Due in one year or less	$63,472	64,325
Due after one year through five years	214,894	224,407
Due after five years through ten years	133,054	141,094
Due after ten years	41,782	44,512
	453,202	474,338
Mortgage-backed and asset-backed securities	142,823	142,733
Total fixed income securities, available-for-sale	$596,025	617,071

5.	Earnings per Common Share

Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except earnings per common share)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income from continuing operations	$8,467	6,487	$26,046	27,642
Discontinued operations	411	—	411	—
Net income	$8,878	6,487	$26,457	27,642

Basic earnings per common share
Income from continuing operations	$1.21	0.78	$3.54	3.21
Discontinued operations	0.06	—	0.06	—
Basic earnings per common share	$1.27	0.78	$3.60	3.21

Diluted earnings per common share
Income from continuing operations	$1.18	0.76	$3.48	3.12
Discontinued operations	0.06	—	0.05	—
Diluted earnings per common share	$1.24	0.76	$3.53	3.12

Basic weighted-average shares outstanding	6,991	8,291	7,346	8,608
Common stock equivalents (1)	145	241	148	257
Diluted weighted-average shares outstanding	7,136	8,532	7,494	8,865

Form 10-Q: 23

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(1)
Outstanding stock options totaling 100,722 for both the three and nine months ended September 30, 2009 and outstanding stock options totaling 33,249 and 37,764 for the three and nine months ended September 30, 2008, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for all grants of stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

6.	Liability for Losses and LAE

We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  Each actuarial technique is applied in a consistent manner from period to period and the techniques encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.  Estimating loss and LAE reserves is a complex process and changes in key assumptions or trends could result in a significant change in our reserve estimates.  Given the magnitude of our reserves, even relatively small changes in our estimates for factors such as the number of claims we expect to pay or the amount we expect to ultimately pay for such claims could have a significant impact on our reserves and, correspondingly, our financial position, results of operations and cash flows.  For additional information regarding our liability for losses and LAE see Note 6, Liability for Losses and LAE, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

As a result of the continuation of favorable claim results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $5.0 million and $14.0 million for the three and nine months ended September 30, 2009, respectively, and $4.0 million and $12.5 million for the three and nine months ended September 30, 2008, respectively. The favorable development recognized in 2009 reflects a decline in expected ultimate losses primarily for the 2005 through 2007 accident years as a result of reductions in our estimates of incident to claim development, payment frequency and payment severity for those accident years as compared to previous estimates.

Form 10-Q: 24

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

7.	Reinsurance

The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are shown below.

(in thousands)	For the Quarter Ended
	September 30, 2009		September 30, 2008
	Written	Earned	Written	Earned
Direct premiums	$51,348	45,663	$55,757	48,211
Assumed premiums	58	58	(6)	(6)
Ceded premiums	(7,141)	(6,253)	(6,926)	(6,142)
Net premiums	$44,265	39,468	$48,825	42,063

(in thousands)	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Written	Earned	Written	Earned
Direct premiums	$133,458	133,471	$149,704	147,202
Assumed premiums	58	58	(6)	(6)
Ceded premiums	(18,616)	(17,981)	(19,323)	(18,017)
Net premiums	$114,900	115,548	$130,375	129,179

(in thousands)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Losses and LAE	$30,347	28,648	83,131	86,377
Reinsurance recoveries	(7,012)	(3,985)	(14,816)	(11,657)
Net losses and LAE	$23,335	24,663	68,315	74,720

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of September 30, 2009 and December 31, 2008, our receivable from reinsurers, net of amounts due, was $146.5 million and $147.3 million, respectively.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

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

The following table summarizes data for stock options outstanding and exercisable as of September 30, 2009:

	Options Outstanding					Options Exercisable
Range of Prices per Share	Vested Number of Shares	Nonvested Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Total Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
$0.00-11.99	40,763	—	$9.87	1.5		40,763	$9.87
$12.00-15.99	138,878	—	13.66	2.4		138,878	13.66
$16.00-19.99	6,500	—	17.17	0.3		6,500	17.17
$20.00-35.99	176,224	—	27.39	4.7		176,224	27.39
$36.00-60.99	54,246	27,123	39.37	7.3		54,246	39.37
	416,611	27,123	$23.53	4.1	$ 4,970	416,611	$22.50	$ 4,970

The following table presents the status of, and changes in, performance units and restricted stock:

	Performance Units and Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Nonvested, January 1, 2009	106,251	$40.84
Granted	63,114	46.43
Vested	(32,891)	41.01
Forfeited	—	—
Nonvested, September 30, 2009	136,474	$40.65	0.9	$ 4,579

As of September 30, 2009, there was $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of approximately 0.8 years.  The compensation cost related to our share-based awards that were charged to other underwriting expense was $0.9 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and $2.5 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively.

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

(in thousands)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost of benefits earned during the period	$139	254	$417	762
Interest cost on projected benefit obligation	148	179	444	537
Expected return on plan assets	(76)	(109)	(229)	(329)
Amortization of net loss	119	5	359	16
Amortization of prior service cost	1	12	3	36
Amortization of net transition obligation	—	2	—	6
Net periodic pension cost	$331	343	$994	1,028

We contributed $0.1 million and $1.1 million to our employee benefit plans during the three and nine months ended September 30, 2009, respectively.  We currently anticipate contributing an additional $0.2 million to these plans during the remainder of 2009 for total contributions of $1.3 million.

10.	Derivative Instruments and Hedging Strategies

We use hedging contracts to manage the risk of our exposure to interest rate changes associated with our variable rate debt. All of our designated hedging instruments are considered to be cash flow hedges.  Our derivative transactions represent a hedge of specified cash flows.  As a result, these interest rate swaps are derivatives and were designated as cash flow hedging instruments at the initiation of the swaps.  We formally document qualifying hedged transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction.  At the end of each period, the interest rate swaps are recorded in the consolidated statement of financial position at fair value, in other assets if the hedge is an asset position, or in other liabilities if it is in a liability position. Any related increases or decreases in fair value are recognized in our consolidated statement of financial position in accumulated other comprehensive income.

We consider our interest rate swaps to be a Level 2 measurement under the fair value hierarchy, as their fair value is largely based on observable inputs over the life of the swaps in a liquid market. The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the three month LIBOR rate at the date of the valuation.  The valuation of the interest rate swap can be sensitive to changes in current and future three month LIBOR rates, which can have a material impact on the fair value of the derivatives. However, as these swaps are used to manage our cash outflows, these changes will not materially impact our liquidity and capital resources.  Furthermore, since the interest rate swaps are deemed as effective hedging instruments, these changes do not impact income from operations.

Form 10-Q: 27

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage this risk, we have entered into several interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of September 30, 2009, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

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

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with the accounting guidance for offsetting of receivables and payables and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of September 30, 2009 and December 31, 2008, the cash collateral paid to our counterparty was $2.1 million and $2.9 million, respectively.

Assessment of hedge effectiveness.  We assess the effectiveness of our interest rate swaps on a quarterly basis.  We have considered the impact of credit market conditions in assessing the risk of counterparty default.  We believe that it is likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result continue to deem the swaps as effective hedging instruments.  We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.  Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivatives and have assessed that our cash flow hedges have no ineffectiveness, as determined by the hypothetical derivative method.  If the hedge on any of the interest rate swaps was deemed ineffective, or extinguished by either party, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.

Form 10-Q: 28

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

At September 30, 2009, the fair value of our derivative instruments was recorded as follows:

Cash flow hedges designated as effective hedging instruments:
(in thousands)		Liability Derivatives
	Notional	Balance Sheet	September 30, 2009	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(336)	0.36%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,094)	0.44%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,180)	0.50%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(315)	0.36%	2.74%	11/23/2011
			$(2,925)

(1)	Based on the three month LIBOR.

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2009 was as follows:

Derivatives in cash flow hedging relationships:
	For the Quarter Ended
	September 30, 2009
	Amount of gain / (loss) recognized in other comprehensive income on the derivative	Location of gain / (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain / (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)	(Effective portion)	(Effective portion - in thousands)
Interest Rate Swap - A	$(56)	Interest expense	$(44)
Interest Rate Swap - B	(185)	Interest expense	(130)
Interest Rate Swap - C	(205)	Interest expense	(132)
Interest Rate Swap - D	(66)	Interest expense	(56)
	$(512)		$(362)

	For the Nine Months Ended
	September 30, 2009
	Amount of gain / (loss) recognized in other comprehensive income on the derivative	Location of gain / (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain / (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)	(Effective portion)	(Effective portion - in thousands)
Interest Rate Swap - A	$85	Interest expense	$(107)
Interest Rate Swap - B	289	Interest expense	(330)
Interest Rate Swap - C	267	Interest expense	(329)
Interest Rate Swap - D	(19)	Interest expense	(122)
	$622		$(888)

There was no ineffectiveness recognized in net income for our derivative instruments during the three and nine months ended September 30, 2009.

Form 10-Q: 29

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

11.	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  Our primary excess of loss reinsurance program includes an additional level of coverage for claims in excess of policy limits.  (For additional information regarding this reinsurance coverage see Note 7, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2008.)  An award for a bad faith claim against one of our subsidiaries in excess of the applicable reinsurance could have a material adverse affect on our financial condition, results of operations or cash flows.  We have evaluated such exposures as of September 30, 2009, and believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.

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

Form 10-Q: 30

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

12.	Discontinued Operations

Discontinued operations consist of our former third party administration operations, which included our former wholly owned subsidiary, Employers Mutual, Inc.  For additional information on our discontinued operations, see Item 8.  Financial Statements and Supplementary Data, Note 18, Discontinued Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Financial data related to our discontinued operations is summarized in the table below.

(in thousands, except earnings per common share)	For the Quarter Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Total revenues	$—	—	$—	—

Total expenses	$—	—	$—	—

Income from discontinued operations (net of income taxes)	$—	—	$—	—
Gain on disposal of discontinued operations (net of income taxes)	411	—	411	—
Discontinued operations	$411	—	$411	—

Basic earnings per common share:
Discontinued operations	$0.06	—	$0.06	—
Basic weighted average common shares outstanding	6,991	8,291	7,346	8,608

Diluted earnings per common share:
Discontinued operations	$0.06	—	$0.05	—
Diluted weighted average common shares outstanding	7,136	8,532	7,494	8,865

13.	Subsequent Events

We have performed an evaluation of subsequent events through November 4, 2009, which is the date the financial statements were issued.  No subsequent events requiring disclosure were noted during our evaluation.

Form 10-Q: 31

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three and nine months ended September 30, 2009, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 4, 2009.

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

Form 10-Q: 32

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
xv)	The completion of the acquisition of Advocate, MD Financial Group Inc. ("Advocate, MD"); and
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

Our significant accounting policy on investments is presented below and has been updated due to our adoption of the accounting guidance for Recognition and Presentation of Other-Than-Temporary Impairments effective April 1, 2009.

Investments – Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed income securities.  Our fixed income securities, equity investments and short-term investments are carried at their fair values and accounted for $628.7 million or 99 percent of our total investments and 64 percent of our total assets as of September 30, 2009, compared to $648.1 million or 99 percent of our total investments and 65 percent of our total assets as of December 31, 2008.  Unrealized gains or losses in their fair values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive income.  Gross unrealized investment gains were $28.3 million and gross unrealized investment losses were $6.2 million as of September 30, 2009 compared to gross unrealized investment gains of $11.8 million and gross unrealized investment losses of $24.3 million as of December 31, 2008.

Form 10-Q: 33

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

For fixed income securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss as a charge to realized investment gains (losses) included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.  The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the fixed income security. Subsequent to recognition of a credit related impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

Form 10-Q: 34

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

Form 10-Q: 35

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Recent Trends and Other Developments

(Comparisons are made to the comparable period(s) in 2008 unless otherwise indicated)

—	Our national and Florida policyholder retention was 95 percent and 96 percent, respectively, compared to 96 percent national retention and Florida retention for the comparable period in 2008.
—
Our professional liability policyholders, excluding alternative risk arrangements, increased 4 percent to 14,254 policyholders as of September 30, 2009 from 13,691 policyholders as of September 30, 2008.

—
As a result of the continuation of favorable claim results as compared to previous estimates, we recognized favorable net loss development related to previously established reserves of $5.0 million and $14.0 million for the three and nine months ended September 30, 2009, respectively, compared to $4.0 million and $12.5 million for the same periods in 2008.  As the result of the decline in premiums earned resulting from lower Florida premium rates, our current accident year loss ratio for the nine months ended September 30, 2009 increased to 71.2 percent from 67.5 percent in 2008.

—
Consolidated revenues were 5 percent higher for the three months ended September 30, 2009 and 6 percent lower for the nine months ended September 30, 2009.  Excluding realized investment gains and losses, consolidated revenues were 7 percent and 10 percent lower for the three and nine months ended September 30, 2009, respectively, primarily as a result of lower Florida premium rates, as well as lower net investment income.

—
Lower rates in our Florida market, offset to some extent by growth in professional liability policyholders, primarily resulted in a decline in net premiums written of 9 percent and 12 percent for the three and nine months ended September 30, 2009, respectively.

—
Net investment income was 12 percent and 8 percent lower for the three months and nine months ended September 30, 2009, respectively, as a result of a decrease in average invested assets, primarily as a result of common share repurchases under our stock repurchase program, and a lower yield on cash and cash equivalents partially offset by a slight increase in the average yield on fixed income securities.

—
We realized net investment gains of $0.4 million and $1.3 million during the three months and nine months ended September 30, 2009, respectively, compared to net investment losses of $5.4 million and $5.5 million during the comparable periods in 2008.

—
Our expense ratio was 26.2 percent and 25.5 percent for the three and nine months ended September 30, 2009, respectively, compared to 21.7 percent and 22.0 percent for the same periods in 2008.  The higher ratios were primarily due to lower net premiums earned, as well as a lesser impact from the recovery of previous insurance guaranty fund assessments.

—
Book value per common share grew 21 percent from December 31, 2008 to $40.45 as of September 30, 2009.  The statutory surplus of our insurance subsidiaries as of September 30, 2009 was $241.9 million and the ratio of net premiums written to surplus was 0.6 to 1.

Form 10-Q: 36

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

—
On July 30, 2009, we announced a definitive agreement to acquire Advocate, MD, which through its subsidiary is the fourth largest provider of medical professional liability insurance in Texas.  The transaction has received the approval of the shareholders of Advocate, MD and we recently received approval for the transaction from the Texas Insurance Commissioner.  The transaction is expected to close during the fourth quarter.

—
On a trade date basis, we repurchased 374,596 shares of our common stock during the three months ended September 30, 2009 at an average price of $32.73 per share and as of September 30, 2009, had remaining authority from our Board of Directors to repurchase 384,374 more shares under our stock repurchase program.  Through October 30, 2009, we have repurchased an additional 37,500 shares of our common stock, on a trade date basis, at an average price of $36.19 per share, and had remaining authority from our Board of Directors to repurchase an additional 346,874 shares as of that date.

Results of Operations:  Three and Nine Months Ended September 30, 2009 compared to Three and Nine Months Ended September 30, 2008

Income from continuing operations was $8.5 million for the three months ended September 30, 2009, or $1.18 per diluted common share, an increase of 31 percent and 55 percent, respectively, compared to $6.5 million, or $0.76 per diluted common share, for the three months ended September 30, 2008.  Income from continuing operations was $26.0 million for the nine months ended September 30, 2009, or $3.48 per diluted common share, a decrease of 6 percent and an increase of 12 percent, respectively, compared to $27.6 million, or $3.12 per diluted common share, for the nine months ended September 30, 2008.  The increase in income from continuing operations for the three months ended September 30, 2009 is primarily due to net realized investment gains compared with net realized investments losses in the prior period, partially offset by lower net premiums earned and net investment income and a higher combined ratio in the current year.  The decline in income from continuing operations for the nine months ended September 30, 2009 is the result of lower net premiums earned and net investment income and a higher combined ratio in the current year, partially offset by net realized investment gains compared with net realized investment losses in the prior period.  Share repurchases under our stock repurchase program contributed to the growth in earnings per common share for the three months and nine months ended September 30, 2009.  See the discussion below for additional information.

Net income was $8.9 million for the three months ended September 30, 2009, or $1.24 per diluted common share, an increase of 37 percent and 63 percent, respectively, compared to $6.5 million, or $0.76 per diluted common share, for the three months ended September 30, 2008.  Net income was $26.5 million for the nine months ended September 30, 2009, or $3.53 per diluted common share, a decrease of 4 percent and an increase of 13 percent, respectively, compared to $27.6 million, or $3.12 per diluted common share, for the nine months ended September 30, 2008.  Net income for the three months and nine months ended September 30, 2009 includes a gain from discontinued operations of $0.4 million. See the paragraph above on income from continuing operations for an explanation of other changes in net income for the three months and nine months ended September 30, 2009.

Form 10-Q: 37

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Information concerning written premiums and policyholders is summarized in the tables below:

(in thousands)	For the Quarter Ended
		Percentage
	September 30, 2009	Change	September 30, 2008
Direct premiums written (1)	$51,348	-8%	55,757
Assumed premiums written	58	—	(6)
Ceded premiums written	(7,141)	-3%	(6,926)
Net premiums written (1)	$44,265	-9%	48,825

(in thousands)	For the Nine Months Ended
		Percentage
	September 30, 2009	Change	September 30, 2008
Direct premiums written (1)	$133,458	-11%	149,704
Assumed premiums written	58	—	(6)
Ceded premiums written	(18,616)	4%	(19,323)
Net premiums written (1)	$114,900	-12%	130,375

	As of	Percentage	As of
	September 30, 2009	Change	September 30, 2008
Professional liability policyholders in force	14,254	4%	13,691
Professional liability policyholders in force under alternative risk arrangements	261	85%	141
Total professional liability policyholders in force	14,515	5%	13,832

(1)
Includes $1.5 million and $3.5 million of premiums associated with alternative risk arrangements for the three and nine months ended September 30, 2009, respectively, compared to $0.6 million and $2.3 million for the comparable periods in 2008, respectively.  Management fees for such arrangements are included in other income.

Direct premiums written declined 8 percent and 11 percent for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily as the result of lower premium rates in our Florida market, offset to some extent by an increase in professional liability policyholders and an increase in premiums written on tail policies.  Tail policies, which are written on an occurrence basis, are offered to existing policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice.  Our national and Florida policyholder retention through the nine months ended September 30, 2009 was 95 percent and 96 percent, respectively, compared to 96 percent national and Florida retention for the comparable period in 2008.

Net premiums written declined 9 percent and 12 percent for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily as the result of lower premium rates in our Florida market, offset to some extent by an increase in professional liability policyholders and an increase in premiums written on tail policies.

Form 10-Q: 38

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Net premiums earned declined 6 percent and 11 percent for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  The decline in net premiums earned is primarily the result of lower rates in our Florida market and a prior shift in business mix that is now being reflected in net premiums earned, offset by growth in net premiums earned on tail policies.

Net investment income declined 12 percent and 8 percent for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  The decline in net investment income is the result of a decline in average invested assets, primarily as a result of common share repurchases under our stock repurchase program, and a lower yield on cash and cash equivalents partially offset by a slight increase in the average yield on fixed income securities.

Net realized investment gains for the three and nine months ended September 30, 2009 include other-than-temporary impairment charges of $0.5 million and $1.8 million, respectively, primarily related to certain structured and corporate securities, whereby we do not expect to fully collect our amortized value.  Net realized investment losses for the three and nine months ended September 30, 2008 include other-than-temporary impairment charges of $4.8 million and $4.9 million, respectively, primarily related to corporate securities that were adversely affected by the then economic environment and related financial market turmoil.

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the table below.

		For the Quarter Ended		For the Nine Months Ended
		September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Loss ratio
Current accident year		71.8%	68.1%	71.2%	67.5%
Prior accident years		-12.7%	-9.5%	-12.1%	-9.7%
Calendar year loss ratio	A	59.1%	58.6%	59.1%	57.8%

Underwriting expense ratio	B	26.2%	21.7%	25.5%	22.0%
Insurance guaranty fund recoveries		-0.6%	-2.2%	-0.8%	-2.0%
Underwriting expense ratio excluding insurance guaranty fund recoveries	C	26.8%	23.9%	26.3%	24.0%

Combined ratio (Sum of A+B)		85.3%	80.3%	84.6%	79.8%

Combined ratio excluding insurance guaranty fund recoveries (Sum of A+C)		85.9%	82.5%	85.4%	81.8%

Net losses and LAE declined 5 percent and 9 percent for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  The declines in net losses and LAE are primarily related to the declines in net premiums earned and an increase in the amount of favorable prior year reserve development over the prior year periods.  The continuation of favorable claim results as compared to previous estimates resulted in $5.0 million and $14.0 million of favorable prior year development for the three months and nine months ended September 30, 2009, respectively, compared to $4.0 million and $12.5 million for the three months and nine months ended September 30, 2008, respectively.  The favorable development recognized in 2009 primarily reflects reductions in our estimates of incident to claim development, payment frequency and payment severity for accident years 2005 through 2007 as compared to previous estimates.

Form 10-Q: 39

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Other underwriting expenses increased 13 percent and 4 percent for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  The increase in other underwriting expenses is primarily the result of lower recoveries on prior guaranty fund assessments and lower ceding commissions, partially offset by lower costs associated with compensation and benefits and lower variable costs for agent commissions and premium taxes as a result of lower premiums earned.

Selected information concerning our direct professional liability insurance claim data is summarized in the table below.

(in thousands)	For the Nine Months Ended
		Percentage
	September 30, 2009	Change	September 30, 2008
Net paid losses	$53,715	7%	50,137
Less: Net paid losses on assumed business in run-off	562	35%	416
Net paid losses excluding assumed business in run-off	53,153	7%	49,721

Net paid LAE	32,761	-18%	39,714
Less: Net paid LAE on assumed business in run-off	7	-99%	555
Net paid LAE excluding assumed business in run-off	32,754	-16%	39,159

Net paid losses and LAE excluding assumed business in run-off	$85,907	-3%	88,880

	For the Nine Months Ended
		Percentage
	September 30, 2009	Change	September 30, 2008
Total professional liability claims closed without indemnity payment	421	1%	415
Total professional liability incidents closed without indemnity payment	479	-30%	685
Total professional liability claims and incidents closed without indemnity payment	900	-18%	1,100

Total professional liability claims with indemnity payment	254	7%	237

CWIP ratio on a rolling four quarter basis(1)	37%		35%

CWIP ratio, including incidents, on a rolling four quarter basis (1)	22%		14%

Form 10-Q: 40

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

	For the Nine Months Ended
		Percentage
	September 30, 2009	Change	September 30, 2008
Total professional liability claims reported during the period	578	5%	550
Total professional liability incidents reported during the period	739	-5%	774
Total professional liability claims and incidents reported during the period	1,317	-1%	1,324

Total professional liability claims and incidents that remained open	3,532	6%	3,332

Net paid losses and LAE, excluding assumed reinsurance contracts in run-off, decreased for the nine months ended September 30, 2009 compared with the same period in 2008.  This decrease is due to a decline in paid LAE partially offset by an increase in net paid indemnity.  The increase in indemnity paid is primarily due to a higher number of claims with an indemnity payment.  The average payment severity of our claims remains within our expectations. The number of reported claims and incidents for the nine months ended September 30, 2009 was 1 percent lower than the comparable period in 2008.  While the number of reported claims increased compared to the number of reported claims in 2008, when such frequency is adjusted for the relative composition of our book of business, the frequency of such claims remains near historic low levels and generally reflects the continued trend of lower frequency in newly reported claims and incidents in our Florida market that began in the fourth quarter of 2003.  For the four quarters ended September 30, 2009, the CWIP ratio was 37 percent and the CWIP ratio, including incidents, was 22 percent, compared to 35 percent and 14 percent, respectively, for the four quarters ended September 30, 2008.  The higher CWIP ratios are the result of a lower number of claims in recent years and a higher percentage of those claims with an indemnity payment as compared to prior periods.  The CWIP ratios remain within our expectations.  Our inventory of open claims and incidents increased slightly from the prior period.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Income tax expense increased 17 percent and decreased 11 percent for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, which corresponds with the changes in taxable income.  Income tax expense also reflects the reduction of a valuation allowance against our deferred tax assets associated with realized losses on investments of $0.1 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, compared to a valuation against those deferred tax assets of $0.4 million for the three and nine months ended September 30, 2008.  Excluding the valuation allowance, our effective tax rate was 31.5 percent and 32.5 percent for the three and nine months ended September 30, 2009, respectively, compared to 28.5 percent and 31.4 percent for the same periods in 2008.  The change in our effective tax rate reflects changes in the proportion of tax-exempt investment income to taxable income.

Form 10-Q: 41

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals Insurance Company, Inc. and Anesthesiologists Professional Assurance Company, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $24.6 million during 2009 without prior regulatory approval.  We have received dividends of $24.2 million from our insurance subsidiaries during the nine months ended September 30, 2009 in furtherance of our capital management initiatives.  We also received a $10.0 million special dividend paid with permission of the Florida Office of Insurance Regulation in October 2009.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $8.1 million for the nine months ended September 30, 2009 compared to $16.4 million for the nine months ended September 30, 2008.  The decline in net cash provided by operating activities is primarily due to lower premium receipts.

Net cash provided by investing activities was $49.3 million for the nine months ended September 30, 2009 compared to $15.7 million for the nine months ended September 30, 2008.  Net cash provided by investing activities increased during 2009 primarily as a result of transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.  Net sales and maturities of investments were $52.5 million for 2009 compared to net purchases of $16.3 million for 2008 and reflect cash flows generated in anticipation of the proposed acquisition of Advocate, MD.

Net cash used in financing activities was $35.0 million for the nine months ended September 30, 2009 compared to $38.7 million for the nine months ended September 30, 2008.  The decrease in net cash used in financing activities for 2009 is primarily due to lower share repurchases under our stock repurchase program and lower proceeds from common share issuances.

As of September 30, 2009, we had cash and investments of $718.5 million.  Included within cash and investments were cash and cash equivalents of $80.9 million and fixed income securities, available-for-sale, with a fair value of approximately $64.3 million with scheduled maturities during the next 12 months.

We believe that our cash and investments as of September 30, 2009, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs, including the proposed acquisition of Advocate, MD, for operating purposes for at least the next 12 months.

Form 10-Q: 42

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is dependent on, among other things, market conditions.  The following table summarizes the components of our capital structure as of September 30, 2009 and December 31, 2008.

(in thousands)	As of
	September 30, 2009	December 31, 2008
Long-term debt	$46,083	46,083
Shareholders' equity	$276,101	259,894
Ratio of debt to total capitalization	14.3%	15.1%

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

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.35 percent to 4.55 percent as of September 30, 2009).  We have the option to redeem the senior notes and trust-preferred securities on any quarterly interest payment date, in whole or in part, without premium or penalty.  However, if we elected to redeem our long-term indebtedness, we would be required to unwind our interest rate swaps and any related gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and are due in May and October 2033.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of September 30, 2009 that would give rise to previously undisclosed market, credit or financing risk.  No significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Form 10-Q: 43

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

Our investment portfolio had an overall average credit quality of AA, based on the lower of the available credit ratings from S&P and Moody’s for each investment security in our portfolio.  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  Approximately 42 percent of our fixed income securities consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

As of September 30, 2009, over 99 percent of our fixed income securities were rated by at least one of the following credit rating agencies: Moody’s Investment Services (“Moody’s”) or Standard & Poor’s (“S&P”).  Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor.   In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.

The following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating.

($ in thousands)	Underlying Credit Rating
	AAA - A	BBB	Below BBB	Not Rated	Total
Market Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$102,099	8,489	629	937	$112,154

Market Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$94,027	552	6,176	11,399	$112,154

(1)
The ratings noted above were determined by using the lower of the available credit ratings from S&P or Moody’s unless the underlying issuer’s stand-alone credit rating was higher than the S&P or Moody’s stated rating, in which case the underlying issuer’s stand-alone credit rating was used.

Form 10-Q: 44

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

(2)	The ratings noted above were determined by using the lower of the available credit ratings from S&P or Moody’s.

As of September 30, 2009, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee.

($ in thousands)	Market Value of Fixed-Income Securities Containing a Third-Party Guarantee
Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand- Alone Credit Rating	Total Securities Containing a Third- Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$49,951	3,865	$53,816
Financial Security Assurance	27,898	2,088	29,986
Permanent School Fund	12,889	—	12,889
American Municipal Bond Assurance Corporation	6,786	1,539	8,325
Financial Guaranty Insurance Company	2,717	2,185	4,902
Municipal Bond Insurance Association	—	1,569	1,569
Other guarantors	514	153	667
Total	$100,755	11,399	$112,154

We do not hold any direct exposures to a financial guarantor in our investment portfolio.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of September 30, 2009 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective at a reasonable assurance level.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2009 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Form 10-Q: 45

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of September 30, 2009, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of September 30, 2009, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  An award for a bad faith claim against one of our insurance subsidiaries in excess of the applicable reinsurance could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 11, Commitments and Contingencies to this Form 10-Q.

Form 10-Q: 46

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 1A.	Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

1.  The risk factor “Our revenues may fluctuate with interest rates, investment results and developments in the securities markets” has been updated to read as follows:

The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed-income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities.  Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities deemed other-than-temporary.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of our consolidated assets and a multiple of our shareholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition and operating results.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings.  As of September 30, 2009, we had gross unrealized investment losses of $6.2 million and $28.3 million of gross unrealized investment gains in our investment portfolio.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2009.

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

Form 10-Q: 47

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

The following table summarizes our common stock repurchases on a trade date basis for the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
July 1-31, 2009
Repurchase programs *	135,496	$31.21	135,496	623,474
Employee transactions **	—	$—	n/a	n/a

August 1-31, 2009
Repurchase programs *	185,700	$33.37	185,700	437,774
Employee transactions **	—	$—	n/a	n/a

September 1-30, 2009
Repurchase programs *	53,400	$34.36	53,400	384,374
Employee transactions **	—	$—	n/a	n/a

Total	374,596	$32.73	374,596	384,374

*
Our Board of Directors approved our share repurchase program in July 2006 and approved increases of 500,000 shares each in December 2006, in July and August 2007, in April, June and November 2008, and in March and July 2009.  We publicly announced the program on August 8, 2006 and announced the increases in our reports filed with the SEC as follows:  current report on Form 8-K filed on December 22, 2006, quarterly reports on Form 10-Q filed on November 2, 2007, April 30, 2008, July 30, 2008, May 6, 2009, and August 5, 2009, and our annual report on Form 10-K filed on March 4, 2009.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2009.

**	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Form 10-Q: 48

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

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

FPIC Insurance Group, Inc.

November 4, 2009	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 49

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Exhibit Index to Form 10-Q
For the Quarter Ended September 30, 2009

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

Form 10-Q: 50