Form 10-K
period 2009-12-31
FPIC INSURANCE GROUP INC
filed 2010-03-03
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

FPIC INSURANCE GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

FLORIDA
(State or Other Jurisdiction of Incorporation)
1-11983	59-3359111
(Commission file number)	(IRS Employer Identification No.)

1000 RIVERSIDE AVENUE, SUITE 800 JACKSONVILLE, FLORIDA 32204
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
—
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 was $211,230,570.

—	As of February 22, 2010 there were 6,657,418 shares of the Registrant’s Common Stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

FPIC Insurance Group, Inc.
2009 Annual Report on Form 10-K

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

Overview

FPIC Insurance Group, Inc. (“FPIC”) was formed in a reorganization of First Professionals Insurance Company, Inc., formerly named Florida Physicians Insurance Company, Inc. (“First Professionals”), in 1996.  We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as an insurance carrier.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Professional corporations share in the limits of liability under a physician’s or dentist’s policy and optional coverage is available to purchase a separate limit of liability for a professional corporation under an insured’s MPL policy.

Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.

In November 2009, we acquired Advocate, MD Financial Group, Inc. (“Advocate, MD”).  Pursuant to the terms of the agreement, First Professionals acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.  Advocate, MD is the fourth largest provider of MPL insurance in Texas and also writes MPL insurance in Mississippi.  For additional information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We intend to operate Advocate, MD through its current management team and facilities in Austin, Texas.

Form 10-K: 1

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We are the largest provider of MPL insurance in Florida, the fourth largest provider in Texas and have top five market positions in Georgia and Arkansas.  In all, we currently write MPL insurance in 13 states and are licensed to write in 32 states.  Based on 2008 premiums reported by SNL Financial LC (the most recent calendar year data available to us), Florida and Texas are the fifth and eighth largest markets, respectively, for MPL insurance in the United States in terms of direct premiums written.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

At December 31, 2009, we employed 165 people.  Our employees are not covered by a collective bargaining agreement.  We believe our relationships with our employees are very important and further believe that our significant number of long-term employees is indicative of good employee relations.

Business Strategy

As a leading provider of MPL insurance, we strive to provide superior products and services to our policyholders, while providing long-term value for our shareholders.  We believe we have competitive advantages in our core markets resulting from our deep expertise, strong relationships and market positions.  Our physician-oriented culture and emphasis on providing outstanding policyholder service have helped us maintain consistent policyholder retention in excess of 90 percent.  In addition to our commitment to our policyholders, our goal is to consistently achieve attractive results for our shareholders.  Our business strategy focuses on maintaining a financially strong, stable and consistently profitable organization while enhancing shareholder value by adhering to the following core principles:

•	Pursuing disciplined growth;

•	Maintaining our financial strength and efficiently managing our capital;

•	Focusing on key geographic markets;

•	Maintaining disciplined underwriting and pricing;

•	Effectively managing loss costs and operational expenses; and

•	Recruiting and retaining experienced management.

Pursuing disciplined growth.  We believe that pursuing disciplined growth and prudent expansion is critical to sustained profitability over the long-term.  We systematically assess opportunities for disciplined growth in the MPL insurance marketplace, including organic growth in our core markets, entrance into new markets, logical extensions of our current business and acquisitions of other MPL insurers (such as Advocate, MD) or MPL books of business.  We continue to see and assess growth opportunities in our core markets, which are presented to us as a result of our long-standing relationships in the medical and agent communities, our expertise and our strong market and capital positions.  In addition, as a complement to our core underwriting operations, we have developed an initiative to provide management and related services to groups and organizations that choose not to purchase insurance from the traditional insurance markets.  Market conditions in the states where we operate have stabilized in recent years, but remain highly competitive.  Additionally, as a result of significantly improved loss trends, pricing has declined in recent years, particularly in our Florida and Texas markets.  This lower rate environment combined with our commitment to disciplined underwriting and pricing will continue to make organic revenue and policyholder growth challenging in the near term.  We remain focused on new business opportunities that are consistent with our strategic objectives.

Form 10-K: 2

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Maintaining our financial strength and efficiently managing our capital.  Our objective is to consistently achieve attractive results for our shareholders while maintaining substantial financial strength.  We remain committed to maintaining the strength and liquidity of our balance sheet by prudently managing our financial and operating leverage, appropriately investing our assets, maintaining strong and appropriate capital and reserve positions and pursuing growth in a disciplined manner.  In addition, we have an intensive focus on measuring the key areas of our business and utilize various financial and actuarial systems for the purpose of evaluating and controlling our business.  Our financial strength and operating leverage, which are shown in the tables below, have been recognized by A.M. Best, which has given us an A- (Excellent) rating.  We also have a group insurer financial strength rating of A- (Strong) from Fitch Ratings, Ltd. (“Fitch”).

(in thousands)
	2009(1)	2008	2007(2)
Net premiums written	$146,349	$162,282	127,943
Statutory surplus of our insurance subsidiaries	$262,600	$242,812	261,572
Operating leverage (net premiums written / statutory surplus)	0.6	0.7	0.5

(1)
We acquired Advocate, MD on November 13, 2009.  The 2009 operating leverage shown above includes net premiums written of $2.2 million and statutory surplus of $31.2 million relating to Advocate, MD.  Net premiums written for the year ended December 31, 2009 relating to Advocate, MD were $24.7 million.  Our 2009 operating leverage would remain at 0.6 when using Advocate, MD’s net premiums written for the full year.

(2)
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

(in thousands)	As of December 31,
	2009	2008	2007
Long-term debt	$46,083	46,083	46,083
Shareholders' equity	$279,787	259,894	295,597
Ratio of debt to total capitalization	14.1%	15.1%	13.5%

We remain committed to managing our capital prudently, and our strong capital position has allowed us to conduct our stock repurchase program as shown in the table below.

(shown on a settlement date basis)	2009	2008	2007
Number of shares repurchased	1,191,629	1,468,340	1,232,482
Aggregate cost of repurchased shares (in thousands)	$40,385	66,310	50,526
Average cost per common share	$33.89	45.16	41.00

Form 10-K: 3

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Through February 22, 2010, we have repurchased an additional 112,129 shares on a settlement date basis, under our Rule 10b5-1 plan, at an aggregate cost of $4.2 million, or $37.84 per share, and had remaining authority from our Board of Directors to repurchase 668,245 more shares as of that date.  We will continue to evaluate additional stock repurchases in light of market conditions, capital requirements and our financial and business outlook.

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

—    First Professionals, a wholly owned subsidiary of FPIC

—    The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals

— Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere

—    Interlex Insurance Company, a wholly owned subsidiary of Intermed

 •   Advocate, MD,  a wholly owned subsidiary of First Professionals

•    Advocate, MD Insurance of the Southwest Inc. (“Advocate, MD Insurance”), a wholly owned subsidiary of Advocate, MD

•    Advocate Insurance Services, Inc., a wholly owned subsidiary of Advocate, MD

Form 10-K: 4

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

At December 31, 2009, our insurance subsidiaries insured 18,003 MPL policyholders and provided management services to 282 policyholders under alternative risk arrangements.  Our primary focus is on individual professionals, whether or not they practice individually or as a member of a group.  We do not provide insurance to nursing homes or other large healthcare institutions.  Our MPL insurance line comprised nearly 100 percent of our direct premiums written for the year ended December 31, 2009.  The following table summarizes our direct premiums written, subdivided by state.

(in thousands)		For the year ended December 31,
		2009	% of Total	2008	% of Total	2007	% of Total
Florida		$130,796	77%	148,130	80%	170,700	83%
Georgia		12,608	7%	12,918	7%	12,828	6%
Arkansas		10,116	6%	10,196	5%	8,693	4%
Missouri		4,855	3%	6,344	3%	6,891	3%
Texas	(1)	4,214	2%	1,983	1%	2,254	1%
All other		7,804	5%	6,259	4%	4,674	3%
All states		$170,393	100%	185,830	100%	206,040	100%

(1)	2009 direct premiums written (“DPW”) in Texas include $2.4 million in DPW of Advocate MD Insurance as a result of our acquisition of Advocate, MD in November 2009.

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

(in thousands)		For the year ended December 31,
		2009	2008	2007
Excess of loss reinsurance		$(18,000)	(19,123)	(21,682)
Fronting and other programs	(1)	(6,102)	(4,425)	(1,950)
Total ceded premiums written		$(24,102)	(23,548)	(23,632)

(1)
Includes $4.8 million and $2.9 million of direct premiums written related to our initiative to provide management services for alternative risk arrangements for the years ended December 31, 2009 and 2008, respectively.  No management services for alternative risk arrangements were provided in 2007.

Net premiums written are gross premiums written net of reinsurance ceded.  The following table summarizes our net premiums written, subdivided by state, and presents the insurance business and underwriting risks we retain for our own account after reinsurance ceded to others.

Form 10-K: 5

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in thousands)		For the year ended December 31,
		2009	% of Total	2008	% of Total	2007	% of Total
Florida		$116,227	79%	132,453	82%	152,876	84%
Georgia		10,999	8%	11,197	7%	11,118	6%
Arkansas		8,482	6%	8,644	5%	7,526	4%
Missouri		3,772	3%	4,930	3%	5,353	3%
Texas	(1)	3,650	2%	1,647	1%	1,867	1%
All other		3,219	2%	3,411	2%	3,668	2%
All states, net of commutation	(2)	146,349	100%	162,282	100%	182,408	100%
Commutation of assumed premiums written	(3)	—		—		(54,465)
All states		$146,349		162,282		127,943

(1)	2009 net premiums written (“NPW”) in Texas include $2.1 million in NPW of Advocate MD Insurance as a result of our acquisition of Advocate, MD in November 2009.
(2)
During 2009 and 2008, net premiums written declined, primarily because of rate decreases at our insurance subsidiaries and to a lesser extent, lower policy limits and a change in business mix to lower risk specialties.  For additional information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with PRI.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to net premiums written.  For additional information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Marketing

MPL insurance markets vary substantially on a state-by-state basis, with each state having its own unique regulatory, legislative, judicial and competitive environment.  We believe our understanding of our target markets provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.  In addition, our focus on selected markets has allowed us to achieve meaningful positions in those markets.  We seek to grow our positions in other chosen markets by targeting certain specialties and focusing on quality business.

We believe our physician-oriented culture and reputation for outstanding client service, among both agents and policyholders, have allowed us to attract and retain many of the preferred risks that we seek in the marketplace.  We market our coverage primarily through an established network of independent agents who have specialized knowledge in our markets and many of whom have long-standing relationships with us.  We emphasize client service, physician advocacy, commitment to our markets, established relationships with organized medicine and aggressive, effective claims defense, and we believe these emphases differentiate us from our competition.  Our policyholder retention rates in our core Florida market and nationwide are shown in the following table.

	For the year ended December 31,
	2009	2008	2007
Nationwide	95%	96%	94%
Florida	95%	96%	95%

Form 10-K: 6

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our principal insurance subsidiary, First Professionals, was established by Florida physicians and has served the Florida market for more than 30 years.  In Florida, we are endorsed by the Florida Medical Association and the Florida Dental Association, 21 county medical societies and 9 state specialty societies.  We also continue to develop relationships with organized medicine in other markets, including medical societies in Texas and Georgia.  Our endorsements, however, do not require us to accept applicants for insurance who do not meet our underwriting criteria.  Our years in the Florida market have enabled us to develop extensive resources in the state and a deep understanding of the market and its regulatory and judicial environments.  We believe this market knowledge provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service.

Underwriting

We believe that prudent risk selection is also integral to our success.  Accordingly, we focus on a wide range of underwriting factors, including the individual professional’s practice environment, training, claims history, professional reputation, medical specialty and geographic location of practice.  We underwrite professionals on an individual basis, whether they practice individually or as a member of a group.  We generally require board certification or board eligibility from an appropriate American specialty board as a prerequisite for coverage.  We believe that our extensive market knowledge provides us with a competitive advantage in establishing appropriate pricing and risk selection.  Within our chosen markets, we do not manage our business to achieve specified market share goals.  Rather, we seek to maximize our profitability by competing for quality business based on factors other than price alone.

99 percent of the policies we offer are on a claims-made basis, where only claims reported to us prior to the cancellation or expiration of the policy period are covered.  We believe our claims-made approach allows us to estimate our loss exposure and price our coverage more accurately than with policies written on an occurrence basis generally, where losses may be reported for a number of years after a policy’s coverage period.  We offer occurrence policies in selected markets where occurrence coverage is widely available and were we believe we can reasonably estimate claim experience and establish appropriate rates.  Tail policies, which are written on an occurrence basis, are offered to existing policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice.  In our largest market, Florida, many physicians and other medical professionals have responded to increasing MPL insurance premiums by purchasing lower coverage limits.  As a result, our purchased policy limits in Florida are lower on average than is typically the case in many other markets.  Similarly, in Texas purchased policy limits tend to be lower.  The following table shows the distribution of the policy limits of our insured Florida physicians:

	As of December 31,
Policy limits of:	2009	2008	2007
$0.25 million per loss or less	70%	69%	67%
$0.5 million per loss or less	83%	83%	83%

The following table shows the distribution of the policy limits of our insured Texas physicians:

As of
Policy limits of:	December 31, 2009
$0.2 million per loss or less	70%
$0.5 million per loss or less	85%

We believe lower policy limits prevalent in our primary markets, among other things, generally contributes to reduced volatility in our loss severity relative to other markets where higher insured limits are prevalent.  A lower policy limit distribution, however, may also result in an increase in exposure to extra-contractual obligations ("ECO") and claims in excess of policy limits (“XPL”).  Generally, our excess of loss reinsurance programs include coverage for such claims, subject to the coverage limits described in Note 9, Reinsurance to the consolidated financial statements included elsewhere herein.

Form 10-K: 7

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Claims Management

We seek to aggressively defend non-meritorious claims and expeditiously resolve meritorious claims in order to lower our overall loss costs and to manage our ECO and XPL exposure.  Our claims management philosophy also seeks to minimize the number of claims settled with an indemnity payment, as appropriate, and to effectively manage defense and other claim costs.  In furtherance of our claims strategy, we employ personnel with significant MPL claims experience and training and we utilize a select network of defense attorneys to assist us in executing our claims management philosophy.

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

Industry Overview

According to the latest calendar year data published by SNL Financial LC, the MPL insurance market in the United States totaled $11.1 billion in direct premiums written for the year ended December 31, 2008, a decrease of 3.7 percent over the prior year.  The financial performance of the property and casualty insurance industry, and of the MPL insurance sector, has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions (a soft insurance market) followed by periods of capacity shortage and lesser competition (a hard insurance market).

We are currently operating under soft market conditions, with significant competition and premium rates continuing to moderate downward following several years of overall favorable claims trends, including lower levels of claim frequency.  While we currently expect claim frequency to remain well below levels seen in 2003 and prior years, an upward trend in claim frequency going forward is possible.  In response to favorable claim trends, our Florida insurance subsidiaries implemented the premium rate reductions shown in the table below from 2006 to 2008.  Further rate changes may be implemented if actuarially warranted.  Additionally, we may face pressure from insurance regulatory authorities to implement further rate changes from time to time.  In recent years, the Florida Office of Insurance Regulation (the “Florida OIR”) has sought to minimize premium rates in property and casualty insurance generally, including in the MPL insurance line based on its assessment of improved claims trends.  Although, there were no rate changes in Florida with an effective date in 2009, with the exception of the factor in our rate filings to recoup assessments levied by the Florida OIR, we expect this challenging market environment, with continued pressure on premium rates and new business prospects to continue at least through 2010.  The Florida premium rate changes and effective dates since January 1, 2006 are shown below:

Insurance Subsidiary	Effective Date	Florida MPL Premium Effective Rate Change
First Professionals	December 1, 2008	12.0 percent decrease (1)
APAC	December 1, 2008	12.0 percent decrease (1)
First Professionals	December 1, 2007	11.7 percent decrease (2)
APAC	December 1, 2007	11.4 percent decrease (2)
First Professionals	December 1, 2006	9.2 percent decrease (3)
APAC	July 1, 2006	14.5 percent decrease (4)

Form 10-K: 8

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(1)
Initially filed for a 6.8 percent and 6.0 percent rate decrease at First Professionals and APAC, respectively.  Subsequently filed and received approval from the Florida OIR for a further decrease of 5.5 percent and 6.4 percent for First Professionals and APAC, respectively, for a total decrease of 12.0 percent for each company.

(2)
Effective March 1, 2008, the rate decreases at First Professionals and APAC were adjusted to 8.5 percent to reflect the factor in our rate filings with respect to assessments levied by the Florida OIR as a result of the insolvency of the insurance subsidiaries of Poe Financial Group.  For additional information on the assessments levied in 2006 and 2007 by the Florida OIR, see Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

(3)	The rate decrease was 11.0 percent before giving effect to the 2006 assessments discussed above.
(4)	Effective February 1, 2007, the rate decrease was adjusted to 12.6 percent to reflect the factor included in our rate filing with respect to the assessments discussed above.

Insurance Ratings

Insurance-specific ratings represent the opinion of rating agencies regarding the financial strength of an insurance company and its capacity to meet its insurance obligations.  These ratings are based on factors more relevant to policyholders, agents and intermediaries than investors and are not specifically directed toward the protection of investors.  They are not recommendations to buy, sell or hold a company’s securities.  The significance of individual agencies and their ratings vary among different users.  Our primary rating organizations are A.M. Best and Fitch and represent the only rating agencies that we have engaged to provide a rating on an interactive basis.  Other organizations that may rate us develop their ratings independently using publicly available data and without consulting with us; these ratings are generally consumer-oriented and involuntary on our part.

An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace.  In addition, certain independent agents and brokers may establish a minimum A.M. Best rating for participation in a potential market.  The significance of the A.M. Best rating to a given company varies depending upon the products involved, customers, agents, competition and market conditions.  In addition, the significance of the A.M. Best rating may vary from state to state.  Our insurance subsidiaries have a group financial strength rating from A.M. Best of A-(Excellent) with a stable outlook, which is within the secure range of available ratings and represents the fourth highest of 16 rating levels.  Our insurance subsidiaries have a group insurer financial strength rating of A- (Strong) from Fitch, which represents the third highest of nine rating levels.

Competition

We face substantial competition in the markets we serve.  In Florida, our largest market and where we are the market leader, we compete with a number of competitors, including:

—	MAG Mutual Insurance Company;	—	The Doctors Company; and
—	ProAssurance Corporation;	—	The Medical Protective Company.

We also face significant competition in Texas where we are the fourth largest writer in the state and compete with the following competitors:

—	Texas Medical Liability Trust;	—	The Medical Protective Company; and
—	American Physicians Insurance Company;	—	Medicus Insurance Company.

Form 10-K: 9

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

We believe that the principal competitive factors affecting our business are service, reputation and price, and that we are competitive in all of these areas.  We enjoy particularly strong name recognition in Florida, our largest market, by virtue of having been organized by, and initially operated for the benefit of, Florida physicians.  The services offered to our insureds, as well as the healthcare community in general, are intended to promote name recognition and to maintain and improve loyalty among our insureds.  MPL insurance underwritten by First Professionals has the exclusive endorsement of the Florida Medical Association and the Florida Dental Association.  We are also endorsed by various county and state medical societies in Florida, Georgia and Texas.  In general, local carriers that have been able to maintain strong customer loyalty dominate the MPL market in their respective states.  We seek to grow our position in other chosen markets by targeting certain specialties and quality business.

Insurance Regulation

Each of our insurance subsidiaries is regulated at the state level.  The state insurance departments of Florida, Texas and Missouri, where our insurance subsidiaries are domiciled, are our primary regulators.  Our insurance subsidiaries are also subject to regulation in other states where they do business.  State insurance laws also regulate us as an insurance holding company.  Our insurance subsidiaries are required to register and furnish information regarding operations, management and financial condition to state insurance departments.  State insurance departments periodically perform financial examinations and market conduct examinations of the insurance companies they regulate.  They also require disclosure or approval of material transactions, such as dividends above certain levels from our insurance subsidiaries to the holding company.  All transactions within the holding company structure involving our insurance subsidiaries must also be fair and reasonable to our insurance subsidiaries.

Except as described below, Florida insurance laws do not allow any person to acquire, directly or indirectly, five percent or more of the voting securities of a Florida insurance company without the prior written approval of the Florida OIR.  Any purchaser of five percent or more of our common stock is presumed to have acquired a similar level of control of our insurance subsidiaries.  Instead of obtaining prior approval, a purchaser of more than five percent, but not more than ten percent, of a Florida insurance company’s voting securities may file a disclaimer of affiliation and control with the Florida OIR.  Similar laws exist in Texas and Missouri, except that the approval threshold is ten percent or more.

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

Form 10-K: 10

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims against insolvent insurers.  Generally, these associations can assess insurers on the basis of written premiums in their particular states.  In November 2009, the Florida OIR levied an assessment of 0.8 percent on all 2008 Florida property and casualty direct premiums written (an assessment of $1.2 million in our case).  The Florida OIR also levied similar assessments in 2006 and 2007. Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and will continue to do so until fully recovered.  For additional information on these assessments see Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

In addition to standard guaranty fund assessments, the Florida, Texas and Missouri legislatures could also levy special assessments to settle claims caused by certain catastrophic losses.  No such special assessments for catastrophic losses were made in 2009, 2008 or 2007.  MPL policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2010.

Discussions continue in the United States Congress concerning health care reform as well as the future of the McCarran-Ferguson Act, which exempts the "business of insurance" from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation.  It is not possible to predict the effect on our operations of any health care reform, or repeal, modification, or any narrowed interpretation of the McCarran-Ferguson Act.

Tort Reform

A number of the states in which we operate, including Florida, Texas, Georgia, Arkansas, and Missouri, have passed various medical malpractice tort reform measures.  For instance, beginning in 2003, Florida enacted a series of laws and adopted a series of constitutional amendments that provide for, among other things, a $0.5 million cap on non-economic damages under certain circumstances, certain modifications to bad faith statutes, limitations on fees to plaintiffs’ attorneys, and abolition of joint and several liability in medical malpractice actions.  Similarly, Texas has, among other things, placed caps on non-economic damages (a $0.25 million in the aggregate recoverable from all individual defendants and a $0.5 million in the aggregate recoverable from all institutions) and abolished joint and several liability.  In general, we believe that these reforms have provided an additional level of stability to the MPL insurance market and have contributed to the decline in frequency of claims since enactment.  The Florida cap on non-economic damages has been held, subject to appeal, by one Florida appellate court to be unconstitutional as applied to “straddle cases” in that jurisdiction (cases involving claims made after the effectiveness of the cap for alleged injuries that occurred prior to the effectiveness of the cap) and has been challenged in the Florida appellate court of another jurisdiction.  We expect these cases ultimately to be decided by the Florida Supreme Court.

Form 10-K: 11

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Given the nature of these reforms, the uncertainties surrounding future legislative initiatives and the fact that certain of these reforms are being challenged in certain state courts, we are unable to determine what specific effect these developments have had on our claims experience or to predict what their effect may be in the future.  To the extent these reforms have contributed to lower frequency of claims and are not ultimately upheld, the reversal of these reforms may result in a higher frequency and severity of claims in the future.

Discontinued Operations – Insurance Management and Third Party Administration

Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor.  Our former third party administration (“TPA”) operations, which provided administrative and claims management services to employers, primarily in Florida, were discontinued in 2005 with the sale of these operations to a private investor.  For additional information on our discontinued operations, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20, Discontinued Operations included within the notes to the consolidated financial statements included elsewhere herein.

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
Substantially all of our revenues are generated from our involvement in the MPL insurance industry.  Because of our concentration in this line of business, negative developments in the business or economic, competitive or legal environments or regulatory conditions affecting the MPL insurance industry, broadly or in our markets, could have a negative effect on our profitability and would have a more pronounced effect on us compared to more diversified companies.  The MPL insurance industry historically is cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity (a soft market) followed by periods of high premium rates and shortages of underwriting capacity (a hard market).  We are currently operating under soft market conditions, with significant competition and premium rates continuing to moderate downward following several years of overall favorable claims trends.  During 2006 through 2009, premium rates declined in our core Florida market, primarily as a result of improved claims results.  We cannot predict how market conditions will continue to change, or the manner in which, or the extent to which, any such changes may adversely impact our business or profitability.  We anticipate, however, that the current soft market conditions will continue at least through 2010.

Form 10-K: 12

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We operate in a competitive environment.
We compete with specialty insurers and in some cases, alternative risk arrangements, whose activities are limited to regional and local markets, as well as other large national property and casualty insurance companies that write MPL insurance.  Our competitors include companies that have substantially greater financial resources and higher financial strength ratings than we have, companies, particularly mutual insurers, reciprocals, risk retention groups or trusts, that may have lower return on capital objectives than we have, and start-up companies aggressively seeking market share.  We also face competition from other insurance companies for the services and allegiance of independent agents and brokers, on whose services we depend in marketing our insurance products.  Increased competition could adversely affect our ability to attract and retain business at adequate prices and reduce our profits, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our geographic concentration means that our performance may be affected by economic, regulatory and demographic conditions of states in which we operate.
Our business is affected by general economic conditions in the markets in which we operate, which in turn may be affected by national general economic conditions.  Because our business is concentrated in a limited number of markets, particularly Florida and Texas, adverse developments that are limited to a geographic area in which we do business may have a disproportionately greater affect on us than they would have if we were less geographically concentrated.

Our success depends on our ability to underwrite risks accurately and to price our products accordingly.
The nature of the insurance business is such that pricing must be determined before the underlying costs are fully known.  This requires significant reliance on estimates and assumptions in setting prices.  If we fail to assess accurately the risks that we assume, we may fail to charge adequate premium rates, which could impact our profitability and have a material adverse effect on our financial condition, results of operations or cash flows.  Our ability to assess our policyholder risks and to price our products accurately is subject to a number of risks and uncertainties, including, but not limited to:

•	Competition from other providers of MPL insurance;

•	Price regulation by insurance regulatory authorities;

•	Selection and implementation of appropriate rating formulae or other pricing methodologies;

•	Availability of sufficient reliable data;

•	Uncertainties inherent in estimates and assumptions generally;

•	Adverse changes in claim results;

•	Incorrect or incomplete analysis of available data;

•	Our ability to predict policyholder retention, investment yields and the duration of our liability for losses and loss adjustment expenses (“LAE”) accurately; and

•	Unanticipated court decisions or legislation.

These risks and uncertainties could cause us to under price our policies, which would negatively affect our results of operations, or to over price our policies, which could reduce our competitiveness.  Either event could have a material adverse effect on our financial condition, results of operations and cash flows.

Form 10-K: 13

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our results and financial condition may be affected by our failure to establish adequate loss and LAE reserves or by reductions in favorable development of prior year reserves.
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.  In developing our estimates of losses and LAE, we evaluate and consider actuarial projection techniques based on our assessment of facts and circumstances then known, historical loss experience data and estimates of anticipated trends.  This process assumes that past experience, adjusted for the effects of current developments, changes in operations and anticipated trends, constitutes an appropriate basis for predicting future events.  While we believe that our loss and LAE reserves are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and incur a charge or credit to earnings, as the case may be, in the period the reserves are adjusted.  Any such adjustment could have a material impact on our financial condition, results of operations and cash flows.  In addition, our results in recent years have benefited from the recognition of favorable development of prior year reserves.  Since our loss and LAE reserves represent our largest financial statement item subject to estimation and judgment, there can be no assurance that our estimates will not change in the future.  For additional information on our loss and LAE reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our exposure to claims for extra-contractual obligations and losses in excess of policy limits and the unpredictability of court decisions could have a material adverse impact on our financial condition, results of operations or cash flows.
Within the Florida market for MPL insurance in particular, the magnitude of payments for extra-contractual liability and losses in excess of policy limits (commonly referred to as “bad faith” claims) has increased in recent years and is expected to continue to be a significant source of uncertainty.  Our policy to aggressively defend claims made against our insureds that we consider unwarranted or claims where reasonable settlement cannot be achieved, and the unpredictability of court decisions, may increase such exposure.  An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

We are heavily regulated by the states in which we operate and are subject to legislative initiatives, regulatory oversight and, indirectly, to pressure from consumer groups and representatives (including the statutorily appointed Florida Insurance Consumer Advocate) and others, that may affect the adequacy of our premium rates; and we may be limited in the way in which we operate.
We are subject to extensive regulation by the insurance regulatory agency in each state in which we operate.  Regulation is intended for the benefit of the policyholders and may or may not be beneficial to shareholders. In addition to restricting the amount of dividends and other payments that can be made by our insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to, among other things:

—	Premium rates charged to insurance customers;

—	Permitted investments and prescribed statutory accounting practices;

—	Trade practices;

—	Licensing requirements; and

—	Minimum capital and surplus requirements.

Form 10-K: 14

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Regulation may mandate undesired premium rate changes or may impede or impose burdensome conditions on premium rate changes or other actions that we may otherwise intend to take in order to maintain or enhance our operating results. Our premium rates are also subject to legislative action, regulatory oversight and, indirectly, to pressure from consumer groups and representatives (including the statutorily appointed Florida Insurance Consumer Advocate) and others. In recent years, the Florida OIR has sought to minimize premium rates in property and casualty insurance generally, including in the MPL insurance line based on its assessment of improved claims trends. The impact of any future adverse legislative, regulatory or other such actions on our premium rates or the way in which we operate, could adversely impact our financial condition, results of operations and cash flows.

Judicial and legislative review of tort reforms could negatively affect our operations.
Tort reforms are generally intended to restrict the ability of a plaintiff to recover damages by imposing one or more limitations, including, limiting types of claims that may be heard in court, limiting the amount or types of damages, shortening the period of time to make a claim, and limiting venue or court selection.  Certain states in which we do business have enacted tort reforms, including Florida and Texas, which have enacted significant MPL insurance reforms since 2003.  The constitutionality of certain Florida tort reforms, related to caps on non-economic damages, is currently being challenged in at least two Florida courts (one of which has ruled, subject to appeal, that this cap cannot be applied to so-called “straddle cases” in which the alleged injury occurred prior to the effectiveness of the cap but a claim against the medical provider concerning the alleged injury is commenced after the effective date of the cap), and there can be no assurance that tort reform measures will ultimately be upheld by Florida courts or in any other state where challenged.  In addition, we anticipate that trial lawyer and other groups will continue legislative lobbying efforts to weaken or overturn existing tort reforms and to block further reforms.

Our revenues and financial results may fluctuate with interest rates, investment results and developments in the securities markets.
The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed-income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities.  Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities deemed other-than-temporary.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of our consolidated assets and a multiple of our shareholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition and operating results.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings.  As of December 31, 2009, we had gross unrealized investment gains and losses of $24.3 million and $6.3 million, respectively, in our investment portfolio.

We are subject to assessment by state insurance guaranty associations.
State insurance guaranty associations or other insurance regulatory bodies may assess us, generally on the basis of insurance written in their states, for the purposes of funding the unpaid claims and policyholder benefits of insolvent insurers or to cover catastrophes in their states.  Between 2006 and 2009, we were assessed an aggregate of $14.8 million (including $1.2 million in 2009) by the Florida OIR at the request of the Florida Insurance Guaranty Association with respect to the insolvency of property and casualty insurance companies operating in Florida.  There can be no assurance that we will not be subject to additional assessments with respect to insolvencies and such additional assessments could adversely impact our financial condition, results of operations and cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and will continue to do so until fully recovered.

Form 10-K: 15

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

Significant changes in the healthcare delivery system, through healthcare reform or otherwise, could materially affect our operations.
Healthcare reform or other significant changes could alter the healthcare delivery system, raise the cost sensitivity of our insureds, or alter how healthcare providers insure their MPL risks. Healthcare reform legislation is pending in both houses of the U.S. Congress, but we cannot predict which, if any, reform proposals will be adopted, when any such proposals might take effect, or what effect they may have on our business.

In addition, significant market-driven changes in the healthcare system have resulted in many medical professionals joining or becoming contractually affiliated with hospitals and other larger organizations.  This trend may result in a significant decrease in the role of the physician in the MPL insurance purchasing decision and in a significant increase in the role of professional risk managers, who may be more price-sensitive and who may favor insurance companies that are larger and more highly rated than we are. Also, larger healthcare organizations tend to retain more risk than independent professionals and are more likely to self-insure. For these reasons, consolidation in the healthcare industry could negatively affect our business.

Our status as an insurance holding company with no direct operations could adversely affect our ability to fund operations, conduct future share repurchases, or meet our debt obligations.
We are an insurance holding company.  The primary source of funds available to us for the payment of operating expenses, share repurchases and debt-related amounts are management fees and dividends from our insurance subsidiaries.  The payment of dividends by our insurance subsidiaries is restricted by state insurance laws.

Any acquisitions we make, including our acquisition of Advocate, MD, could disrupt our business and harm our financial condition or results of operations.
As part of our growth strategy, we continue to evaluate opportunities to acquire other MPL insurers or blocks of MPL business.  Our acquisition of Advocate, MD or any other acquisitions that we may make or implement in the future entail a number of risks that could materially adversely affect our business and operating results, including:

•	Problems integrating the acquired operations with our existing business;

•	Operating and underwriting results of the acquired operations not meeting our expectations;

•	Diversion of management's time and attention from our existing business;

•	Need for financial resources above our planned investment levels;

•	Difficulties in retaining business relationships with agents and policyholders of the acquired company;

Form 10-K: 16

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

•	Risks associated with entering markets in which we lack extensive prior experience;

•	Tax issues associated with acquisitions;

•	Acquisition-related disputes, including disputes over contingent consideration and escrows;

•	Potential loss of key employees of the acquired company; and

•	Potential impairment of related goodwill and intangible assets.

Our goodwill and intangible assets may become impaired.
As a result of purchase accounting for our business combination transactions, our consolidated balance sheet at December 31, 2009 contained goodwill and intangible assets of $28.2 million.  On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment in the value of our goodwill or intangible assets.  If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of goodwill or intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

Description	Location	Type of Property	Owned or Leased	Approximate Square Footage
Corporate offices and Insurance subsidiaries	Jacksonville, Florida	Offices	Owned	72,000
Insurance subsidiaries	Plantation, Tampa, Sanford, Coral Gables and Winter Park, Florida Springfield, Missouri Austin, Texas	Offices	Leased	21,000

Form 10-K: 17

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 3.	Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of December 31, 2009, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of December 31, 2009, and believe that our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

Part II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “FPIC.”  We estimate that as of February 22, 2010, there were approximately 4,206 shareholders of record of our common stock.  The following table shows the high and low sales prices per share of our common stock on the NASDAQ Global Select Market for each quarter of 2009 and 2008.

	2009		2008
	High	Low	High	Low
First quarter	$44.31	31.76	$49.99	38.50
Second quarter	$38.70	27.61	$50.00	45.01
Third quarter	$36.58	30.09	$71.50	45.51
Fourth quarter	$39.28	32.91	$54.73	35.16

Form 10-K: 18

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We have not paid any cash dividends since our initial public offering in 1996 and presently have no plans to do so in the foreseeable future.  Any payment of dividends in the future would be subject to the discretion of our Board of Directors, which takes into consideration such factors as our capital adequacy and its assessment of our future capital needs.  As a holding company with no direct operations other than the management of our subsidiaries, we would primarily rely on cash dividends and other permitted payments from our subsidiaries to pay any future dividends.  State insurance laws limit the dividends or other amounts that may be paid to us by our insurance subsidiaries.  In addition, under certain circumstances, limitations may be placed on our ability to pay dividends by the terms of the indenture agreements relating to our junior subordinated debentures.  For further information, see the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Stock Repurchase Plans

During 2009, we repurchased 1,191,629 shares of our common stock, on a settlement date basis, at an average price per share of $33.89.  Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate, up to the maximum number of shares authorized by our Board of Directors for repurchase.  Under certain circumstances, limitations may be placed on our ability to repurchase our common stock by the terms of the indenture agreements relating to our junior subordinated debentures.  For information regarding these limitations, refer to Note 10, Long-term Debt to the consolidated financial statements included elsewhere herein, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

The following table summarizes our common stock repurchases on a trade date basis for the three-month period ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
October 1 - 31, 2009
Repurchase programs *	37,500	$36.19	—	346,874
Employee transactions **	—	$—	n/a	n/a

November 1 - 30, 2009
Repurchase programs *	—	$—	—	346,874
Employee transactions **	—	$—	n/a	n/a

December 1 - 31, 2009
Repurchase programs *	77,000	$36.77	—	769,874
Employee transactions **	61,791	$36.75	n/a	n/a

Total	176,291	$36.64	—	769,874

Form 10-K: 19

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

*
Our Board of Directors approved our share repurchase program in July 2006 and approved increases of 500,000 shares each in December 2006, in July and August 2007, in April, June and November 2008 and in March, July and December 2009.  We publicly announced the program on August 8, 2006 and announced the increases in our reports filed with the SEC as follows:  current report on Form 8-K filed on December 22, 2006, quarterly reports on Form 10-Q filed on November 2, 2007, April 30, 2008, July 20, 2008, May 6, 2009, and August 5, 2009 and our annual reports on Form 10-K filed March 4, 2009 and March 3, 2010.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2010.

**	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested and stock options that were exercised.

Form 10-K: 20

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

The following performance graph compares the cumulative total return for FPIC common stock, the Russell 2000 index and our peer group (the “FPIC Peer Group”) for the five-year period ended December 31, 2009.  The graph assumes an investment on December 31, 2004, of $100 in each of FPIC common stock, the stocks comprising the Russell 2000 index and the common stocks of the FPIC Peer Group.  The graph further assumes that all paid dividends were reinvested.  The Russell 2000 index and the FPIC Peer Group are weighted by market capitalization.  SNL Financial LC of Charlottesville, Virginia, prepared the calculations for the information below.

Form 10-K: 21

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

(in thousands)	As of December 31,
	2009(1)	2008	2007(4)	2006(6)	2005(6)
Total cash and investments	$744,813	712,665	782,310	866,836	765,312
Total assets	$1,031,483	997,985	1,077,022	1,219,059	1,308,541
Liability for losses and loss adjustment expenses	$559,257	555,848	585,087	642,955	663,466
Long-term debt	$46,083	46,083	46,083	46,083	46,083
Total liabilities	$751,696	738,091	781,425	933,805	1,058,951
Shareholders' equity	$279,787	259,894	295,597	285,254	249,590

(in thousands, except earnings per common share)	For the year ended December 31,
	2009(1),(2),(3)	2008(2),(3)	2007(2),(4)	2006(2),(5),(6)	2005(5),(6)
Direct and assumed premiums written	$170,451	185,830	151,575	251,424	289,022
Net premiums written	$146,349	162,282	127,943	222,423	251,814

Revenues:
Net premiums earned	$156,474	172,830	198,899	226,965	226,042
Net investment income	27,749	30,295	31,309	32,242	25,005
Net realized investment gains (losses)	2,565	(13,552)	(565)	80	(980)
Other income	510	432	381	485	641
Total revenues	187,298	190,005	230,024	259,772	250,708

Expenses:
Net losses and loss adjustment expenses	92,185	99,721	103,852	151,648	166,657
Other underwriting expenses	41,376	37,992	44,488	50,983	36,440
Interest expense	3,620	3,827	4,472	4,291	3,495
Other expenses	964	412	454	5,729	8,247
Total expenses	138,145	141,952	153,266	212,651	214,839
Income from continuing operations before income taxes	49,153	48,053	76,758	47,121	35,869
Less: Income tax expense	15,545	15,953	25,668	14,182	10,387
Income from continuing operations	33,608	32,100	51,090	32,939	25,482
Discontinued operations (net of income taxes)	411	—	(191)	18,649	9,540
Net income	$34,019	32,100	50,899	51,588	35,022

Basic Earnings per Common Share:
Income from continuing operations	$4.66	3.80	5.37	3.17	2.48
Discontinued operations	0.06	—	(0.02)	1.80	0.92
Net income	$4.72	3.80	5.35	4.97	3.40

Basic weighted-average shares outstanding	7,201	8,449	9,512	10,384	10,288

Diluted Earnings per Common Share:
Income from continuing operations	$4.57	3.69	5.20	3.06	2.37
Discontinued operations	0.06	—	(0.02)	1.74	0.88
Net income	$4.63	3.69	5.18	4.80	3.25

Diluted weighted-average shares outstanding	7,351	8,695	9,827	10,748	10,768

Form 10-K: 22

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(1)
In November 2009, First Professionals acquired all of the issued and outstanding stock of Advocate, MD.  For additional information see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. and Note 3, Acquisition of Advocate, MD to the consolidated financial statements included elsewhere herein.

(2)
Other underwriting expenses include a charge of $1.2 million (offset by recoveries of $1.2 million) in 2009, recoveries of $2.7 million in 2008 and charges of $3.5 million (net of $0.7 million in recoveries) in 2007 and $9.4 million in 2006 for guaranty fund assessments levied by the Florida OIR.

(3)
During 2009 and 2008, we recorded pre-tax charges of $2.1 million and $13.5 million, respectively, for certain investments that were deemed other-than-temporarily impaired.  In 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with these realized losses on investments.  In 2009, the valuation allowance against our deferred tax assets was no longer deemed necessary.

(4)
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

(5)
During 2005, we disposed of our TPA operations and recognized a $1.7 million after-tax gain on the sale.  During 2006, we disposed of our insurance management operations and ultimately recognized an $11.6 million after tax-gain on the sale.  For additional information, see Note 20, Discontinued Operations to the consolidated financial statements included elsewhere herein.

(6)
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

The following management's discussion and analysis ("MD&A") should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this report.  The consolidated financial statements include the results of our wholly owned subsidiaries.  Except for the historical information contained herein, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A.  Risk Factors.

Form 10-K: 23

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Business Overview

We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  We are the largest provider of MPL insurance in Florida, the fourth largest provider in Texas and have top five market positions in Georgia and Arkansas.  In all, we currently write MPL insurance in 13 states and are licensed to write in 32 states.  Based on 2008 premiums reported by SNL Financial LC, Florida and Texas are the fifth and eighth largest markets, respectively, for MPL insurance in the United States in terms of direct premiums written.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.  In connection with the acquisition, we paid cash consideration of $33.6 million at closing, and may pay up to $12.0 million in additional consideration depending on the performance of Advocate, MD during the two-year period following closing.  In connection with the transaction, we also retired all of Advocate MD’s outstanding bank debt, totaling $9.0 million.  Advocate, MD is the fourth largest provider of MPL insurance in Texas and also writes MPL insurance in Mississippi.  We intend to operate Advocate, MD through its current management team and facilities in Austin, Texas.

Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of these operations to a private investor.  Our former TPA operations, which provided administrative and claims management services to employers, primarily in Florida, were sold in 2005.  For additional information on our discontinued operations, see Note 20, Discontinued Operations to the consolidated financial statements included elsewhere herein.

Executive Summary

—
Income from continuing operations and net income increased 5 percent and 6 percent (24 percent and 25 percent, respectively, on a diluted common share basis) for the year ended December 31, 2009 compared to 2008.  Our 2009 consolidated results include $0.5 million in income from continuing operations and net income from the operations of Advocate, MD since its acquisition on November 13, 2009.  The discussion below also highlights additional factors, including favorable prior year loss development, net realized investment gains and losses and guaranty fund assessments that affect the comparability of our results from period to period.  For additional information on our acquisition of Advocate, MD, see Note 3, Acquisition of Advocate, MD to the consolidated financial statements included elsewhere herein.

—
Net premiums written decreased 10 percent for the year ended December 31, 2009 compared to 2008.  The decrease in Florida premium rates over the last few years also largely contributed to a decline in net premiums earned of 9 percent.

—
The number of professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 31 percent to 18,003 policyholders at December 31, 2009 compared to 13,728 policyholders at December 31, 2008.  Excluding the 3,664 policyholders of Advocate, MD, and policyholders under alternative risk arrangements, professional liability policyholders increased 4 percent to 14,339.

—
During 2008, we launched an initiative to provide management services for alternative risk arrangements and recorded $2.9 million of direct premiums written for the year then ended.  Direct premiums written for 2009 totaled $4.8 million with total policyholders related to such business of 282 at December 31, 2009 compared to 174 in 2008.

Form 10-K: 24

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

—
We continued our target market focus in 2009.  Nationally and in our core market of Florida, policyholder retention was 95 percent for 2009 compared to national and Florida policyholder retention of 96 percent in 2008.

—
As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $19.0 million for 2009 compared to $17.0 million for 2008.

—
In November 2009, the Florida OIR at the request of the Florida Insurance Guaranty Association levied a 0.8 percent assessment ($1.2 million) against our 2008 Florida direct written premiums with respect to the insolvency of property and casualty insurance companies operating in Florida.  The assessment is included in our consolidated other underwriting expenses.  No such assessments were levied in 2008.  For additional information, see the discussion below regarding Other Underwriting Expenses.  As allowed by Florida law, FPIC’s insurance subsidiaries are entitled to recoup this assessment from their Florida policyholders and intend to make the necessary filings to do so.

—
During 2009, we recorded net realized investment gains of $2.6 million compared to net realized investment losses of $13.6 million in 2008.  Our 2009 investment results include $2.1 million in other-than-temporary impairments on investments compared to $13.5 million during 2008.  As of December 31, 2009, we had a total of $744.8 million in cash and investments, of which 89.4 percent were fixed income securities, 1.5 percent were equity securities, 7.9 percent were cash and 1.2 percent were other invested assets.  Our fixed income portfolio had an overall average credit quality of AA-, based on the lower of the available credit ratings from Moody’s Investment Services (“Moody’s”) and Standard & Poor’s (“S&P”).

—
On a trade date basis, we repurchased 1,182,928 shares of our common stock during 2009 at an average price of $33.84 per share and as of December 31, 2009, had remaining authority from our Board of Directors to repurchase 769,874 more shares under our stock repurchase program.  Through February 22, 2010, we have repurchased an additional 111,433 shares of our common stock, on a trade date basis, at an average price of $37.77 per share and had remaining authority from our Board of Directors to repurchase an additional 658,441 shares as of that date.

—
Book value per common share was $41.38 as of December 31, 2009 compared to $33.31 as of December 31, 2008.  We received $34.2 million in dividends from our insurance subsidiaries during 2009.  The statutory surplus of our insurance subsidiaries as of December 31, 2009 was $262.6 million compared to $242.8 million as of December 31, 2008.

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

Form 10-K: 25

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

Liability for Losses and LAE

Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.  MPL insurance is our primary line of business and accounted for nearly 100 percent of our total consolidated liability for losses and LAE for both 2009 and 2008.

Our loss and LAE reserves represent management’s best estimate, as of the end of the period, of the amounts we expect to pay out in the future on account of all insured events.  The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”).  Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled.  This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our focus on claims-made policy coverage.

The following table summarizes our liability for losses and LAE by line of business:

(in thousands)	As of December 31, 2009			As of December 31, 2008
	Case reserves	IBNR *	Total reserves	Case reserves	IBNR *	Total reserves
Gross basis:
Medical professional liability	$277,194	274,572	551,766	$304,024	244,931	548,955
Other lines	8,549	(1,058)	7,491	9,383	(2,490)	6,893
Total gross reserves	$285,743	273,514	559,257	$313,407	242,441	555,848

Net basis:
Medical professional liability	$235,346	189,892	425,238	$252,524	166,326	418,850
Other lines	2,092	(1,518)	574	2,137	(990)	1,147
Total net reserves	$237,438	188,374	425,812	$254,661	165,336	419,997

*	Includes case reserve development.

IBNR as a component of our total reserves has increased in recent years primarily as a result of higher estimates of LAE, such as legal defense and related costs, driven by the stricter claims philosophy we adopted in 2001, which focuses on the aggressive defense of non-meritorious claims in order to lower overall claims costs.  While we believe this approach has been beneficial to our results in total, it has increased our estimates for LAE costs as an individual component.  Establishing case reserves for LAE is inherently difficult since the level of costs ultimately necessary to resolve a case tends to increase over time and can vary significantly based on factors such as whether and when a case is taken to trial.  Therefore, a substantial portion of total LAE reserves is reflected in our estimates for case reserve development.  Additionally, our claims philosophy has contributed to a relatively lower number of cases with an indemnity case reserve, which has also resulted in an increase in IBNR as a component of total reserves.

Form 10-K: 26

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure.  Within the Florida market for MPL insurance, the magnitude of ECO/XPL payments has increased in recent years and is expected to continue to be a significant source of uncertainty in establishing reserves.  An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

Tort reform – A number of the states in which we operate, including Florida, Texas, Georgia, Arkansas, and Missouri, have passed various medical malpractice tort reform measures.  For instance, beginning in 2003, Florida enacted a series of laws and adopted a series of constitutional amendments that provide for, among other things, a $0.5 million cap on non-economic damages under certain circumstances, certain modifications to bad faith statutes, limitations on fees to plaintiffs’ attorneys, and abolition of joint and several liability in medical malpractice actions.  Similarly, Texas has, among other things, placed caps on non-economic damages (a $0.25 million in the aggregate recoverable from all individual defendants and a $0.5 million in the aggregate recoverable from all institutions) and abolished joint and several liability.  In general, we believe that these reforms have provided an additional level of stability to the MPL insurance market and have contributed to the decline in frequency of claims since enactment.  The Florida cap on non-economic damages has been held, subject to appeal, by one Florida appellate court to be unconstitutional as applied to “straddle cases” in that jurisdiction (cases involving claims made after the effectiveness of the cap for alleged injuries that occurred prior to the effectiveness of the cap) and has been challenged in the Florida appellate court of another jurisdiction.  We expect these cases ultimately to be decided by the Florida Supreme Court.

Given the nature of these reforms, the uncertainties surrounding future legislative initiatives and the fact that certain of these reforms are being challenged in certain state courts, we are unable to determine what specific effect these developments have had on our claims experience or to predict what their effect may be in the future.  To the extent these reforms have contributed to lower frequency of claims and are not ultimately upheld, the reversal of these reforms may result in a higher frequency and severity of claims in the future.

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

Form 10-K: 27

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

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm to corroborate the adequacy of our carried reserves.  Our best estimate may differ from the selected reserve estimate of our independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below.  While our best estimate may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate.  The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves.  A typical range of reasonable values for MPL business is considered to be as wide as 15 percent.  Therefore, in addition to the performance of the business itself, our financial condition, results of operations and cash flows are sensitive to our reserve estimates and judgments.  Our range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2009 was $362.9 million to $431.6 million with management’s best estimate of loss and LAE reserves at $425.8 million.  The reserve opinions of our independent actuary for the years ended December 31, 2009 and 2008 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.

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

Form 10-K: 28

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

In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and LAE reserves, it is also important to understand that the MPL sector of the property and casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim.  For instance:

	For the year ended December 31,
	2009	2008	2007
Loss payments - indemnity only (in millions)	$74.3	66.7	61.5
Number of claims with an indemnity payment	357	330	311

Given the magnitude of our reserves and the characteristics noted above, even relatively small changes in our estimates for factors such as the number of claims we expect to pay or the amount we expect to ultimately pay for such claims could have a significant impact on our reserves and, correspondingly, our financial position, results of operations and cash flows.  This is the case for other key assumptions as well, such as the frequency of reported claims and incidents that will ultimately close with an indemnity payment versus those that will close without an indemnity payment.  Because our aggregate loss and LAE reserves are so large, this also means that virtually any change in the assumptions on which the level of our carried reserves is based could be material to our results of operations and may be material to our financial position.  The following table shows how a hypothetical 5 percent increase or decrease in a given variable would impact our net liability for losses and LAE:

(in thousands)
Variable	Hypothetical increase of 5 percent	Liability for Losses and LAE as of December 31, 2009 (net of reinsurance)	Hypothetical decrease of 5 percent
Average Indemnity per Claim	$436,557	425,812	415,067
Defense Costs per Claim	$436,358	425,812	415,266
Change in the Frequency of Claims Closed with an Indemnity Payment	$436,557	425,812	415,067

Any combination of these changes could have a larger impact on our reserves.  As noted in the discussion above, the independent review of our reserves plays a critical role in our overall assessment of the adequacy of our reserves.  A typical range of reasonable values for medical professional liability business is considered to be as wide as 15 percent.  Based on our historical experience, fluctuations in the variables noted above could hypothetically increase or decrease by approximately 5 percent or more and have a significant impact on our reserves and, correspondingly, our financial position, results of operations and cash flows.

Form 10-K: 29

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Roll forward of consolidated liability for losses and LAE – The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)		For the year ended December 31,
		2009	2008	2007
Net loss and LAE reserves, January 1		$419,997	440,752	484,087

Reserves acquired from acquisition, net of receivable from reinsurers of $5.0 million	(1)	33,821	—	—

Incurred Related To:
Current year		111,176	116,721	133,834
Prior years		(18,991)	(17,000)	(16,000)
Commutation of assumed reinsurance	(2)	—	—	(13,982)
Total incurred		92,185	99,721	103,852

Paid Related To:
Current Year		(14,262)	(10,922)	(9,884)
Prior Years		(105,929)	(109,554)	(108,149)
Total paid excluding commmutations		(120,191)	(120,476)	(118,033)
Commutations	(2)	—	—	(29,154)
Total paid		(120,191)	(120,476)	(147,187)

Net balance, December 31		425,812	419,997	440,752
Plus reinsurance recoverables		133,445	135,851	144,335
Gross balance, December 31		$559,257	555,848	585,087

(1)	In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.
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

Losses and LAE incurred related to the current year decreased approximately 5 percent and 13 percent in 2009 and 2008, respectively.  As noted in our discussion of results of operations below, our net premiums earned declined 9 percent in 2009 and 13 percent in 2008.  Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year (excluding prior year development) was 71.0 percent, 67.5 percent, and 67.3 percent for 2009, 2008 and 2007, respectively.  Our current year loss ratio has increased in recent years as a result of lower premium rates, following several years of overall favorable claims trends.

Form 10-K: 30

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years.  Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made.  As noted in the table above, during 2009 our loss and LAE reserve estimates for prior years decreased $19.0 million compared to $17.0 million in 2008.  The favorable prior year loss development reflects a decline in expected ultimate losses for years prior to 2009, primarily the 2005 through 2007 accident years, as a result of improved claim trends compared to earlier estimates, including lower incident to claim development, a lower number of claims closed with indemnity payment and relative stability in payment severity.

While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Loss Reserve development table – The following table sets forth on a calendar year basis, the development of our liability for losses and LAE, net of amounts recoverable under reinsurance arrangements, for the ten-year period preceding the year ended December 31, 2009, and the cumulative amounts paid with respect to such reserves.  Development reflects the difference between the amount we previously established as loss reserves and the re-estimated liability as of the end of each succeeding year.  Favorable development, or redundancy, means that we now believe we will have to pay less for related claims than we had previously established in reserves and have revised our reserve estimates accordingly.  Adverse development, or deficiency, means that we now believe we will have to pay more for related claims and have increased our reserve estimates.  The table also provides a reconciliation of our liability net of reinsurance to the gross liability before reinsurance, as it is shown on our consolidated statement of financial position.

The net cumulative redundancy / (deficiency) shown in the table below for each year end includes accident year development for all years leading up to that year. For example, for the year ended December 31, 2009, there was $19.0 million of favorable development for calendar year 2008 reserves, including all accident years leading up to and including 2008.  This favorable development consists of $12.0 million of favorable development for accident years 2006 and earlier and $7.0 million of favorable development for accident year 2007.  Further, the net cumulative redundancy / (deficiency) shown in the table below also includes development for multiple calendar years.  For example, the $36.0 million cumulative redundancy in 2007 consists of $19.0 million of favorable development during calendar year 2009 and $17.0 million of favorable development during calendar year 2008.

As the table below indicates, our reserve estimates can vary over time based on actual results and our assessment of the impact of recent conditions and trends.  For example, the cumulative net reserves carried at the end of calendar years 1999 through 2004 have been lower than subsequent payments and re-estimates and have developed upward (i.e., deficiently).  In contrast, net reserves at the end of calendar years 2005 through 2008 have decreased from the amounts initially carried and have developed downward (i.e., redundantly).  Improvements in recent years have resulted in a redundancy in the cumulative net reserves carried at the end of 2009 as compared to our prior estimates.

Data presented in the table below represents consolidated information of all our insurance subsidiaries commencing from their respective acquisition date.  In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.

Form 10-K: 31

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The following factors have contributed to the variation in our historical loss development:

•	For accident years 1999 through 2002, we experienced higher than expected claims trends in Missouri.

•
For accident years 1999 through 2002, we experienced adverse development in our core Florida book primarily due to increases in ALAE for those report years as a result of the stricter claims handling philosophy implemented in 2001.  This philosophy resulted in increases in ALAE costs for open claims including claims for prior accident years.  Although our claims handling philosophy has positively impacted our overall loss costs, it had an adverse affect on older accident years where higher loss adjustment expenses were not entirely offset by lower indemnity expenses for those years.

•
For accident years 1999 through 2004, we experienced adverse development related to an assumed reinsurance program.  This reinsurance program was placed into run-off in 2004 and was commuted effective January 1, 2007 as discussed in Note 8, Liability for Loss and LAE and Note 9, Reinsurance to the notes to the consolidated financial statements presented elsewhere herein.

•
Accident years 2003 through 2008 have developed favorably overall, in particular accident years 2004 through 2007.  We have experienced favorable development on these years because of improved claim results compared to earlier estimates, including lower frequency, a lower number of claims closed with indemnity payment, and stable payment severity.  A broad range of factors likely contributed to the improved claim results, including tort reform and the stricter claims philosophy adopted in 2001.

Form 10-K: 32

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in millions)
Year Ended December 31,	2009		2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Liability for losses and LAE, Net		$425.8	420.0	440.8	484.1	359.6	301.7	298.8	272.0	238.1	223.6	214.7

Re-estimated net liability as of:
One Year Later			401.0	423.8	454.1	354.6	301.7	299.2	272.5	240.5	232.2	221.2
Two Years Later				404.8	441.6	331.6	299.5	326.6	288.2	250.1	231.6	222.3
Three Years Later					429.6	345.8	296.0	335.2	320.3	273.2	238.8	221.3
Four Years Later						340.8	325.2	335.2	328.5	297.4	255.6	231.9
Five Years Later							325.2	372.0	328.5	301.2	269.3	231.8
Six Years Later								372.0	353.5	301.2	268.8	243.1
Seven Years Later									353.5	309.0	268.8	241.8
Eight Years Later										309.0	271.6	241.8
Nine Years Later											271.6	246.8
Ten Years Later												246.8

Cumulative paid as of:
One Year Later			105.9	109.6	137.3	17.0	97.9	105.7	89.0	96.5	95.9	91.3
Two Years Later				192.1	231.8	135.4	97.5	192.8	177.4	162.9	163.9	152.9
Three Years Later					291.6	207.5	189.9	208.6	237.4	214.8	200.8	185.1
Four Years Later						257.2	243.8	273.0	265.5	248.4	223.0	206.4
Five Years Later							280.4	313.7	296.9	269.9	240.3	216.8
Six Years Later								337.9	320.2	281.0	250.4	227.5
Seven Years Later									333.6	293.4	256.2	232.5
Eight Years Later										337.9	264.6	235.7
Nine Years Later											266.8	242.7
Ten Years Later												244.6

Cumulative net redundancy / (deficiency)			$19.0	36.0	54.5	18.8	(23.5)	(73.2)	(81.5)	(70.9)	(48.0)	(32.1)
% Redundancy / (Deficiency)			5%	8%	11%	5%	-8%	-24%	-30%	-30%	-21%	-15%

Gross liability-end of year		$559.3	555.8	585.1	643.0	663.4	635.1	574.5	440.2	318.5	281.3	273.1
Reinsurance recoverables-end of year		133.5	135.8	144.3	158.9	303.8	333.4	275.7	168.2	80.4	57.7	58.4
Net liability-end of year		$425.8	420.0	440.8	484.1	359.6	301.7	298.8	272.0	238.1	223.6	214.7

Gross re-estimated liability-latest	$		539.3	560.2	600.1	655.2	703.4	718.8	605.8	432.7	353.5	301.2
Reinsurance recoverables-latest			138.3	155.4	170.5	314.4	378.2	346.8	252.3	123.7	81.9	54.4
Net re-estimated liability-latest	$		401.0	404.8	429.6	340.8	325.2	372.0	353.5	309.0	271.6	246.8

Gross cumulative redundancy / (deficiency)	$		16.5	24.9	42.9	8.2	(68.3)	(144.3)	(165.6)	(114.2)	(72.2)	(28.1)

Form 10-K: 33

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Reserve for Extended Reporting Endorsements

A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit.  Coverage is provided to the physician for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability or retirement.  The loss exposure associated with this product is known as extended reporting endorsement claims.  The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage.  The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age.  These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums.  Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE.  Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is appropriate.  At December 31, 2009 and 2008, our carried DD&R reserves were $19.5 million and $21.1 million, respectively, which includes a discount related to the present value calculation of approximately $7.4 million and $9.1 million, respectively.  A one percentage point change in our discount rate of 5 percent related to our DD&R reserves as of December 31, 2009 would result in an approximate addition or reduction in our reserve of approximately $1.9 million.  Effective January 1, 2007, we commuted our assumed DD&R reserves, which were $54.5 million.  For additional information, see Note 9, Reinsurance to the consolidated financial statements presented elsewhere herein.

Fair Value Measurements

Effective January 1, 2008, we adopted the accounting guidance on Fair Value Measurements, which provides a framework for measuring fair value under GAAP for financial assets and liabilities.  The adoption did not have an impact on our consolidated financial statements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology).  We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We have primarily applied the market approach for recurring fair value measurements and endeavor to utilize the most important information available to us.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We then classify fair value balances based on the observability of those inputs.

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

Form 10-K: 34

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

Valuation of Investments – We primarily use a single pricing service, Interactive Data Corporation (“IDC”), to value our investments that have an exchange traded price or multiple observable inputs.  In situations where IDC does not have multiple observable inputs or the ability to price a given security, we seek to price the security utilizing another pricing service or by obtaining non-binding broker / dealer quotes.

On a quarterly basis, we obtain and review the pricing methodology of our pricing service to ensure that our fair value designations are classified in accordance with the accounting guidance on Fair Value Measurements.  Our pricing service provides a single price per security.  We review the results of our pricing service for reasonableness each quarter by comparing market values reported on individual cusip basis and an overall portfolio basis to those obtained from our external investment manager to determine that the market value reported by our pricing service appears reasonable.  In addition, an annual SAS 70 report that describes procedures surrounding the compilation and reporting of security prices obtained from our pricing service is provided to us.  We may adjust the valuation of securities from the independent pricing service if we believe a security’s price does not fairly represent the market value of the investment.  For example, when market observable data is not as readily available or if the security trades in an inactive market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing. To date, we have not adjusted any prices supplied by our pricing service.

All securities priced by our pricing service using an exchange traded price are designated by us as Level 1.  We designate as Level 2 those securities not actively traded on an exchange for which our pricing service utilizes multiple verifiable observable inputs.  For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from our pricing service.

Cash equivalents

•
Cash equivalents include liquid instruments with an original maturity of three months or less when acquired.  Instruments, typically mutual funds that trade in active markets, are classified within Level 1 as their fair value is based on quoted market prices for identical assets as of the reporting date. Other instruments, typically Treasury securities and corporate bonds, are classified in Level 2 because they trade in less active markets.  Their fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.

Fixed income securities, available for sale, including short-term investments

•
For securities that trade in less active markets, fair value is based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.  These fixed income securities are classified within Level 2.

•	Fixed income securities for which pricing is based solely on non-binding broker / dealer quotes with inputs less observable are classified within Level 3.

Form 10-K: 35

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Equity securities, available for sale

•	Equity securities that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.

•
Equity securities that trade in less active markets are classified within Level 2 as fair values are based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.

Other invested assets – Other invested assets include investments held as part of our deferred compensation plan and an investment in a non-public entity.

•
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, are included in other invested assets and classified within the valuation hierarchy on the same basis as our actively traded equity securities.

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

For additional information on our fair value measurements, see Note 4, Fair Value Measurements to the consolidated financial statements included elsewhere herein.

Investments

Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed income securities.  Our fixed income securities, equity investments and short-term investments are carried at their fair values and accounted for $676.9 million or 99 percent of our total investments and 66 percent of our total assets as of December 31, 2009, compared to $648.1 million or 99 percent of our total investments and 65 percent of our total assets as of December 31, 2008.  Unrealized gains or losses in their fair values are recorded directly in shareholders’ equity, net of tax effects, as a component of accumulated other comprehensive income (loss).  Gross unrealized investment gains were $24.3 million and gross unrealized investment losses were $6.3 million as of December 31, 2009 compared to $11.8 million and $24.3 million, respectively, as of December 31, 2008.

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

Form 10-K: 36

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

o
If an investment’s fair value declines below cost, we determine if there is adequate evidence to overcome the presumption that the decline is other-than-temporary.  Supporting evidence could include a recovery in the investment’s fair value subsequent to the date of the statement of financial position, a return of the investee to profitability and the investee’s improved financial performance and future prospects (such as earnings trends or recent dividend payments), or the improvement of financial condition and prospects for the investee’s geographic region and industry.

•
Issuer-specific considerations, including an event of missed or late payment or default, adverse changes in key financial ratios, an increase in nonperforming loans, a decline in earnings substantially below that of the investee’s peers, downgrading of the investee’s debt rating or suspension of trading in the security;

•
The occurrence of a significant economic event that may affect the industry in which an issuer participates, including a change that might adversely impact the investee’s ability to achieve profitability in its operations;

•	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value; and

•
With regards to commercial mortgage-backed securities (“CMBS”), we also evaluate key statistics such as breakeven constant default rates and credit enhancement levels.  The breakeven constant default rate indicates the percentage of the pool’s outstanding loans that must default each and every year with 40 percent loss severity (i.e., a recovery rate of 60 percent) for a CMBS class/tranche to experience its first dollar of principal loss.  Credit enhancements indicate how much protection, or “cushion,” there is to absorb losses in a particular deal before an actual loss would impact a specific security.

Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position.  If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.

We have a process in place to identify fixed income and equity securities that could potentially have a credit impairment that is other-than-temporary. This process involves monitoring market events that could impact an issuer’s credit rating, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring pricing levels, downgrades by rating agencies, key financial ratios and cash flow projections as indicators of credit issues.

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

Form 10-K: 37

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities resulting in other-than-temporary impairments to such securities.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition, operating results or cash flows.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings.  Our fixed income portfolio had an overall average credit quality of AA-, based on the lower of the available credit ratings from Moody’s and S&P.

Income Taxes

We estimate and recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.  Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized.  Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations.  During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired.  The valuation allowance was recorded against deferred tax expense.  In 2009, the valuation allowance was deemed no longer necessary as a result of the increase in the fair value of our investment portfolio.  No valuation allowance was recorded during 2007.  For additional information concerning our income taxes, see Note 13, Income Taxes to the consolidated financial statements included elsewhere herein.

Reinsurance

Reinsurance represents insurance bought by an insurance company. In a reinsurance contract the reinsurer agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurers do not pay policyholder claims. Instead, they reimburse insurers for claims paid. Reinsurance does not relieve us from our primary obligations to policyholders.  Therefore, the failure of reinsurers to honor their obligations could result in losses to us.  The amounts recoverable from reinsurers on our unpaid losses and LAE are calculated by applying the terms of the respective reinsurance contracts to our estimates of the underlying loss and LAE reserves that are subject to reinsurance.  Thus, to the extent our reinsured reserves change or are adjusted, so will the related reinsurance recoverable and our exposure.

Form 10-K: 38

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk with respect to the individual reinsurers that participate in our ceded programs to minimize our exposure to significant losses from reinsurer insolvencies.  We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.  For additional information concerning our reinsurance, see Note 9, Reinsurance to the consolidated financial statements included elsewhere herein.

Goodwill and Intangible Assets

We make an annual assessment of goodwill and intangible assets by reporting unit to determine whether the value of our goodwill and intangible assets is impaired.  We use both a market-based approach and an income approach to estimate the fair value of each reporting unit.  Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill or intangible assets have suffered impairment in value.  In November 2009, we completed the acquisition of Advocate, MD.  The acquisition resulted in $10.2 million of additional goodwill and the recording of $7.3 million of intangible assets.  We completed our annual assessment of goodwill and intangible assets in 2009, 2008 and 2007 and concluded that the value of our goodwill and intangible assets was not impaired.  For additional information on the additions to goodwill and intangible assets as a result of the Advocate, MD acquisition, see Note 7, Goodwill and Intangible Assets to the consolidated financial statements included elsewhere herein.

Share-Based Payments

We recognize share-based compensation expense ratably using the straight-line attribution method over the expected vesting period.  In addition, we are required to estimate the amount of expected forfeitures when calculating share-based compensation costs.  It is our policy to issue shares when options are exercised.  We may repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.  In determining the pool of windfall tax benefits for purposes of calculating assumed proceeds under the treasury stock method, we exclude the impact of pro forma deferred tax assets.

Awards under our Omnibus Plan in 2007 and prior years consisted only of stock options and restricted stock.  During 2008 and 2009, we made grants of contingent stock with performance-based measures and restricted stock.  The contingent stock has a two-year performance period.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.  The restricted stock grants are time-based and vest in equal amounts over a three-year period, subject to forfeiture restrictions.  Restricted stock becomes unrestricted as the awards vest.  Time-vested awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards.  Performance-based awards vest upon meeting the related performance objective.  Under the plan, individuals who receive a restricted stock award are permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability.  Awards are generally made annually.

Prior to 2008, we used historical data and projections to estimate expected employee behavior related to stock award exercises and forfeitures.  We estimated the fair value of each stock option on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table.  The fair value of restricted stock awards, including performance units, is based on the closing sales price of FPIC common stock on the date of issuance.  Stock valuation models require the input of highly subjective assumptions.  Expected volatility and dividends were based on historical factors related to our common stock.  Expected term represents the estimated weighted-average time between grant and employee exercise.  The risk-free rate is based on U.S. Treasury rates appropriate for the expected term.

Form 10-K: 39

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Assumptions related to stock option awards:
	2009	2008	2007
Expected volatility	*	*	56.01%
Expected dividends	*	*	—
Expected term	*	*	5.1 years
Risk-free rate	*	*	4.61%

Assumptions related to ESPP awards:
	2009	2008	2007
Expected volatility	40.04%	36.02%	25.84%
Expected dividends	—	—	—
Expected term	1.0 year	1.0 year	1.0 year
Risk-free rate	0.39%	3.04%	4.94%

*	No stock options were granted in 2008 or 2009.

For additional information on our share-based compensation plans, see Note 15, Share-Based Compensation Plans to the consolidated financial statements included elsewhere herein.

Pension Benefits

We recognize as an asset or liability the over-funded or under-funded status of our defined benefit plans for the difference between the plan’s projected benefit obligation and the fair value of plan assets.  We also record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income (loss).  Such amounts are reclassified into earnings as components of net periodic benefit cost.  We measure plan assets and benefit obligations as of the date of our statement of financial position.  Effective January 1, 2008, we elected the "two measurement approach" for current year-end measurement calculations.  Under this approach we have appropriately recorded the net benefit expense for the transition period to retained earnings as of January 1, 2008.  Additionally, changes in the value of plan assets and benefit obligations that occurred in the transition period between October 1, 2007 and December 31, 2007 were recorded to accumulated other comprehensive income (loss), net of tax, at the beginning of the year.  A second measurement was performed at January 1, 2008 to produce twelve months of net benefit expense to record during 2008.  The impact of adopting the measurement date provisions is shown in the table below:

(in thousands)
As of January 1, 2008	Before Application of Measurement Date Provisions	Adjustments to Adopt Measurement Date Provisions	After Application of Measurement Date Provisions
Retained earnings	$295,586	(89)	295,497
Accumulated other comprehensive loss	(884)	(58)	(942)
Total shareholders' equity	$294,702	(147)	294,555

Form 10-K: 40

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The accounting for defined benefit plans is dependent on actuarial estimates, assumptions and calculations that result from a complex series of judgments about future events and uncertainties.  The assumptions and actuarial estimates required to estimate the employee benefit obligations for our defined benefit plans include discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality (life expectancy); and expected return on plan assets.  Our assumptions reflect our historical experiences and our best judgment regarding future expectations that have been deemed reasonable by management.  The judgments made in determining the costs of our defined benefit plans may impact our results of operations.  Consequently, we often obtain assistance from actuarial experts to aid in developing reasonable assumptions and cost estimates.

Our assumption for the expected long-term rate of return on plan assets in our pension plans, which impacts net periodic benefit cost, is 6.8% for 2009, 2008 and 2007.  The assumption for the expected return on plan assets for our defined benefit plans reflects our long-term assessment of forward-looking return expectations by asset class, which is used to develop a weighted-average expected return based on the implementation of our targeted asset allocation in our respective plans.  The following table shows the expected versus actual rate of return on plan assets for our defined benefit plans.

	2009	2008	2007
Expected annual rate of return	6.8%	6.8%	6.8%
Actual annual rate of return (loss)	23.8%	-30.2%	5.3%

The discount rate used in calculating our pension benefit obligations as of December 31, 2009 and 2008, is 6.0 percent and 5.9 percent, which represents a 0.3 and 0.4 percentage-point decrease, respectively, from our December 31, 2007 rate of 6.3%.  The discount rate for our defined benefit plans is based on a yield curve constructed from a portfolio of high quality corporate bonds for which the timing and amount of cash flows approximate the estimated payouts of the plans.

The following table illustrates the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2009:

(in thousands)	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 basis point increase in the discount rate	$(26)	(406)
25 basis point decrease in the discount rate	$27	429

For additional information on our defined benefit plans, see Note 16, Employee Benefit Plans to the consolidated financial statements included elsewhere herein.

Revenue Recognition

Premiums, which are our primary source of revenue, are generally recognized pro-rata over the respective period of each policy.  Premium receivables are recorded net of an estimated allowance for uncollectible amounts.  Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy.  In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write down of deferred policy acquisition costs and a corresponding charge to income.  In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

Commitments and Contingencies

For information concerning commitments and contingencies to which we are subject, see Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Form 10-K: 41

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

New Accounting Pronouncements

As described in Note 2, Significant Accounting Policies to the consolidated financial statements included elsewhere herein, under the heading “New Accounting Pronouncements,” there are accounting pronouncements that have recently been issued but have not yet been implemented by us.  Note 2 describes the potential impact that these pronouncements are expected to have on our consolidated financial statements once implemented.

Consolidated Results of Operations

Comparison for the Years Ended December 31, 2009 and 2008

Consolidated income from continuing operations was $33.6 million for 2009, or $4.57 per diluted common share, an increase of 5 percent and 24 percent, respectively, compared to $32.1 million for 2008, or $3.69 per diluted common share for 2008.  Consolidated income from continuing operations for 2009, includes $0.5 million (excluding acquisition related costs) contributed by the operations of Advocate, MD since its acquisition in November 2009.  The remainder of the increase in income from continuing operations is primarily due to net realized investment gains compared with net realized investments losses in the prior period, partially offset by lower net premiums earned and net investment income and a higher combined ratio in the current year.  The decline in net premiums earned for 2009 is primarily the result of lower rates in our Florida market and a prior shift in business mix, offset to some extent by an increase in professional liability policyholders and premiums earned as a result of the acquisition of Advocate, MD.  Other underwriting expenses for 2009 and 2008 were affected by the state insurance guaranty assessments and recoveries as discussed below.  Net losses and LAE incurred in 2009 include favorable prior year loss development of $19.0 million compared to $17.0 million in 2008.  The increase in consolidated income from continuing operations was partially offset by an increase in other expenses primarily as a result of  transaction costs incurred in connection with the acquisition of Advocate, MD.  Share repurchases under our stock repurchase program were a major contributor to the growth in earnings per common share during 2009.

Consolidated net income was $34.0 million for 2009, or $4.63 per diluted common share, an increase of 6 percent and 25 percent, respectively, compared to $32.1 million, or $3.69 per diluted common share, for 2008.  Included in net income for 2009 was a gain from discontinued operations of $0.4 million.  Other changes in net income are due to the factors discussed in the paragraph above with regard to income from continuing operations.

Comparison for the Years Ended December 31, 2008 and 2007

Consolidated income from continuing operations was $32.1 million for 2008, or $3.69 per diluted common share, a decline of 37 percent and 29 percent, respectively, compared to $51.1 million, or $5.20 per diluted common share, for 2007.  The decline in income from continuing operations for 2008 was primarily due to an increase in net realized investment losses associated with other-than-temporary impairments of securities and lower net premiums earned partially offset by lower net losses and LAE and other underwriting expenses.  Net income for 2007 also includes an after-tax gain of $9.7 million on the reinsurance commutation between First Professionals and PRI.  Other underwriting expenses for 2008 and 2007 were affected favorably and unfavorably, respectively, by the state insurance guaranty assessments and recoveries discussed below.  The lower net losses and LAE in 2008 include favorable prior year loss development of $17.0 million compared to $16.0 million in 2007, excluding the PRI commutation.  The decline in net premiums earned for 2008 is primarily the result of lower rates in our Florida market and to a lesser extent, lower policy limits and a change in business mix to lower risk specialties.

Consolidated net income was $32.1 million for 2008, or $3.69 per diluted common share, a decrease of 37 percent and 29 percent, respectively, compared to $50.9 million, or $5.18 per diluted common share, for 2007.  Included in net income for 2007 was a loss from discontinued operations of $0.2 million.  Other changes in net income are due to the factors discussed in the paragraph above with regard to income from continuing operations.

Form 10-K: 42

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Continuing Operations

Our business is comprised of our insurance operations through insurance subsidiaries domiciled in Florida, Missouri and Texas.  We currently engage only in insurance operations.  Financial and selected other data, including professional liability claims data, related to our continuing operations as of December 31 and for the years then ended is summarized in the table below.

FPIC pre-acquisition business represents our insurance operations conducted through insurance subsidiaries domiciled in Florida and Missouri.  These are the only operations we conducted during 2007and 2008 and these operations exclude the impact of the acquisition of Advocate, MD in November 2009.

Form 10-K: 43

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in thousands)						Percentage Change
	FPIC pre-acquisition business	Advocate, MD acquisition	2009 Consolidated	2008	2007	2009 vs 2008	2008 vs 2007
Direct premiums written (1)	$167,900	2,493	170,393	185,830	206,040	-8%	-10%
Assumed premiums written	58	—	58	—	—	0%	0%
Commutation of assumed premiums written (2)	—	—	—	—	(54,465)	0%	100%
Ceded premiums written	(23,817)	(285)	(24,102)	(23,548)	(23,632)	-2%	0%
Net premiums written (2)	$144,141	2,208	146,349	162,282	127,943	-10%	27%

Net premiums earned	$153,320	3,154	156,474	172,830	198,899	-9%	-13%
Net investment income	27,324	425	27,749	30,295	31,309	-8%	-3%
Net realized investment gains (losses)	2,565	—	2,565	(13,552)	(565)	119%	—
Other income (1)	510	—	510	432	381	18%	13%
Total revenues	183,719	3,579	187,298	190,005	230,024	-1%	-17%

Net losses and LAE	90,132	2,053	92,185	99,721	103,852	-8%	-4%
Other underwriting expenses (3)	40,631	745	41,376	37,992	44,880	9%	-15%
Interest expense	3,620	—	3,620	3,827	4,472	-5%	-14%
Other expenses	901	63	964	412	62	134%	565%
Total expenses	135,284	2,861	138,145	141,952	153,266	-3%	-7%

Income from continuing operations before income taxes	48,435	718	49,153	48,053	76,758	2%	-37%
Less: Income tax expense	15,293	252	15,545	15,953	25,668	-3%	-38%
Income from continuing operations	$33,142	466	33,608	32,100	51,090	5%	-37%

Form 10-K: 44

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(1)
Includes $4.8 million and $2.9 million of premiums associated with alternative risk arrangements for the year ended December 31, 2009 and 2008.  Management fees for such arrangements are included in other income.  No alternative risk arrangements were written in 2007.

(2)
During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  In connection with the commutation, First Professionals recognized an after-tax gain of $9.7 million.  For additional information on the commutation, see Item 1.  Financial Statements, Note 9, Reinsurance.  Excluding the impact of the PRI commutation, net premiums written were $182.4 million for the year ended December 31, 2007.

(3)
Other underwriting expenses includes a guaranty fund assessment of $1.2 million offset by $1.2 million in recoveries in 2009, recoveries of $2.7 million in 2008 related to previous assessments and charges of $3.5 million (net of $0.7 million in recoveries) related to an assessment levied in 2007.

						Percentage Change
	FPIC pre-acquisition business	Advocate, MD acquisition	2009 Consolidated	2008	2007	2009 vs 2008	2008 vs 2007
Professional liability policyholders	14,339	3,664	18,003	13,728	13,372	31%	3%
Professional liability policyholders under alternative risk arrangements	282	—	282	174	—	62%	—
Total professional liability policyholders	14,621	3,664	18,285	13,902	13,372	32%	4%

Form 10-K: 45

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Comparison of Results for the Years Ended December 31, 2009 and 2008

Direct premiums written declined 8 percent for 2009 compared to 2008.  Excluding the impact of the Advocate, MD acquisition, direct premiums written declined 10 percent, primarily as the result of lower premium rates in our Florida market, offset to some extent by an increase in professional liability policyholders.  Our national and Florida policyholder retention for 2009 were both 95 percent compared to 96 percent national and Florida retention for the comparable period in 2008.

Net premiums written declined 10 percent for 2009 compared to 2008.  Excluding the impact of the Advocate, MD acquisition, net premiums written declined 11 percent, primarily as the result of lower premium rates in our Florida market, offset to some extent by an increase in professional liability policyholders.

Net premiums earned declined 9 percent for 2009 compared to 2008.  Excluding the impact of the Advocate, MD acquisition, net premiums earned declined 11 percent, primarily the result of lower rates in our Florida market and a prior shift in business mix that is now being reflected in net premiums earned.

Net investment income declined 8 percent for 2009 compared to 2008.  Excluding the impact of the Advocate, MD acquisition, net investment income declined 10 percent, primarily as a result of common share repurchases under our stock repurchase program, and a lower yield on cash and cash equivalents partially offset by a slight increase in the average yield on fixed income securities.  In addition, we held cash in contemplation of the Advocate, MD acquisition, which was completed November 13, 2009, that would have otherwise been invested in higher yielding securities.

Net realized investment gains for 2009 were $2.6 million and include other-than-temporary impairment charges of $2.1 million related to three non-agency mortgage-backed securities, one commercial mortgage-backed security and two corporate securities.  We do not expect to fully collect our amortized value on these securities.  During 2008, net realized investment losses were $13.6 million and included other-than-temporary charges of $13.5 million primarily related to corporate securities that were adversely affected by the challenging economic environment and related financial market turmoil.

Net losses and LAE declined 8 percent for 2009 compared to 2008.  Excluding the impact of the Advocate, MD acquisition, net losses and LAE declined 10 percent.  The declines in net losses and LAE are primarily related to the declines in net premiums earned and an increase in the amount of favorable reserve development over the prior year periods.  The continuation of favorable claims results as compared to previous estimates resulted in the recognition of $19.0 million of favorable prior year development for 2009, respectively, compared to $17.0 million for 2008.  The favorable development recognized in 2009 primarily reflects reductions in our estimates of incident to claim development, payment frequency and payment severity for accident years 2005 through 2007 as compared to previous estimates.  Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) was 58.9 percent for 2009 compared to 57.7 percent for 2008.

Form 10-K: 46

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the table below.

		For the year ended December 31,
		2009	2008	2007
Loss ratio
Current accident year		71.0%	67.5%	67.3%
Commutation of assumed premiums written - prior accident years	D	—	—	-7.1%
Prior accident years		-12.1%	-9.8%	-8.0%
Calendar year loss ratio	A	58.9%	57.7%	52.2%

Underwriting expense ratio	B	26.5%	22.0%	22.6%
Commutation of assumed premiums written		—	—	-0.9%
Insurance guaranty fund assessments		0.7%	—	1.8%
Insurance guaranty fund recoveries		-0.7%	-1.5%	—
Underwriting expense ratio excluding the impact of reinsurance commutations and insurance guaranty fund assessments or (recoveries)	C	26.5%	23.5%	21.7%

Combined ratio (Sum of A+B)		85.4%	79.7%	74.8%

Combined ratio excluding the impact of reinsurance commutations and insurance guaranty fund assessments or (recoveries) (Sum of A-D+C)		85.4%	81.2%	81.0%

Form 10-K: 47

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Selected information concerning our professional liability insurance claims data for the years then ended is summarized in the table below.

						Percentage Change
	FPIC pre-acquisition business	Advocate, MD acquisition	2009 Consolidated	2008	2007	2009 vs 2008	2008 vs 2007
Net paid losses	$73,406	1,586	74,992	67,190	91,464	12%	-27%
Less: net paid losses on assumed business in run-off and commuted reinsurance agreements	744	—	744	498	30,001	49%	-98%
Net paid losses excluding assumed business in run-off and commuted reinsurance agreements	72,662	1,586	74,248	66,692	61,463	11%	9%

Net paid LAE	44,511	688	45,199	53,286	55,724	-15%	-4%
Less: net paid LAE on assumed business in run-off and commuted reinsurance agreements	8	—	8	72	59	-89%	22%
Net paid LAE excluding assumed business in run-off and commuted reinsurance agreements	44,503	688	45,191	53,214	55,665	-15%	-4%

Net paid losses and LAE excluding assumed business in run-off and commuted reinsurance agreements	$117,165	2,274	119,439	119,906	117,128	0%	2%

Form 10-K: 48

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

						Percentage Change
	FPIC pre-acquisition business	Advocate, MD acquisition	2009 Consolidated	2008	2007	2009 vs 2008	2008 vs 2007
Total professional liability claims closed without indemnity payment	578	19	597	578	730	3%	-21%
Total professional liability incidents closed without indemnity payment	880	11	891	824	1,125	8%	-27%
Total professional liability claims and incidents closed without indemnity payment	1,458	30	1,488	1,402	1,855	6%	-24%

Total Professional Liability Claims with Indemnity Payment	348	9	357	330	311	8%	6%

CWIP Ratio on a rolling four quarter basis(1)	38%	32%	37%	36%	30%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	19%	23%	19%	19%	14%

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Form 10-K: 49

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

						Percentage Change
	FPIC pre-acquisition business	Advocate, MD acquisition	2009 Consolidated	2008	2007	2009 vs 2008	2008 vs 2007
Total professional liability claims reported during the period	745	23	768	738	693	4%	6%
Total professional liability incidents reported during the period	975	7	982	1,015	926	-3%	10%
Total professional liability claims and incidents reported during the period	1,720	30	1,750	1,753	1,619	0%	8%

Total professional liability claims and incidents that remained open	3,284	366	3,650	3,359	3,342	9%	1%

Form 10-K: 50

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Selected professional liability insurance claims data.  Net paid losses and LAE, excluding assumed reinsurance contracts in run-off, was relatively flat for 2009 compared with the same period in 2008 with an increase in net paid indemnity being almost entirely offset by a decline in paid LAE.  The increase in net indemnity paid is primarily due to a higher number of claims with an indemnity payment.  The average payment severity of our claims remains within our expectations.  For the year ended December 31, 2009, the CWIP ratio was 37 percent and the CWIP ratio, including incidents, was 19 percent, compared to 36 percent and 19 percent, respectively, for the same period in 2008.  The slightly higher CWIP ratios, excluding incidents, is the result of a lower number of reported claims in recent years.  Excluding claims reported at Advocate, MD, claims and incidents reported decreased 2 percent.  As claims frequency decreases, there is a general expectation that the CWIP ratio will be higher.  The CWIP ratios remain within our expectations.  Our inventory of open claims and incidents increased during 2009 due to the acquisition of Advocate MD and inclusion of their open claims as of December 31, 2009.  Excluding open claims and incidents of Advocate, MD, professional liability claims and incidents that remained open declined 2 percent.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Other underwriting expenses increased 9 percent for 2009 compared to 2008.  Excluding the impact of the Advocate, MD acquisition, other underwriting expenses increased 7 percent primarily as a result of lower recoveries on prior guaranty fund assessments and an additional guaranty fund assessment levied in November 2009, lower ceding commissions and higher bad debt expense, partially offset by lower variable costs for agent commissions and premium taxes due to lower premiums earned.

Other expenses increased 134 percent for 2009 compared to 2008 primarily as a result of $0.7 million of transaction costs incurred in connection with the acquisition of Advocate, MD.  Other expenses also includes amortization expense related to our intangible asset for customer relationships recorded as a result of the Advocate, MD acquisition.

Income tax expense decreased 3 percent for 2009 compared to 2008.  Our effective tax rate was 31.6 percent for 2009 compared to 33.2 percent for 2008.  Income tax expense for 2008 includes a valuation allowance against deferred taxes of $0.7 million associated with realized investments losses.  The valuation allowance was recorded against deferred tax expense.  In 2009, the valuation allowance was deemed no longer necessary as a result of the increase in the fair value of our investment portfolio.  Excluding the valuation allowance, our effective tax rate was 33.0 percent for 2009 compared to 31.8 percent for 2008.  The change in our effective tax rate reflects changes in the proportion of tax-exempt investment income to taxable income.

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

Form 10-K: 51

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Net realized investment losses increased for 2008 compared to 2007.  We recognized $13.5 million in impairment charges for investments deemed other-than-temporarily impaired.  For additional information on our other-than-temporary impairments, see Note 6, Investments to the consolidated financial statements included elsewhere herein.  Our fixed income investment portfolio had an average Moody’s credit quality rating of Aa2 (High quality).

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

Form 10-K: 52

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

Our TPA operations were comprised of our former wholly owned subsidiary, Employers Mutual, Inc. (“EMI”).  On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005.  An after-tax gain of $0.2 million was recognized on the sale.  On May 31, 2005, the remaining TPA operations were sold to a private investor.  An after-tax gain of $1.5 million was recognized on the sale.  During the third quarter of 2009, we recorded an additional gain on the sale of discontinued operations of $0.4 million due to the resolution of a contingency related to certain consolidated tax returns that included EMI (2005 and prior), and the expiration of federal and state statutes of limitations for those tax years.

For additional information on our discontinued operations, see Note 20, Discontinued Operations to the consolidated financial statements included elsewhere herein.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, we possess assets that consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and to fund our share repurchase program include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services.  In accordance with limitations imposed by state insurance laws, our insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay us dividends of approximately $27.3 million during 2010 without prior regulatory approval.  As of December 31, 2009, the holding company held cash and liquid investments of $4.9 million.

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

A number of factors could cause unexpected changes in our consolidated liquidity and capital resources, including, but not limited to, the following:

•
Unexpected changes in premium revenue, due to higher or lower than expected new business or retention of insurance policies in force or the impact of any future adverse legislative, regulatory or other such actions on our premium rates, resulting in unanticipated changes in liquidity provided by our insurance subsidiaries;

Form 10-K: 53

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

•	Unexpected changes in the amounts needed to defend and settle claims at our insurance subsidiaries;

•	Unexpected changes in operating costs, including new insurance guaranty fund assessments or increased taxes;

•	Unexpected changes in, or the imposition of, regulatory restrictions on the amount of dividends that can be paid to us;

•	Failure of one or more of our reinsurers leading to uncollectible reinsurance recoverables; and

•	Possible realized losses on securities comprising our investment portfolio.

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

Sources of liquidity include cash from operations and routine sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $6.7 million for 2009 compared to net cash provided by operating activities of $21.1 million for 2008 and net cash used in operating activities of $31.4 million for 2007.  The decline in net cash provided by operating activities is primarily due to lower premium receipts.

Net cash flows provided by investing activities was $32.0 million, $26.3 million and $11.6 million for 2009, 2008 and 2007, respectively.  The 2007 cash flows from investing activities include the transfer of securities in connection with the PRI commutation.  Net cash provided by investing activities increased during 2009 primarily as a result of transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.  Net sales and maturities of fixed income securities, equity securities and short-term investments, were $74.6 million, $27.0 million and $15.9 million for 2009, 2008 and 2007.  Net cash flows provided by investing activities for 2009 also reflect cash outlays of $44.6 million ($33.6 million in cash paid at closing and the payoff of $9.0 million in senior debt) offset by cash received of $6.0 million associated with the acquisition of Advocate, MD.

Net cash flows used in financing activities was $38.5 million, $59.1 million and $48.5 million for 2009, 2008 and 2007, respectively.  The decrease in net cash used in financing activities for 2009 was primarily due to the lower repurchases of common shares under our stock repurchase program, which totaled $43.0 million, $68.1 million and $50.7 million for 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, we had cash and investments of $744.8 million and $712.7 million, respectively.  Included within cash and investments as of December 31, 2009 were cash and cash equivalents of $58.6 million, and equity securities, fixed income securities and short-term investments with fair values of $11.2 million and $665.6 million, respectively.  Approximately $75.1 million of our fixed income securities have scheduled maturities during the next 12 months.  We believe that our cash and investments as of December 31, 2009, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

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

Form 10-K: 54

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in thousands)	As of	As of
	December 31, 2009	December 31, 2008
Long-term debt	$46,083	46,083
Shareholders' equity	$279,787	259,894
Ratio of debt to total capitalization	14.1%	15.1%

Long-term debt

During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million.  The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another.  In accordance with the accounting guidance on variable interest entities, we have not consolidated these subsidiary trusts.

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.13 percent to 4.46 percent as of December 31, 2009).  The trust-preferred securities also contain features that would allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and mature in May and October 2033.  As discussed below, during May and November 2008 we replaced our expiring interest rate collars with separate interest rate swaps to hedge the floating interest rate on our outstanding indebtedness.

Other Significant Financial Position Accounts

Reinsurance recoverable / payable
We purchase reinsurance from a number of companies to mitigate concentrations of credit risk.  Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions in part on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate.  At December 31, 2009 our receivables from reinsurers, net of amounts due, totaled $146.2 million.  We have not experienced difficulty in collecting amounts from reinsurers due to the financial condition of the reinsurers.  Should future events lead us to believe that any reinsurer is unable to meet its obligation, adjustments to the amounts recoverable would be reflected in the results of current operations.  We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business.  The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more as of December 31, 2009 and 2008.

Form 10-K: 55

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Reinsurer	A.M. Best Rating as of December 31, 2009	Net Amount Recoverable as of December 31, 2009 (in thousands)	Net Amount Recoverable as of December 31, 2008 (in thousands)
Hannover Rueckversicherungs	A	$25,942	29,350
Physicians' Reciprocal Insurers	Not Rated *	28,367	33,271
Lloyd's Syndicates	A	17,136	16,639
Transatlantic Reinsurance Company	A	17,168	18,532
Partner Reinsurance Company of the U.S.	A+	9,970	10,866
Berkley Insurance Company	A+	11,792	11,143
ACE Tempest Re	A+	5,739	4,980
Other reinsurers	*	30,085	22,554
Total		$146,199	147,335

*	We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized.

Deferred income taxes decreased 35 percent to $26.3 million as of December 31, 2009 from $40.6 million as of December 31, 2008.  The decrease in deferred income taxes is primarily a result of our investment portfolio being in a net unrealized gain position compared to 2008 when the portfolio was in a net unrealized loss position.  In addition, we recorded additional deferred tax liabilities associated with the acquisition of Advocate, MD.

Goodwill and intangible assets increased $17.4 million to $28.2 million as of December 31, 2009 from $10.8 million as of December 31, 2008.  The increase in goodwill and intangible assets is directly related to the acquisition of Advocate, MD in November 2009.  Goodwill of $10.2 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and consists largely of the synergies and economies of scale resulting from the combination of FPIC and Advocate, MD.  All of the goodwill was assigned to our insurance segment.  None of the goodwill recognized is expected to be deductible for income tax purposes.  Intangible assets of $7.3 million were also recognized in connection with the acquisition.  These intangible assets included state licenses, the trade name “Advocate, MD”, non-compete agreements and customer relationships.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements.  We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk, (2) employee benefit plans and (3) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts.  These items are discussed further below.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2009 that would give rise to previously undisclosed market, credit or financing risk.

The following table summarizes our significant contractual obligations and commitments as of December 31, 2009, and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal payments on outstanding borrowings.  Additional information regarding these obligations is provided in Note 3, Acquisition of Advocate, MD, Note 8, Liability for Losses and LAE, Note 10, Long-term Debt, Note 13, Income Taxes, , Note 16, Employee Benefit Plans and Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Form 10-K: 56

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Contractual Obligations (in thousands):	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Liability for losses and LAE	$559,257	180,525	229,229	97,131	52,372
Long-term debt obligations(1)	46,083	—	—	—	46,083
Interest on long-term debt(2)	93,666	3,517	7,034	7,489	75,626
Operating lease obligations	1,379	505	725	149	—
Employee benefit plan obligations(3)	4,373	4,373	—	—	—
Other liabilities (4)	7,023	1,996	5,027	—	—
Total	$711,781	190,916	242,015	104,769	174,081

(1)	All long-term debt is assumed to be settled at its contractual maturity.
(2)
Interest on our long-term debt has been calculated considering the effect of our interest rate swaps, which fix the annual interest rate payable on our trust-preferred indebtedness until the termination of the swaps in 2011 and 2013.  Thereafter, interest on our long-term debt has been calculated using the implied LIBOR forward rate for variable rate debt.

(3)	Employee benefit plan obligations are comprised of proposed plan contributions and our unfunded obligation as of December 31, 2008.
(4)
The acquisition of Advocate, MD includes a contingent consideration arrangement that provides for additional consideration to be paid by FPIC for Advocate, MD based on the attainment of targets with respect to direct written premiums, its combined ratio and underwriting profits.  Up to forty percent of the contingent consideration is payable one year from the acquisition date with the remaining balance due two years from the acquisition date.  The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0.9 million and $12.0 million.  We recognized a liability for the estimated fair value of acquisition-related contingent consideration totaling $7.0 million using a discounted cash flow model assuming probability weighted targets to be achieved over the earn-out period.  For additional information, see Note 3, Acquisition of Advocate, MD.

(1) Derivative financial instruments – During May and November 2008, we entered into four interest rate swaps with SunTrust Banks, Inc. (“SunTrust”) to mitigate our floating rate interest risk on our long-term debt.  Each swap contract contains customary representations, warranties and covenants and has a termination date either three or five years from its respective effective date.  We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR rate for the same amount.  The interest rate swaps, during their terms, fix the annual interest rate payable on our trust-preferred indebtedness at 8.14 percent for $20 million of the indebtedness, 7.97 percent for $15 million and 6.94 percent for $10 million.  For additional information on our derivative instruments, see Note 11, Derivative Instruments and Hedging Activities, included elsewhere herein.

(2) Employee benefit plans – We provide pension benefits to eligible employees through defined benefit plans that we sponsor.  For additional information about our employee benefit plans, see Note 16, Employee Benefit Plans to the consolidated financial statements included elsewhere herein.

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

Form 10-K: 57

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

The following table illustrates the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2009:

(in thousands)	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 basis point increase in the discount rate	$(26)	(406)
25 basis point decrease in the discount rate	$27	429

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

Interest rate risk – fixed income securities, including short-term investments.  Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates.  Our exposure to interest rate fluctuations results from our significant holdings of fixed income securities and short-term investments, which comprised $665.6 million, or 97 percent, and $637.2 million, or 97 percent, of the fair value of all our investment securities as of December 31, 2009 and 2008, respectively.  Fluctuations in interest rates have a direct impact on the market valuation of these securities and could have an impact on the results of our operations and cash flows.  Generally, in a rising interest rate environment the market value of fixed income securities declines, and in a declining interest rate environment the market value of fixed income securities increases.  Some of our fixed income securities have call features.  In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates.  In a rising interest rate environment, we may choose to sell these securities (rather than hold them to maturity) and receive less than we paid for them.

Form 10-K: 58

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs) in such a way as to minimize the likelihood of having to liquidate investments before their maturity.  Effective duration is a standard measure of interest rate sensitivity that takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds.  The effective duration of our fixed income securities and short-term investments as of December 31, 2009 was approximately 3.2 compared to 3.3 as of December 31, 2008.

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on future earnings, fair values or cash flows of our investment portfolio as of December 31, 2009.  The following table shows the interest rate sensitivity of our fixed income securities and short-term investments assuming a range of increases and decreases in market interest rates.  For purposes of this interest rate analysis(1), each market interest rate change is assumed uniform across the portfolio.

	Interest Rate Sensitivity Analysis
	Hypothetical	Hypothetical		Hypothetical	Hypothetical
	Decrease	Decrease	Current	Increase	Increase
	– (200 bps)	– (100 bps)	Market	+ 100 bps	+ 200 bps
Fair value (in thousands)	$707,518	686,666	665,643	643,515	620,907
Fair value / Reported value	106%	103%	100%	97%	93%

(1)
This interest rate analysis and the estimated amounts generated from the sensitivity analysis represent forward-looking statements about market risk assuming certain market conditions occur.  The analysis provided by us to illustrate the potential impact of changes in interest rates should not be considered projections of future events or losses.

Interest rate risk – long-term debt obligations and derivative financial instruments.  In addition to interest rate risk associated with our investments, we are also subject to interest rate risk associated with our long-term debt and derivative financial instruments.  As of December 31, 2009, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.

As noted above, during May and November 2008, we replaced our expiring interest rate collars and effected new interest rate swaps to hedge the floating interest rate risk on our outstanding indebtedness.  We have designated the interest rate swaps as cash flow hedges.  They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders’ equity (as a component of accumulated other comprehensive income or loss).  We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.  Information concerning our derivative instruments in effect as of December 31, 2009 is presented in the table below.

Notional
Amount	Derivative	Trade	Effective	Maturity	Receive	Pay
(in thousands)	Instrument	Date	Date	Date	Rate (1)	Rate
$5,000	Interest Rate Swap	5/23/2008	5/23/2008	5/23/2013	0.26%	3.94%
$15,000	Interest Rate Swap	5/23/2008	8/15/2008	8/15/2013	0.27%	4.04%
$15,000	Interest Rate Swap	5/23/2008	10/29/2008	10/29/2013	0.28%	4.12%
$10,000	Interest Rate Swap	11/18/2008	11/24/2008	11/23/2011	0.26%	2.74%

Form 10-K: 59

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(1)	Based on three-month LIBOR.

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

(in thousands)	December 31, 2009	Projected Cash Flows
	Fair Value	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt:
Variable rate debt (1)	$46,083	—	—	—	—	—	46,083	$46,083
Average interest rate (1)	5.1%	4.9%	6.2%	7.4%	8.2%	8.6%	8.9%

Interest rate swaps:
Receive amount (2)	$(1,281)	(1,297)	(711)	(196)	73	—	—	$(2,131)
Average pay rate (2)	3.8%	3.8%	3.8%	3.8%	3.8%	0.0%	0.0%
Average receive rate (2)	2.8%	0.9%	2.2%	3.4%	4.0%	0.0%	0.0%

(1)
For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  The weighted-average interest rates as of December 31, 2009 are based on implied forward rates in the forward yield curve for three-month LIBOR.

(2)
The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the swap contract.

For additional information on our long-term debt obligations and derivative instruments, see the sections entitled Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations: Contractual Obligations, Commitments and Off-Balance Sheet Arrangements and Liquidity and Capital Resources.

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

Form 10-K: 60

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Our fixed income securities currently reflect an overall average credit quality of AA-, based on the lower of the available credit ratings from S&P and Moody’s for each investment security in our portfolio.  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  Approximately 38 percent of our fixed income securities consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

As of December 31, 2009, over 99 percent of our fixed income securities and short-term investments were rated by at least one of the following credit rating agencies: S&P and Moody’s.  Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor.  In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.

The following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating.

(in thousands)	Underlying Credit Rating
	AAA - A	BBB	Below BBB	Not Rated	Total
Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$97,768	7,115	614	1,652	$107,149
Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$91,286	3,806	6,148	5,909	$107,149

1)
The ratings noted above were determined by using the lower of the available credit ratings from S&P and Moody’s unless the underlying issuer’s stand-alone credit rating was higher than the S&P and Moody’s stated rating, in which case the underlying issuer’s stand-alone credit rating was used.

2)	The ratings noted above were determined by using the lower of the available credit ratings from S&P and Moody’s.

As of December 31, 2009, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee.

(in thousands)	Value of Fixed-Income Securities Containing a Third-Party Guarantee
Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand-Alone Credit Rating	Total Securities Containing a Third-Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$49,667	3,656	53,323
Assured Guaranty Municipal Corp.	25,705	360	26,065
Permanent School Fund	12,686	—	12,686
American Municipal Bond Assurance Corporation	6,730	1,515	8,245
Financial Guaranty Insurance Company	4,760	228	4,988
Municipal Bond Insurance Association	1,184	—	1,184
Other guarantors	508	150	658
Total	$101,240	5,909	107,149

We do not hold any direct exposures to a financial guarantor in our investment portfolio.

Form 10-K: 61

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with the accounting guidance on offsetting of amounts related to certain contracts and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of December 31, 2009, the combined fair value of our derivative instruments was $0.3 million, net of cash collateral paid to our counterparty of $2.3 million, and is included in other liabilities within our consolidated statement of financial position.

Equity price risk.  Equity price risk is the risk that we will incur losses due to adverse changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.  Our exposure to equity price risk is primarily concentrated in an exchange traded fund that is comprised of stocks with large market capitalizations that pay dividends.  As of December 31, 2009 and 2008, the fair value of our equity securities was $11.2 million and $10.9 million, respectively.  During 2008, we recorded an impairment charge of $6.8 million related to equity securities that were in loss positions for a significant period of time as a result of the deteriorating economic conditions in the United States.  The value of our equity securities is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio.  Values are typically based on future economic prospects as perceived by investors in the equity markets.

The following table provides more information on our exposure to equity price risk at December 31, 2009.

(in thousands)	As of
December 31, 2009
Fair value of equity securities	$11,212
Pre-tax impact of a 10 percent decline in market prices for equity exposures	$1,121

Changes in the fair value of our equity securities are recorded as unrealized gains (losses) and are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.  Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position.  If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required to be included in this Item 8 are set forth on the pages indicated in Item 15 of this report.

Form 10-K: 62

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.	Controls and Procedures

Disclosure Controls

An evaluation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934) was completed as of December 31, 2009, by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our disclosure controls and procedures were found to be adequate and effective in ensuring that material information relating to FPIC and its consolidated subsidiaries, as required to be disclosed by us in our periodic reports filed with the SEC, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934).  An evaluation of internal controls over financial reporting was completed as of December 31, 2009, by our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management concluded that our internal control over financial reporting was reasonably effective as of December 31, 2009 and that there was no change in our internal controls during the fiscal quarter then ended that has materially affected or are reasonably likely to materially affect our internal controls over financial reporting, other than as described below.

Our management excluded Advocate, MD’s systems and processes from the scope of our assessment of internal control over financial reporting as of December 31, 2009 in reliance on the guidance set forth in Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports - Frequently Asked Questions (revised September 24, 2007), Question 3.  At December 31, 2009 Advocate, MD represented $108.7 million or 11 percent of consolidated assets, and $3.6 million or 2 percent of consolidated revenues for the year then ended.

Management’s Report on Internal Control over Financial Reporting is set forth on the page indicated in Item 15 of this report.  In addition, the effectiveness of our internal control over financial reporting as of December 31, 2009 was audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm.  Their unqualified report is included in the Report of Independent Registered Certified Public Accounting Firm set forth on the pages indicated in Item 15 of this report.

Item 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K that has not been reported.

Form 10-K: 63

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

The information required in this item with respect to directors and executive officers will appear under the headings “Proposal 1.  Election of Directors” and “Executive Compensation - Executive Officers,” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts will appear under the heading “Corporate Governance,” "Report of the Audit Committee," and “Ratification of Appointment of Independent Registered Certified Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required in this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

There have been no material changes in the manner by which security holders may recommend nominees to our Board of Directors from those described in our Proxy Statement filed in connection with our 2009 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required in this item will appear under the headings “Director Compensation,”  “Executive Compensation” and “Compensation Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Form 10-K: 64

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Under our share-based compensation plans, we may grant incentive stock options, non-qualified stock options, contingent stock (including performance-based awards) and restricted stock to individuals.  The number of securities remaining available for future issuance under share-based compensation plans includes stock option and restricted stock grants.  Information concerning our securities authorized for issuance under share-based compensation plans as of December 31, 2009 is provided below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under share-based compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Share-based compensation plans approved by security holders	338,088	$25.81	892,312
Share-based compensation plans not approved by security holders	—	$—	—
Total	338,088	$25.81	892,312

(1)
Under our share-based compensation plans, we have granted shares in the form of restricted stock awards, including performance-based awards.  As of December 31, 2009, there were 103,348 issued and outstanding shares of such awards under these plans.  Because there is no exercise price associated with restricted share awards, which are granted to employees and directors at no cost, such shares are not included in the weighted-average exercise price calculation.

Other information required in this item will appear under the heading “Beneficial Ownership of FPIC Common Stock” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.  See Note 15, Share-Based Compensation Plans to the consolidated financial statements included elsewhere herein for information about our share-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in this item will appear under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required in this item will appear under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Form 10-K: 65

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Part IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements of FPIC Insurance Group, Inc.:

2.	Financial Statement Schedules:

(Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

3.	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Form 10-K: 66

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPIC Insurance Group, Inc.

March 3, 2010	By:	/s/ John R. Byers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature and Title	Title	Date
/s/ John R. Byers John R. Byers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2010

/s/ Charles Divita, III Charles Divita, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2010

/s/ Kenneth M. Kirschner Kenneth M. Kirschner	Chairman of the Board	March 3, 2010

/s/ John K. Anderson, Jr. John K. Anderson, Jr.	Vice Chairman of the Board	March 3, 2010

/s/ Robert O. Baratta, M.D. Robert O. Baratta, M.D.	Immediate Past Chairman of the Board	March 3, 2010

/s/ Richard J. Bagby, M.D. Richard J. Bagby, M.D.	Director	March 3, 2010

/s/ M.C. Harden, III M. C. Harden, III	Director	March 3, 2010

/s/ Terence P. McCoy, M.D. Terence P. McCoy, M.D.	Director	March 3, 2010

/s/ John G. Rich John G. Rich	Director	March 3, 2010

/s/ Joan D. Ruffier Joan D. Ruffier	Director	March 3, 2010

/s/ David M. Shapiro, M.D. David M. Shapiro, M.D.	Director	March 3, 2010

Form 10-K: 67

FPIC Insurance Group, Inc.
Index to the Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Shareholders of FPIC Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 15(1).  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Advocate, MD from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009.  We have also excluded Advocate, MD from our audit of internal control over financial reporting.  Advocate, MD is a wholly owned subsidiary whose total assets and total revenues represent 11 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

Form 10-K: F-1

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Jacksonville, Florida	/s/ PricewaterhouseCoopers LLP
March 3, 2010

Management’s Report on Internal Control over Financial Reporting

FPIC Insurance Group, Inc.’s (“FPIC”) management is responsible for establishing and maintaining effective internal control over financial reporting.  Based on our assessment of internal control over financial reporting as of December 31, 2009, we have determined that FPIC maintained effective internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Advocate, MD Financial Group Inc. (“Advocate, MD”), which is included in FPIC’s 2009 consolidated financial statements and constituted approximately 11 percent of total assets as of December 31, 2009 and approximately 2 percent of total revenues for the year then ended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of FPIC’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

March 3, 2010	FPIC Insurance Group, Inc.

	By:	/s/ John R. Byers
President and Chief Executive Officer

	By:	/s/ Charles Divita, III
Chief Financial Officer

Form 10-K: F-2

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of December 31,
	2009	2008
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$662,688	637,154
Equity securities, available-for-sale, at fair value	11,212	10,934
Short-term investments	2,955	—
Real estate investments	4,889	4,079
Other invested assets	4,443	2,018
Total investments (Note 6)	686,187	654,185

Cash and cash equivalents	58,626	58,480
Premiums receivable (net of an allowance of $300 as of December 31, 2009 and 2008)	56,504	60,907
Accrued investment income	7,948	7,818
Reinsurance recoverable on paid losses	4,494	2,065
Due from reinsurers on unpaid losses and advance premiums	133,445	135,851
Ceded unearned premiums	11,245	10,082
Deferred policy acquisition costs	9,918	9,476
Deferred income taxes	26,321	40,580
Goodwill and intangible assets	28,200	10,833
Other assets	8,595	7,708
Total assets	$1,031,483	997,985

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$559,257	555,848
Unearned premiums	103,831	98,665
Reinsurance payable	2,985	663
Paid in advance and unprocessed premiums	10,222	9,498
Total policy liabilities and accruals	676,295	664,674

Long-term debt	46,083	46,083
Other liabilities	29,318	27,334
Total liabilities	751,696	738,091

Commitments and contingencies (Note 19)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 6,761,742 and 7,803,298 shares issued and outstanding at December 31, 2009 and 2008, respectively	676	780
Additional paid-in capital	—	—
Retained earnings	270,456	271,503
Accumulated other comprehensive income (loss), net	8,655	(12,389)
Total shareholders' equity	279,787	259,894
Total liabilities and shareholders' equity	$1,031,483	997,985
The accompanying notes are an integral part of the consolidated financial statements.  See Note 21 for information on prospective stock split.

Form 10-K: F-3

FPIC Insurance Group, Inc.
Consolidated Statements of Income

(in thousands, except earnings per common share)	For the year ended December 31,
	2009	2008	2007
Revenues
Net premiums earned	$156,474	172,830	198,899
Net investment income	27,749	30,295	31,309
Net realized investment gains (losses)	2,565	(13,552)	(565)
Other income	510	432	381
Total revenues	187,298	190,005	230,024

Expenses
Net losses and loss adjustment expenses	92,185	99,721	103,852
Other underwriting expenses	41,376	37,992	44,488
Interest expense on debt	3,620	3,827	4,472
Other expenses	964	412	454
Total expenses	138,145	141,952	153,266

Income from continuing operations before income taxes	49,153	48,053	76,758
Less: Income tax expense	15,545	15,953	25,668
Income from continuing operations	33,608	32,100	51,090

Discontinued operations
Gain (loss) on disposal of discontinued operations (net of income taxes)	411	—	(191)
Discontinued operations	411	—	(191)

Net income	$34,019	32,100	50,899

Basic earnings per common share:
Income from continuing operations	$4.66	3.80	5.37
Discontinued operations	0.06	—	(0.02)
Net income	$4.72	3.80	5.35

Basic weighted-average common shares outstanding	7,201	8,449	9,512

Diluted earnings per common share:
Income from continuing operations	$4.57	3.69	5.20
Discontinued operations	0.06	—	(0.02)
Net income	$4.63	3.69	5.18

Diluted weighted-average common shares outstanding	7,351	8,695	9,827

Net realized investment gains (losses):
Net realized investment gains (losses) before credit related impairments	$4,642	(44)	505
Total other-than-temporary impairments on investments	(2,077)	(13,508)	(1,070)
Portion of other-than-temporary impairments recognized in other comprehensive loss	—	—	—
Credit related impairments included in net realized investment gains (losses)	(2,077)	(13,508)	(1,070)
Net realized investment gains (losses)	$2,565	(13,552)	(565)

The accompanying notes are an integral part of the consolidated financial statements.  See Note 21 for information on prospective stock split.

Form 10-K: F-4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2008	7,803,298	$780	—	271,503	(12,389)		259,894

Net income	—	—	—	34,019	—	$34,019	34,019
Other comprehensive income, net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	18,898	18,898	18,898
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	581	581	581
Prior service cost, net of tax	—	—	—	—	2	2	2
Net gain on pension plan, net of tax	—	—	—	—	1,563	1,563	1,563
Other comprehensive income						21,044
Comprehensive income						$55,063

Issuance of restricted stock	27,045	3	2,683	—	—		2,686
Issuance of common shares	191,875	19	2,784	—	—		2,803
Repurchase of common shares	(1,260,476)	(126)	(7,763)	(35,066)	—		(42,955)
Share-based compensation	—	—	676	—	—		676
Income tax reductions relating to exercise of stock options	—	—	1,620	—	—		1,620
Balances at December 31, 2009	6,761,742	$676	—	270,456	8,655		279,787

The accompanying notes are an integral part of the consolidated financial statements. See Note 21 for information on prospective stock split.

Form 10-K: F-5

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity, continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2007	8,949,401	$895	—	295,586	(884)		295,597

Net income	—	—	—	32,100	—	$32,100	32,100
Other comprehensive loss, net of tax:
Unrealized loss on invested assets, net of tax	—	—	—	—	(7,565)	(7,565)	(7,565)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(2,014)	(2,014)	(2,014)
Prior service cost, net of tax	—	—	—	—	357	357	357
Transition obligation, net of tax	—	—	—	—	5	5	5
Net loss on pension plan, net of tax	—	—	—	—	(2,230)	(2,230)	(2,230)
Other comprehensive loss						(11,447)
Comprehensive income						$20,653
Cumulative adjustment to adopt pension plan measurement date provisions	—	—	—	(89)	(58)		(147)
Issuance of restricted stock	26,376	3	2,220	—	—		2,223
Issuance of common shares	335,520	33	6,612	—	—		6,645
Repurchase of common shares	(1,507,999)	(151)	(11,873)	(56,094)	—		(68,118)
Share-based compensation	—	—	799	—	—		799
Income tax reductions relating to exercise of stock options	—	—	2,242	—	—		2,242
Balances at December 31, 2008	7,803,298	$780	—	271,503	(12,389)		259,894

The accompanying notes are an integral part of the consolidated financial statements.  See Note 21 for information on prospective stock split.

Form 10-K: F-6

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity, continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2006	10,063,937	$1,006	37,735	252,490	(5,977)		285,254

Net income	—	—	—	50,899	—	$50,899	50,899
Other comprehensive income, net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	4,276	4,276	4,276
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	211	211	211
Prior service cost, net of tax	—	—	—	—	29	29	29
Transition obligation, net of tax	—	—	—	—	19	19	19
Net gain on pension plan, net of tax	—	—	—	—	558	558	558
Other comprehensive income						5,093
Comprehensive income						$55,992
Cumulative adjustment to adopt accounting provisions for uncertain tax positions	—	—	—	(84)	—		(84)
Issuance of restricted stock	34,549	3	1,526	—	—		1,529
Issuance of common shares	88,845	9	1,827	—	—		1,836
Repurchase of common shares	(1,237,930)	(123)	(42,895)	(7,719)	—		(50,737)
Share-based compensation	—	—	1,133	—	—		1,133
Income tax reductions relating to exercise of stock options	—	—	674	—	—		674
Balances at December 31, 2007	8,949,401	$895	—	295,586	(884)		295,597

The accompanying notes are an integral part of the consolidated financial statements.  See Note 21 for information on prospective stock split.

Form 10-K: F-7

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows

(in thousands)	For the year ended December 31,
	2009	2008	2007
Operating Activities
Net income	$34,019	32,100	50,899
Less: Discontinued operations	411	—	(191)
Income from continuing operations	33,608	32,100	51,090
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Cumulative adjustment to adopt accounting provisions for uncertain tax positions	—	—	(84)
Depreciation, amortization and accretion	22,026	25,113	24,565
Net realized (gains) losses on investments	(2,565)	13,552	565
Net (earnings) loss on equity investment	(23)	8	24
Bad debt expense	605	91	241
Deferred income tax expense (benefit)	374	(764)	979
Excess tax benefits from share-based compensation	(1,630)	(2,351)	(430)
Share-based compensation	3,362	3,022	2,662
Other Changes in Assets and Liabilities, net of the effects of the Advocate, MD acquisition
Premiums receivable, net	7,815	4,223	18,764
Deferred policy acquisition costs	(15,541)	(17,857)	(16,645)
Accrued investment income	473	621	530
Reinsurance recoverable on paid losses	(2,424)	1,393	13,639
Due from reinsurers on unpaid losses and advance premiums	15,572	8,484	14,533
Ceded unearned premiums	(7,826)	(318)	1,844
Other assets and liabilities	(1,966)	(4,707)	(1,130)
Losses and loss adjustment expenses	(45,028)	(29,239)	(57,868)
Unearned premiums	(849)	(10,229)	(72,801)
Reinsurance payable	247	(605)	(9,449)
Paid in advance and unprocessed premiums	427	(1,483)	(2,438)
Net cash provided by (used in) operating activities	6,657	21,054	(31,409)

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	116,021	132,251	105,561
Sales of equity securities, available-for-sale	3,176	—	—
Sales of other invested assets	192	6	—
Maturities of fixed income securities, available-for-sale	66,670	47,900	24,465
Maturities of short-term investments	—	1,475	29,543
Purchases of
Fixed income securities, available-for-sale	(110,669)	(152,556)	(126,656)
Equity securities, available-for-sale	(635)	(2,025)	(15,503)
Short-term investments	—	—	(1,480)
Other invested assets	(3,549)	(501)	(34)
Property and equipment	(619)	(231)	(4,284)
Acquisition of Advocate, MD, net of cash received	(38,576)	—	—
Net cash provided by investing activities	$32,011	26,319	11,612

The accompanying notes are an integral part of the consolidated financial statements.  See Note 21 for information on prospective stock split.

Form 10-K: F-8

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows, continued

(in thousands)	For the year ended December 31,
	2009	2008	2007
Financing Activities
Issuance of common stock	$2,803	6,645	1,836
Repurchase of common stock	(42,955)	(68,118)	(50,737)
Excess tax benefits from share-based compensation	1,630	2,351	430
Net cash used in financing activities	(38,522)	(59,122)	(48,471)

Discontinued Operations
Net cash used in operating activities	—	—	(191)
Net cash used in discontinued operations	—	—	(191)

Net increase (decrease) in cash and cash equivalents	146	(11,749)	(68,459)
Cash and cash equivalents at beginning of year (including discontinued operations)	58,480	70,229	138,688
Cash and cash equivalents at end of period (excluding discontinued operations)	$58,626	58,480	70,229

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,621	3,586	4,409
Federal income taxes paid	$14,206	15,616	22,074

Supplemental disclosure of non cash investing and financing activities:
Transfer of investments pursuant to assumed reinsurance commutation	$—	—	46,077
Issuance of restricted stock	$1,331	1,945	1,212
Share-based compensation	$3,362	3,022	2,662

The accompanying notes are an integral part of the consolidated financial statements. See Note 21 for information on prospective stock split

Form 10-K: F-9

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

1.	Organization and Nature of Operations

FPIC Insurance Group, Inc. (“FPIC”) was formed in a reorganization of First Professionals Insurance Company, Inc., formerly named Florida Physicians Insurance Company, Inc. (“First Professionals”), in 1996.  In November 2009, First Professionals acquired all of the issued and outstanding stock of Advocate, MD Financial Group Inc. and subsidiaries (“Advocate, MD”).  For additional information, see Note 3, Acquisition of Advocate, MD.  Our former insurance management operations, which provided insurance management services in New York and Pennsylvania, were discontinued in September 2006 in connection with the sale of those operations to a private investor.  Our former third party administration (“TPA”) operations, which provided administrative and claims management services to employers, primarily in Florida, were discontinued in 2005 in connection with the sale of those operations to a private investor.  For additional information on our discontinued operations, see Note 20, Discontinued Operations.

Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.

We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as an insurance carrier that bears underwriting risks.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  We are the largest provider of MPL insurance in Florida, the fourth largest provider in Texas and have top five market positions in Georgia and Arkansas.  In all, we currently write MPL insurance in 13 states and are licensed to write in 32 states.  Based on 2008 premiums reported by SNL Financial LC (the most recent calendar year data available to us), Florida and Texas are the fifth and eighth largest markets, respectively, for MPL insurance in the United States in terms of direct premiums written.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

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

•    First Professionals, a wholly owned subsidiary of FPIC

•    The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals

•    Intermed Insurance Company (“Intermed”), a wholly owned subsidiary of Tenere

•    Interlex Insurance Company, a wholly owned subsidiary of Intermed

 •   Advocate, MD,  a wholly owned subsidiary of First Professionals

•    Advocate, MD Insurance of the Southwest Inc. (“Advocate, MD Insurance”), a wholly owned subsidiary of Advocate, MD

•    Advocate Insurance Services, Inc., a wholly owned subsidiary of Advocate, MD

As a holding company, we possess assets that consist primarily of the stock of our subsidiaries and other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes and debt-related amounts include dividends and management fees from our insurance subsidiaries, which are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services.

Form 10-K: F-10

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies

Basis of Presentation -Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These financial statements include the accounts of FPIC, including our wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing our consolidated financial statements, we are required to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from such estimates.  Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.

Revenue Recognition - Premiums, which are our main source of revenue, are generally recognized pro-rata over the respective period of each policy.  Premium receivables are recorded net of an estimated allowance for uncollectible amounts.  Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy.  In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and policy acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write-down of deferred policy acquisition costs with a corresponding charge to income.  In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

Losses and LAE - MPL insurance is our primary line of business and accounted for nearly 100 percent of our total consolidated liability for losses and LAE for both 2009 and 2008.  Our loss and LAE reserves represent management’s best estimate of the amounts we expect to pay out in the future on account of all insured events as of the end of the period.  The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not reported (“IBNR”).  Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be resolved.  This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our focus on claims-made policy coverage.

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

Form 10-K: F-11

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations (“ECO”) or risks in excess of policy limits (“XPL”) in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure.  Within the Florida market for MPL insurance, the magnitude of ECO/XPL payments has increased in recent years and is expected to continue to be a significant source of uncertainty in establishing reserves.  An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

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

We also utilize and evaluate calculations contained in an actuarial study performed by an independent actuarial firm to corroborate the adequacy of our carried reserves.  Our best estimate may differ from the selected reserve estimate of our independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below.  While our best estimate may differ, our carried reserves remain within a reasonable actuarial range of the independent actuary’s selected reserve estimate.  The independent review of our reserves plays an important role in our overall assessment of the adequacy of our reserves.  A typical range of reasonable values for MPL business is considered to be as wide as 15 percent.  Therefore, in addition to the performance of the business itself, our financial condition, results of operations and cash flows are sensitive to our reserve estimates and judgments.  Our range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2009 was $362.9 million to $431.6 million with management’s best estimate of loss and LAE reserves at $425.8 million.  The reserve opinions of our independent actuary for the years ended December 31, 2009 and 2008 have been filed with state insurance regulators along with the statutory financial statements of our insurance companies.

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

For additional disclosures on our reserves, see Note 8, Liability for Losses and LAE.

Reserve for Extended Reporting Endorsements - A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit.  Coverage is provided to the physician for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability or retirement.  The loss exposure associated with this product is known as extended reporting endorsement claims.  The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage.  The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age.  These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums.  Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE.  Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is appropriate.  At December 31, 2009 and 2008, our carried DD&R reserves were $19.5 million and $21.1 million, respectively, which includes a discount related to the present value calculation of approximately $7.4 million and $9.1 million, respectively.  A one percentage point change in our discount rate of 5 percent related to our DD&R reserves as of December 31, 2009 would result in an approximate addition or reduction in our reserve of approximately $1.9 million.  Effective January 1, 2007, we commuted our assumed DD&R reserves, which were $54.5 million.

For additional information on the commutation, see Note 9, Reinsurance.

Investments - Investments in fixed income securities are classified as available-for-sale and reported at their estimated fair values in our consolidated statements of financial position, with any change in fair values during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income.  Equity securities are classified as available-for-sale securities and reported at fair value and accounted for $11.2 million and $10.9 million of our total investments as of December 31, 2009 and 2008, respectively.  Other invested assets include investments held as part of a deferred compensation plan and an investment in a non-public entity, which are both reported at their estimated fair values.  We also hold real estate investments, which consist of buildings, a condominium unit and developed land. The real estate investments are carried at cost less accumulated depreciation.  Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method.  The estimated useful life of our building is 39 years.  Rental income and expenses are included in net investment income.

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

o
If an investment’s fair value declines below cost, we determine if there is adequate evidence to overcome the presumption that the decline is other-than-temporary.  Supporting evidence could include a recovery in the investment’s fair value subsequent to the date of the statement of financial position, a return of the investee to profitability and the investee’s improved financial performance and future prospects (such as earnings trends or recent dividend payments), or the improvement of financial condition and prospects for the investee’s geographic region and industry.

•
Issuer-specific considerations, including an event of missed or late payment or default, adverse changes in key financial ratios, an increase in nonperforming loans, a decline in earnings substantially below that of the investee’s peers, downgrading of the investee’s debt rating or suspension of trading in the security;

•
The occurrence of a significant economic event that may affect the industry in which an issuer participates, including a change that might adversely impact the investee’s ability to achieve profitability in its operations;

•	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value; and

•
With regards to commercial mortgage-backed securities (“CMBS”), we also evaluate key statistics such as breakeven constant default rates and credit enhancement levels.  The breakeven constant default rate indicates the percentage of the pool’s outstanding loans that must default each and every year with 40 percent loss severity (i.e., a recovery rate of 60 percent) for a CMBS class/tranche to experience its first dollar of principal loss.  Credit enhancements indicate how much protection, or “cushion,” there is to absorb losses in a particular deal before an actual loss would impact a specific security.

Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position.  If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.

We have a process in place to identify fixed income and equity securities that could potentially have a credit impairment that is other-than-temporary. This process involves monitoring market events that could impact an issuer’s credit rating, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring pricing levels, downgrades by rating agencies, key financial ratios and cash flow projections as indicators of credit issues.

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

Form 10-K: F-14

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities.  In addition, deteriorating economic conditions could impact the value of our equity securities resulting in other-than-temporary impairments to such securities.  These changes could have a material adverse effect on our financial condition, results of operations or cash flows.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities.  Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition, operating results or cash flows.  Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings.  Our fixed income portfolio had an overall average credit quality of AA-, based on the lower of the available credit ratings from Moody’s Investment Services and Standard & Poor’s.

See Note 6, Investments for additional disclosures concerning investments.

Reinsurance - Net premiums written, net premiums earned, losses and LAE, and underwriting expenses are reported in our consolidated statements of income net of the amounts for reinsurance ceded to other insurance companies.  Amounts recoverable from reinsurers including those related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets in our consolidated statements of financial position.  Reinsurance recoverables related to unpaid losses and LAE are estimated in a manner consistent with the terms of each respective reinsurance agreement.  Reinsurance assumed from other companies including assumed premiums written and earned, losses and LAE and underwriting expenses, principally ceding commissions, are accounted for in the same manner as directly written insurance business.

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

Goodwill and Other Intangible Assets - We make an annual assessment of goodwill and intangible assets by reporting unit to determine whether the value of our goodwill and intangible assets is impaired.  We use both a market-based approach and an income approach to estimate the fair value of each reporting unit.  Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill or intangible assets have suffered an impairment in value.  In November 2009, we completed the acquisition of Advocate, MD.  The acquisition resulted in $10.2 million of additional goodwill and the recording of $7.3 million of intangible assets.  We completed our annual assessment of goodwill and intangible assets in 2009, 2008 and 2007 and concluded that the value of our goodwill and intangible assets was not impaired.  All of our goodwill is allocated to our insurance segment.

For additional information on the additions to goodwill and intangible assets as a result of the Advocate, MD acquisition, see Note 7, Goodwill and Intangible Assets.

Derivative Financial Instruments - We use derivative financial instruments as cash flow hedges to manage market risks related to the effects of changes in interest rates on our floating rate long-term debt.  These contracts are carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive income.  The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the hedged item.  The related amounts payable to or receivable from the counterparties are included as adjustments to accrued interest.

Form 10-K: F-15

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

See Note 11, Derivative Instruments and Hedging Activities, for additional information on derivatives.

Income Taxes - We file federal income tax returns and income tax returns in various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2005.  Our income tax returns for 2005, 2006 and 2007 have not been examined by the Internal Revenue Service (the “IRS”) and remain open under the applicable statute of limitations.  The IRS commenced an examination of our 2004 U.S. income tax return during 2006.  The examination was closed in February 2007 with no significant adjustments.

In accordance with the accounting guidance on uncertain tax positions, our tax positions are analyzed against a recognition threshold of “more likely than not” of being sustained upon examination by the IRS, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once we determine that a position meets the recognition threshold, the position is then measured to determine the amount of benefit to recognize in the financial statements.  The accounting provisions for uncertain tax positions were effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle of $0.08 million recorded as an adjustment to opening retained earnings.  Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.

We estimate and recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.  Our continuing practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized.  Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations.  During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired.  The valuation allowance was recorded against deferred tax expense.  In 2009, the valuation allowance was deemed no longer necessary as a result of the increase in the fair value of our investment portfolio.  No valuation allowance was recorded during 2007.

For additional information concerning income taxes, see Note 13, Income Taxes.

Share-Based Payments - We recognize share-based compensation expense ratably using the straight-line attribution method over the expected vesting period.  In addition, we are required to estimate the amount of expected forfeitures when calculating share-based compensation costs.  It is our policy to issue shares when options are exercised.  We may repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.  In determining the pool of windfall tax benefits for purposes of calculating assumed proceeds under the treasury stock method, we exclude the impact of pro forma deferred tax assets.

See Note 15, Share-Based Compensation Plans, for additional information.

Form 10-K: F-16

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Pension Benefits - We recognize as an asset or liability the over-funded or under-funded status of our defined benefit plan for the difference between the plan’s projected benefit obligation and the fair value of plan assets.  We also record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income (loss).  Such amounts are reclassified into earnings as components of net periodic benefit cost.  We measure plan assets and benefit obligations as of the date of our statement of financial position.  Effective January 1, 2008, we elected the "two measurement approach" for current year-end measurement calculations.  Under this approach, we have appropriately recorded the net benefit expense for the transition period to retained earnings as of January 1, 2008.  Additionally, changes in the value of plan assets and benefit obligations that occurred in the transition period between October 1, 2007 and December 31, 2007 were recorded to accumulated other comprehensive income (loss), net of tax, at the beginning of the year.  A second measurement was performed at January 1, 2008 to produce twelve months of net benefit expense to record during 2008.  The impact of adopting the measurement date provisions is shown in the table below:

(in thousands)
As of January 1, 2008	Before Application of Measurement Date Provisions	Adjustments to Adopt Measurement Date Provisions	After Application of Measurement Date Provisions
Retained earnings	$295,586	(89)	295,497
Accumulated other comprehensive loss	(884)	(58)	(942)
Total shareholders' equity	$294,702	(147)	294,555

For additional disclosures on our pension plans, see Note 16, Employee Benefit Plans.

Deferred Policy Acquisition Costs - Deferred policy acquisition costs consist primarily of commissions and premium taxes, which vary with and are directly related to the production of new and renewal insurance business.  Such acquisition costs are deferred and amortized over the period in which the related premium is earned and reviewed to determine if they are recoverable from future income, including investment income.  If such costs are estimated to be unrecoverable, they are expensed.

Cash and Cash Equivalents - Cash and cash equivalents include all demand deposits, overnight investments and other liquid instruments with an original maturity of three months or less when acquired.

Earnings Per Common Share - Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per common share are calculated using the weighted-average combination of dilutive common share equivalents and common shares outstanding during the period.

Form 10-K: F-17

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

New Accounting Pronouncements -In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The new guidance requires disclosures of transfers in and out of Level 1 and 2 fair value measurements, including a description of the reason for the transfer.  The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather that a single net number.  The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements.  The new disclosures and clarification of existing disclosures will be effective for us beginning in first quarter 2010 (quarterly period ending March 31, 2010) except that the disclosures about the activity in Level 3 measurements will be effective in first quarter 2011 (quarterly period ending March 31, 2011).

In December 2009, the National Association of Insurance Commissioners adopted Statement of Statutory Accounting Principles No. 10R (“SSAP10R”), which establishes statutory accounting principles for current and deferred federal income taxes and current state income taxes.  The statement is effective for our insurance subsidiaries’ 2009 annual statutory statements and their 2010 quarterly statutory statements.  Our insurance subsidiaries have elected to adopt the provisions of paragraph 10(e) as allowed under the standard.  As such, the statutory surplus of our insurance subsidiaries has increased $10.6 million in the aggregate as a result of SSAP10R. For additional statutory information on our insurance subsidiaries, see Note 17, Statutory Accounting.

In August 2009, the FASB issued guidance on Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.  The objective of the new guidance is to provide clarification for the fair value measurement of liabilities, specifically providing clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using certain prescribed techniques.  Techniques highlighted include using 1) the quoted price of the identical liability when traded as an asset, 2) quoted prices for similar liabilities or similar liabilities when traded as assets, or 3) another valuation technique that is consistent with the principles of fair value measurements.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Finally, the guidance clarifies that Level 1 fair value measurements include both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset is required.  The guidance is effective for the first reporting period (including interim periods) beginning after August 25, 2009.  We adopted the guidance effective September 30, 2009.  The adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance on the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the “Codification”) became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  As of the effective date, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will no longer be authoritative.

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

In May 2009, the FASB issued guidance on Subsequent Events.  The objective of the new guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the new guidance sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The new accounting guidance is effective for interim reporting periods ending after June 15, 2009.  We adopted the new guidance effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 21, Subsequent Events, included herein.  The adoption did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued guidance on Interim Disclosures about Fair Value of Financial Instruments.  This new guidance relates to fair value disclosures for financial instruments currently not reflected at fair value on the statement of financial position of public companies.  Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed once per year.  The guidance now requires these disclosures on an interim basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the statement of financial position of public companies at fair value.  The new guidance is effective for interim reporting periods ending after June 15, 2009.  We adopted the guidance effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 5, Fair Value of Financial Instruments, included herein.  The adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance on Recognition and Presentation of Other-Than-Temporary Impairments.  The new guidance is intended to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The new guidance is effective for interim reporting periods ending after June 15, 2009.  We adopted the guidance effective April 1, 2009 and the resulting disclosures as a result of the adoption are shown in Note 6, Investments, included herein.  The adoption did not have a material impact on our consolidated financial statements.

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

Form 10-K: F-19

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

In December 2008, the FASB issued guidance on Employers’ Disclosures about Postretirement Benefit Plan Assets.  The guidance requires additional employer disclosures about plan assets of a defined benefit pension or other postretirement plan.  The guidance is effective for fiscal years ending after December 15, 2009.  We adopted the guidance and provided the additional disclosures in Note 16, Employee Benefit Plans, included herein.  The adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance on Disclosures about Derivative Instruments and Hedging Activities.  The new guidance amends and expands the disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  We adopted the provisions of the guidance effective January 1, 2009.  As a result of the adoption, we expanded our disclosures regarding derivative instruments and hedging activities within Note 11, Derivative Instruments and Hedging Activities, included herein.

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

(in thousands, except earnings per common share)	Basic earnings per common share:	Basic weighted-average common shares outstanding	Diluted earnings per common share:	Diluted weighted-average common shares outstanding
For the year ended
Revised, December 31, 2008	$3.80	8,449	$3.69	8,695
Original, December 31, 2008	3.83	8,374	3.72	8,637
Increase (Decrease)	$(0.03)	75	$(0.03)	58

Revised, December 31, 2007	$5.35	9,512	$5.18	9,827
Original, December 31, 2007	5.40	9,418	5.21	9,768
Increase (Decrease)	$(0.05)	94	$(0.03)	59

3.	Acquisition of Advocate, MD

In November 2009, First Professionals acquired all of the issued and outstanding stock of Advocate, MD.  The total consideration for Advocate, MD was comprised of $33.6 million in cash at closing and up to $12.0 million in additional consideration contingent upon the performance of Advocate, MD during the two-year earn out period following closing.  In connection with the transaction, FPIC also retired all of Advocate, MD’s outstanding bank debt, totaling $9.0 million.  We also paid $2.0 million for a non-compete agreement with Advocate, MD’s President and Chief Executive Officer.  Advocate, MD’s financial results have been included in our results beginning November 13, 2009.  Revenue and net income for Advocate, MD since the acquisition date included in our consolidated statement of income for the year ended December 31, 2009 are as follows:

(in thousands)

Revenue	$3,579
Net income	$466

Form 10-K: F-20

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following unaudited pro forma summary presents consolidated financial information as if Advocate, MD had been acquired on January 1, 2007.  These amounts have been calculated after applying FPIC’s accounting policies and adjusting the results of Advocate, MD to reflect the additional amortization that would have been charged assuming the intangible assets would have existed on January 1, 2007, together with the consequential tax effect.

(in thousands)	For the year ended December 31,
	2009	2008	2007
Revenue	$215,216	215,401	251,418
Net income	$35,271	41,855	55,662

The purchase of Advocate, MD is being accounted for under the acquisition method of accounting in accordance with accounting guidance on business combinations.  Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table.  Goodwill of $10.2 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and consists largely of the synergies and economies of scale resulting from the combination of FPIC and Advocate, MD.  All of the goodwill was assigned to our insurance segment.  None of the goodwill recognized is expected to be deductible for income tax purposes.  Intangible assets of $7.3 million were also recognized in connection with the acquisition.  These intangible assets are comprised of the following:

(in thousands)			Amortization expense
	Intangible asset	Projected useful life (years)	Year ended December 31, 2009
State licenses	$250	Indefinite	$—
Trade name - Advocate, MD	530	Indefinite	—
Non-competes	2,371	4.7	60
Customer relationships	4,128	10	58
	$7,279		$118

The following table summarizes the consideration paid for Advocate, MD, acquisition-related costs and the amounts of assets acquired and liabilities assumed as of the acquisition date.

(in thousands)

Consideration
Cash consideration paid at closing	$33,600
Cash paid for non-compete agreement	2,000
Total cash paid	35,600
Estimated contingent consideration	7,008
Acquisition date fair value of consideration	$42,608

Acquisition-related costs (included in other expenses in our consolidated statement of income for the year ended December 31, 2009)	$737

Form 10-K: F-21

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$6,031
Investments, available for sale	74,158
Premiums receivable	4,018
Accrued investment income	604
Due from reinsurers on unpaid losses and advance premiums	4,987
Ceded unearned premiums	1,516
Deferred policy acquisition costs	1,591
Other assets	1,685
Policy liabilities and accruals	(56,823)
Deferred income taxes	(887)
Senior bank debt	(9,000)
Other liabilities	(2,757)
Total identifiable net assets	25,123

Goodwill	10,206
Intangible assets	7,279
Acquisition date fair value	$42,608

The acquisition of Advocate, MD includes a contingent consideration arrangement that provides for additional consideration to be paid by FPIC for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits.  Up to 40 percent of the contingent consideration is payable one year from the acquisition date with the remaining balance due two years from the acquisition date.  The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0.9 million and $12.0 million.  We recognized a liability for the estimated fair value of acquisition-related contingent consideration totaling $7.0 million using a discounted cash flow model assuming probability weighted targets to be achieved over the earn-out period.  Our measure of the estimated fair value of the contingent consideration is based on significant inputs not observable in the marketplace and is referred to as a Level 3 fair value measurement based on accounting guidance.  Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the level of achievement of the targets, will be recognized in earnings in the period of the change in the estimated fair value. A change in fair value of the acquisition-related contingent consideration could have a material adverse effect on our financial condition, results of operations or cash flows in the period of the change in estimate.

The fair value of the assets acquired includes premiums receivable from insured physicians of Advocate, MD and receivables associated with reinsurance agreements.  We expect to collect 100 percent of these receivables.  We did not acquire any other class of receivable as a result of the acquisition of Advocate, MD.

Form 10-K: F-22

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

4.	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology).  We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We have primarily applied the market approach for recurring fair value measurements and endeavor to utilize the most important information available to us.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We then classify fair value balances based on the observability of those inputs.

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

Valuation of Investments

We primarily use a single pricing service, Interactive Data Corporation (“IDC”), to value our investments that have an exchange traded price or multiple observable inputs.  In situations where IDC does not have multiple observable inputs or the ability to price a given security, we seek to price the security utilizing another pricing service or by obtaining non-binding broker / dealer quotes.

Form 10-K: F-23

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

On a quarterly basis, we obtain and review the pricing methodology of our pricing service to ensure that our fair value designations are classified in accordance with the fair value hierarchy.  Our pricing service provides a single price per security.  We review the results of our pricing service for reasonableness each quarter by comparing market values reported on individual cusip basis and an overall portfolio basis to those obtained from our external investment manager to determine that the market value reported by our pricing service appears reasonable.  In addition, an annual SAS 70 report that describes procedures surrounding the compilation and reporting of security prices obtained from our pricing service is provided to us.  We may adjust the valuation of securities from the independent pricing service if we believe a security’s price does not fairly represent the market value of the investment.  For example, when market observable data is not as readily available or if the security trades in an inactive market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing. To date, we have not adjusted any prices supplied by our pricing service.

All securities priced by our pricing service using an exchange traded price are designated by us as Level 1.  We designate as Level 2 those securities not actively traded on an exchange for which our pricing service utilizes multiple verifiable observable inputs.  For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from our pricing service.

Cash equivalents

•
Cash equivalents include liquid instruments with an original maturity of three months or less when acquired.  Instruments, typically mutual funds that trade in active markets, are classified within Level 1 as their fair value is based on quoted market prices for identical assets as of the reporting date. Other instruments, typically Treasury securities and corporate bonds, are classified in Level 2 because they trade in less active markets.  Their fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.

Fixed income securities, available for sale, including short-term investments

•
For securities that trade in less active markets, fair value is based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.  These fixed income securities are classified within Level 2.

•	Fixed income securities for which pricing is based solely on non-binding broker / dealer quotes with inputs less observable are classified within Level 3.

Equity securities, available for sale

•	Equity securities that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.

•
Equity securities that trade in less active markets are classified within Level 2 as fair values are based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.

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

The following table presents disclosures about fair value measurements at December 31, 2009 and 2008 for assets measured at fair value on a recurring basis.

(in thousands)	December 31, 2009
	Fair Value Measurements Using:			Netting	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	at Fair Value
Assets
Fixed income securities, available-for-sale, including short-term investments	$—	665,643	—	—	665,643
Equity securities, available-for-sale	10,684	528	—	—	11,212
Other invested assets	3,283	—	77	—	3,360
Total	$13,967	666,171	77	—	680,215

Liabilities
Derivative financial instruments	$—	2,601	—	(2,260)	341
Total	$—	2,601	—	(2,260)	341

(in thousands)	December 31, 2008
	Fair Value Measurements Using:			Netting	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	at Fair Value
Assets
Fixed income securities, available-for-sale	$—	637,154	—	—	637,154
Equity securities, available-for-sale	10,551	383	—	—	10,934
Other invested assets	851	—	84	—	935
Total	$11,402	637,537	84	—	649,023

Liabilities
Derivative financial instruments	$—	3,547	—	(2,940)	607
Total	$—	3,547	—	(2,940)	607

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counterparties.

Form 10-K: F-25

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following table presents disclosures about fair value measurements at December 31, 2009 and 2008 using significant unobservable inputs (Level 3).

(in thousands)	2009		2008
	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Beginning balance, January 1	$—	84	3,359	553
Total gains (losses) - (realized & unrealized)
Included in net income	—	16	—	(442)
Included in other comprehensive income	—	(31)	—	(34)
Purchases, issuances and settlements	—	8	—	7
Transfers in and / or out of Level 3	—	—	(3,359)	—
Ending balance, December 31	$—	77	—	84

Changes in unrealized gains or losses recorded in net income during the year for Level 3 assets or liabilities still held at December 31	$—	—	—	(350)

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings and other comprehensive income for Level 3 assets or liabilities during the year ended December 31, 2009 and 2008.

(in thousands)	2009		2008
Total gains (losses) - (realized & unrealized)	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Included in net income	$—	16	—	(442)
Included in other comprehensive income	$—	(31)	—	(34)

5.	Fair Value of Financial Instruments

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

Form 10-K: F-26

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

•
Other invested assets –  Other invested assets include an investment in a non-public entity and investments held as part of a deferred compensation plan, which are both reported at their fair values.  See the discussion in Note 4, Fair Value Measurements, for the determination of fair value on our investment in the non-public entity and investments held in our deferred compensation plan.

•
Long-term debt – The fair value of our outstanding long-term debt is based on the present value of underlying cash flows discounted at rates available for similar debt.  Our own nonperformance risk was considered in determining the fair value of our long-term debt.

The carrying value and fair value of financial instruments at December 31, 2009 and 2008 are presented in the table below.

(in thousands)	As of December 31, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$58,626	58,626	58,480	58,480
Other invested assets
Deferred compensation plan assets held in a rabbi trust	3,283	3,283	851	851
Limited partnership	77	77	84	84
Other assets	1,083	1,083	1,083	1,083
Total other invested assets	4,443	4,443	2,018	2,018

Total financial assets	$63,069	63,069	60,498	60,498

Financial liabilities:
Long-term debt	$46,083	48,925	46,083	35,976
Total financial liabilities	$46,083	48,925	46,083	35,976

6.	Investments

The amortized cost and estimated fair value of our investments are as follows:

(in thousands)	As of December 31, 2009
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale, including short-term investments
Issued by the U.S. Treasury and Other U.S. Government Corporations and agencies	$41,330	872	973	41,229
States, municipalities and political subdivisions	244,203	7,868	222	251,849
Corporate debt securities	192,934	10,035	474	202,495
Residential mortgage-backed securities	102,028	2,104	1,920	102,212
Commercial mortgage-backed securities	36,272	1,094	2,592	34,774
Asset-backed securities	32,047	1,083	46	33,084
Equity securities, available-for-sale	10,017	1,195	—	11,212
Other invested assets	9,362	—	30	9,332
Total fixed income and equity securities, available-for-sale and other invested assets	$668,193	24,251	6,257	686,187

Form 10-K: F-27

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)	As of December 31, 2008
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale
Issued by the U.S. Treasury and Other U.S. Government Corporations and agencies	$30,568	3,287	52	33,803
States, municipalities and political subdivisions	289,411	4,794	977	293,228
Corporate debt securities	168,194	1,997	7,766	162,425
Residential mortgage-backed securities	80,417	1,485	3,832	78,070
Commercial mortgage-backed securities	30,698	—	7,932	22,766
Asset-backed securities	50,589	33	3,760	46,862
Equity securities, available-for-sale	10,764	170	—	10,934
Other invested assets	6,131	—	34	6,097
Total fixed income and equity securities, available-for-sale and other invested assets	$666,772	11,766	24,353	654,185

The following tables summarize, for all investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of December 31, 2009
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
Issued by the U.S. Treasury and Other U.S. Government Corporations and agencies	$22,428	973	22,428	973	—	—
States, municipalities and political subdivisions	21,074	222	20,588	189	486	33
Corporate debt securities	31,176	474	23,428	116	7,748	358
Residential mortgage-backed securities	39,056	1,920	30,784	459	8,272	1,461
Commercial mortgage-backed securities	19,594	2,592	1,881	20	17,713	2,572
Asset-backed securities	663	46	564	25	99	21
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	77	30	—	—	77	30
Total fixed income and equity securities, available-for-sale and other invested assets	$134,068	6,257	99,673	1,782	34,395	4,475

Form 10-K: F-28

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)	As of December 31, 2008
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale
Issued by the U.S. Treasury and Other U.S. Government Corporations and agencies	$3,312	52	2,201	52	1,111	—
States, municipalities and political subdivisions	42,349	977	41,995	967	354	10
Corporate debt securities	90,161	7,766	67,103	4,929	23,058	2,837
Residential mortgage-backed securities	15,667	3,832	9,634	2,869	6,033	963
Commercial mortgage-backed securities	22,766	7,932	13,332	4,310	9,434	3,622
Asset-backed securities	40,720	3,760	36,495	2,473	4,225	1,287
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	84	34	—	—	84	34
Total fixed income and equity securities, available-for-sale and other invested assets	$215,059	24,353	170,760	15,600	44,299	8,753

The number of securities with gross unrealized gains and losses follows.  Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
As of:	Less than twelve months	Twelve months or more	Gross Unrealized Gains
December 31, 2009	179	59	537
December 31, 2008	187	77	368

The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months at December 31, 2009 follows.  Gross unrealized losses are further segregated by the percentage of amortized cost.

(in thousands)
Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Less than 15%	45	$25,960	(1,747)
Greater than 15%	14	8,435	(2,728)
	59	$34,395	(4,475)

Form 10-K: F-29

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009.

(in thousands)			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5 percent	5 percent to 15 percent	Greater than15 percent
Less than twelve months	$99,673	(1,782)	(947)	(811)	(24)
Twelve months or more	34,395	(4,475)	(151)	(1,596)	(2,728)
Total	$134,068	(6,257)	(1,098)	(2,407)	(2,752)

Other-than-temporary impairment (“OTTI”)

We separate OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statements of income, and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.  Based on our understanding of the market statistics and the deterioration in fundamentals of our other-than-temporarily impaired securities held as of July 1, 2009, we determined that the underlying creditworthiness of the securities to be the primary driver in considering them to be other-than-temporarily impaired.  Therefore, no other-than-temporary impairment charges were taken due to any factors other than credit.  All of our other-than-temporary impairment charges were recognized in earnings and no transition adjustment was necessary.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors.  We evaluate our investment portfolio on an ongoing basis to identify securities that may be other-than-temporarily impaired.  Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.

The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-than-temporary include (i) the extent and duration of the decline in fair value, including the duration of any significant decline in value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for collateralized mortgage obligations (“CMOs”) and (vi) rating agency actions. Based on our assessment of these factors, we will make a determination as to the probability of recovering principal and interest on the security.

The number and amount of securities for which we have recorded OTTI charges are presented in the following table.

(in thousands)	For the year ended December 31,
	2009		2008		2007
	Number of Securities	OTTI	Number of Securities	OTTI	Number of Securities	OTTI
Fixed income securities, available-for-sale	6	$(2,077)	13	$(6,302)	2	$(279)
Equity securities, available-for-sale	—	—	6	(6,764)	—	—
Other invested assets	—	—	3	(442)	1	(791)
	6	(2,077)	22	(13,508)	3	(1,070)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—		—
Net OTTI recognized in net income	6	$(2,077)	22	$(13,508)	3	$(1,070)

Form 10-K: F-30

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

During our quarterly review of impaired securities for OTTI, including an analysis of the collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies, we determined that certain fixed-income securities were other-than-temporarily impaired.  These securities were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, we did not believe that these securities would recover their unrealized losses in the near future.

We believe that the remaining securities having unrealized losses at December 31, 2009 were not other-than-temporarily impaired. We do not intend on selling any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.

Realized investment gains (losses)

Realized investment gains and losses are determined on the basis of specific identification.  The components of net realized gains (losses) on investments are as follows:

(in thousands)	For the year ended December 31, 2009
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale and short-term investments	$4,351	(209)	(2,077)	2,065	182,691
Equity securities, available-for-sale	402	(149)	—	253	3,176
Other invested assets	247	—	—	247	192
Total fixed income, short-term investments and equity securities, available-for-sale and other invested assets	$5,000	(358)	(2,077)	2,565	186,059

(in thousands)	For the year ended December 31, 2008
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale and short-term investments	$2,298	(2,147)	(6,302)	(6,151)	181,626
Equity securities, available-for-sale	132	—	(6,764)	(6,632)	—
Other invested assets	—	(327)	(442)	(769)	6
Total fixed income, short-term investments and equity securities, available-for-sale and other invested assets	$2,430	(2,474)	(13,508)	(13,552)	181,632

Form 10-K: F-31

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)	For the year ended December 31, 2007
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale and short-term investments	$877	(430)	(279)	168	159,569
Equity securities, available-for-sale	—	—	—	—	—
Other invested assets	58	—	(791)	(733)	—
Total fixed income, short-term investments and equity securities, available-for-sale and other invested assets	$935	(430)	(1,070)	(565)	159,569

Net investment income

The major categories of investment income follow:

(in thousands)	For the year ended December 31,
	2009	2008	2007
Fixed income securities, available-for-sale and short-term investments	$28,898	30,249	28,103
Equity securities, available-for-sale	429	576	322
Other invested assets	685	638	602
Cash and cash equivalents	124	1,165	4,666
Total investment income	30,136	32,628	33,693
Less: Investment expense	(2,387)	(2,333)	(2,384)
Net investment income	$27,749	30,295	31,309

Contractual maturities

The amortized cost and estimated fair value of fixed income securities, available-for-sale, and short-term investments by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of December 31, 2009		As of December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$74,101	75,111	58,402	58,344
Due after one year through five years	222,513	231,797	269,000	270,063
Due after five years through ten years	144,229	149,612	108,490	108,094
Due after ten years	37,624	39,053	52,281	52,955
	478,467	495,573	488,173	489,456
Mortgage-backed and asset-backed securities	170,347	170,070	161,704	147,698
Total fixed income securities, available-for-sale and short-term investments	$648,814	665,643	649,877	637,154

Form 10-K: F-32

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Collateral and deposits

As of December 31, 2009 and 2008, investments in securities and cash with an amortized cost of $17.4 million and $16.3 million, respectively, and a fair value of $17.8 million and $17.0 million, respectively, were on deposit with the insurance departments in various states as required by law.

7.	Goodwill and Intangible Assets

We make an annual assessment of goodwill and intangible assets by reporting unit to determine whether the value of our goodwill and intangible assets is impaired.  We use both a market-based approach and an income approach to estimate the fair value of each reporting unit.  All of our goodwill is allocated to our insurance segment.  Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill or intangible assets has suffered an impairment in value.

We completed our annual assessment of goodwill and intangible assets in 2009, 2008 and 2007 and concluded that the value of our goodwill and intangible assets was not impaired.  Therefore, the second step of the goodwill impairment test was not performed.  For additional information on the additions to goodwill and intangible assets as a result of the Advocate, MD acquisition, see Note 3, Acquisition of Advocate, MD to the consolidated financial statements included elsewhere herein.

The changes in the carrying amount of goodwill for 2009 and 2008 are as follows:

(in thousands)
	2009	2008
Goodwill, January 1,	$10,833	10,833
Additions: Goodwill related to the acquisition of Advocate, MD	10,206	—
Impairment losses	—	—
Goodwill, December 31	$21,039	10,833

At December 31, 2009, identifiable intangibles consisted of the following:

		(in thousands)
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	60	60	2,311
Customer relationships	10	4,128	58	58	4,070
		$7,279	118	118	7,161

There were no identifiable intangible assets as of December 31, 2008 and 2007.

Estimated aggregate amortization expense for each of the next five years is presented in the table below:

(in thousands)
	Other underwriting expenses	Other expenses	Total
2010	$413	504	917
2011	413	504	917
2012	413	504	917
2013	413	504	917
2014	413	290	703
Total	$2,065	2,306	4,371

Form 10-K: F-33

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

8.	Liability for Losses and LAE

The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)		For the year ended December 31,
		2009	2008	2007
Gross balance, January 1		$555,848	585,087	642,955
Less reinsurance recoverables		135,851	144,335	158,868
Net balance, January 1		419,997	440,752	484,087

Reserves acquired from acquisition, net of receivable from reinsurers of $5.0 million	(1)	33,821	—	—

Incurred Related To:
Current year		111,176	116,721	133,834
Prior years		(18,991)	(17,000)	(16,000)
Commutation of assumed reinsurance	(2)	—	—	(13,982)
Total incurred		92,185	99,721	103,852

Paid Related To:
Current Year		(14,262)	(10,922)	(9,884)
Prior Years		(105,929)	(109,554)	(108,149)
Total paid excluding commmutations		(120,191)	(120,476)	(118,033)
Commutations	(2)	—	—	(29,154)
Total paid		(120,191)	(120,476)	(147,187)

Net balance, December 31		425,812	419,997	440,752
Plus reinsurance recoverables		133,445	135,851	144,335
Gross balance, December 31		$559,257	555,848	585,087

(1)	In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.
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

Form 10-K: F-34

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Losses and LAE incurred related to the current year decreased approximately 5 percent and 13 percent in 2009 and 2008, respectively.  Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year (excluding prior year development) was 71.0 percent, 67.5 percent, and 67.3 percent for 2009, 2008 and 2007, respectively.  Our current year loss ratio has increased in recent years as a result of lower premium rates, following several years of overall favorable claims trends.

Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years.  Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made.  As noted in the table above, during 2009 our loss and LAE reserve estimates for prior years decreased $19.0 million compared to $17.0 million in 2008.  The favorable prior year loss development reflects a decline in expected ultimate losses for years prior to 2009, primarily the 2005 through 2007 accident years, as a result of improved claim trends compared to earlier estimates, including lower incident to claim development, a lower number of claims closed with indemnity payment and relative stability in payment severity.

While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

9.	Reinsurance

The effects of reinsurance on premiums written and earned and losses and LAE are presented in the table below.

(in thousands)	For the year ended December 31,
	2009		2008		2007
	Written	Earned	Written	Earned	Written		Earned
Direct and assumed
FPIC pre-acquisition business	$167,958	177,315	185,830	196,059	151,575	(1)	224,376
Advocate, MD acquisition	2,493	3,614	—	—	—		—
Consolidated	170,451	180,929	185,830	196,059	151,575		224,376

Ceded
FPIC pre-acquisition business	(23,817)	(23,994)	(23,548)	(23,229)	(23,632)		(25,477)
Advocate, MD acquisition	(285)	(461)	—	—	—		—
Consolidated	(24,102)	(24,455)	(23,548)	(23,229)	(23,632)		(25,477)

Net	$146,349	156,474	162,282	172,830	127,943	(1)	198,899

(in thousands)	For the year ended December 31,
	2009	2008	2007
Losses and LAE
FPIC pre-acquisition business	$108,704	123,319	121,721
Advocate, MD acquisition	1,873	—	—
Consolidated	110,577	123,319	121,721

Reinsurance recoveries
FPIC pre-acquisition business	(18,572)	(23,598)	(17,869)
Advocate, MD acquisition	180	—	—
Consolidated	(18,392)	(23,598)	(17,869)

Net losses and LAE	$92,185	99,721	103,852

Form 10-K: F-35

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(1)
Effective January 1, 2007, we commuted all assumed reinsurance treaties with PRI.  As a result of the commutation and the return of unearned premiums under the treaty, we recorded a reduction of $54.5 million to premiums written.

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk.  Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions in part on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  At December 31, 2009 our recoverable from reinsurers, net of amounts due, was approximately $146.2 million.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of the reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

The table below displays certain aspects of the coverage provided by our excess of loss reinsurance program for First Professionals, APAC and Intermed:

Treaty Years
2007 through 2010
Coverage A:	Losses* of $4.5 million in excess of $0.5 million
Coverage B (applies to policies with limits in excess of $1.0 million):	Losses* of $4.0 million in excess of $1.0 million
*Losses include 90 percent of extra-contractual obligations and losses in excess of policy limits.

Advocate, MD Insurance has excess of loss reinsurance coverage for loss amounts of $0.8 million excess of $0.2 million retention per occurrence and are currently self insured for extra contractual obligation losses on Mississippi claims and for Texas claims from October 1, 2007 to December 31, 2009.

The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more.

Reinsurer	A.M. Best Rating as of December 31, 2009	Net Amount Recoverable as of December 31, 2009 (in thousands)	Net Amount Recoverable as of December 31, 2008 (in thousands)
Hannover Rueckversicherungs	A	$25,942	29,350
Physicians' Reciprocal Insurers	Not Rated*	28,367	33,271
Lloyd's Syndicates	A	17,136	16,639
Transatlantic Reinsurance Company	A	17,168	18,532
Partner Reinsurance Company of the U.S.	A+	9,970	10,866
Berkley Insurance Company	A+	11,792	11,143
ACE Tempest Re	A+	5,739	4,980
Other reinsurers	*	30,085	22,554
Total		$146,199	147,335

*	We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized by applicable state insurance departments.

Form 10-K: F-36

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

PRI Commutation - During February 2007, our subsidiary, First Professionals, commuted, effective January 1, 2007, all assumed reinsurance treaties with PRI under which First Professionals acted as a reinsurer.  Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals.  The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million.  First Professionals recognized an after-tax gain of $9.7 million as a result of the commutation.

10.	Long-Term Debt

Our outstanding long-term debt consisted of the following:

Trust-Preferred Subordinated Debentures, uncollateralized and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85% to 4.20%:
			(in thousands)
	Rate as of December 31,		Balance as of December 31,
Due Date	2009	2008	2009	2008
May 15, 2033	4.37%	6.25%	$15,464	15,464
May 23, 2033	4.46%	6.38%	5,155	5,155
October 29, 2033	4.13%	7.36%	15,464	15,464
			$36,083	36,083

Senior Notes, uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.20%:
			(in thousands)
	Rate as of December 31,		Balance as of December 31,
Due Date	2009	2008	2009	2008
May 23, 2033	4.46%	6.38%	$10,000	10,000

Total long-term debt			$46,083	46,083

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

The floating interest rate charged under the trust-preferred subordinated debentures is adjustable quarterly with changes in the three-month LIBOR, and in the case of the first two offerings, the maximum rate that may be charged within the first five years is 12.5 percent.  We purchased hedging instruments designed to fix the ultimate floating rate interest cost on our indebtedness.  For additional information on our hedging instruments, see Note 11, Derivative Instruments and Hedging Activities.  The trust-preferred securities contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The securities have stated maturities of 30 years and are due in May and October 2033.

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

11.	Derivative Instruments and Hedging Activities

Prior to May and November 2008, our derivative instruments consisted of four interest rate collars.  The interest rate collars were designated as cash flow hedges and reflected at fair value in our consolidated statement of financial position.  The interest rate collars were designed to maintain our ultimate floating rate interest costs on our trust-preferred securities and unsecured senior notes within a specified interest range for up to five years from the closing date of those liabilities.  The interest rate collars place floors and caps on the three-month LIBOR floating interest on notional principal corresponding with the principal amounts of each offering, until their respective maturity dates in 2008.

Under the interest rate collars, when the three-month LIBOR interest rate exceeded the specified cap rate or fell below the specified floor rate, we received or paid, respectively, the related cash flow equal to the difference in the interest rate times the notional principal amount under the respective contracts.  The two portions of each contract working together, therefore, formed a hedge against the effects of a rising three-month LIBOR rate above the cap or a falling three-month LIBOR rate below the floor.  The notional amounts of the contract were not exchanged.  Therefore, the excess of the interest expense on our securities over the cap rate, or the shortfall in interest expense under the floor, were offset by related receipts of excess interest above the caps, or the payment of the interest shortfall below the floor, respectively.  No other cash payments were made.

The interest rate collars and terms are presented in the table below with their corresponding effects on the floating rate interest costs associated with the trust-preferred securities and senior notes.

Notional Amount	Maturity	LIBOR	LIBOR	Floor	Cap
(in thousands)	Date	Floor (1)	Cap (1)	Rate	Rate
$15,000	5/15/2008	1.20%	4.40%	5.30%	8.50%
$5,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$10,000	5/23/2008	1.20%	4.40%	5.40%	8.60%
$15,000	10/29/2008	1.00%	4.65%	4.85%	8.50%

(1)	Based on the three month LIBOR.

Form 10-K: F-38

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

During May and November 2008, we replaced our expiring interest rate collars and effected new interest rate swaps to hedge the floating interest rate risk on our outstanding indebtedness.  We use hedging contracts to manage the risk of our exposure to interest rate changes associated with our variable rate debt. All of our designated hedging instruments are considered to be cash flow hedges.  Our derivative transactions represent a hedge of specified cash flows.  As a result, these interest rate swaps are derivatives and were designated as cash flow hedging instruments at the initiation of the swaps.  We formally document qualifying hedged transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction.  At the end of each period, the interest rate swaps are recorded in the consolidated statement of financial position at fair value, in other assets if the hedge is an asset position, or in other liabilities if it is in a liability position. Any related increases or decreases in fair value are recognized in our consolidated statement of financial position in accumulated other comprehensive income (loss).

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

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage this risk, we have entered into several interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of December 31, 2009, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

Credit risk.  By using interest rate-related derivative instruments to manage the exposure on our variable rate debt, we expose ourselves to credit risk.  We are exposed to potential losses if the counterparty fails to perform according to the terms of its agreement.  When the fair value of a derivative contract is positive (in a net asset position), the counterparty owes us, which may present a credit risk for us.  We manage our exposure to credit risk by entering into transactions with well-established financial institutions and by monitoring the financial strength ratings and financial developments of such institutions.  In addition, only conventional derivative financial instruments are utilized.

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with the accounting guidance for offsetting of receivables and payables and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of December 31, 2009 and 2008, the cash collateral paid to our counterparty was $2.3 million and $2.9 million, respectively.

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

At December 31, 2009 and 2008, the fair value of our derivative instruments was recorded as follows:

Cash flow hedges designated as effective hedging instruments:

(in thousands)
	Notional	Balance Sheet	December 31, 2009	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(299)	0.26%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(969)	0.27%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,041)	0.28%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(292)	0.26%	2.74%	11/23/2011
			$(2,601)

(in thousands)
	Notional	Balance Sheet	December 31, 2008	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(421)	2.20%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,383)	2.15%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,447)	3.51%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(296)	2.20%	2.74%	11/23/2011
			$(3,547)

(1)	Based on the three month LIBOR.

Form 10-K: F-40

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The effect of derivative instruments on the consolidated statements of income for the years ended December 31, 2009 and 2008 was as follows:

Derivatives in cash flow hedging relationships:

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)
	December 31, 2009	December 31, 2008		December 31, 2009	December 31, 2008
Interest Rate Swap - A	$4	(296)	Interest expense	$(153)	(40)
Interest Rate Swap - B	414	(1,359)	Interest expense	(471)	(83)
Interest Rate Swap - C	406	(1,447)	Interest expense	(474)	(16)
Interest Rate Swap - D	122	(421)	Interest expense	(184)	(6)
Interest Rate Collar - A	—	25	Interest expense	—	5
Interest Rate Collar - B	—	28	Interest expense	—	9
Interest Rate Collar - C	—	178	Interest expense	—	4
Interest Rate Collar - D	—	13	Interest expense	—	10
	$946	(3,279)		$(1,282)	(117)

There was no ineffectiveness recognized in net income for our derivative instruments during the years ended December 31, 2009, 2008 and 2007.

12.	Earnings per Common Share

The table below presents data with respect to our basic and diluted earnings per common share.

(in thousands, except earnings per common share)	For the year ended December 31,
	2009	2008	2007
Net Income:
Income from continuing operations	$33,608	32,100	51,090
Discontinued operations	411	—	(191)
Net income	$34,019	32,100	50,899

Basic Earnings per Common Share:
Income from continuing operations	$4.66	3.80	5.37
Discontinued operations	0.06	—	(0.02)
Net income	$4.72	3.80	5.35

Diluted Earnings per Common Share:
Income from continuing operations	$4.57	3.69	5.20
Discontinued operations	0.06	—	(0.02)
Net income	$4.63	3.69	5.18

Basic weighted-average shares outstanding	7,201	8,449	9,512
Common stock equivalents (1)	150	246	315
Diluted weighted-average shares outstanding	7,351	8,695	9,827

Form 10-K: F-41

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(1)
Outstanding stock options totaling 97,272, 23,573 and 115,489 options for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for the grants of such stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

13.	Income Taxes

Our provision for income taxes consisted of the following:

(in thousands)	For the year ended December 31,
	2009	2008	2007
Current expense:
Federal	$13,086	14,207	21,241
State	2,085	2,510	3,447
Total	15,171	16,717	24,688

Deferred (benefit) expense:
Federal	295	(487)	956
State	79	(277)	24
Total	374	(764)	980
Total income tax expense	$15,545	15,953	25,668

The excess tax benefit related to employee stock options and restricted stock grants has been recorded directly to shareholders’ equity as a component of additional paid-in capital.  The tax benefit for the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $2.2 million and $0.7 million, respectively.

The provision for income taxes differs from the statutory corporate tax rate of 35 percent as follows:

(in thousands)	For the year ended December 31,
	2009	2008	2007
Computed "expected" tax expense at 35%	$17,204	16,819	26,865
Tax-exempt interest	(2,668)	(3,239)	(3,422)
State income taxes, net of federal benefit	1,469	1,388	2,256
Valuation allowance	(675)	675	—
Other, net	215	310	(31)
Actual income tax expense	$15,545	15,953	25,668

Form 10-K: F-42

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The significant components of our net deferred tax assets were as follows:

(in thousands)	As of December 31,
	2009	2008
Gross deferred tax assets arising from:
Loss reserve discounting	$21,378	19,818
Unearned premiums	7,090	6,817
Other-than-temporary impairments	4,132	5,344
Benefit plans	3,224	3,635
Share-based compensation	2,134	1,505
Unrealized losses on securities	—	4,925
Goodwill and intangible assets	—	84
Other	1,201	2,772
Total deferred tax assets	$39,159	44,900

Gross deferred tax liabilities arising from:
Unrealized gains on securities	$7,248	—
Deferred policy acquisition costs	3,765	3,645
Goodwill and intangible assets	1,825	—
Valuation allowance	—	675
Total deferred tax liabilities	12,838	4,320
Net deferred tax asset	$26,321	40,580

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management’s conclusions as to the ultimate realizability of deferred tax assets.  During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired.  The valuation allowance was recorded against deferred tax expense.  In 2009, the valuation allowance was deemed no longer necessary as a result of the increase in the fair value of our investment portfolio.

We have remaining net operating loss carry forwards of approximately $0.3 million as of December 31, 2009 that may be used to offset taxable income in future years subject to an annual limitation imposed by Internal Revenue Code Section 382.  These net operating loss carry forwards expire in the years 2018 and 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
	2009	2008	2007
Balance January 1	$448	625	634
Additions based on tax positions related to the current year	—	—	—
Additions based on tax positions of prior years	—	17	81
Reductions for tax positions of prior years	(448)	(194)	(90)
Settlements	—	—	—
Balance at December 31	$—	448	625

Form 10-K: F-43

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The reduction for tax positions of prior years taken during 2009 resulted from the expiration of federal and state statute of limitations for tax years 2005 and prior.  Our federal and state statute of limitations remains open and subject to examination for tax years 2006 and later.

14.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), along with their allocated tax effects, are presented in the tables below.

(in thousands)	For the year ended December 31, 2009
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during period	$946	(365)	581
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	946	(365)	581

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	33,113	(12,640)	20,473
Less: reclassification adjustment for gains (losses) realized in net income	2,565	(990)	1,575
Net unrealized gains (losses) on investments	30,548	(11,650)	18,898

Pension plan obligations:
Unrealized holding gains (losses) arising during period	2,548	(983)	1,565
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	2,548	(983)	1,565
Other comprehensive income (loss)	$34,042	(12,998)	21,044

(in thousands)	For the year ended December 31, 2008
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during period	$(3,279)	1,265	(2,014)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	(3,279)	1,265	(2,014)

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(25,836)	9,922	(15,914)
Less: reclassification adjustment for gains (losses) realized in net income	(13,552)	5,203	(8,349)
Net unrealized gains (losses) on investments	(12,284)	4,719	(7,565)

Pension plan obligations:
Unrealized holding gains (losses) arising during period	(3,041)	1,173	(1,868)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	(3,041)	1,173	(1,868)
Other comprehensive income (loss)	$(18,604)	7,157	(11,447)

Form 10-K: F-44

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)	For the year ended December 31, 2007
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during period	$343	(132)	211
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	343	(132)	211

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	6,294	(2,365)	3,929
Less: reclassification adjustment for gains (losses) realized in net income	(565)	218	(347)
Net unrealized gains (losses) on investments	6,859	(2,583)	4,276

Pension plan obligations:
Unrealized holding gains (losses) arising during period	986	(380)	606
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	986	(380)	606
Other comprehensive income (loss)	$8,188	(3,095)	5,093

Changes, net of tax, in accumulated other comprehensive income (loss) are presented in the table below:

(in thousands)
	December 31, 2009	2009 Comprehensive income	December 31, 2008	2008 Comprehensive loss	December 31, 2007	2007 Comprehensive income	December 31, 2006
Net unrealized gains (losses) on derivative financial instruments	$(1,598)	581	(2,179)	(2,014)	(165)	211	(376)
Net unrealized gains (losses) on investments	11,177	18,898	(7,721)	(7,565)	(156)	4,276	(4,432)
Net unrealized gains (losses) on pension plan obligations	303	1,565	(1,262)	(1,868)	606	606	—
Subtotal	9,882	21,044	(11,162)	(11,447)	285	5,093	(4,808)
Cumulative adjustment to apply measurement date provisions on pension plans, net of tax	(1,227)	—	(1,227)	(58)	(1,169)	—	(1,169)
Accumulated other comprehensive income (Loss)	$8,655	21,044	(12,389)	(11,505)	(884)	5,093	(5,977)

Form 10-K: F-45

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

15.	Share-Based Compensation Plans

We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).  We intend to issue new shares for share issuances under these plans. In the past, we have repurchased shares of our common stock to offset the dilutive effect of shares issued in connection with our share-based compensation plans.  Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate, up to the maximum number of shares authorized for repurchase.  Additional details on our three plans follows:

The Omnibus Plan - Under the Omnibus Plan, we may issue stock options (both non-qualified stock options and incentive stock options), contingent stock (including performance-based awards), restricted stock and stock appreciation rights upon approval by the Compensation Committee of our Board of Directors.  Awards made under the Omnibus Plan in 2007 and prior years have consisted only of stock options and restricted stock.  The exercise price of a stock option may generally not be less than 100 percent of the fair market value of the underlying shares on the date of grant.  During 2008 and 2009 we made grants of contingent stock with performance-based measures and restricted stock.  The contingent stock has a two-year performance period.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.  The restricted stock grants are time based and vest in equal amounts over a three-year period, subject to forfeiture restrictions.  Restricted stock becomes unrestricted as the awards vest.  Time-vested awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards.  Performance-based awards vest upon meeting the related performance objective.  Under the plan, individuals who receive a restricted stock award are permitted to redeem an adequate number of shares from such award upon vesting to satisfy any tax withholding liability.  Awards are generally made annually.

The Director Plan - Under the Director Plan, we may issue non-qualified stock options, contingent stock, restricted stock and stock appreciation rights upon approval by the Board of Directors.  Stock option grants made under the Director Plan are at a price not less than 100 percent of the fair market value of the underlying stock on the grant date.  Shares of restricted stock become unrestricted as the awards vest.

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

The ESPP - We offer the ESPP to eligible employees, including executive officers.  Under the terms of the ESPP, employees are allowed to purchase up to a maximum dollar amount of FPIC’s common stock at 85 percent of the market value as of the first or last day of the offering period, whichever is lower.  FPIC common stock issued in connection with the ESPP for the plan year ended December 31, 2009 totaled 4,486 shares.

Form 10-K: F-46

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following table presents the number of shares authorized for future awards in connection with our share-based compensation plans.

	As of December 31,
	2009	2008
The Omnibus Plan	562,805	584,100
The Director Plan	259,801	263,801
The ESPP	69,706	74,192
Shares authorized for future awards	892,312	922,093

We use historical data and projections to estimate expected employee behavior related to stock award exercises and forfeitures.  We estimate the fair value of each stock option on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table.  The fair value of restricted stock awards, including performance units, is based on the closing sales price of FPIC common stock on the date of issuance.  Stock valuation models require the input of highly subjective assumptions.  Expected volatility and dividends are based on historical factors related to our common stock.  Expected term represents the estimated weighted-average time between grant and employee exercise.  The risk-free rate is based on U.S. Treasury rates appropriate for the expected term.

Assumptions related to stock option awards:
	2009	2008	2007
Expected volatility	*	*	56.01%
Expected dividends	*	*	—
Expected term	*	*	5.1 years
Risk-free rate	*	*	4.61%

Assumptions related to ESPP awards:
	2009	2008	2007
Expected volatility	40.04%	36.02%	25.84%
Expected dividends	—	—	—
Expected term	1.0 year	1.0 year	1.0 year
Risk-free rate	0.39%	3.04%	4.94%

*	No stock options were granted in 2009 or 2008.

Reported share-based compensation for all plans was classified as follows:

(in thousands)	For the year ended December 31,
	2009	2008	2007
Other underwriting expenses	$3,362	3,022	2,662
Income tax benefit	(1,294)	(1,029)	(1,027)
Net share−based compensation	$2,068	1,993	1,635

Form 10-K: F-47

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following table presents the status of, and changes in, stock options.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	526,562	$21.80
Granted	—	$—
Exercised	(183,474)	$13.68
Forfeited	(5,000)	$48.06
Outstanding, December 31, 2009	338,088	$25.81	4.4	$4,392

Exercisable at December 31, 2009	310,965	$24.63	4.1	$4,392

	For the year ended December 31,
	2009	2008	2007
Weighted-average grant date fair value of stock options granted	*	*	$20.87

Total intrinsic value of options exercised (in thousands)	$4,234	9,531	1,871

Total fair value of shares vested (in thousands)	$3,577	2,632	1,740

*	No stock options were granted in 2009 or 2008.

The following table presents the status of, and changes in, restricted stock, including performance awards.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Non-vested, January 1, 2009	106,251	$40.84
Granted	63,114	$46.43
Vested	(66,017)	$42.82
Forfeited	—	—
Non-vested, December 31, 2009	103,348	$39.38	0.6	$3,991

Form 10-K: F-48

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

During 2009 and 2008, aggregate awards of 36,069 and 33,372 performance units, respectively, were granted to employees under the Omnibus Plan.  Generally, performance unit awards are subject to achieving specified levels of adjusted return on average equity during a two-year plan period.  These awards also generally vest at the expiration of the same two-year period.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.

	As of December 31,
	2009	2008
Total unrecognized compensation cost related to non-vested share-based compensation arrangements (in thousands)	$1,653	2,754

Recognition over a weighted-average period (in years)	0.8	0.9

Cash received from option and stock exercises under all share-based arrangements (in thousands)	$2,803	6,645

	For the year ended December 31,
	2009	2008	2007
Actual tax benefit realized for tax deductions from stock option exercises and the vesting of restricted stock (in thousands)	$1,620	2,242	1,133

The following table summarizes data for stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$0.00-11.99	5,000	—	$6.80	2.9	5,000	$6.80
$12.00-15.99	112,750	—	13.58	2.2	112,750	13.58
$16.00-19.99	1,500	—	16.33	0.2	1,500	16.33
$20.00-35.99	137,469	—	28.61	4.6	137,469	28.61
$36.00-60.99	54,246	27,123	39.37	7.0	54,246	39.37
	310,965	27,123	$25.81	4.4	310,965	$24.63

Form 10-K: F-49

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

16.	Employee Benefit Plans

We provide pension benefits to eligible employees through various defined contribution and defined benefit plans, which we sponsor.

Defined Contribution Plans - We have defined contribution plans that are available to employees upon meeting certain eligibility requirements.  The plans allow employees to contribute to the plan a percentage of their pre-tax annual compensation.  Under the terms of the plans, we will match the employee contributions up to a maximum of 2.5 percent of the employee’s annual compensation.  We may also make annual profit sharing contributions to the plans, depending on annual financial performance.  The contributions to the plans are invested at the election of the employee in one or more investment options provided by a third party plan administrator.  Our contributions to the plans totaled $0.9 million, $1.2 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  We expect to contribute approximately $0.9 million to the defined contribution plan during 2010.

We have a deferred compensation plan, which is offered to key employees selected by the Board of Directors.  Key employee participants may defer into the plan all or a portion of their compensation.  In addition, at the discretion of the Board of Directors, we may match contributions made by key employees and may make discretionary incentive contributions for key employees.  Participants’ account balances generally will be paid, as adjusted for investment gains or losses, following termination of employment.  See the discussion below entitled Defined Benefit Plan Curtailment for additional details on the deferred compensation plan liability as of December 31, 2008.  During the years ended December 31, 2007 and 2008, we did not make any discretionary or matching contributions to the plan.  We made a contribution of less than $2.2 million to the deferred compensation plan during the year ended December 31, 2009, including $2.1 million related to the Defined Benefit Plan Curtailment.  We expect to contribute approximately $0.3 million to the deferred compensation plan during 2010.

We have a money purchase plan that is available to the employees of Tenere upon meeting certain eligibility requirements.  Under the terms of the plan, we contribute to the plan to provide benefits to employees based on years of service.  Contributions are made for each year of service until the employee retires.  The contributions are equal to 6.0 percent of the employee’s annual compensation plus 5.7 percent of the employee’s annual compensation in excess of the Social Security taxable wage base.  Our contributions totaled $0.07 million for the years ended December 31, 2009, 2008 and 2007.  We expect to contribute $0.07 million to this money purchase plan during 2010.

Defined Benefit Plans - We have a defined benefit plan that is available to employees upon meeting certain eligibility requirements.  During 2008 there was also a supplemental executive retirement plan (“SERP”) available only to selected executives and an excess benefit plan (“Excess Plan”) available only to certain employees who were not covered by the SERP.  The SERP and excess benefit plan are not funded.

Defined Benefit Plan Curtailment.  In December 2008, FPIC froze the accrual of future benefits under its Excess Plan and SERP causing a curtailment of the plans.  Given that the plans are frozen, no current or future employees are eligible for participation.  In return for the termination of future benefits under the plans, we entered into agreements with certain executives where we will make contributions on their behalf to our deferred compensation plan.  The contribution amounts will be determined as a percentage of the executive’s base salary as defined in the agreements.  A liability to the deferred compensation plan in the amount $2.1 million was recorded as of December 31, 2008.  The liability was subsequently paid during January 2009.  The impact of the curtailment and settlement on the Company’s Excess Plan and SERP is indicated in the tables below.

It is our policy to contribute amounts sufficient to meet minimum funding requirements of our defined benefit plan as set forth in employee benefit and tax laws plus such additional amounts as may be determined to be appropriate.  The contributions to these plans totaled $0.3 million and $1.9 million for the years ended December 31, 2009 and 2007, respectively.  We did not contribute to these plans during 2008.  We expect to contribute approximately $0.3 million to the defined benefit plan during 2010.

Form 10-K: F-50

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Investment Valuation.  The defined benefit plan’s investments, principally mutual and money market funds, are stated at fair value, which represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value of mutual fund and money market investments is determined by obtaining quoted prices on nationally recognized security exchanges (Level 1 inputs).  See Note 4, Fair Value Measurements for additional information.  The following table provides the composition of our defined benefit plan investments:

(in thousands)	December 31, 2009
	Fair Value Measurements Using:			Assets
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Assets
Mutual funds - debt securities	$2,323	—	—	2,323
Mutual funds - equity securities	2,914	—	—	2,914
Money market funds	715	—	—	715
Total	$5,952	—	—	5,952

(in thousands)	December 31, 2008
	Fair Value Measurements Using:			Assets
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Assets
Mutual funds - debt securities	$1,064	—	—	1,064
Mutual funds - equity securities	3,061	—	—	3,061
Money market funds	420	—	—	420
Total	$4,545	—	—	4,545

The investment policy for our defined benefit plan involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs.  We employ a total return on investment approach, whereby a mix of equity securities, debt securities and cash is targeted to maximize the long-term return on assets for a given level of risk.  Investment risk is measured and monitored on an ongoing basis by plan trustees through periodic portfolio reviews and annual liability measurements.  We do not expect significant changes in the allocation of investments; however the allocations may change after the periodic meetings of the plan trustees based on their reviews of historical investment return and risk.

Form 10-K: F-51

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following tables provide the status of our defined benefit plans.

(in thousands)
	As of December 31,
Change in benefit obligation:	2009	2008
Benefit obligation at beginning of year	$11,166	11,496
Adoption of measurement date provisions	—	253
Service cost	556	1,016
Interest cost	592	742
Actuarial (gain) loss	(1,267)	1,504
Benefits paid (1)	(32)	(2,103)
Curtailment and settlements	—	(1,742)
Benefit obligation at end of year	$11,015	11,166

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$4,545	6,534
Adoption of measurement date provisions	—	13
Actual return on plan assets	1,113	(1,975)
Employer contributions	326	2,076
Benefits paid (1)	(32)	(2,103)
Fair value of plan assets at end of year	$5,952	4,545

Funded status at end of year	$(5,063)	(6,621)

(1)	Includes $2.1 million in connection with curtailment and settlement of the Excess Plan and SERP during 2008.

The accumulated benefit obligation for all defined benefit plans was $9.6 million and $8.7 million as of December 31, 2009 and 2008, respectively.  The following table presents information on our defined benefit plans with an accumulated benefit obligation in excess of plan assets.

(in thousands)	As of December 31,
	2009	2008
Projected benefit obligation	$(11,015)	(11,166)
Accumulated benefit obligation	$(9,577)	(8,657)
Fair value of plan assets	$5,952	4,545

Assumptions used in the accounting for net periodic benefit cost of our defined benefit plans were as follows:

	2009	2008	2007
Discount rates	5.9%	6.3%	5.7%
Rate of increase in compensation levels	4.0%	5.8%	5.9%
Return on assets	6.8%	6.8%	6.8%

Form 10-K: F-52

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Assumptions used in the accounting for the benefit obligation of our defined benefit plans were as follows:

	2009	2008	2007
Discount rates	6.0%	5.9%	6.3%
Rate of increase in compensation levels	4.0%	6.2%	5.8%
Return on assets	6.8%	6.8%	6.8%

The following table provides the actuarially computed components of net periodic pension cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit plans.

(in thousands)
	For the year ended December 31,
Net Periodic Benefit Cost:	2009	2008	2007
Service cost	$556	1,016	1,069
Interest cost	592	742	656
Expected return on plan assets	(316)	(438)	(403)
Amortization of prior service cost	4	47	47
Amortization of net transition obligation	—	7	31
Amortization of net loss	479	330	27
Net periodic benefit cost	$1,315	1,704	1,427

(in thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
	For the year ended December 31,
	2009	2008	2007
Net gain (loss)	$2,697	(3,585)	908
Amortization of prior service cost	4	47	47
Amortization of net transition obligation	—	7	31
Curtailment and settlements	—	490	—
Total recognized in other comprehensive income (loss)	2,701	(3,041)	986
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$4,016	(1,337)	2,413

The following table provides the amounts recognized in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost.

(in thousands)	As of December 31,
	2009	2008
Net loss	$1,493	4,037
Prior service cost	$15	19
Net transition obligation	$—	—

The estimated net loss for our defined benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.6 million.

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

Form 10-K: F-53

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Estimated benefit payments expected to be paid during the next 10 years, based on the assumptions used to measure the benefit obligation as of December 31, 2009 are as follows:

(in thousands)

2010	$94
2011	93
2012	122
2013	161
2014	422
2015-2019	4,011
Total	$4,903

17.	Statutory Accounting

Our insurance subsidiaries are required to file statutory-basis financial statements with state insurance regulatory authorities and are restricted under state insurance statutes as to the amount of dividends they may pay without regulatory consent.  Based on the amounts of capital and surplus of our insurance subsidiaries as of December 31, 2009, dividends of $27.3 million may be paid to the holding company, without regulatory consent during 2010.

Restricted net assets of our insurance subsidiaries are presented below:

(in thousands)

Restricted net assets as of December 31,	2009	2008
First Professionals	$215,470	198,698
APAC	$19,828	19,530
Intermed	$57,040	55,123
Interlex	$13,710	12,465
Advocate, MD Insurance (1)	$31,230

Statutory surplus of our insurance subsidiaries is presented below:

(in thousands)

Statutory surplus as of December 31,	2009	2008
First Professionals	$239,411	220,776
APAC	23,189	22,036
Intermed	63,378	61,959
Interlex	15,233	13,624
Advocate, MD Insurance (1)	31,230
Combined statutory surplus	372,441	318,395
Less: Intercompany eliminations	(109,841)	(75,583)
Consolidated statutory surplus (2)	$262,600	242,812

Form 10-K: F-54

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Statutory net income of our insurance subsidiaries is presented below:

(in thousands)

Statutory net income for the year ended December 31,	2009	2008	2007
First Professionals	$21,396	20,798	41,948
APAC	3,362	2,507	6,252
Intermed	4,889	6,835	10,176
Interlex	1,397	1,159	2,639
Advocate, MD Insurance (1)	3,753
Total statutory net income	$34,797	31,299	61,015

(1)
Includes restricted net assets, statutory surplus and statutory net income of Advocate, MD Insurance for 2009 only.  The statutory net income of Advocate, MD Insurance represents the income for the entire statutory annual period.  Consolidated net income, on a GAAP basis, includes the earnings of Advocate, MD since the acquisition date (see Note 3, Acquisition of Advocate, MD for additional information).

(2)	Our consolidated insurance subsidiaries’ statutory surplus exceeded applicable regulatory and risk-based capital requirements as of December 31, 2009 and 2008.

18.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs (“DPAC”) were as follows:

(in thousands)	For the year ended December 31,
	2009	2008	2007
Beginning balance	$9,476	9,662	14,204
DPAC acquired from acquisition	1,590	—	—
Additions	15,541	17,857	16,645
Amortization expense	(16,689)	(18,043)	(21,187)
Ending balance	$9,918	9,476	9,662

19.	Commitments and Contingencies

We have entered into various lease arrangements for office facilities and equipment.  We account for operating leases on a straight-line basis.  Total rental expense was $0.9 million for the year ended December 31, 2009 and $1.0 million for each of the years ended December 31, 2008 and 2007.  The future minimum annual rentals under our non-cancelable operating leases are included in the table presented below:

(in thousands)

2010	$505
2011	407
2012	318
2013	134
2014	15
Total	$1,379

Form 10-K: F-55

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of December 31, 2009, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of December 31, 2009, and believe our position and defenses are meritorious. ..  However, there can be no assurance as to the outcome of such exposures. An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  Between 2006 and 2009, we were assessed an aggregate of $14.8 million (including $1.2 million in 2009) by the Florida Office of Insurance Regulation (“Florida OIR”) at the request of the Florida Insurance Guaranty Association (“FIGA”) with respect to the insolvency of property and casualty insurance companies operating in Florida.  Losses in excess of FIGA’s estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and will continue to do so until fully recovered.

In addition to standard guaranty fund assessments, the Florida, Texas and Missouri legislatures could also levy special assessments to settle claims caused by certain catastrophic losses.  No such special assessments for catastrophic losses were made in 2009, 2008 or 2007.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2010.

Form 10-K: F-56

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

20.	Discontinued Operations

Insurance Management - Our insurance management operations were comprised of our subsidiaries in New York and Pennsylvania that provided insurance management services to other MPL insurers.  The aggregate purchase price for these operations was $39.1 million in cash, which reflects cash proceeds of $40.0 million and a post-closing working capital adjustment of $0.9 million.  In connection with this transaction, we also received approximately $5.9 million in cash from these operations prior to the sale.  We recognized an $11.6 million after-tax gain on disposition of these operations in 2006.  During the third quarter of 2007, we recorded a loss on the sale of these operations of $0.2 million related to the finalization of our 2006 tax return, which reflected the sale of our former insurance management operations.

Third Party Administration - Our TPA operations were comprised of our former wholly owned subsidiary, Employers Mutual, Inc. (“EMI”).  On May 9, 2005, EMI’s employee benefits administration business was sold effective April 30, 2005.  An after-tax gain of $0.2 million was recognized on the sale.  On May 31, 2005, the remaining TPA operations were sold to a private investor.  An after-tax gain of $1.5 million was recognized on the sale.  During the third quarter of 2009, we recorded an additional gain on the sale of discontinued operations of $0.4 million due to the resolution of a contingency related to certain consolidated tax returns that included EMI (2005 and prior), and the expiration of federal and state statutes of limitations for those tax years.

The results of these segments have been reported as discontinued operations and are summarized in the tables below.

(in thousands, except earnings per common share)	For the year ended December 31,
	2009	2008	2007
Income from discontinued operations (net of income taxes)	$—	—	—
Gain (loss) on disposal of discontinued operations (net of income taxes)	411	—	(191)
Discontinued operations	$411	—	(191)

Basic earnings per common share:
Discontinued operations	$0.06	—	(0.02)
Basic weighted-average common shares outstanding	7,201	8,449	9,512

Diluted earnings per common share:
Discontinued operations	$0.06	—	(0.02)
Diluted weighted-average common shares outstanding	7,351	8,695	9,827

Form 10-K: F-57

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

21.	Subsequent Events

On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares will be settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the NASDAQ Stock Market on the record date.  The consolidated statements of financial position as of December 31, 2009 and 2008 have not been retroactively restated.  The table below shows our historical earnings per share and the pro forma effect of the stock split.

(in thousands, except earnings per common share)	Basic earnings per common share:	Basic weighted-average common shares outstanding	Diluted earnings per common share:	Diluted weighted-average common shares outstanding
For the year ended
Pro Forma, December 31, 2009 (unaudited)	$3.15	10,802	$3.09	11,027
Historical, December 31, 2009	4.72	7,201	4.63	7,351
Increase (Decrease)	$(1.57)	3,601	$(1.54)	3,676

Pro Forma, December 31, 2008 (unaudited)	$2.53	12,674	$2.46	13,043
Historical, December 31, 2008	3.80	8,449	3.69	8,695
Increase (Decrease)	$(1.27)	4,225	$(1.23)	4,348

Pro Forma, December 31, 2007 (unaudited)	$3.57	14,268	$3.45	14,741
Historical, December 31, 2007	5.35	9,512	5.18	9,827
Increase (Decrease)	$(1.78)	4,756	$(1.73)	4,914

Form 10-K: F-58

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

22.	Quarterly Results of Operations (unaudited)

Our quarterly consolidated results of operations are summarized in the tables below.  Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.  For additional information on discontinued operations, see Note 20, Discontinued Operations.

(in thousands, except earnings per common share)	December 31, 2009
	First	Second	Third	Fourth
Direct premiums written	$45,604	36,506	51,348	36,935
Assumed premiums written	$—	—	58	—
Net premiums written	$39,259	31,375	44,265	31,450
Net premiums earned	$38,412	37,668	39,468	40,926
Net investment income	$7,220	7,122	6,702	6,705
Net realized investment (losses) gains	$(58)	1,025	373	1,225
Total revenues	$45,669	45,899	46,736	48,994
Income from continuing operations	$8,387	9,191	8,467	7,563
Discontinued operations	$—	—	411	—
Net income	$8,387	9,191	8,878	7,563
Basic earnings per common share:
Income from continuing operations	$1.10	1.24	1.21	1.12
Discontinued operations	$—	—	0.06	—
Net income	$1.10	1.24	1.27	1.12
Diluted earnings per common share:
Income from continuing operations	$1.07	1.22	1.18	1.09
Discontinued operations	$—	—	0.06	—
Net income	$1.07	1.22	1.24	1.09

(in thousands, except earnings per common share)	December 31, 2008
	First	Second	Third	Fourth
Direct premiums written	$51,855	42,092	55,757	36,132
Assumed premiums written	$—	—	(6)	—
Net premiums written	$44,586	36,964	48,825	31,907
Net premiums earned	$44,293	42,823	42,063	43,651
Net investment income	$7,747	7,599	7,641	7,307
Net realized investment (losses) gains	$(92)	(30)	(5,402)	(8,028)
Total revenues	$52,045	50,493	44,451	43,015
Income from continuing operations	$10,828	10,329	6,487	4,458
Net income	$10,828	10,329	6,487	4,458
Basic earnings per common share:
Income from continuing operations	$1.22	1.19	0.78	0.56
Net income	$1.22	1.19	0.78	0.56
Diluted earnings per common share:
Income from continuing operations	$1.18	1.16	0.76	0.55
Net income	$1.18	1.16	0.76	0.55

Form 10-K: F-59

FPIC Insurance Group, Inc.

Index to the Financial Statement Schedules

FPIC Insurance Group, Inc.
Schedule I:  Summary of Investments – Other Than Investments in Related Parties
As of December 31, 2009

(in thousands)	Cost or Amortized Cost	Fair Value	Amount in the Consolidated Statement of Financial Position
Securities of states, municipalities and political subdivisions	$244,203	251,849	251,849
Corporate securities	192,934	202,495	202,495
Mortgage-backed and asset-backed securities	170,347	170,070	170,070
Securities of United States Government agencies and authorities	41,330	41,229	41,229
Total fixed income securities, available-for-sale, and short-term investments	$648,814	665,643	665,643
Equity securities, available-for-sale	10,017	11,212	11,212
Real estate investments	4,889	6,036	4,889
Other invested assets	4,473	4,443	4,443
Total investments	$668,193	687,334	686,187

See accompanying notes to the consolidated financial statements

Form 10-K: S-1

FPIC Insurance Group, Inc.
Schedule II:  Parent Company Only Condensed Statements of Financial Position
As of December 31, 2009 and 2008

(in thousands)
	2009	2008
Assets
Investments in subsidiaries*	$309,449	281,576
Equity securities, available-for-sale	7,860	9,470
Other invested assets	4,366	1,934
Total investments	321,675	292,980

Cash and cash equivalents	4,854	14,893
Due from subsidiaries, net*	897	5,323
Deferred income taxes	8,043	8,518
Other assets	4,571	2,507
Total assets	$340,040	324,221

Liabilities and Shareholders' Equity
Long-term debt	$46,083	46,083
Other liabilities	14,170	18,244
Total liabilities	60,253	64,327

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized, 6,761,742 and 7,803,298 shares issued and outstanding at December 31, 2009 and 2008, respectively	676	780
Additional paid-in capital	—	—
Retained earnings	270,456	271,503
Accumulated other comprehensive income (loss), net	8,655	(12,389)
Total shareholders' equity	279,787	259,894
Total liabilities and shareholders' equity	$340,040	324,221

*      Eliminated in consolidation
See accompanying notes to the consolidated financial statements

Form 10-K: S-2

FPIC Insurance Group, Inc.
Schedule II:  Parent Company Only Condensed Statements of Income
For the years ended December 31, 2009, 2008 and 2007

(in thousands)
	2009	2008	2007
Revenues
Management fees from subsidiaries*	$36,014	36,652	38,535
Net investment (loss) income	(723)	(138)	869
Net realized investment gain (loss)	495	(5,725)	58
Total revenues	35,786	30,789	39,462

Expenses
Other underwriting expenses	29,247	29,470	31,620
Interest expense	3,620	3,827	4,472
Other expenses	901	—	2
Total expenses	33,768	33,297	36,094

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	2,018	(2,508)	3,368
Less: Income tax expense	322	12	1,313
Income (loss) from continuing operations before equity in net income of subsidiaries	1,696	(2,520)	2,055
Equity in net income of subsidiaries*	31,912	34,620	49,035
Income from continuing operations	33,608	32,100	51,090
Discontinued operations (net of income taxes)	411	—	(191)
Net income	$34,019	32,100	50,899

*      Eliminated in consolidation
See accompanying notes to the consolidated financial statements

Form 10-K: S-3

FPIC Insurance Group, Inc.
Schedule II:  Parent Company Only Condensed Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

(in thousands)
	2009	2008	2007
Operating Activities
Net income	$34,019	32,100	50,899
Less: Discontinued operations	411	—	(191)
Income from continuing operations	33,608	32,100	51,090
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries*	(31,912)	(34,620)	(49,035)
Cash dividend from subsidiaries*	35,800	49,150	23,400
Cumulative adjustment to adopt FIN 48	—	—	(84)
Depreciation and amortization	295	785	1,125
Realized (gain) loss on investments	(495)	5,725	(58)
Realized loss on sale of property and equipment	18	23	6
Deferred income tax benefit	(1,223)	(1,796)	(142)
Share-based compensation	3,298	2,954	2,596
Excess tax benefits from share-based compensation	(1,630)	(2,302)	(420)
Other Changes in Assets and Liabilities
Net due from subsidiaries*	4,426	4,455	70
Other assets and other liabilities	(328)	(5,983)	2,448
Net cash provided by operating activities	41,857	50,491	30,996

Investing Activities
Proceeds from
Sale of equity securities, available for sale	2,783	—	—
Sale of other invested assets	177	—	—
Purchases of
Equity securities	—	—	(15,000)
Other invested assets	(2,377)	—	—
Capital contribution to subsidiaries*	(13,349)	—	—
Property and equipment	(608)	(223)	(351)
Net cash used in investing activities	$(13,374)	(223)	(15,351)

*      Eliminated in consolidation
See accompanying notes to the consolidated financial statements

Form 10-K: S-4

FPIC Insurance Group, Inc.
Schedule II:  Parent Company Only Condensed Statements of Cash Flows, continued
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Financing Activities
Issuance of common stock	$2,803	6,645	1,836
Repurchase of common stock	(42,955)	(68,118)	(50,737)
Excess tax benefits from share-based compensation	1,630	2,302	420
Net cash used in financing activities	(38,522)	(59,171)	(48,481)

Net decrease in cash and cash equivalents	(10,039)	(8,903)	(32,836)
Cash and cash equivalents at beginning of year	14,893	23,796	56,632
Cash and cash equivalents at end of year	$4,854	14,893	23,796

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,621	3,586	4,409
Federal income taxes paid	$14,206	15,616	22,074

Supplemental disclosure of non cash investing and financing activities:
Financing activities
Issuance of restricted stock	$1,331	1,945	1,212
Share-based compensation	$3,298	2,954	2,596

*      Eliminated in consolidation
See accompanying notes to the consolidated financial statements

Form 10-K: S-5

FPIC Insurance Group, Inc.
Schedule III:  Supplementary Insurance Information

(in thousands)	Medical Professional and Other Liability
	As of December 31,
	2009	2008	2007
Deferred policy acquisition costs ("DPAC")	$9,918	9,476	9,662
Liability for losses and loss adjustment expenses ("LAE")	$559,257	555,848	585,087
Unearned premiums	$103,831	98,665	108,894

(in thousands)	Medical Professional and Other Liability
	For the year ended December 31,
	2009	2008	2007
Net premiums written (1)	$146,349	162,282	127,943
Net premiums earned	$156,474	172,830	198,899
Net investment income	$27,749	30,295	31,309
Net losses and LAE	$92,185	99,721	103,852
Amortization of DPAC	$16,689	18,043	21,187
Other expenses (2)	$25,651	20,361	23,754

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

See accompanying notes to the consolidated financial statements

Form 10-K: S-6

FPIC Insurance Group, Inc.
Schedule IV:  Reinsurance
For the years ended December 31, 2009, 2008 and 2007

(in thousands)	Medical Professional and Other Liability
	2009	2008	2007
Gross premiums earned	$180,871	196,059	224,376
Ceded premiums earned to other companies	(24,455)	(23,229)	(25,477)
Assumed premiums earned from other companies	58	—	—
Net premiums earned	$156,474	172,830	198,899

Percentage of assumed premiums earned to net premiums earned	0.04%	0.00%	0.00%

See accompanying notes to the consolidated financial statements

FPIC Insurance Group, Inc.
Schedule V:  Valuation and Qualifying Accounts
As of December 31, 2009, 2008 and 2007

(in thousands)	Allowance for Doubtful Accounts
	2009	2008	2007
Balance, beginning of period	$300	300	400
Amounts charged to costs and expenses	605	91	100
Deductions	(605)	(91)	(200)
Balance, end of period	$300	300	300

See accompanying notes to the consolidated financial statements

Form 10-K: S-7

FPIC Insurance Group, Inc.
Schedule VI:  Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)	Consolidated Insurance Subsidiaries
	As of December 31,
	2009	2008	2007
Deferred policy acquisition costs ("DPAC")	$9,918	9,476	9,662
Liability for losses and loss adjustment expenses ("LAE")	$559,257	555,848	585,087
Unearned premiums	$103,831	98,665	108,894

(in thousands)	Consolidated Insurance Subsidiaries
	For the year ended December 31,
	2009	2008	2007
Net premiums written (1)	$146,349	162,282	127,943
Net premiums earned	$156,474	172,830	198,899
Net investment income	$27,749	30,295	31,309
Net losses and LAE, current year	$111,176	116,721	133,834
Net losses and LAE, prior years (2)	$(18,991)	(17,000)	(16,000)
Amortization of DPAC	$16,689	18,043	21,187
Net paid losses and LAE (3)	$120,191	120,476	147,187

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
(3)
Excluding net paid losses and LAE under commuted reinsurance agreements, our net paid losses and LAE were $119.4 million, $119.9 million and $117.1 million for the years ended December 31, 2009, 2008 and 2007.

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

2.2	(a)
Agreement and Plan of Merger dated July 30, 2009 by and among the Registrant, First Professionals Insurance Company, Inc., FPIC Merger Corp., Advocate, MD Financial Group Inc., and the Stockholders Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed on July 30, 2009) (Schedules and certain exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Registrant agrees to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon request)

(b)
First Amendment to Agreement and Plan of Merger dated August 31, 2009 by and  among the Registrant, First Professionals Insurance Company, Inc., FPIC Merger Corp., Advocate, MD Financial Group Inc., and the Stockholders Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed on November 18, 2009)

2.3
Earnout Agreement dated November 13, 2009 between the Registrant and Mark E. Adams and Timothy P. Reardon, as Stockholders Representative (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed on November 18, 2009)

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

3.2		Amended and Restated Bylaws of the Registrant (incorporated by referenced to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed on September 2, 2009)

4.1	(a)
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

Form 10-K: E-1

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
FPIC Insurance Group, Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit C to the Registrant’s definitive proxy statement (Commission File No. 1-11983) filed April 29, 2005)

(b)
Amendment to the Registrant’s Amended and Restated Omnibus Incentive Plan (incorporated by referenced to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed on May 6, 2009)

(c)
Form of Stock Option Agreement (incorporated by reference to Exhibit 10(bbbb) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed March 15, 2005)

(d)
Form of Stock Option Agreement, effective January 2007 (incorporated by reference to Exhibit 10.3(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

(e)
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10(cccc) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed March 15, 2005)

(f)
Form of Restricted Stock Agreement, effective January 2007 (incorporated by reference to Exhibit 10.3(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

Form 10-K: E-2

(g)
Form of Restricted Stock Agreement, effective January 2008 (incorporated by reference to Exhibit 10.3(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

(h)
Form of Restricted Stock Agreement, effective December 2008 (incorporated by referenced to Exhibit 10.3(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-11983) filed on March 4, 2009)

(i)
Form of Performance Unit Award Agreement, effective January 2008 (incorporated by reference to Exhibit 10.3(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

(j)
Form of Performance Unit Award Agreement, effective December 2008 (incorporated by referenced to Exhibit 10.3(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-11983) filed on March 4, 2009)

	(k)	Form of Performance Unit Award Agreement, effective January 2010*

10.4**	(a)
FPIC Insurance Group, Inc. Amended and Restated Director Stock Option Plan (incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement (Commission File No. 1-11983) filed March 15, 2005)

(b)
Amendment to the Registrant’s Amended and Restated Director Stock Option Plan (incorporated by referenced to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed on May 6, 2009)

(c)
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
FPIC Insurance Group, Inc. Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed May 17, 1999)

(b)
Amendment to the FPIC Insurance Group, Inc. Supplemental Executive Retirement Plan (incorporated by referenced to Exhibit 10.5(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-11983) filed on March 4, 2009)

10.6**	(a)
Florida Physicians Insurance Company Excess Benefit Plan (incorporated by reference to Exhibit 10(nn) to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-02040) filed March 7, 1996)

(b)
FPIC Insurance Group, Inc. Excess Benefit Plan, as amended and restated effective January 1, 2008 (incorporated by referenced to Exhibit 10.6(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-11983) filed on March 4, 2009)

10.7**	(a)	FPIC Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 12, 2007)

(b)
FPIC Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

Form 10-K: E-3

10.8**
FPIC Insurance Group, Inc. Amended and Restated 2008 Senior Executive Annual Incentive Plan (incorporated by referenced to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed on March 9, 2009)

10.9**		Summary of Implementation Guide for 2010 Executive Incentive Compensation Plan*

10.10**
Employment Agreement dated as of January 1, 2008, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.11**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.12**
Employment Agreement dated as of January 1, 2008, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.13**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.14**
Employment Agreement dated as of January 1, 2008, between the Registrant and Robert E. White, Jr, (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.15**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.16**
Executive Employment Agreement dated July 30, 2009 by and among the Registrant, Advocate, MD Financial Group Inc. and Mark E. Adams (incorporated by referenced to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed on July 30, 2009)

10.17**
Summary of Compensation of Outside Directors (incorporated by reference to Exhibit 10.3(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

10.18	(a)
Noncompetition Agreement made as of September 29, 2006, by the Registrant (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed October 2, 2006)

(b)
Non-Competition Agreement dated July 30, 2009 by and among the Registrant, Advocate, MD Financial Group Inc. and Mark E. Adams (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed (Commission File No. 1-11983) filed on July 30, 2009)

10.19**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and John R. Byers (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

Form 10-K: E-4

10.20**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.21**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

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

Form 10-K: E-5