Form 10-Q
period 2010-03-31
FPIC INSURANCE GROUP INC
filed 2010-05-05
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large Accelerated Filer ☐                                    Accelerated Filer ☑                               Non-accelerated Filer ☐

●	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

●	As of April 30, 2010, there were 9,770,689 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position (unaudited)

(in thousands, except shares authorized, issued and outstanding)
	March 31, 2010	December 31, 2009
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$641,440	662,688
Equity securities, available-for-sale, at fair value	11,258	11,212
Short-term investments	1,314	2,955
Real estate investments	4,782	4,889
Other invested assets	4,164	4,443
Total investments (Note 4)	662,958	686,187

Cash and cash equivalents	57,990	58,626
Premiums receivable (net of an allowance of $300 as of March 31, 2010 and December 31, 2009)	54,947	56,504
Accrued investment income	6,714	7,948
Reinsurance recoverable on paid losses	4,623	4,494
Due from reinsurers on unpaid losses and advance premiums	131,257	133,445
Ceded unearned premiums	11,678	11,245
Deferred policy acquisition costs	10,308	9,918
Deferred income taxes	22,094	26,321
Goodwill and intangible assets	27,970	28,200
Other assets	11,681	8,595
Total assets	$1,002,220	1,031,483

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$535,583	559,257
Unearned premiums	104,575	103,831
Reinsurance payable	1,542	2,985
Paid in advance and unprocessed premiums	5,822	10,222
Total policy liabilities and accruals	647,522	676,295

Long-term debt	46,083	46,083
Other liabilities	27,041	29,318
Total liabilities	720,646	751,696

Commitments and contingencies (Note 13)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 9,883,904 and 10,142,613 shares issued and outstanding at March 31, 2010 and December 31, 2009 (1), respectively	988	1,014
Additional paid-in capital	—	—
Retained earnings	269,426	270,118
Accumulated other comprehensive income, net	11,160	8,655
Total shareholders' equity	281,574	279,787
Total liabilities and shareholders' equity	$1,002,220	1,031,483

(1)
The number of common shares outstanding as of December 31, 2009 has been restated to reflect a three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 3

FPIC Insurance Group, Inc.
Consolidated Statements of Income (unaudited)

(in thousands, except basic and diluted earnings per common share)	For the Quarter Ended March 31,
	2010	2009
Revenues
Net premiums earned	$41,936	38,412
Net investment income	6,587	7,220
Net realized investment gains (losses)	350	(58)
Other income	121	95
Total revenues	48,994	45,669

Expenses
Net losses and loss adjustment expenses	25,427	23,240
Other underwriting expenses	11,724	9,106
Interest expense on debt	891	895
Other expenses	203	—
Total expenses	38,245	33,241

Income before taxes	10,749	12,428
Less: Income tax expense	3,534	4,041
Net income	7,215	8,387

Basic earnings per common share(1)	$0.72	0.73
Basic weighted-average common shares outstanding (1)	9,976	11,483

Diluted earnings per common share(1)	$0.71	0.71
Diluted weighted-average common shares outstanding(1)	10,182	11,737

Net realized investment gains (losses):
Net realized investment gains before credit related impairments	$613	1,297
Total other-than-temporary impairments on investments	(766)	(1,355)
Portion of other-than-temporary impairments recognized in other comprehensive income	503	—
Credit related impairments included in net realized investment gains (losses)	(263)	(1,355)
Net realized investment gains (losses)	$350	(58)

(1)
Earnings per common share and weighted average shares outstanding for the period ending March 31, 2009 have been restated to reflect the three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)

		(in thousands)
	Shares of Common Stock (1)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2009	10,142,613	$1,014	—	270,118	8,655		279,787

Net income	—	—	—	7,215	—	$7,215	7,215
Other comprehensive income, net of tax:
Net unrealized gain on invested assets, net of tax	—	—	—	—	3,012	3,012	3,012
Net unrealized loss on investments with other-than-temporary impairments, net of tax	—	—	—	—	(309)	(309)	(309)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(229)	(229)	(229)
Net gain on pension plan, net of tax	—	—	—	—	31	31	31
Other comprehensive income						2,505
Comprehensive income						$9,720

Issuance of restricted stock	74,280	7	665	—	—		672
Issuance of common shares	2,250	—	25	—	—		25
Repurchase of common shares	(335,239)	(33)	(637)	(7,907)	—		(8,577)
Share-based compensation	—	—	10	—	—		10
Income tax reductions relating to exercise of stock options	—	—	(63)	—	—		(63)
Balances at March 31, 2010	9,883,904	$988	—	269,426	11,160		281,574

(1)	Shares of common stock have been restated to reflect the three-for-two stock split in March 2010. For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 5

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited), continued

		(in thousands)
	Shares of Common Stock (1)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2008	11,704,947	$1,170	—	271,113	(12,389)		259,894

Net income	—	—	—	8,387	—	$8,387	8,387
Other comprehensive income, net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	1,904	1,904	1,904
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	22	22	22
Net gain on pension plan, net of tax	—	—	—	—	87	87	87
Other comprehensive income						2,013
Comprehensive income						$10,400

Issuance of restricted stock	27,068	3	609	—	—		612
Issuance of common shares	5,873	—	145	—	—		145
Repurchase of common shares	(501,172)	(50)	(917)	(11,591)	—		(12,558)
Share-based compensation	—	—	163	—	—		163
Income tax reductions relating to exercise of stock options	—	—	—	—	—		—
Balances at March 31, 2009	11,236,716	$1,123	—	267,909	(10,376)		258,656

(1)	Shares of common stock have been restated to reflect the three-for-two stock split in March 2010. For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 6

FPIC Insurance Group, Inc.
Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)	For the Quarter Ended March 31,
	2010	2009
Operating Activities
Net cash (used in) provided by operating activities	$(15,104)	2,768

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	42,855	44,895
Sales of equity securities, available-for-sale	499	393
Sales of other invested assets	394	178
Maturities of fixed income securities, available-for-sale	22,690	10,405
Maturities of short-term investments	1,625	—
Purchases of
Fixed income securities, available-for-sale	(44,951)	(50,349)
Equity securities, available-for-sale	—	(223)
Other invested assets	(81)	(2,165)
Property and equipment	(42)	(22)
Net cash provided by investing activities	22,989	3,112

Financing Activities
Issuance of common stock	25	145
Repurchase of common stock	(8,577)	(12,558)
Excess tax benefits from share-based compensation	31	—
Net cash used in financing activities	(8,521)	(12,413)

Net decrease in cash and cash equivalents	(636)	(6,533)
Cash and cash equivalents at beginning of year	58,626	58,480
Cash and cash equivalents at end of period	$57,990	51,947

Supplemental disclosure of cash flow information:
Interest paid on debt	$911	806
Federal income taxes paid	$400	2,100

Supplemental disclosure of non cash investing and financing activities:
Issuance of restricted stock	$2,562	1,018
Share-based compensation	$682	775

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The statement of financial position as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP.  All significant transactions between the parent and consolidated subsidiaries have been eliminated.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2009, which includes information necessary for understanding our business and financial statement presentations.  In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

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

Stock Split

On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the Nasdaq Stock Market on the record date.  The common stock issued and outstanding as of December 31, 2009 and the basic and diluted earnings per common share for the three months ended March 31, 2009 have been retroactively restated.  The table below shows our historical earnings per common share and the effect of the stock split.

(in thousands, except earnings per common share)	Basic earnings per common share:	Basic weighted-average common shares outstanding	Diluted earnings per common share:	Diluted weighted-average common shares outstanding
For the quarter ended
Revised, March 31, 2009	$0.73	11,483	$0.71	11,737
Historical, March 31, 2009	1.10	7,655	1.07	7,824
Increase (Decrease)	$(0.37)	3,828	$(0.36)	3,913

Form 10-Q: 8

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The new guidance requires disclosures of transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reason for the transfer.  The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than as a single net number.  The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements.  We adopted the new disclosures and clarified our existing disclosures in this quarterly report on Form 10-Q.  See Note 2 for additional information.  The disclosures about the activity in Level 3 measurements will be effective in the first quarter of 2011 (three months ending March 31, 2011).

In June 2009, the FASB issued guidance on the Consolidation of Variable Interest Entities.  The new guidance addresses (1) the effects on certain provisions of the accounting guidance as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  We adopted the guidance on January 1, 2010.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

On a quarterly basis, we obtain and review the pricing methodology of our pricing service to ensure that our fair value designations are classified in accordance with the fair value hierarchy.  Our pricing service provides a single price per security.  We review the results of our pricing service for reasonableness each quarter by comparing market values reported on an individual security basis and on an overall portfolio basis to those obtained from our external investment manager to determine that the market value reported by our pricing service appears reasonable.  In addition, an annual SAS 70 report that describes procedures surrounding the compilation and reporting of security prices obtained from our pricing service is provided to us.  We may adjust the valuation of securities from the independent pricing service if we believe a security’s price does not fairly represent the market value of the investment.  For example, when market observable data is not as readily available or if the security trades in an inactive market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing. To date, we have not adjusted any prices supplied by our pricing service.

All securities priced by our pricing service using an exchange traded price are designated by us as Level 1.  We designate as Level 2 those securities not actively traded on an exchange for which our pricing service utilizes multiple verifiable observable inputs.  For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from our pricing service.

Cash equivalents

•
Cash equivalents include liquid instruments with an original maturity of three months or less when acquired.  Instruments, typically mutual funds that trade in active markets, are classified within Level 1 as their fair value is based on quoted market prices for identical assets as of the reporting date. Other instruments, typically Treasury securities and corporate debt securities, are classified within Level 2 because they trade in less active markets.  Their fair value is based on valuation methodologies, the significant inputs into which include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.

Form 10-Q: 10

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Fixed income securities, available for sale, including short-term investments

•
These securities trade in less active markets.  Fair value is based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, issuer spreads, two-sided markets, new issue data, bids, offers, collateral performance and reference data.  These fixed income securities are classified within Level 2.  Credit ratings noted below are based on the lower of the available credit ratings from S&P and Moody’s for each investment security.

•
U.S. Treasuries include those securities issued by the U.S government or a U.S. Agency.  The average credit quality of these bonds is AAA and represents approximately 6 percent of our fixed income securities.

•
States, municipalities and political subdivisions include securities issued by state and local governments, general obligation bonds backed by the general revenues of a governmental authority, revenue bonds backed by a specific revenue stream and pre-refunded, lease and taxable municipal bonds, which are backed by specific lease arrangements.  These securities are diversified throughout the U.S, have an average credit quality of AA and represent approximately 37 percent of our fixed income securities.

•
Corporate securities include securities issued by various corporate entities across different industries.  Both investment grade and non-investment grade securities are included within this category.  The average credit quality of investment grade corporate securities is A and represents approximately 29 percent of our fixed income securities.  The average credit quality of non-investment grade corporate securities is BB- and represents approximately 3 percent of our fixed income securities.

•
Residential mortgage-backed securities include structured securities that are issued based on underlying residential mortgages.  Within this category are bonds that are agency and non-agency related.  Agency related bonds are from the vintage years 1988 – 2009, have an average credit quality of AAA and represent approximately 13 percent of our fixed income securities.  Non-agency related bonds are from the vintage years 2002 – 2007, have an average credit quality of BBB+ and represent approximately 1 percent of our fixed income securities.

•
Commercial mortgage-backed securities include structured securities issued based on underlying commercial mortgages (such as on hotels, malls, or offices) and are from the vintage years 2002 and 2005 through 2008.  The securities have an average credit quality of AA- and represent approximately 6 percent of our fixed income securities.

•
Asset-backed securities include structured securities issued based on underlying assets, primarily automobile loans, credit cards, and home equity lines of credit.  The average credit quality of these securities is AA and represents approximately 5 percent of our fixed income securities.

•
Foreign government securities include securities issued by the Canadian government or one of its provinces.  The average credit quality of these securities is AA+ and represents less than 1 percent of our fixed income securities.

Form 10-Q: 11

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Equity securities, available for sale

•	Common and preferred equity securities that trade in active markets are classified within Level 1 as fair values are based on quoted market prices for identical assets as of the reporting date.

•
Preferred equity securities that trade in less active markets are classified within Level 2 as fair values are based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.

Other invested assets

•	Other invested assets include investments held as part of our deferred compensation plan and an investment in a non-public entity.

•
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, are included in other invested assets and classified within the valuation hierarchy on the same basis as the Company’s actively traded equity securities.

•	For our investment in the non-public entity, fair value is classified as Level 3 as it is based on net asset values and financial statements of the non-public entity.

Derivative financial instruments

•
Our derivative instruments, principally interest rate swaps, are valued using models that primarily use market observable inputs and are classified as Level 2 as their fair value is largely based on observable inputs over the life of the swaps in a liquid market. The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the three month London Interbank Offered Rate (“LIBOR”) at the date of the valuation.  Pricing inputs include bid-ask spreads and current market prices for an underlying instrument.  For additional information on our derivative instruments, see Note 8 below.

Form 10-Q: 12

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables present disclosures about fair value measurements at March 31, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis.  For additional information regarding our fair value measurements see Note 4, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of March 31, 2010
	Fair Value Measurements Using:			Netting	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	at Fair Value
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	40,222	—	—	40,222
States, municipalities and political subdivisions	—	236,356	—	—	236,356
Corporate debt securities	—	203,717	—	—	203,717
Residential mortgage-backed securities	—	92,849	—	—	92,849
Commercial mortgage-backed securities	—	36,710	—	—	36,710
Asset-backed securities	—	30,894	—	—	30,894
Foreign government securities	—	2,006	—	—	2,006
Total fixed income and equity securities, available-for-sale and other invested assets	$—	642,754	—	—	642,754

Equity securities, available-for-sale
Common equity securities	$9,850	—	—	—	9,850
Preferred equity securities	845	563	—	—	1,408
Total equity securities, available-for-sale	$10,695	563	—	—	11,258

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,006	—	—	—	3,006
Limited partnership	—	—	75	—	75
Total other invested assets	$3,006	—	75	—	3,081

Total	$13,701	643,317	75	—	657,093

Liabilities
Derivative financial instruments	$—	2,975	—	(2,420)	555
Total	$—	2,975	—	(2,420)	555

Form 10-Q: 13

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	As of December 31, 2009
	Fair Value Measurements Using:			Netting	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	at Fair Value
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	41,229	—	—	41,229
States, municipalities and political subdivisions	—	251,849	—	—	251,849
Corporate debt securities	—	202,495	—	—	202,495
Residential mortgage-backed securities	—	102,212	—	—	102,212
Commercial mortgage-backed securities	—	34,774	—	—	34,774
Asset-backed securities	—	33,084	—	—	33,084
Total fixed income securities, available-for-sale, including short-term investments	$—	665,643	—	—	665,643

Equity securities, available-for-sale
Common equity securities	$9,859				9,859
Preferred equity securities	825	528	—	—	1,353
Total equity securities, available-for-sale	$10,684	528	—	—	11,212

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,283	—	—	—	3,283
Limited partnership	—	—	77	—	77
Total other invested assets	$3,283	—	77	—	3,360

Total	$13,967	666,171	77	—	680,215

Liabilities
Derivative financial instruments	$—	2,601	—	(2,260)	341
Total	$—	2,601	—	(2,260)	341

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

We had no transfers in and out of Level 1 and Level 2 fair value measurements during the quarter ended March 31, 2010.  The following table presents disclosures about fair value measurements at March 31, 2010 and 2009 using significant unobservable inputs (Level 3).

(in thousands)	For the Quarter Ended March 31,
	2010		2009
	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Beginning balance, January 1	$—	77	—	84
Total gains (losses) - (realized & unrealized)		—
Included in net income	—	—	—	—
Included in other comprehensive income	—	5	—	(21)
Purchases, issuances and settlements	—	(7)	—	24
Transfers in and / or out of Level 3	—	—	—	—
Ending balance, March 31	$—	75	—	87

Changes in unrealized gains or losses recorded in net income during the year for Level 3 assets or liabilities still held at March 31	$—	—	—	—

Form 10-Q: 14

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings and other comprehensive income for Level 3 assets or liabilities during the quarter ending March 31, 2010 and 2009.

(in thousands)	For the Quarter Ended March 31,
	2010		2009
Total gains (losses) - (realized & unrealized)	Fixed Income Securities, available-for-sale	Other Invested Assets	Fixed Income Securities, available-for-sale	Other Invested Assets
Included in net income	$—	—	—	—
Included in other comprehensive income	$—	5	—	(21)

3.	Fair Value of Financial Instruments

The carrying value and fair value of financial instruments as of March 31, 2010 and December 31, 2009 are presented in the following table.  For additional information regarding the fair value of financial instruments see Note 5, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$57,990	57,990	58,626	58,626
Other invested assets
Deferred compensation plan assets held in rabbi trust	3,006	3,006	3,283	3,283
Limited partnership	75	75	77	77
Other assets	1,083	1,083	1,083	1,083
Total other invested assets	4,164	4,164	4,443	4,443

Total financial assets	$62,154	62,154	63,069	63,069

Financial liabilities:
Long-term debt	$46,083	51,315	46,083	48,925
Total financial liabilities	$46,083	51,315	46,083	48,925

Form 10-Q: 15

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

4.	Investments

The amortized cost and estimated fair value of our investments are presented in the following tables.  For additional information regarding our investments see Note 6, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of March 31, 2010
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$40,146	849	773	40,222
States, municipalities and political subdivisions	229,528	7,009	181	236,356
Corporate debt securities	192,651	11,319	253	203,717
Residential mortgage-backed securities	91,785	2,394	1,330	92,849
Commercial mortgage-backed securities	36,061	1,777	1,128	36,710
Asset-backed securities	29,866	1,060	32	30,894
Foreign government securities	1,998	8	—	2,006
Equity securities, available-for-sale	9,605	1,653	—	11,258
Other invested assets	4,195	—	31	4,164
Total fixed income and equity securities, available-for-sale and other invested assets	$635,835	26,069	3,728	658,176

	As of December 31, 2009
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$41,330	872	973	41,229
States, municipalities and political subdivisions	244,203	7,868	222	251,849
Corporate debt securities	192,934	10,035	474	202,495
Residential mortgage-backed securities	102,028	2,104	1,920	102,212
Commercial mortgage-backed securities	36,272	1,094	2,592	34,774
Asset-backed securities	32,047	1,083	46	33,084
Equity securities, available-for-sale	10,017	1,195	—	11,212
Other invested assets	4,473	—	30	4,443
Total fixed income and equity securities, available-for-sale and other invested assets	$663,304	24,251	6,257	681,298

Form 10-Q: 16

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables summarize, for all investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of March 31, 2010
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$23,821	773	11,490	80	12,331	693
States, municipalities and political subdivisions	26,927	181	26,927	181	—	—
Corporate debt securities	12,434	253	9,108	22	3,326	231
Residential mortgage-backed securities	29,110	1,330	19,946	222	9,164	1,108
Commercial mortgage-backed securities	8,003	1,128	—	—	8,003	1,128
Asset-backed securities	196	32	27	11	169	21
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	75	31	—	—	75	31
Total fixed income and equity securities, available-for-sale and other invested assets	$100,566	3,728	67,498	516	33,068	3,212

(in thousands)	As of December 31, 2009
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$22,428	973	22,428	973	—	—
States, municipalities and political subdivisions	21,074	222	20,588	189	486	33
Corporate debt securities	31,176	474	23,428	116	7,748	358
Residential mortgage-backed securities	39,056	1,920	30,784	459	8,272	1,461
Commercial mortgage-backed securities	19,594	2,592	1,881	20	17,713	2,572
Asset-backed securities	663	46	564	25	99	21
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	77	30	—	—	77	30
Total fixed income and equity securities, available-for-sale and other invested assets	$134,068	6,257	99,673	1,782	34,395	4,475

Form 10-Q: 17

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The number of securities with gross unrealized gains and losses follows.  Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than twelve months	Twelve months or more	Gross Unrealized Gains
As of March 31, 2010	112	46	1,615
As of December 31, 2009	179	59	537

The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months at March 31, 2010 follows.  Gross unrealized losses are further segregated by the percentage of amortized cost.

(in thousands)
Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Less than 15%	37	$28,427	(1,742)
Greater than 15%	9	4,641	(1,470)
	46	$33,068	(3,212)

The following table sets forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2010.

(in thousands)			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5 percent	5 percent to 15 percent	Greater than 15 percent
Less than twelve months	$67,498	(516)	(488)	(16)	(12)
Twelve months or more	33,068	(3,212)	(317)	(1,425)	(1,470)
Total	$100,566	(3,728)	(805)	(1,441)	(1,482)

Form 10-Q: 18

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Other-than-temporary impairment (“OTTI”)

We separate OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statements of income, and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.  The determination of whether unrealized losses are “other-than-temporary” requires judgment based on objective as well as subjective factors.  We evaluate our investment portfolio on an ongoing basis to identify securities that may be other-than-temporarily impaired.  Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.

The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-than-temporary include (i) the extent and duration of the decline in fair value, including the duration of any significant decline in value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for collateralized mortgage obligations and (vi) rating agency actions. Based on our assessment of these factors, we will make a determination as to the probability of recovering principal and interest on the security.

The number and amount of securities for which we have recorded OTTI charges are presented in the following table.

(in thousands)	For the Quarter Ended March 31,
	2010		2009
	Number of Securities	OTTI	Number of Securities	OTTI
Fixed income securities, available-for-sale	5	$(766)	4	$(1,355)
Equity securities, available-for-sale	—	—	—	—
Other invested assets	—	—	—	—
	5	(766)	4	(1,355)
Portion of loss recognized in accumulated other comprehensive income		503		—
Net OTTI recognized in net income	5	$(263)	4	$(1,355)

During our quarterly review of impaired securities for OTTI, including an analysis of the collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies, we determined that certain fixed-income securities were other-than-temporarily impaired.  These securities were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) downgrades to their credit ratings. Based on the factors that existed at the time of impairment, we did not believe that these securities would recover their unrealized losses in the near future.

We believe that the remaining securities having unrealized losses as of March 31, 2010 were not other-than-temporarily impaired. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.

Form 10-Q: 19

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Realized investment gains (losses)

Realized investment gains and losses are determined on the basis of specific identification.  The components of net realized gains (losses) on investments are as follows:

(in thousands)	For the Quarter Ended March 31, 2010
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale and short-term investments	$540	(55)	(263)	222	67,170
Equity securities, available-for-sale	87	—	—	87	499
Other invested assets	41	—	—	41	394
Total fixed income, short-term investments and equity securities, available-for-sale and other invested assets	$668	(55)	(263)	350	68,063

(in thousands)	For the Quarter Ended March 31, 2009
	Gross realized gains	Gross realized losses	Credit related impairment losses	Net realized investment gains (losses)	Proceeds from sales or maturities
Fixed income securities, available-for-sale and short-term investments	$1,436	(106)	(1,355)	(25)	55,300
Equity securities, available-for-sale	140	(149)	—	(9)	393
Other invested assets	40	(64)	—	(24)	178
Total fixed income, short-term investments and equity securities, available-for-sale and other invested assets	$1,616	(319)	(1,355)	(58)	55,871

Net investment income

The major categories of investment income follow:

(in thousands)	For the Quarter Ended March 31,
	2010	2009
Fixed income securities, available-for-sale and short-term investments	$7,047	7,576
Equity securities, available-for-sale	70	113
Other invested assets	97	179
Cash and cash equivalents	9	75
Total investment income	7,223	7,943
Less: Investment expense	(636)	(723)
Net investment income	$6,587	7,220

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

(in thousands)	As of March 31, 2010		As of December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$73,672	75,002	74,101	75,111
Due after one year through five years	201,613	210,666	222,513	231,797
Due after five years through ten years	142,251	148,554	144,229	149,612
Due after ten years	46,788	48,079	37,624	39,053
	464,324	482,301	478,467	495,573
Mortgage-backed and asset-backed securities	157,711	160,453	170,347	170,070
Total fixed income securities, available-for-sale and short-term investments	$622,035	642,754	648,814	665,643

5.	Goodwill and Intangible Assets

As of March 31, 2010 and December 31, 2009, identifiable intangibles consisted of the following:

(in thousands)		As of March 31, 2010
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	188	128	2,183
Customer relationships	10	4,128	160	102	3,968
		$7,279	348	230	6,931

(in thousands)		As of December 31, 2009
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	60	60	2,311
Customer relationships	10	4,128	58	58	4,070
		$7,279	118	118	7,161

Form 10-Q: 21

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Estimated aggregate amortization expense for the remainder of 2010 and each of the next four years is presented in the following table:

(in thousands)
	Other underwriting expenses	Other expenses	Total
Remaining 2010	$378	310	688
2011	413	504	917
2012	413	504	917
2013	413	504	917
2014	413	290	703
Total	$2,030	2,112	4,142

6.	Liability for Losses and LAE

We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  Each actuarial technique is applied in a consistent manner from period to period and the techniques encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.  Estimating loss and LAE reserves is a complex process and changes in key assumptions or trends could result in a significant change in our reserve estimates.  Given the magnitude of our reserves, even relatively small changes in our estimates for factors such as the number of claims we expect to pay or the amount we expect to ultimately pay for such claims could have a significant impact on our reserves and, correspondingly, our financial position, results of operations and cash flows.  For additional information regarding our liability for losses and LAE see Note 8, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

As a result of the continuation of favorable overall claim results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $4.0 million for each of the three months ended March 31, 2010 and 2009.  The favorable development recognized in 2010 reflects lower than expected ultimate losses primarily for the 2005 through 2007 accident years as a result of reductions in our estimates of incident to claim development, payment frequency and payment severity for those accident years as compared to previous estimates.

Form 10-Q: 22

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

7.	Reinsurance

The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are presented in the following table.  For additional information regarding our reinsurance program see Note 9, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	For the Quarter Ended March 31,
	2010		2009
	Written	Earned	Written	Earned
Direct and assumed
FPIC pre-acquisition business	$44,299	41,610	45,604	44,237
Advocate, MD acquisition	4,818	6,763	—	—
Consolidated	49,117	48,373	45,604	44,237

Ceded
FPIC pre-acquisition business	(6,178)	(5,600)	(6,345)	(5,825)
Advocate, MD acquisition	(692)	(837)	—	—
Consolidated	(6,870)	(6,437)	(6,345)	(5,825)

Net	$42,247	41,936	39,259	38,412

(in thousands)	For the Quarter Ended March 31,
	2010	2009
Losses and LAE
FPIC pre-acquisition business	$25,245	27,114
Advocate, MD acquisition	3,611	—
Consolidated	28,856	27,114

Reinsurance recoveries
FPIC pre-acquisition business	(3,551)	(3,874)
Advocate, MD acquisition	122	—
Consolidated	(3,429)	(3,874)

Net losses and LAE	$25,427	23,240

Beginning January 1, 2010, First Professionals Insurance Company, Inc. (“First Professionals”) and Advocate, MD Insurance of the Southwest Inc. (“Advocate, MD Insurance”) entered into a 50 percent quota share reinsurance agreement for all policies effective January 1, 2010 and later.  Under the terms of the agreement, Advocate, MD Insurance cedes and First Professionals assumes 50 percent of the net premiums and losses of Advocate, MD Insurance. Advocate, MD Insurance receives a 25 percent ceding commission.  The quota share reinsurance is considered “a funds withheld agreement” whereby no amounts are paid unless the funds withheld account goes below $0, which would only occur when payments ceded under the agreement exceed premiums ceded net of the ceding commission.  The impact of this agreement between First Professionals and Advocate, MD Insurance has been eliminated in consolidation.

Form 10-Q: 23

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of March 31, 2010 and December 31, 2009, our receivable from reinsurers, net of amounts due, was $146.0 million and $146.2 million, respectively.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

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

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage this risk, we have entered into interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of March 31, 2010, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

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

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counter parties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with the accounting guidance for offsetting of receivables and payables and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of March 31, 2010 and December 31, 2009, the cash collateral paid to our counterparty was $2.4 million and $2.3 million, respectively.

Assessment of hedge effectiveness.  We assess the effectiveness of our interest rate swaps on a quarterly basis.  We have considered the impact of credit market conditions in assessing the risk of counterparty default.  We believe that it is likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result we continue to deem the swaps as effective hedging instruments.  We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows.  Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivatives and have assessed that our cash flow hedges have no ineffectiveness, as determined by the hypothetical derivative method.  If the hedge on any of the interest rate swaps was deemed ineffective, or extinguished by either party, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the relevant period.

Form 10-Q: 25

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The fair value of our derivative instruments has been recorded as follows:

Cash flow hedges designated as effective hedging instruments:

(in thousands)
	Notional	Balance Sheet	March 31, 2010	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(344)	0.25%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,113)	0.25%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,194)	0.25%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(324)	0.25%	2.74%	11/23/2011
			$(2,975)

(in thousands)
	Notional	Balance Sheet	December 31, 2009	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(299)	0.26%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(969)	0.27%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,041)	0.28%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(292)	0.26%	2.74%	11/23/2011
			$(2,601)

(1)	Based on the three month LIBOR.

The effect of derivative instruments on the Consolidated Statement of Income was as follows:

Derivatives in cash flow hedging relationships:

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)
	March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
Interest Rate Swap - A	$45	$(11)	Interest expense	$(46)	$(26)
Interest Rate Swap - B	144	(49)	Interest expense	(142)	(87)
Interest Rate Swap - C	152	(7)	Interest expense	(145)	(82)
Interest Rate Swap - D	32	31	Interest expense	(62)	(23)
	$373	$(36)		$(395)	$(218)

There was no ineffectiveness recognized in net income for our derivative instruments during the three months ending March 31, 2010 and 2009.

Form 10-Q: 26

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

9.	Earnings per Common Share

Basic and diluted earnings per common share and weighted average shares outstanding for the period ending March 31, 2009 have been restated to reflect the three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.  Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except basic and diluted earnings per common share)	For the Quarter Ended March 31,
	2010	2009
Net income	$7,215	8,387

Basic earnings per common share:	$0.72	0.73

Diluted earnings per common share:	$0.71	0.71

Basic weighted-average shares outstanding	9,976	11,483
Common stock equivalents (1)	206	254
Diluted weighted-average shares outstanding	10,182	11,737

(1)
Outstanding stock options totaling 27,858 and 35,616 for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for such stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

10.	Share-based Compensation Plans

We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).  For a description of these plans, see Note 15, included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The following table presents the number of shares authorized for future awards in connection with our share-based compensation plans.

	As of March 31, 2010	As of December 31, 2009 (1)
The Omnibus Plan	774,072	844,208
The Director Plan	389,702	389,702
The ESPP	97,830	104,559
Shares authorized for future awards	1,261,604	1,338,469

Form 10-Q: 27

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(1)	The number of common shares authorized for future awards as of December 31, 2009 has been restated to reflect a three-for-two stock split in March 2010.

The following table presents the status of, and changes in, stock options.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	507,127	$17.21
Granted	—	$—
Exercised	(2,250)	$10.89
Forfeited	—	$—
Outstanding, March 31, 2010	504,877	$17.23	4.1	$4,986

Exercisable at March 31, 2010	504,877	$17.23	4.1	$4,986

*	No stock options were granted in 2010 or 2009.

The following table summarizes data for stock options outstanding and exercisable as of March 31, 2010:

		Options Outstanding				Options Exercisable
	Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
	$0.00-7.99	7,500	—	$4.53	2.7	7,500	$4.53
	$8.00-10.99	169,125	—	9.05	2.0	169,125	9.05
	$11.00-12.99	—	—	—	—	—	—
	$13.00-23.99	206,200	—	19.07	4.4	206,200	19.07
$	$24.00-40.99	122,052	—	26.25	6.8	122,052	26.25
		504,877	—	$17.23	4.1	504,877	$17.23

Form 10-Q: 28

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table presents the status of, and changes in, restricted stock, including performance awards.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Non-vested, January 1, 2010	208,413	$27.15
Granted	67,919	$26.57
Vested	(98,831)	$27.90
Forfeited	—	$—
Non-vested, March 31, 2010	177,501	$26.50	1.2	$4,812

During 2010 and 2009, aggregate awards of 47,039 and 54,097 performance units, respectively, were granted to employees under the Omnibus Plan.  Generally, performance unit awards are subject to achieving specified levels of adjusted return on average equity during a two-year plan period.  These awards also generally vest at the expiration of the same two-year period.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.

As of March 31, 2010, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of approximately 0.9 years.  The compensation cost related to our share-based awards that was charged to other underwriting expense was $0.7 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

Form 10-Q: 29

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

11.	Employee Benefit Plans

The components of the actuarially computed net periodic pension cost, including the amounts recognized in other comprehensive income, for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 16 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)
	For the Quarter Ended March 31,
Net Periodic Benefit Cost:	2010	2009
Service cost	$142	176
Interest cost	165	163
Expected return on plan assets	(108)	(76)
Amortization of prior service cost	1	1
Amortization of net loss	51	141
Net periodic benefit cost	$251	405

(in thousands)
	For the Quarter Ended March 31,
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2010	2009
Net gain (loss)	$(51)	(141)
Amortization of prior service cost	(1)	(1)
Total recognized in other comprehensive income (loss)	(52)	(142)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$199	263

We contributed $1.1 million and $0.8 million to our employee benefit plans during the three months ended March 31, 2010 and 2009, respectively.  We currently anticipate contributing an additional $0.3 million to these plans during the remainder of 2010 for total contributions of $1.4 million.

12.	Commitments and Contingencies

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of March 31, 2010, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Form 10-Q: 30

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of March 31, 2010, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures. Our primary excess of loss reinsurance program includes an additional level of coverage for claims in excess of policy limits. (For additional information regarding our reinsurance coverage see Note 9, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2009.) When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure.  On March 31, 2010, First Professionals resolved two related claims from the 2002 accident year against an insured with payments in excess of each claim’s $1.0 million policy limit.  The amount paid by First Professionals in excess of the policy limit was $10.0 million for each of the two claims, net of applicable reinsurance of $2.0 million per claim. Such amounts had been fully contemplated in previously established loss and LAE reserves.  An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Form 10-Q: 31

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

In addition to standard guaranty fund assessments, the Florida, Texas and Missouri legislatures could also levy special assessments to settle claims caused by certain catastrophic losses.  No such special assessments for catastrophic losses were made in 2009, 2008 or 2007.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2010.  The Florida legislature has passed an extension of this exemption through May 31, 2013 that has not yet been signed into law by the Governor.  Should the Governor veto the extension, any hurricane damage occurring in Florida on or after June 1, 2010 could ultimately result in assessments by the Florida Hurricane Catastrophe Fund on subject Florida policies.  By law, such assessments would be passed through to our policyholders.

Form 10-Q: 32

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2010, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 3, 2010.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following MD&A, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.  Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions.  You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

i)	The effect of negative developments and cyclical changes in the medical professional liability insurance business sector;
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

v)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vi)	Our exposure to claims for extra contractual damages and losses in excess of policy limits and the unpredictability of court decisions;
vii)	Legislative, regulatory, special interest or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
viii)	The judicial and legislative review of current tort reform measures;

Form 10-Q: 33

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

ix)	Developments in financial and securities markets that could affect our investment portfolio;
x)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;
xi)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
xii)	Potential healthcare reform or other significant changes in the healthcare delivery system;
xiii)	Availability of dividends and management fees from our insurance subsidiaries;
xiv)	The results of the acquisition of Advocate, MD Financial Group Inc. (“Advocate, MD”) and other growth initiatives;
xv)	Impairment in the value of our acquisition-related or other goodwill and intangibles;
xvi)	The loss of the services of any key members of senior management;
xvii)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf; and
xviii)
Other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, including Item 1A.  Risk Factors and Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 3, 2010.

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

Critical Accounting Policies

The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Form 10-Q: 34

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Commitments and Contingencies

For information concerning commitments and contingencies to which we are subject, see Item 1.  Financial Statements, Note 13, Commitments and Contingencies.

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

On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the Nasdaq Stock Market on the record date.  The common stock issued and outstanding as of December 31, 2009 and the basic and diluted earnings per common share for the three months ended March 31, 2009 have been retroactively restated.

In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.  Advocate, MD is the fourth largest provider of MPL insurance in Texas and also writes MPL insurance in Mississippi.  We intend to operate Advocate, MD through its current management team and facilities in Austin, Texas.

Recent Trends and Other Developments

(Comparisons are made to the comparable period(s) in 2009 unless otherwise indicated)

—
On April 5, 2010, FPIC was named by Forbes as one of "The 100 Most Trustworthy Companies" for having transparent and conservative accounting practices and prudent management.  Their article can be found at http://www.forbes.com/2010/04/05/most-trustworthy-companies-leadership-governance-100_2.html.

—	On April 20, 2010, A.M. Best affirmed the A- (Excellent) financial strength rating of our insurance subsidiaries with a stable outlook.
—
Our national policyholder retention was 95 percent as of March 31, 2010 compared to 97 percent for the comparable period in 2009.  Excluding the acquisition of Advocate, MD, national policyholder retention was 96 percent as of March 31, 2010.  Our Florida policyholder retention was 97 percent as of March 31, 2010 and 2009.

Form 10-Q: 35

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

—
Professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 31 percent to 18,126 policyholders as of March 31, 2010, compared to 13,829 policyholders as of March 31, 2009.  This increase in policyholders primarily resulted from the acquisition of Advocate, MD, which closed in November 2009.  The increase in policyholders was 3 percent excluding the acquisition of Advocate, MD.

—
As a result of the continuation of favorable overall claim results as compared to previous estimates, we recognized favorable net loss development related to previously established reserves of $4.0 million for the three months ended March 31, 2010 and 2009.  Our current accident year loss ratio for the three months ended March 31, 2010 was 70.1 percent compared to 70.9 percent for the comparable period in 2009.

—
Consolidated revenues were 7 percent higher for the three months ended March 31, 2010.  Excluding the acquisition of Advocate, MD, consolidated revenues were 7 percent lower for the three months ended March 31, 2010, primarily as the result of lower net premiums earned, as well as lower net investment income.

—
Net premiums written increased 8 percent primarily as a result of the acquisition of Advocate MD.  Excluding the acquisition of Advocate, MD, lower rates in our Florida market, compared to first quarter 2009, offset to some extent by growth in professional liability policyholders, resulted in a decline in net premiums written of 3 percent for the three months ended March 31, 2010.

—	Net investment income was 9 percent lower for the three months ended March 31, 2010 primarily as the result of lower yields on fixed income securities and cash and cash equivalents.
—
Our expense ratio was 28.0 percent for the three months ended March 31, 2010, compared to 23.7 percent for the same period in 2009.  The higher ratio in 2010 was primarily due to lower net premiums earned, lower recoveries on insurance guaranty fund assessments and lower than normal employee benefit costs during the first quarter of 2009.

—
Book value per common share grew 3 percent to $28.49 as of March 31, 2010 from $27.58 as of December 31, 2009.  As of March 31, 2010, the statutory surplus of our insurance subsidiaries was $258.6 million and the ratio of net premiums written to surplus was 0.6 to 1.

—
On a trade date basis, we repurchased 303,470 shares of our common stock during the three months ended March 31, 2010 at an average price of $25.62 per share and as of March 31, 2010, had remaining authority from our Board of Directors to repurchase 851,341 more shares under our stock repurchase program.  Through April 30, 2010, we have repurchased an additional 124,700 shares of our common stock, on a trade date basis, at an average price of $27.13 per share, and had remaining authority from our Board of Directors to repurchase an additional 726,641 shares as of that date.

Form 10-Q: 36

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Results of Operations:  Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Our business is comprised of our insurance operations, which operate through our insurance subsidiaries domiciled in Florida, Missouri and Texas.  Financial and selected other data, including professional liability claims data, related to our continuing operations is summarized in the table below.  For comparative purposes and to provide additional information to our investors, data with regards to written premiums, policyholders and claims has been broken out between FPIC pre-acquisition business and Advocate, MD.  FPIC pre-acquisition business represents our insurance operations conducted through insurance subsidiaries domiciled in Florida and Missouri.  These operations do not include the operations of Advocate, MD, which was acquired in November 2009.

Net income decreased 14 percent to $7.2 million for the three months ended March 31, 2010, or $0.71 per diluted common share, compared to $8.4 million, or $0.71 per diluted common share, for the three months ended March 31, 2009.  The decrease in net income is primarily due to a decline in net investment income, a higher combined ratio in the current year and higher other expenses as a result of amortization recorded on intangible assets acquired in connection with the acquisition of Advocate, MD.

Information concerning written premiums and policyholders is summarized in the following tables:

(in thousands)	March 31, 2010

	FPIC pre-acquisition business	Advocate, MD	Consolidated	March 31, 2009	Percentage Change 2010 vs 2009
Direct premiums written (1)	$44,299	4,818	49,117	45,604	8%
Assumed premiums written	—	—	—	—	0%
Ceded premiums written	(6,178)	(692)	(6,870)	(6,345)	-8%
Net premiums written	$38,121	4,126	42,247	39,259	8%

	March 31, 2010

	FPIC pre-acquisition business	Advocate, MD	Consolidated	March 31, 2009	Percentage Change 2010 vs 2009
Professional liability policyholders	14,275	3,851	18,126	13,829	31%
Professional liability policyholders under alternative risk arrangements	216	—	216	211	2%
Total professional liability policyholders	14,491	3,851	18,342	14,040	31%

(1)
Includes $1.1 million and $1.5 million of premiums associated with alternative risk arrangements for the three months ended March 31, 2010 and 2009, respectively.  Management fees for such arrangements are included in other income.

Form 10-Q: 37

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Direct premiums written increased 8 percent for the three months ended March 31, 2010, compared to the same period in 2009, primarily as a result of the acquisition of Advocate, MD.  Excluding the acquisition of Advocate, MD, direct premiums written declined 3 percent for the three months ended March 31, 2010, compared to the same period in 2009, primarily as the result of lower premium rates in our Florida market, offset to some extent by an increase in professional liability policyholders.  Our national policyholder retention was 95 percent as of March 31, 2010 compared to 97 percent for the comparable period in 2009.  Excluding the acquisition of Advocate, MD, national policyholder retention was 96 percent as of March 31, 2010.  Our Florida policyholder retention was 97 percent as of March 31, 2010 and 2009.

Net premiums written increased 8 percent for the three months ended March 31, 2010, compared to the same period in 2009, primarily as a result of the acquisition of Advocate, MD.  Excluding the acquisition of Advocate, MD, net premiums written declined 3 percent for the three months ended March 31, 2010 compared to the same period in 2009, primarily as the result of lower premium rates in our Florida market, offset to some extent by an increase in professional liability policyholders.

Net premiums earned increased 9 percent for the three months ended March 31, 2010, compared to the same period in 2009, primarily as a result of the acquisition of Advocate, MD.  Excluding the acquisition of Advocate, MD, net premiums earned decreased 6 percent primarily due to lower rates in our Florida market and a prior shift in business mix that is now being reflected in net premiums earned.

Net investment income declined 9 percent for the three months ended March 31, 2010, compared to the same period in 2009 primarily as a result of lower yields on fixed income securities and cash and cash equivalents.

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the following table.

For the Quarter Ended March 31,
		2010	2009
Loss ratio
Current accident year		70.1%	70.9%
Prior accident years		-9.5%	-10.4%
Calendar year loss ratio	A	60.6%	60.5%

Underwriting expense ratio	B	28.0%	23.7%
Insurance guaranty fund recoveries		-0.2%	-1.0%
Underwriting expense ratio excluding insurance guaranty fund assessments (recoveries)	C	28.2%	24.7%

Combined ratio (Sum of A+B)		88.6%	84.2%

Combined ratio excluding insurance guaranty fund assessments (recoveries) (Sum of A+C)		88.8%	85.2%

Form 10-Q: 38

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Net losses and LAE increased 9 percent for the three months ended March 31, 2010, compared to the same period in 2009, primarily as a result of the acquisition of Advocate, MD.  As a result of the continuation of favorable overall claim results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $4.0 million for each of the three months ended March 31, 2010 and 2009.  The favorable development recognized in 2010 reflects lower than expected ultimate losses primarily for the 2005 through 2007 accident years as a result of reductions in our estimates of incident to claim development, payment frequency and payment severity for those accident years as compared to previous estimates.

Other underwriting expenses increased 29 percent for the three months ended March 31, 2010, compared to the same period in 2009, primarily as a result of the acquisition of Advocate, MD.  Excluding the acquisition of Advocate, MD, other underwriting expenses increased 8 percent primarily as a result of lower recoveries on insurance guaranty fund assessments and lower than normal employee benefit costs during the first quarter of 2009.

Form 10-Q: 39

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Selected information concerning our direct professional liability insurance claim data is summarized in the following tables.

	March 31, 2010

	FPIC pre-acquisition business	Advocate, MD	Consolidated	March 31, 2009	Percentage Change 2010 vs 2009
Net paid losses	$34,835	868	35,703	18,535	93%
Less: net paid losses on assumed business in run-off and commuted reinsurance agreements	—	—	—	481	-100%
Net paid losses excluding assumed business in run-off and commuted reinsurance agreements	34,835	868	35,703	18,054	98%

Net paid LAE	9,762	1,448	11,210	10,462	7%
Less: net paid LAE on assumed business in run-off and commuted reinsurance agreements	—	—	—	—	—
Net paid LAE excluding assumed business in run-off and commuted reinsurance agreements	9,762	1,448	11,210	10,462	7%

Net paid losses and LAE excluding assumed business in run-off and commuted reinsurance agreements	$44,597	2,316	46,913	28,516	65%

Form 10-Q: 40

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

	March 31, 2010

	FPIC pre-acquisition business	Advocate, MD	Consolidated	March 31, 2009	Percentage Change 2010 vs 2009
Total professional liability claims closed without indemnity payment	148	40	188	149	26%
Total professional liability incidents closed without indemnity payment	164	15	179	147	22%
Total professional liability claims and incidents closed without indemnity payment	312	55	367	296	24%

Total Professional Liability Claims with Indemnity Payment	82	10	92	92	0%

CWIP Ratio on a rolling four quarter basis(1)	37%	24%	36%	37%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	19%	18%	19%	19%

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Form 10-Q: 41

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

	March 31, 2010

	FPIC pre-acquisition business	Advocate, MD	Consolidated	March 31, 2009	Percentage Change 2010 vs 2009
Total professional liability claims reported during the period	223	55	278	172	62%
Total professional liability incidents reported during the period	222	31	253	263	-4%
Total professional liability claims and incidents reported during the period	445	86	531	435	22%

Total professional liability claims and incidents that remained open	3,339	380	3,719	3,411	9%

Form 10-Q: 42

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Selected professional liability insurance claims data.  Net paid losses and LAE, excluding assumed business in run-off and commuted reinsurance agreements, increased for the three months ended March 31, 2010 compared with the same period in 2009 as a result of the acquisition of Advocate, MD and the resolution of two related claims from accident year 2002 against an insured.  The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each claim.  Such amounts had been fully contemplated in previously established loss and LAE reserves.  Excluding these payments, net paid losses and LAE for FPIC pre-acquisition business declined 14 percent.  On a rolling four quarter basis ended March 31, 2010, the CWIP ratio was 36 percent and the CWIP ratio, including incidents, was 19 percent, compared to 37 percent and 19 percent, respectively, for the same period ended in 2009.  The CWIP ratios remain within our expectations.  Excluding claims and incidents reported at Advocate, MD, total professional liability claims and incidents reported during the period increased 2 percent.  When adjusted to reflect the composition of our book of business, frequency was essentially level with 2009.  Our inventory of open claims and incidents increased due to the acquisition of Advocate MD and inclusion of its open claims and incidents during the three months ended March 31, 2010.  Excluding open claims and incidents of Advocate, MD, professional liability claims and incidents that remained open declined 2 percent.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Other expenses increased for the three months ended March 31, 2010, compared to the same period in 2009, primarily as a result of severance costs and amortization expense related to our intangible asset for customer relationships recorded as a result of the Advocate, MD acquisition.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals and Anesthesiologists Professional Assurance Company, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $27.3 million during 2010 without prior regulatory approval.  We have received dividends of $10.0 million from our insurance subsidiaries during the three months ended March 31, 2010 in furtherance of our capital management initiatives.  As of March 31, 2010, the holding company held cash and liquid investments of $12.3 million.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash used in operating activities was $15.1 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $2.8 million for the three months ended March 31, 2009.  The decline in net cash provided by operating activities is primarily due to the higher loss and LAE payments described above.  Net cash used in operating activities was also impacted by lower premium receipts during the three months ended March 31, 2010.

Form 10-Q: 43

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Net cash provided by investing activities was $23.0 million for the three months ended March 31, 2010 compared to $3.1 million for the three months ended March 31, 2009.  Net cash provided by investing activities increased during 2010 primarily as a result of transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.  We had higher proceeds from sales and maturities of investments for first quarter 2010 compared to first quarter 2009.

Net cash used in financing activities was $8.5 million for the three months ended March 31, 2010 compared to $12.4 million for the three months ended March 31, 2009.  The decrease in net cash used in financing activities for 2010 is primarily due to lower share repurchases under our stock repurchase program.

As of March 31, 2010, we had cash and investments of $720.9 million.  Included within cash and investments were cash and cash equivalents of $58.0 million and fixed income securities, available-for-sale, with a fair value of approximately $75.0 million with scheduled maturities during the next 12 months.

We believe that our cash and investments as of March 31 2010, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is dependent on, among other things, market conditions.  The following table summarizes the components of our capital structure as of March 31, 2010 and December 31, 2009.

(in thousands)	As of	As of
	March 31, 2010	December 31, 2009
Long-term debt	$46,083	46,083
Shareholders' equity	$281,574	279,787
Ratio of debt to total capitalization	14.1%	14.1%

Long-Term Debt

During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million.  The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another.  We have not consolidated these subsidiary trusts in accordance with the guidance on the Consolidation of Variable Interest Entities.

Form 10-Q: 44

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.10 percent to 4.45 percent as of March 31, 2010).  We have the option to redeem the senior notes and trust-preferred securities on any quarterly interest payment date, in whole or in part, without premium or penalty.  However, if we elected to redeem our long-term indebtedness, we would be required to unwind our interest rate swaps and any related gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The senior notes and trust preferred securities have stated maturities of 30 years and are due in May and October 2033.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; and (3) employee benefit plans.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of March 31, 2010 that would give rise to previously undisclosed market, credit or financing risk.  No significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk.  Our market risk sensitive instruments are acquired for purposes other than trading.  There have been no material changes in the reported market risks, as described in our Annual Report on Form 10-K for the year ended December 31, 2009, except as noted below:

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

Form 10-Q: 45

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

As of March 31, 2010, our fixed income portfolio had an overall average credit quality of AA-, based on the lower of the available credit ratings from S&P and Moody’s for each investment security in our portfolio.  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  As of March 31, 2010, approximately 37 percent of our fixed income securities consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

As of March 31, 2010 over 98 percent of our fixed income securities were rated by at least one of the following credit rating agencies: Moody’s Investment Services (“Moody’s”) or Standard & Poor’s (“S&P”).  Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor.   In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.  The following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating.

(in thousands)	Underlying Credit Rating
	AAA - A	BBB	Below BBB	Not Rated	Total
Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$88,005	6,749	119	1,562	$96,435
Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$82,214	3,446	5,575	5,200	$96,435

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

Form 10-Q: 46

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

As of March 31, 2010, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee.

(in thousands)	Value of Fixed-Income Securities Containing a Third-Party Guarantee

Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand-Alone Credit Rating	Total Securities Containing a Third-Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$44,473	3,651	48,124
Assured Guaranty	24,011	161	24,172
Permanent School Fund	10,961	—	10,961
American Municipal Bond Assurance Corporation	5,697	1,015	6,712
Financial Guaranty Insurance Company	4,780	225	5,005
Municipal Bond Insurance Association	811	—	811
Other guarantors	502	148	650
Total	$91,235	5,200	96,435

We do not hold any direct exposures to a financial guarantor in our investment portfolio.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of March 31, 2010 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective at a reasonable assurance level.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of March 31, 2010, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and / or remediation can be reasonably estimated.

Form 10-Q: 47

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions are infrequent and generally occur in instances where a jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of jury awards in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards could ultimately result in increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers.  We have evaluated such exposures as of March 31, 2010, and believe that our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

For additional information concerning our commitments and contingencies, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 13, Commitments and Contingencies to this Form 10-Q.

Item 1A.	Risk Factors

There have been no changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2010.

Stock Repurchase Plan − Under our stock repurchase program, we may repurchase shares  up to the amounts available for repurchase at such times, and in such amounts, as management deems appropriate.  Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures.  For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2009, Item 8.  Financial Statements and Supplementary Data, Note 10 Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Form 10-Q: 48

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

The following table summarizes our common stock repurchases on a trade date basis for the three months ended March 31, 2010, adjusted to reflect the three-for-two stock split in March 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month *
January 1 - 31, 2010
Repurchase programs (1)	90,000	$25.64	90,000	1,064,811
Employee transactions (2)	14,460	$25.70	n/a	n/a

February 1 - 28, 2010
Repurchase programs (1)	97,320	$24.78	97,320	967,491
Employee transactions (2)	—	$—	n/a	n/a

March 1 - 31, 2010
Repurchase programs (1)	116,150	$26.31	116,150	851,341
Employee transactions (2)	17,178	$26.05	n/a	n/a

Total	335,108	$25.65	303,470	851,341

(1)
Our Board of Directors approved our share repurchase program in July 2006.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2010.

(2)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

All matters requiring a Form 8-K filing have been so filed as of the date of this filing.  There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Form 10-Q: 49

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 6.	Exhibits

Exhibit	Description
10.1
Performance Measures Amendment to the FPIC Insurance Group, Inc. Amended and Restated Omnibus Incentive Plan, adopted March 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission file number 1-11983) filed on March 30, 2010).

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

FPIC Insurance Group, Inc.

May 5, 2010	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 50

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Exhibit Index to Form 10-Q
For the Quarter Ended March 31, 2010

Exhibit	Description
10.1
Performance Measures Amendment to the FPIC Insurance Group, Inc. Amended and Restated Omnibus Incentive Plan, adopted March 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission file number 1-11983) filed on March 30, 2010).

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

Form 10-Q: 51