Form 10-Q
period 2010-06-30
FPIC INSURANCE GROUP INC
filed 2010-08-04
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________

Commission file number: 1-11983

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
Large Accelerated Filer ☐                       Accelerated Filer ☑                            Non-accelerated Filer ☐

●	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

●	As of July 30, 2010, there were 9,478,541 shares of the Registrant’s common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2010

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position (unaudited)

(in thousands, except shares authorized, issued and outstanding)	June 30, 2010	December 31, 2009
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$646,998	662,688
Equity securities, available-for-sale, at fair value	10,105	11,212
Short-term investments	654	2,955
Real estate investments	4,895	4,889
Other invested assets	4,233	4,443
Total investments (Note 4)	666,885	686,187

Cash and cash equivalents	68,628	58,626
Premiums receivable (net of an allowance of $300 as of June 30, 2010 and December 31, 2009)	53,944	56,504
Accrued investment income	7,248	7,948
Reinsurance recoverable on paid losses	4,193	4,494
Due from reinsurers on unpaid losses and advance premiums	129,573	133,445
Ceded unearned premiums	10,612	11,245
Deferred policy acquisition costs	9,576	9,918
Deferred income taxes	21,959	26,321
Goodwill and intangible assets	27,741	28,200
Other assets	5,724	8,595
Total assets	$1,006,083	1,031,483

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$532,092	559,257
Unearned premiums	99,279	103,831
Reinsurance payable	977	2,985
Paid in advance and unprocessed premiums	6,777	10,222
Total policy liabilities and accruals	639,125	676,295

Long-term debt	46,083	46,083
Other liabilities	37,208	29,318
Total liabilities	722,416	751,696

Commitments and contingencies (Note 12)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 9,598,921 and 10,142,613 shares issued and outstanding at June 30, 2010 and December 31, 2009 (1), respectively	960	1,014
Additional paid-in capital	—	—
Retained earnings	268,668	270,118
Accumulated other comprehensive income, net	14,039	8,655
Total shareholders' equity	283,667	279,787
Total liabilities and shareholders' equity	$1,006,083	1,031,483

(1)
The number of common shares outstanding as of December 31, 2009 has been restated to reflect a three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 3

FPIC Insurance Group, Inc.
Consolidated Statements of Income (unaudited)

(in thousands, except basic and diluted earnings per common share)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues
Net premiums earned	$41,843	37,668	$83,779	76,080
Net investment income	6,253	7,122	12,840	14,341
Net realized investment gains	830	1,025	1,180	967
Other income	409	84	530	180
Total revenues	49,335	45,899	98,329	91,568

Expenses
Net losses and loss adjustment expenses	25,092	21,740	50,519	44,980
Other underwriting expenses	12,218	9,865	23,942	18,929
Interest expense on debt	901	903	1,792	1,798
Other expenses	103	130	306	172
Total expenses	38,314	32,638	76,559	65,879

Income before taxes	11,021	13,261	21,770	25,689
Less: Income tax expense	3,530	4,070	7,064	8,110
Net income	$7,491	9,191	$14,706	17,579

Basic earnings per common share (1)	$0.77	0.83	$1.49	1.56
Basic weighted-average common shares outstanding (1)	9,710	11,100	9,842	11,291

Diluted earnings per common share (1)	$0.76	0.81	$1.46	1.53
Diluted weighted-average common shares outstanding (1)	9,902	11,300	10,041	11,520

Net realized investment gains:
Net realized investment gains before credit related impairments	$830	1,025	$1,443	2,322
Total other-than-temporary impairments on investments	—	—	(766)	(1,355)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	503	—
Credit related impairments included in net realized investment gains	—	—	(263)	(1,355)
Net realized investment gains	$830	1,025	$1,180	967

(1)
Earnings per common share and weighted-average common shares outstanding for the three months and six months ending June 30, 2009 have been restated to reflect the three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)

		(in thousands)
	Shares of Common Stock (1)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2009	10,142,613	$1,014	—	270,118	8,655		$279,787

Net income	—	—	—	14,706	—	$14,706	14,706
Other comprehensive income, net of tax:
Net unrealized gain on invested assets, net of tax	—	—	—	—	6,148	6,148	6,148
Net unrealized loss on investments with other-than-temporary impairments, net of tax	—	—	—	—	(309)	(309)	(309)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(518)	(518)	(518)
Net gain on pension plan, net of tax	—	—	—	—	63	63	63
Other comprehensive income						5,384
Comprehensive income						$20,090

Issuance of restricted stock	87,781	9	1,243	—	—		1,252
Issuance of common shares	77,250	8	869	—	—		877
Repurchase of common shares	(708,723)	(71)	(2,536)	(16,156)	—		(18,763)
Share-based compensation	—	—	17	—	—		17
Income tax reductions relating to exercise of stock options	—	—	407	—	—		407
Balances at June 30, 2010	9,598,921	$960	—	268,668	14,039		$283,667

(1)	Shares of common stock have been restated to reflect the three-for-two stock split in March 2010. For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 5

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited), continued

		(in thousands)
	Shares of Common Stock (1)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2008	11,704,947	$1,170	—	271,113	(12,389)		$259,894

Net income	—	—	—	17,579	—	$17,579	17,579
Other comprehensive income, net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	9,575	9,575	9,575
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	697	697	697
Prior service cost	—	—	—	—	1	1	1
Net gain on pension plan, net of tax	—	—	—	—	147	147	147
Other comprehensive income						10,420
Comprehensive income						$27,999

Issuance of restricted stock	40,568	4	1,277	—	—		1,281
Issuance of common shares	117,758	12	858	—	—		870
Repurchase of common shares	(1,033,634)	(103)	(3,210)	(20,368)	—		(23,681)
Share-based compensation	—	—	331	—	—		331
Income tax reductions relating to exercise of stock options	—	—	744	—	—		744
Balances at June 30, 2009	10,829,639	$1,083	—	268,324	(1,969)		$267,438

(1)	Shares of common stock have been restated to reflect the three-for-two stock split in March 2010. For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 6

FPIC Insurance Group, Inc.

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)	For the six months ended June 30,
	2010	2009
Operating Activities
Net cash (used in) provided by operating activities	$(7,950)	6,055

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	78,529	73,782
Sales of equity securities, available-for-sale	499	393
Sales of other invested assets	393	178
Maturities of fixed income securities, available-for-sale	34,353	26,505
Maturities of short-term investments	2,275	—
Purchases of
Fixed income securities, available-for-sale	(80,204)	(75,215)
Equity securities, available-for-sale	—	(223)
Other invested assets	(380)	(2,266)
Property and equipment	(100)	(39)
Net cash provided by investing activities	35,365	23,115

Financing Activities
Issuance of common stock	877	870
Repurchase of common stock	(18,763)	(23,681)
Excess tax benefits from share-based compensation	473	744
Net cash used in financing activities	(17,413)	(22,067)

Net increase in cash and cash equivalents	10,002	7,103
Cash and cash equivalents at beginning of year	58,626	58,480
Cash and cash equivalents at end of period	$68,628	65,583

Supplemental disclosure of cash flow information:
Interest paid on debt	$1,798	1,810
Federal income taxes paid	$2,100	8,800

Supplemental disclosure of non cash investing and financing activities:
Issuance of restricted stock	$2,954	1,331
Share-based compensation	$1,268	1,612

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The statement of financial position as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP.  All significant intercompany transactions have been eliminated.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2009, which includes information necessary for understanding our business and financial statement presentations.  In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

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

Stock Split

On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the Nasdaq Stock Market on the record date.  The common stock issued and outstanding as of December 31, 2009 and 2008 and the basic and diluted earnings per common share for the three months and six months ended June 30, 2009 have been retroactively restated.  The table below shows our historical earnings per common share and the effect of the stock split.

Form 10-Q: 8

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands, except earnings per common share)	Basic earnings per common share:	Basic weighted-average common shares outstanding	Diluted earnings per common share:	Diluted weighted-average common shares outstanding
For the three months ended
Revised, June 30, 2009	$0.83	11,100	$0.81	11,300
Historical, June 30, 2009	1.24	7,400	1.22	7,533
Increase (Decrease)	$(0.41)	3,700	$(0.41)	3,767

For the six months ended
Revised, June 30, 2009	$1.56	11,291	$1.53	11,520
Historical, June 30, 2009	2.34	7,527	2.29	7,680
Increase (Decrease)	$(0.78)	3,764	$(0.76)	3,840

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

In June 2009, the FASB issued guidance on the Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  The new guidance addresses (1) the effects on certain provisions of the accounting guidance as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  We adopted the guidance on January 1, 2010.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

●	Quoted Prices in Active Markets for Identical Assets: Level 1 includes unadjusted quoted prices for identical assets or liabilities in active markets.

●
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

●	Significant Unobservable Inputs: Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability.

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

●
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

●
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

●
U.S. Treasuries include those securities issued by the U.S government or a U.S. Agency.  The average credit quality of these securities is AAA and represents approximately 6 percent of our fixed income securities.

●
States, municipalities and political subdivisions include securities issued by state and local governments.  General obligation bonds are backed by the full faith and credit of the issuing entity (e.g., government authority) and revenue bonds are backed by a specific revenue stream.  Lease revenue bonds are backed by specific lease arrangements, where the principal and interest are generally paid from annual appropriations from the government entity that benefits from the facility (e.g., school, prison facility).  Pre-refunded bonds are backed by Treasuries and/or Agencies.  These 'sub'-sectors (e.g., general obligation, revenue, lease, pre-refunded) can be taxable or tax-advantaged.  These securities are diversified throughout the U.S, have an average credit quality of AA and represent approximately 35 percent of our fixed income securities.

●
Corporate securities include securities issued by various corporate entities across different industries.  Both investment grade and non-investment grade securities are included within this category.  The average credit quality of investment grade corporate securities is A and represents approximately 31 percent of our fixed income securities.  The average credit quality of non-investment grade corporate securities is BB- and represents approximately 3 percent of our fixed income securities.

Form 10-Q: 11

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

●
Residential mortgage-backed securities include structured securities that are issued based on underlying residential mortgages.  Within this category are bonds that are agency and non-agency related.  Agency related bonds are from the vintage years 1988 – 2010, have an average credit quality of AAA and represent approximately 12 percent of our fixed income securities.  Non-agency related bonds are from the vintage years 2002 – 2007, have an average credit quality of BBB- and represent approximately 1 percent of our fixed income securities.

●
Commercial mortgage-backed securities include structured securities issued based on underlying commercial mortgages (such as on hotels, malls, or offices) and are from the vintage years 2002 and 2005 through 2008.  The securities have an average credit quality of AA- and represent approximately 5 percent of our fixed income securities.

●
Asset-backed securities include structured securities issued based on underlying assets, primarily automobile loans, credit cards, and home equity lines of credit.  The average credit quality of these securities is AA and represents approximately 5 percent of our fixed income securities.

●
Foreign government securities include securities issued by the Canadian government, a Canadian agency or one of its provinces.  The average credit quality of these securities is AA and represents 1 percent of our fixed income securities.

Equity securities, available for sale

●	Common and preferred equity securities that trade in active markets are classified within Level 1, as fair values are based on quoted market prices for identical assets as of the reporting date.

●
Preferred equity securities that trade in less active markets are classified within Level 2, as fair values are based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, broker / dealer quotes and issuer spreads.

Other invested assets

●	Other invested assets include investments held as part of our deferred compensation plan and an investment in a non-public entity.

●
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, are included in other invested assets and classified within the valuation hierarchy on the same basis as the Company’s actively traded equity securities.

●	For our investment in the non-public entity, fair value is classified as Level 3, as it is based on net asset values and financial statements of the non-public entity.

Form 10-Q: 12

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Contingent consideration

●
The acquisition of Advocate, MD includes a contingent consideration arrangement that provides for additional consideration to be paid by FPIC for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits.  Up to 40 percent of the contingent consideration is payable one year from the acquisition date with the remaining balance due two years from the acquisition date.  The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0.9 million and $12.0 million.  Our measure of the estimated fair value of the contingent consideration is based on significant inputs not observable in the marketplace and is referred to as a Level 3 fair value measurement based on accounting guidance.  We recognized a liability for the estimated fair value of acquisition-related contingent consideration using a cash flow model assuming probability weighted targets to be achieved over the earn-out period.

Derivative financial instruments

●
Our derivative instruments, principally interest rate swaps, are valued using models that primarily use market observable inputs and are classified as Level 2, as their fair value is largely based on observable inputs over the life of the swaps in a liquid market.  The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt.  The floating and fixed rate cash flows are then discounted to the valuation date by using the three-month London Interbank Offered Rate (“LIBOR”) at the date of the valuation.  Pricing inputs include bid-ask spreads and current market prices for an underlying instrument.  For additional information on our derivative instruments, see Note 8 below.

Form 10-Q: 13

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables’ present disclosures about fair value measurements at June 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis.  For additional information regarding our fair value measurements see Note 4, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of June 30, 2010
	Fair Value Measurements Using:			Netting	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	at Fair Value
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	40,444	—	—	40,444
States, municipalities and political subdivisions	—	229,169	—	—	229,169
Corporate debt securities	—	217,394	—	—	217,394
Residential mortgage-backed securities	—	86,525	—	—	86,525
Commercial mortgage-backed securities	—	35,471	—	—	35,471
Asset-backed securities	—	32,109	—	—	32,109
Foreign government securities	—	6,540	—	—	6,540
Total fixed income securities, available-for-sale, including short-term investments	$—	647,652	—	—	647,652

Equity securities, available-for-sale
Common equity securities	$8,753	—	—	—	8,753
Preferred equity securities	815	537	—	—	1,352
Total equity securities, available-for-sale	$9,568	537	—	—	10,105

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,075	—	—	—	3,075
Limited partnership	—	—	75	—	75
Total other invested assets	$3,075	—	75	—	3,150

Total	$12,643	648,189	75	—	660,907

Liabilities
Derivative financial instruments	$—	3,445	—	(2,670)	775
Contingent consideration	—	—	6,718	—	6,718
Total	$—	3,445	6,718	(2,670)	7,493

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

Form 10-Q: 14

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	As of December 31, 2009
	Fair Value Measurements Using:			Netting	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	at Fair Value
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	41,229	—	—	41,229
States, municipalities and political subdivisions	—	251,849	—	—	251,849
Corporate debt securities	—	202,495	—	—	202,495
Residential mortgage-backed securities	—	102,212	—	—	102,212
Commercial mortgage-backed securities	—	34,774	—	—	34,774
Asset-backed securities	—	33,084	—	—	33,084
Total fixed income securities, available-for-sale, including short-term investments	$—	665,643	—	—	665,643

Equity securities, available-for-sale
Common equity securities	$9,859				9,859
Preferred equity securities	825	528	—	—	1,353
Total equity securities, available-for-sale	$10,684	528	—	—	11,212

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,283	—	—	—	3,283
Limited partnership	—	—	77	—	77
Total other invested assets	$3,283	—	77	—	3,360

Total	$13,967	666,171	77	—	680,215

Liabilities
Derivative financial instruments	$—	2,601	—	(2,260)	341
Contingent consideration	—	—	7,008	—	7,008
Total	$—	2,601	7,008	(2,260)	7,349

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

Form 10-Q: 15

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

We had no transfers in and out of Level 1 and Level 2 fair value measurements during the three months and six months ended June 30, 2010.  The following table presents disclosures about fair value measurements at June 30, 2010 and 2009 using significant unobservable inputs (Level 3).  There were no changes in unrealized gains or losses recorded in net income during the six months ended June 30, 2010 or 2009 for Level 3 assets or liabilities still held at June 30, 2010 and December 31, 2009, respectively.

(in thousands)	For the three months ended		For the three months ended
	June 30, 2010		June 30, 2009
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Beginning balance	$75	(7,008)	$87	—
Total gains (losses) (realized and unrealized)
Included in net income	(3)	290	1	—
Included in other comprehensive income	3	—	—	—
Purchases, issuances and settlements	—	—	—	—
Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$75	(6,718)	$88	—

(in thousands)	For the six months ended		For the six months ended
	June 30, 2010		June 30, 2009
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Beginning balance	$77	(7,008)	$84	—
Total gains (losses) (realized and unrealized)
Included in net income	(10)	290	25	—
Included in other comprehensive income	8	—	(21)	—
Purchases, issuances and settlements	—	—	—	—
Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$75	(6,718)	$88	—

The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings and other comprehensive income for Level 3 assets or liabilities during the three months and six months ending June 30, 2010 and 2009.

(in thousands)	For the three months ended		For the three months ended
	June 30, 2010		June 30, 2009
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Total gains (losses) - (realized & unrealized)
Included in net income	$(3)	290	$1	—
Included in other comprehensive income	$3	—	$—	—

(in thousands)	For the six months ended		For the six months ended
	June 30, 2010		June 30, 2009
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Total gains (losses) - (realized & unrealized)
Included in net income	$(10)	290	$25	—
Included in other comprehensive income	$8	—	$(21)	—

Form 10-Q: 16

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

3.	Fair Value of Financial Instruments

The carrying value and fair value of financial instruments as of June 30, 2010 and December 31, 2009 are presented in the following table.  For additional information regarding the fair value of financial instruments see Note 5, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$68,628	68,628	58,626	58,626
Other invested assets
Deferred compensation plan assets held in rabbi trust	3,075	3,075	3,283	3,283
Limited partnership	75	75	77	77
Other assets	1,083	1,083	1,083	1,083
Total other invested assets	4,233	4,233	4,443	4,443

Total financial assets	$72,861	72,861	63,069	63,069

Financial liabilities:
Long-term debt	$46,083	50,834	46,083	48,925
Derivative financial instruments	3,445	3,445	2,601	2,601
Total financial liabilities	$49,528	54,279	48,684	51,526

Form 10-Q: 17

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

4.	Investments

The amortized cost and estimated fair value of our investments are presented in the following tables.  For additional information regarding our investments see Note 6, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of June 30, 2010
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$38,828	1,616	—	40,444
States, municipalities and political subdivisions	220,782	8,400	13	229,169
Corporate debt securities	204,842	12,883	331	217,394
Residential mortgage-backed securities	84,617	2,821	913	86,525
Commercial mortgage-backed securities	34,162	2,071	762	35,471
Asset-backed securities	31,120	1,010	21	32,109
Foreign government securities	6,419	121	—	6,540
Equity securities, available-for-sale	9,605	577	77	10,105
Other invested assets	4,261	—	28	4,233
Total fixed income and equity securities, available-for-sale and other invested assets	$634,636	29,499	2,145	661,990

(in thousands)	As of December 31, 2009
	Amortized cost of investments	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$41,330	872	973	41,229
States, municipalities and political subdivisions	244,203	7,868	222	251,849
Corporate debt securities	192,934	10,035	474	202,495
Residential mortgage-backed securities	102,028	2,104	1,920	102,212
Commercial mortgage-backed securities	36,272	1,094	2,592	34,774
Asset-backed securities	32,047	1,083	46	33,084
Equity securities, available-for-sale	10,017	1,195	—	11,212
Other invested assets	4,473	—	30	4,443
Total fixed income and equity securities, available-for-sale and other invested assets	$663,304	24,251	6,257	681,298

Form 10-Q: 18

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables summarize, for all investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of June 30, 2010
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$—	—	—	—	—	—
States, municipalities and political subdivisions	2,066	13	2,066	13	—	—
Corporate debt securities	8,880	331	5,573	82	3,307	249
Residential mortgage-backed securities	23,017	913	13,818	133	9,199	780
Commercial mortgage-backed securities	4,782	762	509	1	4,273	761
Asset-backed securities	2,268	21	2,138	5	130	16
Equity securities, available-for-sale	1,471	77	1,471	77	—	—
Other invested assets	75	28	—	—	75	28
Total fixed income and equity securities, available-for-sale and other invested assets	$42,559	2,145	25,575	311	16,984	1,834

(in thousands)	As of December 31, 2009
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$22,428	973	22,428	973	—	—
States, municipalities and political subdivisions	21,074	222	20,588	189	486	33
Corporate debt securities	31,176	474	23,428	116	7,748	358
Residential mortgage-backed securities	39,056	1,920	30,784	459	8,272	1,461
Commercial mortgage-backed securities	19,594	2,592	1,881	20	17,713	2,572
Asset-backed securities	663	46	564	25	99	21
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	77	30	—	—	77	30
Total fixed income and equity securities, available-for-sale and other invested assets	$134,068	6,257	99,673	1,782	34,395	4,475

Form 10-Q: 19

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The number of securities with gross unrealized gains and losses is presented in the table below.  Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than twelve months	Twelve months or more	Gross Unrealized Gains
As of June 30, 2010	75	40	651
As of December 31, 2009	179	59	537

The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months is presented in the table below.  Gross unrealized losses are further segregated by the percentage of amortized cost.

(in thousands)	As of June 30, 2010
Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Less than 15%	34	$15,009	(1,076)
Greater than 15%	6	1,975	(758)
	40	$16,984	(1,834)

The following table sets forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2010.

(in thousands)			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5 percent	5 percent to 15 percent	Greater than 15 percent
Less than twelve months	$25,575	(311)	(306)	—	(5)
Twelve months or more	16,984	(1,834)	(96)	(980)	(758)
Total	$42,559	(2,145)	(402)	(980)	(763)

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

We did not recognize any other-than-temporary impairments of securities during the three months ended June 30, 2010 and 2009.  The number and amount of securities for which we have recorded OTTI charges for the six months ended June 30, 2010 and 2009 are presented in the following table.

(in thousands)	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Portion of OTTI recognized in accumulated other comprehensive income	Net OTTI recognized in net income
For the six months ended June 30, 2010
OTTI	$(766)	—	—	503	$(263)
Number of securities	5	—	—	—	5

For the six months ended June 30, 2009
OTTI	$(1,355)	—	—	—	$(1,355)
Number of securities	4	—	—	—	4

We believe the remaining securities having unrealized losses as of June 30, 2010 are not other-than-temporarily impaired.  We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.

Realized investment gains (losses)

Realized investment gains and losses are determined on the basis of specific identification.  The components of net realized gains (losses) on investments are as follows:

(in thousands)	For the three months ended June 30, 2010
	Fixed income securities, available-for-sale and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$839	—	—	$839
Gross realized losses	(3)	—	(6)	(9)
Credit related impairment losses	—	—	—	—
Net realized investment gains (losses)	$836	—	(6)	$830

Proceeds from sales or maturities	$47,987	—	—	$47,987

Form 10-Q: 21

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the three months ended June 30, 2009
	Fixed income securities, available-for-sale and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$934	—	95	$1,029
Gross realized losses	(2)	—	(2)	(4)
Credit related impairment losses	—	—	—	—
Net realized investment gains (losses)	$932	—	93	$1,025

Proceeds from sales or maturities	$44,988	—	—	$44,988

(in thousands)	For the six months ended June 30, 2010
	Fixed income securities, available-for-sale and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$1,379	87	41	$1,507
Gross realized losses	(58)	—	(6)	(64)
Credit related impairment losses	(263)	—	—	(263)
Net realized investment gains (losses)	$1,058	87	35	$1,180

Proceeds from sales or maturities	$115,157	499	393	$116,049

(in thousands)	For the six months ended June 30, 2009
	Fixed income securities, available-for-sale and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$2,370	140	136	$2,646
Gross realized losses	(108)	(149)	(67)	(324)
Credit related impairment losses	(1,355)	—	—	(1,355)
Net realized investment gains (losses)	$907	(9)	69	$967

Proceeds from sales or maturities	$100,287	393	178	$100,858

Form 10-Q: 22

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Net investment income

The major categories of investment income follow:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Fixed income securities, available-for-sale and short-term investments	$6,680	7,288	$13,727	14,863
Equity securities, available-for-sale	90	115	160	228
Other invested assets	183	179	281	359
Cash and cash equivalents	10	20	18	95
Total investment income	6,963	7,602	14,186	15,545
Less: Investment expense	(710)	(480)	(1,346)	(1,204)
Net investment income	$6,253	7,122	$12,840	14,341

Contractual maturities

The amortized cost and estimated fair value of fixed income securities, available-for-sale, and short-term investments by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of June 30, 2010		As of December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$75,556	76,643	74,101	75,111
Due after one year through five years	190,859	200,052	222,513	231,797
Due after five years through ten years	153,738	163,407	144,229	149,612
Due after ten years	50,718	53,445	37,624	39,053
	470,871	493,547	478,467	495,573
Mortgage-backed and asset-backed securities	149,899	154,105	170,347	170,070
Total fixed income securities, available-for-sale and short-term investments	$620,770	647,652	648,814	665,643

5.	Goodwill and Intangible Assets

As of June 30, 2010 and December 31, 2009, identifiable intangibles consisted of the following:

(in thousands)		As of June 30, 2010
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	314	254	2,057
Customer relationships	10	4,128	263	205	3,865
		$7,279	577	459	6,702

Form 10-Q: 23

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)		As of December 31, 2009
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	60	60	2,311
Customer relationships	10	4,128	58	58	4,070
		$7,279	118	118	7,161

Estimated aggregate amortization expense for the remainder of 2010 and each of the next four years is presented in the following table:

(in thousands)	Other underwriting expenses	Other expenses	Total
Remaining 2010	$252	207	459
2011	413	504	917
2012	413	504	917
2013	413	504	917
2014	413	290	703
Total	$1,904	2,009	3,913

Other income for the three months and six months ended June 30, 2010 includes an adjustment to the fair value of contingent consideration under the earnout agreement associated with the acquisition of Advocate, MD.  The fair value of the contingent consideration is currently estimated to be $6.7 million, reflecting an adjustment to decrease the estimated contingent consideration by approximately $0.3 million for slight changes in projected performance under the agreement.  For additional information, see Note 2, Fair Value Measurements.

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

Form 10-Q: 24

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

As a result of the continuation of favorable overall claim results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $5.0 million for the three months ended June 30, 2010 and 2009 and $9.0 million for the six months ended June 30, 2010 and 2009.  The favorable development recognized in 2010 reflects lower than expected ultimate losses primarily for the 2005 through 2007 accident years as a result of reductions in our estimates of incident to claim development, payment frequency and payment severity for those accident years as compared to previous estimates.

7.	Reinsurance

The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are presented in the following table.  For additional information regarding our reinsurance program see Note 9, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	For the three months ended June 30,
	2010		2009
	Written	Earned	Written	Earned
Direct and assumed
FPIC pre-acquisition business	$37,473	41,123	36,506	43,571
Advocate, MD	5,773	7,419	—	—
Consolidated	43,246	48,542	36,506	43,571

Ceded
FPIC pre-acquisition business	(4,931)	(5,653)	(5,131)	(5,903)
Advocate, MD	(702)	(1,046)	—	—
Consolidated	(5,633)	(6,699)	(5,131)	(5,903)

Net	$37,613	41,843	31,375	37,668

(in thousands)	For the six months ended June 30,
	2010		2009
	Written	Earned	Written	Earned
Direct and assumed
FPIC pre-acquisition business	$81,772	82,734	82,110	87,808
Advocate, MD	10,591	14,181	—	—
Consolidated	92,363	96,915	82,110	87,808

Ceded
FPIC pre-acquisition business	(11,109)	(11,252)	(11,476)	(11,728)
Advocate, MD	(1,394)	(1,884)	—	—
Consolidated	(12,503)	(13,136)	(11,476)	(11,728)

Net	$79,860	83,779	70,634	76,080

Form 10-Q: 25

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Losses and LAE
FPIC pre-acquisition business	$24,989	25,670	$50,233	52,785
Advocate, MD	3,857	—	7,468	—
Consolidated	28,846	25,670	57,701	52,785

Reinsurance recoveries
FPIC pre-acquisition business	(3,911)	(3,930)	(7,461)	(7,805)
Advocate, MD	157	—	279	—
Consolidated	(3,754)	(3,930)	(7,182)	(7,805)

Net losses and LAE	$25,092	21,740	$50,519	44,980

Beginning January 1, 2010, our subsidiaries, First Professionals Insurance Company, Inc. (“First Professionals”) and Advocate, MD Insurance of the Southwest Inc. (“Advocate, MD Insurance”), entered into a 50 percent quota share reinsurance agreement for all policies effective January 1, 2010 and later.  Under the terms of the agreement, Advocate, MD Insurance cedes and First Professionals assumes 50 percent of the net premiums and losses of Advocate, MD Insurance. Advocate, MD Insurance receives a 25 percent ceding commission.  The quota share reinsurance is considered “a funds withheld agreement” whereby no amounts are paid unless the funds withheld account goes below $0, which would only occur when payments ceded under the agreement exceed premiums ceded net of the ceding commission.  The impact of this agreement between First Professionals and Advocate, MD Insurance has been eliminated in consolidation.

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk, and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of June 30, 2010 and December 31, 2009, our receivable from reinsurers, net of amounts due, was $143.4 million and $146.2 million, respectively.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

Form 10-Q: 26

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

8.	Derivative Instruments and Hedging Strategies

We use hedging contracts to manage the risk of our exposure to interest rate changes associated with our variable rate debt.  All of our designated hedging instruments are considered to be cash flow hedges.  Our derivative transactions represent a hedge of specified cash flows.  As a result, these interest rate swaps are derivatives and were designated as cash flow hedging instruments at the initiation of the swaps.  We formally document qualifying hedged transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction.  At the end of each period, the interest rate swaps are recorded in the consolidated statement of financial position at fair value, in other assets if the hedge is in an asset position, or in other liabilities if it is in a liability position.  Any related increases or decreases in fair value are recognized in our consolidated statement of financial position in accumulated other comprehensive income.

We consider our interest rate swaps to be a Level 2 measurement under the fair value hierarchy, as their fair value is largely based on observable inputs over the life of the swaps in a liquid market.  The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt.  The floating and fixed rate cash flows are then discounted to the valuation date by using the three month LIBOR at the date of the valuation.  The valuation of the interest rate swap can be sensitive to changes in current and future three month LIBOR rates, which can have a material impact on the fair value of the derivatives.  However, as these swaps are used to manage our cash outflows, these changes will not materially impact our liquidity and capital resources.  Furthermore, since the interest rate swaps are deemed as effective hedging instruments, these changes do not impact income from operations.

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage this risk, we have entered into interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of June 30, 2010, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

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

Form 10-Q: 27

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with the accounting guidance for offsetting of receivables and payables and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of June 30, 2010 and December 31, 2009, the cash collateral paid to our counterparty was $2.7 million and $2.3 million, respectively.

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

The fair value of our derivative instruments has been recorded as follows:

Cash flow hedges designated as effective hedging instruments:

(in thousands)
	Notional	Balance Sheet	June 30, 2010	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(400)	0.54%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,317)	0.44%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,432)	0.33%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(296)	0.54%	2.74%	11/23/2011
			$(3,445)

(in thousands)
	Notional	Balance Sheet	December 31, 2009	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(299)	0.26%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(969)	0.27%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,041)	0.28%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(292)	0.26%	2.74%	11/23/2011
			$(2,601)

(1)	Based on the three month LIBOR.

Form 10-Q: 28

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statement of Income was as follows:

Derivatives in cash flow hedging relationships:

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)

	For the three months ended June 30,			For the three months ended June 30,
	2010	2009		2010	2009
Interest Rate Swap - A	$(56)	$130	Interest expense	$(45)	$(37)
Interest Rate Swap - B	(204)	425	Interest expense	(139)	(113)
Interest Rate Swap - C	(238)	465	Interest expense	(145)	(115)
Interest Rate Swap - D	28	78	Interest expense	(60)	(43)
	$(470)	$1,098		$(389)	$(308)

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)

	For the six months ended June 30,			For the six months ended June 30,
	2010	2009		2010	2009
Interest Rate Swap - A	$(101)	$141	Interest expense	$(91)	$(63)
Interest Rate Swap - B	(348)	474	Interest expense	(281)	(200)
Interest Rate Swap - C	(390)	472	Interest expense	(290)	(197)
Interest Rate Swap - D	(4)	47	Interest expense	(122)	(66)
	$(843)	$1,134		$(784)	$(526)

There was no ineffectiveness recognized in net income for our derivative instruments during the three months and six months ending June 30, 2010 and 2009.

Form 10-Q: 29

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

9.	Earnings per Common Share

Basic and diluted earnings per common share and weighted-average common shares outstanding for the period ending June 30, 2009 have been restated to reflect the three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.  Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except basic and diluted earnings per common share)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income	$7,491	9,191	$14,706	17,579

Basic earnings per common share:	$0.77	0.83	$1.49	1.56

Diluted earnings per common share:	$0.76	0.81	$1.46	1.53

Basic weighted-average shares outstanding	9,710	11,100	9,842	11,291
Common stock equivalents (1)	192	200	199	229
Diluted weighted-average shares outstanding	9,902	11,300	10,041	11,520

(1)
Outstanding stock options totaling 178,151 and 172,228 for the three months and six months ended June 30, 2009, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for such stock options were higher than the average price of the common shares, and therefore were anti-dilutive.  No outstanding stock options for the three months and six months ended June 30, 2010 were excluded from the calculation of diluted earnings per common share.

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

	As of June 30, 2010	As of December 31, 2009 (1)
The Omnibus Plan	774,461	844,208
The Director Plan	376,202	389,702
The ESPP	97,830	104,559
Shares authorized for future awards	1,248,493	1,338,469

(1)	The number of common shares authorized for future awards as of December 31, 2009 has been restated to reflect a three-for-two stock split in March 2010.

Form 10-Q: 30

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table presents the status of, and changes in, stock options.  No stock options have been granted since 2007.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	507,127	$17.21
Granted	—	—
Exercised	(77,250)	11.35
Forfeited	—	—
Outstanding, June 30, 2010	429,877	$18.26	4.3	$3,250

Exercisable at June 30, 2010	429,877	$18.26	4.3	$3,250

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$0.00-10.99	116,625	—	$8.42	2.0	116,625	$8.42
$11.00-23.99	191,200	—	19.16	4.3	191,200	19.16
$24.00-40.99	122,052	—	26.25	6.5	122,052	26.25
	429,877	—	$18.26	4.3	429,877	$18.26

The following table presents the status of, and changes in, restricted stock, including performance awards, as of June 30, 2010.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Non-vested, January 1, 2010	208,404	$27.15
Granted	81,419	26.50
Vested	(113,805)	27.68
Forfeited	—	—
Non-vested, June 30, 2010	176,018	$26.73	1.1	$ 4,515

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

Form 10-Q: 31

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of June 30, 2010, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of approximately 0.8 years.  The compensation cost related to our share-based awards that was charged to other underwriting expense was $0.6 million and $1.3 million for the three months and six months ended June 30, 2010, respectively, compared to $0.8 million and $1.6 million for the three months and six months ended June 30, 2009, respectively.

11.	Employee Benefit Plans

The components of the actuarially computed net periodic pension cost, including the amounts recognized in other comprehensive income, for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 16 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
Net Periodic Benefit Cost:	2010	2009	2010	2009
Service cost	$142	102	$284	278
Interest cost	165	133	330	296
Expected return on plan assets	(108)	(77)	(216)	(153)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	51	99	102	240
Net periodic benefit cost	$251	258	$502	663

(in thousands)

Other changes in plan assets and benefit
obligations recognized in other comprehensive	For the three months ended June 30,		For the six months ended June 30,
income (loss):	2010	2009	2010	2009
Net gain (loss)	$(51)	(99)	$(102)	(240)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Total recognized in other comprehensive income (loss)	(52)	(100)	(104)	(242)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$199	158	$398	421

We contributed $0.1 million and $1.2 million to our employee benefit plans during the three months and six months ended June 30, 2010, respectively, compared to $0.2 million and $1.0 million for the three months and six months ended June 30, 2009, respectively.  We currently anticipate contributing an additional $0.2 million to these plans during the remainder of 2010 for total contributions of $1.4 million.

Form 10-Q: 32

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

12.	Commitments and Contingencies

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of June 30, 2010, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured’s policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims.  We have evaluated such exposures as of June 30, 2010, and believe our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Our primary excess of loss reinsurance program includes a level of coverage for claims in excess of policy limits.  (For additional information regarding our reinsurance coverage see Note 9, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2009.)  When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure.  In March 2010, First Professionals resolved two related claims from the 2002 accident year against an insured with payments in excess of each claim’s $1.0 million policy limit.  The amount paid by First Professionals in excess of the policy limit was $10.0 million for each of the two claims, net of applicable reinsurance of $2.0 million per claim. Such amounts had been fully contemplated in previously established loss and LAE reserves.  An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

Form 10-Q: 33

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  Between 2006 and 2009, we were assessed an aggregate of $14.7 million (including $1.2 million in 2009) by the Florida Office of Insurance Regulation (“Florida OIR”) at the request of the Florida Insurance Guaranty Association (“FIGA”) with respect to the insolvency of property and casualty insurance companies operating in Florida.  Losses in excess of FIGA’s estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and will continue to do so until fully recovered.  Through June 30, 2010, we have recovered $13.7 million of the above mentioned FIGA assessments levied between 2006 and 2009.

In addition to standard guaranty fund assessments, the Florida, Texas and Missouri legislatures could also levy special assessments to settle claims caused by certain catastrophic losses.  No such special assessments for catastrophic losses have been made through the second quarter of 2010 or during 2009, 2008 or 2007.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2013.

Form 10-Q: 34

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and six months ended June 30, 2010, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 3, 2010.

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

v)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;
vi)	Our exposure to claims for extra contractual damages and losses in excess of policy limits and the unpredictability of court decisions;
vii)	Legislative, regulatory, special interest or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;
viii)	The judicial and legislative review of current tort reform measures;

Form 10-Q: 35

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

ix)	Developments in financial and securities markets that could affect our investment portfolio;
x)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;
xi)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;
xii)	The impact of healthcare reform or other significant changes in the healthcare delivery system;
xiii)	Availability of dividends and management fees from our insurance subsidiaries;
xiv)	The results of the acquisition of Advocate, MD Financial Group Inc. (“Advocate, MD”) and other growth initiatives;
xv)	Impairment in the value of our acquisition-related or other goodwill and intangibles;
xvi)	The loss of the services of any key members of senior management;
xvii)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents’ ability to place insurance business on our behalf; and
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

Form 10-Q: 36

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Commitments and Contingencies

For information concerning commitments and contingencies to which we are subject, see Item 1.  Financial Statements, Note 12, Commitments and Contingencies.

Business Overview

We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  We are the largest provider of MPL insurance in Florida, the fourth largest provider in Texas and have top five market positions in Georgia and Arkansas.  In all, we currently write MPL insurance in 13 states and are licensed to write in 32 states.  Based on 2009 premiums reported by SNL Financial LC, Florida and Texas are the fifth and eighth largest markets, respectively, for MPL insurance in the United States in terms of direct premiums written.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

Effective June 30, 2010, we merged Interlex Insurance Company (“Interlex”), a wholly owned subsidiary of Intermed Insurance Company (“Intermed”), into Intermed, a wholly owned subsidiary of First Professionals.  Prior to the merger, Interlex participated in the intercompany pooling arrangement with our other insurance subsidiaries and prior to 2003 provided legal professional liability insurance in Missouri, Kansas and Florida.

On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the Nasdaq Stock Market on the record date.  The common stock issued and outstanding as of December 31, 2009 and the basic and diluted earnings per common share for the three months and six months ended June 30, 2009 have been retroactively restated.

In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.  Advocate, MD is the fourth largest provider of MPL insurance in Texas and also writes MPL insurance in Mississippi.  We operate Advocate, MD through its current management team and facilities in Austin, Texas.

Recent Trends and Other Developments

(Comparisons are made to the comparable period(s) in 2009 unless otherwise indicated)

—
Professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 29 percent to 18,111 policyholders as of June 30, 2010, compared to 13,999 policyholders as of June 30, 2009.  This increase in policyholders primarily resulted from the acquisition of Advocate, MD, which closed in November 2009.  Excluding Advocate, MD, professional liability policyholders increased 2 percent.

Form 10-Q: 37

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

—
Our national policyholder retention was 96 percent for the six months ended June 30, 2010 compared to 95 percent for the comparable period in 2009.  Excluding Advocate, MD, national policyholder retention was 97 percent.  Our Florida policyholder retention was 97 percent and 96 percent for the six months ended June 30, 2010 and 2009, respectively.

—
Net premiums written for the three months and six months ended June 30, 2010 increased 20 percent and 13 percent, respectively, primarily as a result of the acquisition of Advocate, MD.  Excluding Advocate, MD, net premiums written increased 4 percent for the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of an increase in professional liability policyholders.  Net premiums written were level for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to an increase in professional liability policyholders offset to some extent by lower premium rates in our Florida market arising from lower claims frequency and improved overall loss costs.

—
Consolidated revenues were 7 percent higher for both the three months and six months ended June 30, 2010, compared to the same periods in 2009.  Excluding Advocate, MD, consolidated revenues were 8 percent lower for both the three months and six months ended June 30, 2010 primarily as the result of lower net premiums earned, as well as lower net investment income.

—
Net investment income was 12 percent and 10 percent lower for the three months and six months ended June 30, 2010, respectively, primarily as the result of lower yields on fixed income securities and cash and cash equivalents.

—
As a result of the continuation of favorable overall claim results as compared to previous estimates, we recognized favorable net loss development related to previously established reserves of $5.0 million for the three months ended June 30, 2010 and 2009 and $9.0 million for the six months ended June 30, 2010 and 2009.  Our current accident year loss ratio for the three months and six months ended June 30, 2010 was 71.9 percent and 71.0 percent, respectively, compared to 71.0 percent and 70.9 percent for the same periods in 2009.

—
Our expense ratio was 29.2 percent and 28.6 percent for the three months and six months ended June 30, 2010, respectively, compared to 26.2 percent and 24.9 percent for the same periods in 2009.  The higher ratios in 2010 were primarily due to lower recoveries on previous insurance guaranty fund assessments, the amortization of intangibles related to the acquisition of Advocate, MD, and the write down of a receivable deemed uncollectible.  Additionally, there were lower than normal employee benefit costs during the first six months of 2009.

—
Book value per common share grew 7 percent to $29.55 as of June 30, 2010 from $27.58 as of December 31, 2009.  As of June 30, 2010, the statutory surplus of our insurance subsidiaries was $261.1 million and the ratio of net premiums written to surplus was 0.6 to 1.

Form 10-Q: 38

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

—
On a trade date basis, we repurchased 369,579 shares of our common stock during the three months ended June 30, 2010 at an average price of $27.25 per share and as of June 30, 2010, had remaining authority from our Board of Directors to repurchase 481,762 more shares under our stock repurchase program.  Through July 30, 2010, we repurchased an additional 119,265 shares of our common stock, on a trade date basis, at an average price of $28.01 per share, and had remaining authority from our Board of Directors to repurchase an additional 362,497 shares as of that date.

—	On June 1, 2010, Fitch Ratings affirmed the A- (Strong) insurer financial strength rating and stable outlook of our insurance subsidiaries.

Results of Operations:  Three Months and Six Months Ended June 30, 2010 compared to Three Months and Six Months Ended June 30, 2009

Our business is comprised of our insurance operations, which operate through our insurance subsidiaries domiciled in Florida, Missouri and Texas.  Financial and selected other data, including professional liability claims data, related to our operations is summarized in the table below.  For comparative purposes and to provide additional information to our investors, data with regard to written premiums, policyholders and claims has been broken out between FPIC pre-acquisition business and Advocate, MD.  FPIC pre-acquisition business represents our insurance operations conducted through insurance subsidiaries domiciled in Florida and Missouri.  These operations do not include the operations of Advocate, MD, which was acquired in November 2009.

Net income decreased 18 percent to $7.5 million for the three months ended June 30, 2010, or $0.76 per diluted common share, compared to $9.2 million, or $0.81 per diluted common share, for the three months ended June 30, 2009.  Net income decreased 16 percent to $14.7 million for the six months ended June 30, 2010, or $1.46 per diluted common share, compared to $17.6 million, or $1.53 per diluted common share, for the six months ended June 30, 2009.  The decline in net income for the three months and six months ended June 30, 2010 is primarily due to lower net investment income, a higher combined ratio in the current year and the inclusion of amortization recorded on intangible assets acquired in connection with the acquisition of Advocate, MD.

Form 10-Q: 39

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Information concerning written premiums and policyholders is summarized in the following tables:

(in thousands)	For the three months ended June 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the three months ended June 30, 2009	Percentage Change 2010 vs 2009
Direct premiums written (1)	$37,297	5,773	43,070	36,506	18%
Assumed premiums written	176	—	176	—	0%
Ceded premiums written	(4,931)	(702)	(5,633)	(5,131)	-10%
Net premiums written	$32,542	5,071	37,613	31,375	20%

(in thousands)	For the six months ended June 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the six months ended June 30, 2009	Percentage Change 2010 vs 2009
Direct premiums written (1)	$81,596	10,591	92,187	82,110	12%
Assumed premiums written	176	—	176	—	0%
Ceded premiums written	(11,109)	(1,394)	(12,503)	(11,476)	-9%
Net premiums written	$70,663	9,197	79,860	70,634	13%

(1)
Includes $0.6 million and $1.7 million of premiums associated with alternative risk arrangements for the three months and six months ended June 30, 2010, respectively, compared to $0.5 million and $2.0 million of premiums for the three months and six months ended June 30, 2009, respectively.  Management fees for such arrangements are included in other income.

	As of June 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	As of June 30, 2009	Percentage Change 2010 vs 2009
Professional liability policyholders	14,261	3,850	18,111	13,999	29%
Professional liability policyholders under alternative risk arrangements	212	—	212	227	-7%
Total professional liability policyholders	14,473	3,850	18,323	14,226	29%

Form 10-Q: 40

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Direct premiums written increased 18 percent and 12 percent for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily as a result of the acquisition of Advocate, MD.  Excluding Advocate, MD, direct premiums written increased 3 percent for the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of an increase in professional liability policyholders.  Direct premiums written were level for the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of an increase in professional liability policyholders offset to some extent by lower premium rates in our Florida market arising from lower claims frequency and improved overall loss costs.  Our national policyholder retention was 96 percent as of June 30, 2010 compared to 95 percent for the comparable period in 2009.  Excluding Advocate, MD, national policyholder retention was 97 percent as of June 30, 2010.  Our Florida policyholder retention was 97 percent as of June 30, 2010 compared to 96 percent as of June 30, 2009.

Net premiums written increased 20 percent and 13 percent for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily as a result of the acquisition of Advocate, MD.  Excluding Advocate, MD, net premiums written increased 4 percent for the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of an increase in professional liability policyholders.  Net premiums written were flat for the six months ended June 30, 2010 compared to the same period in 2009 as a result of the same drivers discussed above with regards to direct premiums written for the six months ended June 30, 2010.

Net premiums earned increased 11 percent and 10 percent for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily as a result of the acquisition of Advocate, MD.  Excluding Advocate, MD, net premiums earned decreased 6 percent for the three months and six months ended June 30, 2010, primarily due to lower rates in our Florida market on policies previously written that are now being earned.

Net investment income declined 12 percent and 10 percent for the three months and six months ended June 30, 2010, respectively, primarily as a result of lower yields on fixed income securities and cash and cash equivalents.

Other income for the three months and six months ended June 30, 2010 includes an adjustment to the fair value of contingent consideration under the earnout agreement associated with the acquisition of Advocate, MD.  The fair value of the contingent consideration is currently estimated to be $6.7 million, reflecting an adjustment to decrease the estimated contingent consideration by approximately $0.3 million for slight changes in projected performance under the agreement.

Form 10-Q: 41

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the following table.

		For the three months ended June 30,		For the six months ended June 30,
		2010	2009	2010	2009
Loss ratio
Current accident year		71.9%	71.0%	71.0%	70.9%
Prior accident years		-11.9%	-13.3%	-10.7%	-11.8%
Calendar year loss ratio	A	60.0%	57.7%	60.3%	59.1%

Underwriting expense ratio	B	29.2%	26.2%	28.6%	24.9%
Insurance guaranty fund recoveries		-0.1%	-0.9%	-0.2%	-1.0%
Underwriting expense ratio excluding insurance guaranty fund assessments (recoveries)	C	29.3%	27.1%	28.8%	25.9%

Combined ratio (Sum of A+B)		89.2%	83.9%	88.9%	84.0%

Combined ratio excluding insurance guaranty fund assessments (recoveries) (Sum of A+C)		89.3%	84.8%	89.1%	85.0%

Net losses and LAE increased 15 percent and 12 percent for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to the acquisition of Advocate, MD.  As a result of the continuation of favorable overall claim results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $5.0 million for the three months ended June 30, 2010 and 2009 and $9.0 million for the six months ended June 30, 2010 and 2009.  Our current accident year loss ratio has remained relatively stable for the six months ended June 30, 2010 at 71.0 percent compared to 70.9 percent for the same period in 2009.  The favorable development recognized in 2010 reflects lower than expected ultimate losses primarily for the 2005 through 2007 accident years as a result of reductions in our estimates of incident to claim development, payment frequency and payment severity for those accident years as compared to previous estimates.

Other underwriting expenses increased 24 percent and 26 percent for the three months and six months ended June 30, 2010, respectively, primarily as a result of the acquisition of Advocate, MD.  Excluding Advocate, MD, other underwriting expenses increased 5 percent and 7 percent for the three months and six months ended June 30, 2010, respectively, primarily due to lower recoveries on previous insurance guaranty fund assessments and the write down of a receivable deemed uncollectible.  Additionally, there were lower than normal employee benefit costs during the first six months of 2009.

Form 10-Q: 42

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Selected information concerning our direct professional liability insurance claim data is summarized in the following tables.

(in thousands)	For the six months ended June 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the six months ended June 30, 2009	Percentage Change 2010 vs 2009
Net paid losses	$48,339	2,537	50,876	33,512	52%
Less: net paid losses on assumed business in run-off and commuted reinsurance agreements	175	—	175	501	-65%
Net paid losses excluding assumed business in run-off and commuted reinsurance agreements	48,164	2,537	50,701	33,011	54%

Net paid LAE	19,999	2,936	22,935	21,931	5%
Less: net paid LAE on assumed business in run-off and commuted reinsurance agreements	—	—	—	—	—
Net paid LAE excluding assumed business in run-off and commuted reinsurance agreements	19,999	2,936	22,935	21,931	5%

Net paid losses and LAE excluding assumed business in run-off and commuted reinsurance agreements	$68,163	5,473	73,636	54,942	34%

Form 10-Q: 43

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

	For the six months ended June 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the six months ended June 30, 2009	Percentage Change 2010 vs 2009
Total professional liability claims closed without indemnity payment	285	77	362	292	24%
Total professional liability incidents closed without indemnity payment	309	68	377	350	8%
Total professional liability claims and incidents closed without indemnity payment	594	145	739	642	15%

Total Professional Liability Claims with Indemnity Payment	164	21	185	169	9%

CWIP Ratio on a rolling four quarter basis(1)	38%	24%	36%	37%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	20%	15%	19%	18%

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

Form 10-Q: 44

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

	For the six months ended June 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the six months ended June 30, 2009	Percentage Change 2010 vs 2009
Total professional liability claims reported during the period	442	122	564	388	45%
Total professional liability incidents reported during the period	436	51	487	485	0%
Total professional liability claims and incidents reported during the period	878	173	1,051	873	20%

Total professional liability claims and incidents that remained open	3,400	364	3,764	3,423	10%

Form 10-Q: 45

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Selected professional liability insurance claims data.  Net paid losses and LAE, excluding assumed business in run-off and commuted reinsurance contracts, increased for the six months ended June 30, 2010 compared with the same period in 2009 as a result of the acquisition of Advocate, MD and the resolution of two related claims from accident year 2002 against an insured.  The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each such claim.  Such amounts had been fully contemplated in previously established loss and LAE reserves.  Excluding these payments, net paid losses and LAE for FPIC pre-acquisition business declined 12 percent.  On a rolling four quarter basis ended June 30, 2010, the CWIP ratio was 36 percent and the CWIP ratio, including incidents, was 19 percent, compared to 37 percent and 18 percent, respectively, for the same period ended in 2009.  The CWIP ratios remain within our expectations.  Excluding claims and incidents reported at Advocate, MD, total professional liability claims and incidents reported during the period were relatively level with the prior period.  When adjusted to reflect the composition of our book of business, frequency was essentially level with 2009.  Our inventory of open claims and incidents increased due to the acquisition of Advocate, MD and inclusion of its open claims and incidents.  Excluding the open claims and incidents of Advocate, MD, professional liability claims and incidents that remained open declined 1 percent.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals and Anesthesiologists Professional Assurance Company, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $27.3 million during 2010 without prior regulatory approval.  We have received $20.0 million in dividends through June 30, 2010 and another $6.9 million on July 15, 2010 in furtherance of our capital management initiatives.  As of June 30, 2010, the holding company held cash and liquid investments of $15.1 million.

For additional information concerning our liquidity and financial resources, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash used in operating activities was $8.0 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $6.1 million for the six months ended June 30, 2009.  The decline in net cash provided by operating activities is primarily due to higher loss and LAE payments as noted above and lower premium receipts during the six months ended June 30, 2010 partially offset by lower tax payments in the current year.

Form 10-Q: 46

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Net cash provided by investing activities was $35.4 million for the six months ended June 30, 2010 compared to $23.1 million for the six months ended June 30, 2009.  Net cash provided by investing activities increased during 2010 primarily as a result of transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.  We had higher proceeds from sales and maturities of investments for the first six months of 2010 compared to the comparable period in 2009.

Net cash used in financing activities was $17.4 million for the six months ended June 30, 2010 compared to $22.1 million for the six months ended June 30, 2009.  The decrease in net cash used in financing activities for 2010 is primarily due to lower share repurchases under our stock repurchase program.

As of June 30, 2010, we had cash and investments of $735.5 million.  Included within cash and investments were cash and cash equivalents of $68.6 million and fixed income securities, available-for-sale, with a fair value of approximately $76.6 million with scheduled maturities during the next 12 months.

We believe that our cash and investments as of June 30, 2010, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is dependent on, among other things, market conditions.  The following table summarizes the components of our capital structure as of June 30, 2010 and December 31, 2009.

(in thousands)	As of	As of
	June 30, 2010	December 31, 2009
Long-term debt	$46,083	46,083
Shareholders' equity	$283,667	279,787
Ratio of debt to total capitalization	14.0%	14.1%

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

Form 10-Q: 47

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.18 percent to 4.74 percent as of June 30, 2010).  We have the option to redeem the senior notes and trust-preferred securities on any quarterly interest payment date, in whole or in part, without premium or penalty.  However, if we elected to redeem our long-term indebtedness, we would be required to unwind our interest rate swaps and any related gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The senior notes and trust preferred securities have stated maturities of 30 years and are due in May and October 2033.

Contractual Obligations and Off-Balance Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; (3) employee benefit plans; and (4) contingent consideration related to the acquisition of Advocate, MD.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of June 30, 2010 that would give rise to previously undisclosed market, credit or financing risk.  No significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Form 10-Q: 48

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

As of June 30, 2010, our fixed income portfolio had an overall average credit quality of AA-, based on the lower of the available credit ratings from Moody’s Investment Services (“Moody’s”) or Standard & Poor’s (“S&P”) for each investment security in our portfolio.  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  As of June 30, 2010, approximately 35 percent of our fixed income securities consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

As of June 30, 2010 over 98 percent of our fixed income securities were rated by at least S&P or Moody’s.  Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor.  In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.  The following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating.

(in thousands)	Underlying Credit Rating
	AAA - A	BBB	Below BBB	Not Rated	Total
Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$78,275	5,631	127	1,162	$85,195
Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$72,214	2,337	5,593	5,051	$85,195

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

As of June 30, 2010, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee.

(in thousands)	Value of Fixed-Income Securities Containing a Third-Party Guarantee
Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand-Alone Credit Rating	Total Securities Containing a Third-Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$40,614	3,640	44,254
Assured Guaranty	18,336	—	18,336
Permanent School Fund	10,995	—	10,995
American Municipal Bond Assurance Corporation	5,678	1,039	6,717
Financial Guaranty Insurance Company	4,277	226	4,503
Other guarantors	244	146	390
Total	$80,144	5,051	85,195

We do not hold any direct exposures to a financial guarantor in our investment portfolio.

Form 10-Q: 49

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of June 30, 2010 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC’s disclosure controls and procedures were found to be effective at a reasonable assurance level.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the second quarter of 2010, we began the design and implementation of internal controls over financial reporting for our recently acquired subsidiary, Advocate, MD.  There have been no other changes in our internal control over financial reporting that occurred during the second quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of June 30, 2010, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and the amount of the assessment and / or remediation can be reasonably estimated.

Form 10-Q: 50

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured’s policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured’s policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims.  We have evaluated such exposures as of June 30, 2010, and believe that our position and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  An award against us for extra-contractual liability or a significant jury award, or series of awards, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

For additional information concerning our commitments and contingencies, see our Annual Report on Form 10-K for the year ended December 31, 2009, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 12, Commitments and Contingencies to this Form 10-Q.

Item 1A.	Risk Factors

There have been no changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2010.

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

Form 10-Q: 51

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

The following table summarizes our common stock repurchases on a trade date basis for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month (1)
April 1 - 30, 2010
Repurchase programs (1)	124,700	$27.13	124,700	726,641
Employee transactions (2)	5,515	$26.65	n/a	n/a

May 1 - 31, 2010
Repurchase programs (1)	115,906	$27.42	115,906	610,735
Employee transactions (2)	—	$—	n/a	n/a

June 1- 30, 2010
Repurchase programs (1)	128,973	$27.21	128,973	481,762
Employee transactions (2)	389	$26.10	n/a	n/a

Total	375,483	$27.24	369,579	481,762

(1)
Our Board of Directors approved our share repurchase program in July 2006.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program expires on December 31, 2010.

(2)
Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter and the exercise cost of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

All matters requiring a Form 8-K filing have been so filed as of the date of this filing.  There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Form 10-Q: 52

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

August 4, 2010	FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 53

Exhibit Index to Form 10-Q
For the Quarter Ended June 30, 2010

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