Form 10-Q
period 2010-09-30
FPIC INSURANCE GROUP INC
filed 2010-11-03
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

•
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

•
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

•	Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer *    Accelerated Filer ☑    Non-accelerated Filer *

•	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

•	As of October 29, 2010, there were 9,192,187 shares of the Registrant's common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2010

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position (unaudited)

(in thousands, except shares authorized, issued and outstanding)	As of September 30, 2010	As of December 31, 2009
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$647,752	662,688
Equity securities, available-for-sale, at fair value	11,108	11,212
Short-term investments	350	2,955
Real estate investments	4,790	4,889
Other invested assets	4,418	4,443
Total investments (Note 4)	668,418	686,187

Cash and cash equivalents	73,019	58,626
Premiums receivable (net of an allowance of $300 as of September 30, 2010 and December 31, 2009)	63,844	56,504
Accrued investment income	6,446	7,948
Reinsurance recoverable on paid losses	362	4,494
Due from reinsurers on unpaid losses and advance premiums	133,136	133,445
Ceded unearned premiums	13,141	11,245
Deferred policy acquisition costs	10,764	9,918
Deferred income taxes	17,991	26,321
Goodwill and intangible assets	27,357	28,200
Other assets	7,070	8,595
Total assets	$1,021,548	1,031,483

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$527,046	559,257
Unearned premiums	111,861	103,831
Reinsurance payable	2,460	2,985
Paid in advance and unprocessed premiums	4,465	10,222
Total policy liabilities and accruals	645,832	676,295

Long-term debt	46,083	46,083
Other liabilities	41,485	29,318
Total liabilities	733,400	751,696

Commitments and contingencies (Note 12)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 9,222,955 and 10,142,613 shares issued and outstanding at September 30, 2010 and December 31, 2009 (1), respectively	922	1,014
Additional paid-in capital	—	—
Retained earnings	266,960	270,118
Accumulated other comprehensive income, net	20,266	8,655
Total shareholders' equity	288,148	279,787
Total liabilities and shareholders' equity	$1,021,548	1,031,483
The accompanying notes are an integral part of the unaudited consolidated financial statements.

________________

(1)
The number of common shares outstanding as of December 31, 2009 has been restated to reflect a three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

Form 10-Q: 3

FPIC Insurance Group, Inc.
Consolidated Statements of Income (unaudited)

(in thousands, except basic and diluted earnings per common share)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues
Net premiums earned	$42,341	39,468	$126,121	115,548
Net investment income	6,184	6,702	19,024	21,043
Net realized investment gains	1,625	373	2,805	1,339
Other income	89	193	375	373
Total revenues	50,239	46,736	148,325	138,303

Expenses
Net losses and loss adjustment expenses	23,533	23,335	74,052	68,315
Other underwriting expenses	12,162	10,201	36,104	29,130
Interest expense on debt	911	911	2,703	2,709
Other expenses	452	139	515	311
Total expenses	37,058	34,586	113,374	100,465

Income from continuing operations before income taxes	13,181	12,150	34,951	37,838
Less: Income tax expense	4,477	3,683	11,542	11,792
Income from continuing operations	$8,704	8,467	$23,409	26,046

Discontinued Operations
Gain on disposal of discontinued operations (net of income taxes)	—	411	—	411
Discontinued operations	—	411	—	411

Net income	$8,704	8,878	$23,409	26,457

Basic earnings per common share (1):
Income from continuing operations	$0.93	0.81	$2.42	2.36
Discontinued operations	—	0.04	—	0.04
Net Income	$0.93	0.85	$2.42	2.40

Basic weighted-average common shares outstanding (1)	9,379	10,487	9,686	11,020

Diluted earnings per common share (1):
Income from continuing operations	$0.91	0.79	$2.37	2.32
Discontinued operations	—	0.04	—	0.03
Net Income	$0.91	0.83	$2.37	2.35

Diluted weighted-average common shares outstanding (1)	9,596	10,705	9,892	11,241

Net realized investment gains (losses):
Net realized investment gains before credit related impairments	$1,670	852	$3,113	3,173
Total other-than-temporary impairments on investments	(107)	(479)	(873)	(1,834)
Portion of other-than-temporary impairments recognized in other comprehensive income	62	—	565	—
Credit related impairments included in net realized investment gains (losses)	(45)	(479)	(308)	(1,834)
Net realized investment gains (losses)	$1,625	373	$2,805	1,339

The accompanying notes are an integral part of the unaudited consolidated financial statements.
______

(1)
Earnings per common share and weighted-average common shares outstanding for the three months and nine months ending September 30, 2009 have been restated to reflect the three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

Form 10-Q: 4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)

		(in thousands)
	Shares of Common Stock (1)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2009	10,142,613	$1,014	—	270,118	8,655		$279,787

Net income	—	—	—	23,409	—	$23,409	23,409
Other comprehensive income, net of tax:
Net unrealized gain on invested assets, net of tax	—	—	—	—	12,599	12,599	12,599
Net unrealized loss on investments with other-than-temporary impairments, net of tax	—	—	—	—	(347)	(347)	(347)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(736)	(736)	(736)
Net gain on pension plan, net of tax	—	—	—	—	95	95	95
Other comprehensive income						11,611
Comprehensive income						$35,020

Issuance of restricted stock	87,781	9	1,968	—	—		1,977
Issuance of common shares	81,375	8	952	—	—		960
Repurchase of common shares	(1,088,814)	(109)	(3,358)	(26,567)	—		(30,034)
Share-based compensation	—	—	31	—	—		31
Income tax reductions relating to exercise of stock options	—	—	407	—	—		407
Balances at September 30, 2010	9,222,955	$922	—	266,960	20,266		$288,148

The accompanying notes are an integral part of the unaudited consolidated financial statements.
______

(1)	Shares of common stock have been restated to reflect the three-for-two stock split in March 2010. For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

Form 10-Q: 5

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited), continued

		(in thousands)
	Shares of Common Stock (1)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2008	11,704,947	$1,170	—	271,113	(12,389)		$259,894

Net income	—	—	—	26,457	—	$26,457	26,457
Other comprehensive income, net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	21,605	21,605	21,605
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	382	382	382
Prior service cost	—	—	—	—	2	2	2
Net gain on pension plan, net of tax	—	—	—	—	221	221	221
Other comprehensive income						22,210
Comprehensive income						$48,667

Issuance of restricted stock	40,568	5	1,972	—	—		1,977
Issuance of common shares	122,615	12	928	—	—		940
Repurchase of common shares	(1,630,778)	(164)	(4,166)	(32,313)	—		(36,643)
Share-based compensation	—	—	505	—	—		505
Income tax reductions relating to exercise of stock options	—	—	761	—	—		761
Balances at September 30, 2009	10,237,352	$1,023	—	265,257	9,821		$276,101

The accompanying notes are an integral part of the unaudited consolidated financial statements.
______

(1)	Shares of common stock have been restated to reflect the three-for-two stock split in March 2010. For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.

Form 10-Q: 6

FPIC Insurance Group, Inc.
Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)	For the nine months ended September 30,
	2010	2009
Operating Activities
Net cash (used in) provided by operating activities	$(3,068)	8,081

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	120,500	82,903
Sales of equity securities, available-for-sale	499	393
Sales of other invested assets	393	192
Maturities of fixed income securities, available-for-sale	52,089	58,785
Maturities of short-term investments	2,575	—
Sale of property and equipment	—	32
Purchases of
Fixed income securities, available-for-sale	(129,427)	(89,385)
Equity securities, available-for-sale	—	(223)
Other invested assets	(448)	(3,030)
Property and equipment	(119)	(336)
Net cash provided by investing activities	46,062	49,331

Financing Activities
Issuance of common stock	960	940
Repurchase of common stock	(30,034)	(36,643)
Excess tax benefits from share-based compensation	473	744
Net cash used in financing activities	(28,601)	(34,959)

Net increase in cash and cash equivalents	14,393	22,453
Cash and cash equivalents at beginning of year	58,626	58,480
Cash and cash equivalents at end of period	$73,019	80,933

Supplemental disclosure of cash flow information:
Interest paid on debt	$2,703	2,713
Federal income taxes paid	$7,300	12,700

Supplemental disclosure of non cash investing and financing activities:
Issuance of restricted stock	$2,954	1,331
Share-based compensation	$2,008	2,482

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

Stock Split
On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the Nasdaq Stock Market on the record date.  The common stock issued and outstanding as of December 31, 2009 and 2008 and the basic and diluted earnings per common share for the three months and nine months ended September 30, 2009 have been retroactively restated.  The table presented below shows our historical earnings per common share and the effect of the stock split.

(in thousands, except earnings per common share)	Basic earnings per common share:	Basic weighted-average common shares outstanding	Diluted earnings per common share:	Diluted weighted-average common shares outstanding
For the three months ended
Revised, September 30, 2009	$0.85	10,487	$0.83	10,705
Historical, September 30, 2009	1.27	6,991	1.24	7,136
Increase (Decrease)	$(0.42)	3,496	$(0.41)	3,569

For the nine months ended
Revised, September 30, 2009	$2.40	11,020	$2.35	11,241
Historical, September 30, 2009	3.60	7,346	3.53	7,494
Increase (Decrease)	$(1.20)	3,674	$(1.18)	3,747

Form 10-Q: 8

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

New Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance addresses diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In accordance with the new guidance, the only costs that qualify for deferral are those incremental direct costs associated with acquiring insurance contracts and certain direct costs related to acquisition activities, such as underwriting, policy issuance and processing, medical and inspection related costs and sales force contract expenses. All other acquisition-related costs, including costs incurred in soliciting potential contracts, marketing, unsuccessful acquisition or renewal efforts and product development costs, should be expensed as incurred. The new guidance will be effective for annual and interim periods beginning after December 15, 2011. FPIC's accounting policy on deferred policy acquisition costs has been to include commissions and premium taxes that vary with and are directly related to the production of new and renewal insurance business. As such, the adoption of the new guidance proposed by the FASB is not expected to have an impact on our consolidated financial statements.

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The new guidance requires disclosures of transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reason for the transfer.  The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than as a single net number.  The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements.  We adopted the new disclosures and modified our existing disclosures effective January 1, 2010.  See Note 2 for additional information.  The disclosures about the activity in Level 3 measurements will be effective in the first quarter of 2011 (three months ending March 31, 2011).

In June 2009, the FASB issued guidance on the Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  The new guidance addresses (1) the effects on certain provisions of the accounting guidance as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity.  We adopted the guidance on January 1, 2010.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

•	Significant Unobservable Inputs: Level 3 inputs are unobservable and reflect management's judgments about assumptions that market participants would use in pricing an asset or liability.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Reclassifications impacting Level 3 financial instruments are reported as transfers in (out) of the Level 3 category as of the beginning of the period in which the transfer occurs.  Therefore, gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

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

On a quarterly basis, we obtain and review the pricing methodology of our pricing service to ensure that our fair value designations are classified in accordance with the fair value hierarchy.  Our pricing service provides a single price per security.  We review the results of our pricing service for reasonableness each quarter by comparing market values reported on an individual security basis and on an overall portfolio basis to those obtained from our external investment manager to determine that the market value reported by our pricing service appears reasonable.  In addition, an annual SAS 70 report that describes procedures surrounding the compilation and reporting of security prices obtained from our pricing service is provided to us.  We may adjust the valuation of securities from the independent pricing service if we believe a security's price does not fairly represent the market value of the investment.  For example, when market observable data is not as readily available or if the security trades in an inactive market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing.  To date, we have not adjusted any prices supplied by our pricing service.

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

Fixed income securities, available for sale, including short-term investments

•
These securities trade in less active markets.  Fair value is based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, issuer spreads, two-sided markets, new issue data, bids, offers, collateral performance and reference data.  These fixed income securities are classified within Level 2.  Credit ratings noted below are based on the lower of the available credit ratings from S&P and Moody's for each investment security.

•
U.S. Treasuries include those securities issued by the U.S government or a U.S. Agency.  The average credit quality of these securities is AAA and represents approximately 6 percent of our fixed income securities.

•
States, municipalities and political subdivisions include securities issued by state and local governments.  General obligation bonds are backed by the full faith and credit of the issuing entity (e.g., government authority) and revenue bonds are backed by a specific revenue stream.  Lease revenue bonds are backed by specific lease arrangements, where the principal and interest are generally paid from annual appropriations from the government entity that benefits from the facility (e.g., school, prison facility).  Pre-refunded bonds are backed by Treasuries and/or Agencies.  These 'sub'-sectors (e.g., general obligation, revenue, lease, pre-refunded) can be taxable or tax-advantaged.  These securities are diversified throughout the U.S, have an average credit quality of AA and represent approximately 33 percent of our fixed income securities.

•
Corporate securities include securities issued by various corporate entities across different industries.  Both investment grade and non-investment grade securities are included within this category.  The average credit quality of investment grade corporate securities is A- and represents approximately 33 percent of our fixed income securities.  The average credit quality of non-investment grade corporate securities is BB and represents approximately 3 percent of our fixed income securities.

•
Residential mortgage-backed securities include structured securities that are issued based on underlying residential mortgages.  Within this category are bonds that are agency and non-agency related.  Agency related bonds are from the vintage years 1988 through 2010, have an average credit quality of AAA and represent approximately 13 percent of our fixed income securities.  Non-agency related bonds are from the vintage years 2002 through 2007, have an average credit quality of BBB- and represent approximately 1 percent of our fixed income securities.

•
Commercial mortgage-backed securities include structured securities issued based on underlying commercial mortgages (such as on hotels, malls, or offices) and are from the vintage years 2002 and 2005 through 2008.  The securities have an average credit quality of AA- and represent approximately 6 percent of our fixed income securities.

•
Asset-backed securities include structured securities issued based on underlying assets, primarily automobile loans, credit cards, and home equity lines of credit.  The average credit quality of these securities is AA and represents approximately 4 percent of our fixed income securities.

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

•
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, are included in other invested assets and classified within the valuation hierarchy on the same basis as the Company's actively traded equity securities.

•	For our investment in the non-public entity, fair value is classified as Level 3, as it is based on net asset values and financial statements of the non-public entity.

Contingent consideration

•
The acquisition of Advocate, MD includes a contingent consideration arrangement that provides for additional consideration to be paid by the Company for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits.  Up to 40 percent of the contingent consideration is payable one year from the acquisition date with the remaining balance due two years from the acquisition date.  The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0.9 million and $12.0 million.  Our measure of the estimated fair value of the contingent consideration is based on significant inputs not observable in the marketplace and is referred to as a Level 3 fair value measurement based on accounting guidance.  We recognize a liability for the estimated fair value of acquisition-related contingent consideration using a cash flow model adjusted quarterly for probability weighted targets to be achieved over the earn-out period. Changes in the calculation of our liability for contingent consideration are reflected as income or expense in the period the change is incurred.

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

Form 10-Q: 12

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables present disclosures about fair value measurements as of September 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis.  For additional information regarding our fair value measurements see Note 4, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of September 30, 2010
	Fair Value Measurements Using:			Netting Adjustments (1)	Assets / Liabilities at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	41,218	—	—	41,218
States, municipalities and political subdivisions	—	216,717	—	—	216,717
Corporate debt securities	—	225,874	—	—	225,874
Residential mortgage-backed securities	—	90,280	—	—	90,280
Commercial mortgage-backed securities	—	39,775	—	—	39,775
Asset-backed securities	—	27,577	—	—	27,577
Foreign government securities	—	6,661	—	—	6,661
Total fixed income securities, available-for-sale, including short-term investments	$—	648,102	—	—	648,102

Equity securities, available-for-sale
Common equity securities	$9,689	—	—	—	9,689
Preferred equity securities	840	579	—	—	1,419
Total equity securities, available-for-sale	$10,529	579	—	—	11,108

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,261	—	—	—	3,261
Limited partnership	—	—	74	—	74
Total other invested assets	$3,261	—	74	—	3,335

Total	$13,790	648,681	74	—	662,545

Liabilities
Derivative financial instruments	$—	3,800	—	(3,000)	800
Contingent consideration	—	—	7,104	—	7,104
Total	$—	3,800	7,104	(3,000)	7,904

______

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

Form 10-Q: 13

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	As of December 31, 2009
	Fair Value Measurements Using:			Netting Adjustments (1)	Assets / Liabilities at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	41,229	—	—	41,229
States, municipalities and political subdivisions	—	251,849	—	—	251,849
Corporate debt securities	—	202,495	—	—	202,495
Residential mortgage-backed securities	—	102,212	—	—	102,212
Commercial mortgage-backed securities	—	34,774	—	—	34,774
Asset-backed securities	—	33,084	—	—	33,084
Foreign government securities	—	—	—	—	—
Total fixed income securities, available-for-sale, including short-term investments	$—	665,643	—	—	665,643

Equity securities, available-for-sale
Common equity securities	$9,859	—	—	—	9,859
Preferred equity securities	825	528	—	—	1,353
Total equity securities, available-for-sale	$10,684	528	—	—	11,212

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,283	—	—	—	3,283
Limited partnership	—	—	77	—	77
Total other invested assets	$3,283	—	77	—	3,360

Total	$13,967	666,171	77	—	680,215

Liabilities
Derivative financial instruments	$—	2,601	—	(2,260)	341
Contingent consideration	—	—	7,008	—	7,008
Total	$—	2,601	7,008	(2,260)	7,349

______

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

Form 10-Q: 14

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

We had no transfers in or out of Level 1 and Level 2 fair value measurements during the three months and nine months ended September 30, 2010.  The following table presents disclosures about fair value measurements using significant unobservable inputs (Level 3).  There were no changes in unrealized gains or losses recorded in net income during the nine months ended September 30, 2010 or for Level 3 assets or liabilities still held at September 30, 2010 and December 31, 2009, respectively.

(in thousands)	For the three months ended		For the three months ended
	September 30, 2010		September 30, 2009
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Beginning balance	$75	(6,718)	$88	—
Total gains (losses) (realized and unrealized)
Included in net income	(2)	(386)	16	—
Included in other comprehensive income	1	—	(11)	—
Purchases, issuances and settlements	—	—	(17)	—
Transfers in / or out of Level 3	—	—	—	—
Ending balance	$74	(7,104)	$76	—

(in thousands)	For the nine months ended		For the nine months ended
	September 30, 2010		September 30, 2009
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Beginning balance	$77	(7,008)	$84	—
Total gains (losses) (realized and unrealized)
Included in net income	(12)	(96)	16	—
Included in other comprehensive income	9	—	(32)	—
Purchases, issuances and settlements	—	—	8	—
Transfers in / or out of Level 3	—	—	—	—
Ending balance	$74	(7,104)	$76	—

Form 10-Q: 15

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings and other comprehensive income for Level 3 assets or liabilities during the three months and nine months ended September 30, 2010 and 2009.

(in thousands)	For the three months ended		For the three months ended
	September 30, 2010		September 30, 2009
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Total gains (losses) - (realized & unrealized)
Included in net income	$(2)	(386)	$16	—
Included in other comprehensive income	$1	—	$(11)	—

(in thousands)	For the nine months ended		For the nine months ended
	September 30, 2010		September 30, 2009
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Total gains (losses) - (realized & unrealized)
Included in net income	$(12)	(96)	$16	—
Included in other comprehensive income	$9	—	$(32)	—

3.	Fair Value of Financial Instruments

The carrying value and fair value of financial instruments as of September 30, 2010 and December 31, 2009 are presented in the following table.  For additional information regarding the fair value of financial instruments see Note 5, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$73,019	73,019	$58,626	58,626
Other invested assets
Deferred compensation plan assets held in rabbi trust	3,261	3,261	3,283	3,283
Limited partnership	74	74	77	77
Other assets	1,083	1,083	1,083	1,083
Total other invested assets	4,418	4,418	4,443	4,443
Total financial assets	$77,437	77,437	$63,069	63,069

Financial liabilities:
Long-term debt	$46,083	51,054	$46,083	48,925
Derivative financial instruments	3,800	3,800	2,601	2,601
Total financial liabilities	$49,883	54,854	$48,684	51,526

Form 10-Q: 16

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

4.	Investments

The amortized cost and estimated fair value of our investments are presented in the following tables.  For additional information regarding our investments see Note 6, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(in thousands)	As of September 30, 2010
	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$38,844	2,374	—	41,218
States, municipalities and political subdivisions	205,607	11,112	2	216,717
Corporate debt securities	209,707	16,189	22	225,874
Residential mortgage-backed securities	87,890	2,873	483	90,280
Commercial mortgage-backed securities	36,896	3,271	392	39,775
Asset-backed securities	26,580	1,007	10	27,577
Foreign government securities	6,420	241	—	6,661
Equity securities, available-for-sale	9,605	1,507	4	11,108
Other invested assets	4,445	—	27	4,418
Total fixed income and equity securities, available-for-sale, and other invested assets	$625,994	38,574	940	663,628

(in thousands)	As of December 31, 2009
	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$41,330	872	973	41,229
States, municipalities and political subdivisions	244,203	7,868	222	251,849
Corporate debt securities	192,934	10,035	474	202,495
Residential mortgage-backed securities	102,028	2,104	1,920	102,212
Commercial mortgage-backed securities	36,272	1,094	2,592	34,774
Asset-backed securities	32,047	1,083	46	33,084
Foreign government securities	—	—	—	—
Equity securities, available-for-sale	10,017	1,195	—	11,212
Other invested assets	4,473	—	30	4,443
Total fixed income and equity securities, available-for-sale, and other invested assets	$663,304	24,251	6,257	681,298

Form 10-Q: 17

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables summarize, for all investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of September 30, 2010
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$—	—	—	—	—	—
States, municipalities and political subdivisions	468	2	468	2	—	—
Corporate debt securities	2,035	22	—	—	2,035	22
Residential mortgage-backed securities	16,758	483	11,487	61	5,271	422
Commercial mortgage-backed securities	2,690	392	—	—	2,690	392
Asset-backed securities	30	10	—	—	30	10
Equity securities, available-for-sale	4	4	4	4	—	—
Other invested assets	74	27	—	—	74	27
Total fixed income and equity securities, available-for-sale, and other invested assets	$22,059	940	11,959	67	10,100	873

(in thousands)	As of December 31, 2009
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$22,428	973	22,428	973	—	—
States, municipalities and political subdivisions	21,074	222	20,588	189	486	33
Corporate debt securities	31,176	474	23,428	116	7,748	358
Residential mortgage-backed securities	39,056	1,920	30,784	459	8,272	1,461
Commercial mortgage-backed securities	19,594	2,592	1,881	20	17,713	2,572
Asset-backed securities	663	46	564	25	99	21
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	77	30	—	—	77	30
Total fixed income and equity securities, available-for-sale, and other invested assets	$134,068	6,257	99,673	1,782	34,395	4,475

Form 10-Q: 18

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The number of securities with gross unrealized gains and losses is presented in the table below.  Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
As of	Less than twelve months	Twelve months or more	Gross Unrealized Gains
September 30, 2010	29	25	702
December 31, 2009	179	59	537

The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months is presented in the table below.  Gross unrealized losses are further segregated by the percentage of amortized cost.

	As of September 30, 2010
Gross Unrealized Losses	Number of Securities	Fair Value (in thousands)	Gross Unrealized Losses (in thousands)
Less than 15%	22	$8,790	$(542)
Equal to or greater than 15%	3	1,310	(331)
	25	$10,100	$(873)

The following table sets forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2010.

(in thousands)			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5 percent	5 percent to 15 percent	Greater than 15 percent
Less than twelve months	$11,959	(67)	(63)	—	(4)
Twelve months or more	10,100	(873)	(90)	(452)	(331)
Total	$22,059	(940)	(153)	(452)	(335)

Other-than-temporary impairment (“OTTI”)
We separate OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statements of income, and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss).  The credit-related portion of an OTTI is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.  The determination of whether unrealized losses are “other-than-temporary” requires judgment based on objective as well as subjective factors.  We evaluate our investment portfolio on an ongoing basis to identify securities that may be other-than-temporarily impaired.  Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.

The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-

Form 10-Q: 19

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

than-temporary include (i) the extent and duration of the decline in fair value, including the duration of any significant decline in value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for collateralized mortgage obligations and (vi) rating agency actions. Based on our assessment of these factors, we will make a determination as to the probability of recovering principal and interest on the security.

The number and amount of securities for which we have recorded OTTI charges for the three months and nine months ended September 30, 2010 and 2009 are presented in the following table.

	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Portion of OTTI recognized in accumulated other comprehensive income	Net OTTI recognized in net income
For the three months ended September 30, 2010
Other-than-temporary impairments (in thousands)	$(107)	—	—	62	$(45)
Number of securities	1	—	—	—	1

For the three months ended September 30, 2009
Other-than-temporary impairments (in thousands)	$(479)	—	—	—	$(479)
Number of securities	1	—	—	—	1

	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Portion of OTTI recognized in accumulated other comprehensive income	Net OTTI recognized in net income
For the nine months ended September 30, 2010
Other-than-temporary impairments (in thousands)	$(873)	—	—	565	$(308)
Number of securities	6	—	—	—	6

For the nine months ended September 30, 2009
Other-than-temporary impairments (in thousands)	$(1,834)	—	—	—	$(1,834)
Number of securities	5	—	—	—	5

We believe the remaining securities having unrealized losses as of September 30, 2010 are not other-than-temporarily impaired.  We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.

Form 10-Q: 20

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Realized investment gains (losses)
Realized investment gains and losses are determined on the basis of specific identification.  The components of net realized gains (losses) on investments are as follows:

(in thousands)	For the three months ended September 30, 2010
	Fixed income securities, available-for-sale, and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$1,547	—	136	$1,683
Gross realized losses	—	—	(13)	(13)
Credit related impairment losses	(45)	—	—	(45)
Net realized investment gains (losses)	$1,502	—	123	$1,625

Proceeds from sales or maturities	$60,007	—	—	$60,007

(in thousands)	For the three months ended September 30, 2009
	Fixed income securities, available-for-sale,and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$718	—	138	$856
Gross realized losses	(4)	—	—	$(4)
Credit related impairment losses	(479)	—	—	(479)
Net realized investment gains (losses)	$235	—	138	$373

Proceeds from sales or maturities	$41,401	—	14	$41,415

(in thousands)	For the nine months ended September 30, 2010
	Fixed income securities, available-for-sale, and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$2,925	87	230	$3,242
Gross realized losses	(58)	—	(71)	(129)
Credit related impairment losses	(308)	—	—	(308)
Net realized investment gains (losses)	$2,559	87	159	$2,805

Proceeds from sales or maturities	$175,164	499	393	$176,056

Form 10-Q: 21

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the nine months ended September 30, 2009
	Fixed income securities, available-for-sale, and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$3,089	139	272	$3,500
Gross realized losses	(112)	(149)	(66)	(327)
Credit related impairment losses	(1,834)	—	—	(1,834)
Net realized investment gains (losses)	$1,143	(10)	206	$1,339

Proceeds from sales or maturities	$141,688	393	192	$142,273

Net investment income
The major categories of investment income follow:

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Fixed income securities, available-for-sale, and short-term investments	$6,610	6,985	$20,337	21,847
Equity securities, available-for-sale	101	89	262	317
Other invested assets	111	180	392	539
Cash and cash equivalents	11	18	29	114
Total investment income	6,833	7,272	21,020	22,817
Less: Investment expense	(649)	(570)	(1,996)	(1,774)
Net investment income	$6,184	6,702	$19,024	21,043

Contractual maturities
The amortized cost and estimated fair value of fixed income securities, available-for-sale, and short-term investments by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of September 30, 2010		As of December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$67,214	68,422	74,101	75,111
Due after one year through five years	192,200	202,137	222,513	231,797
Due after five years through ten years	150,845	165,493	144,229	149,612
Due after ten years	50,318	54,417	37,624	39,053
	460,577	490,469	478,467	495,573
Mortgage-backed and asset-backed securities	151,367	157,633	170,347	170,070
Total fixed income securities, available-for-sale, and short-term investments	$611,944	648,102	648,814	665,643

Form 10-Q: 22

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

5.	Goodwill and Intangible Assets

A rollforward of goodwill as of September 30, 2010 and December 31, 2009 is presented in the following table:

(in thousands)	September 30, 2010	December 31, 2009
Goodwill, Beginning	$21,039	$10,833
Additions: Goodwill related to acquisition of Advocate, MD	—	10,206
Reductions: True up of Advocate, MD's final 2009 tax return	(155)	—
Impairments	—	—
Goodwill, Ending	$20,884	$21,039

As of September 30, 2010 and December 31, 2009, identifiable intangibles consisted of the following:

(in thousands)		September 30, 2010
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	$250
Trade name - Advocate, MD	Indefinite	$530	—	—	$530
Non-competes	4.7	$2,371	440	380	$1,931
Customer relationships	10	$4,128	366	308	$3,762
		$7,279	806	688	$6,473

(in thousands)		December 31, 2009
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	$530	—	—	530
Non-competes	4.7	$2,371	60	60	2,311
Customer relationships	10	$4,128	58	58	4,070
		$7,279	118	118	7,161

Form 10-Q: 23

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Estimated aggregate amortization expense for the remainder of 2010 and each of the next four years is presented in the following table:

(in thousands)	Other underwriting expenses	Other expenses	Total
Remaining 2010	$129	104	233
2011	$413	504	917
2012	$413	504	917
2013	$413	504	917
2014	$413	290	703
Total	$1,781	1,906	3,687

Other expenses for the three months and nine months ended September 30, 2010 includes adjustments to true up the fair value of contingent consideration under the earnout agreement associated with the acquisition of Advocate, MD.  The fair value of the contingent consideration as of September 30, 2010 is currently estimated to be $7.1 million, reflecting an adjustment to increase the estimated contingent consideration by approximately $0.1 million from the beginning of the year estimate for changes in projected performance under the agreement. For additional information, see Note 2, Fair Value Measurements.

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

As a result of the continuation of favorable overall claim results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $7.0 million and $5.0 million for the three months ended September 30, 2010 and 2009, respectively, and $16.0 million and $14.0 million for the nine months ended September 30, 2010 and 2009, respectively. The favorable development for the three months and nine months ended September 30, 2010 reflects lower than expected ultimate losses related to the 2005 through 2007 accident years. This favorable development is the result of changes in our previous estimates of incident to claim development, payment frequency and / or payment severity for the respective accident years.

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

(in thousands)	For the three months ended September 30,
	2010		2009
	Written	Earned	Written	Earned
Direct and assumed
FPIC pre-acquisition business	$48,587	41,335	51,406	45,721
Advocate, MD	12,765	7,435	—	—
Consolidated	61,352	48,770	51,406	45,721

Ceded
FPIC pre-acquisition business	(7,305)	(5,523)	(7,141)	(6,253)
Advocate, MD	(1,653)	(906)	—	—
Consolidated	(8,958)	(6,429)	(7,141)	(6,253)

Net	$52,394	42,341	44,265	39,468

(in thousands)	For the nine months ended September 30,
	2010		2009
	Written	Earned	Written	Earned
Direct and assumed
FPIC pre-acquisition business	$130,360	124,069	133,516	133,529
Advocate, MD	23,355	21,617	—	—
Consolidated	153,715	145,686	133,516	133,529

Ceded
FPIC pre-acquisition business	(18,414)	(16,774)	(18,616)	(17,981)
Advocate, MD	(3,047)	(2,791)	—	—
Consolidated	(21,461)	(19,565)	(18,616)	(17,981)

Net	$132,254	126,121	114,900	115,548

Form 10-Q: 25

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Losses and LAE
FPIC pre-acquisition business	$24,271	30,347	$74,504	83,131
Advocate, MD	3,838	—	11,307	—
Consolidated	28,109	30,347	85,811	83,131

Reinsurance recoveries
FPIC pre-acquisition business	(3,851)	(7,012)	(11,313)	(14,816)
Advocate, MD	(725)	—	(446)	—
Consolidated	(4,576)	(7,012)	(11,759)	(14,816)

Net losses and LAE	$23,533	23,335	$74,052	68,315

As of January 1, 2010, our subsidiaries, First Professionals Insurance Company, Inc. (“First Professionals”) and Advocate, MD Insurance of the Southwest Inc. (“Advocate, MD Insurance”), entered into a 50 percent quota share reinsurance agreement for all policies effective January 1, 2010 and later.  Under the terms of the agreement, Advocate, MD Insurance cedes and First Professionals assumes 50 percent of the net premiums and losses of Advocate, MD Insurance. Advocate, MD Insurance receives a 25 percent ceding commission.  The quota share reinsurance is considered “a funds withheld agreement” whereby no amounts are paid unless the funds withheld account goes below $0, which would only occur when payments ceded under the agreement exceed premiums ceded net of the ceding commission.  The impact of this agreement between First Professionals and Advocate, MD Insurance has been eliminated in consolidation.

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of September 30, 2010 and December 31, 2009, our receivable from reinsurers, net of amounts due, was $144.2 million and $146.2 million, respectively.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

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

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage this risk, we have entered into interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of September 30, 2010, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

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

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with the accounting guidance for offsetting of receivables and payables and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of September 30, 2010 and December 31, 2009, the cash collateral paid to our counterparty was $3.0 million and $2.3 million, respectively.

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

The fair value of our derivative instruments has been recorded as follows:

Cash flow hedges designated as effective hedging instruments:

(in thousands)
	Notional	Balance Sheet	September 30, 2010	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(442)	0.30%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,464)	0.38%	4.03%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,599)	0.48%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(295)	0.30%	2.74%	11/23/2011
			$(3,800)

(in thousands)
	Notional	Balance Sheet	December 31, 2009	Receive	Pay	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(299)	0.26%	3.94%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(969)	0.27%	4.04%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,041)	0.28%	4.12%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(292)	0.26%	2.74%	11/23/2011
			$(2,601)
______

(1)	Based on the three month LIBOR.

The effect of derivative instruments on the Consolidated Statement of Income was as follows:

Derivatives in cash flow hedging relationships:

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)

	For the three months ended September 30,			For the three months ended September 30,
	2010	2009		2010	2009
Interest Rate Swap - A	$42	(56)	Interest expense	$(45)	(44)
Interest Rate Swap - B	147	(185)	Interest expense	(139)	(130)
Interest Rate Swap - C	167	(205)	Interest expense	(141)	(132)
Interest Rate Swap - D	(1)	(66)	Interest expense	(59)	(56)
	$355	(512)		$(384)	(362)

Form 10-Q: 28

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)

	For the nine months ended September 30,			For the nine months ended September 30,
	2010	2009		2010	2009
Interest Rate Swap - A	$143	85	Interest expense	$(136)	(107)
Interest Rate Swap - B	495	289	Interest expense	(420)	(330)
Interest Rate Swap - C	557	267	Interest expense	(431)	(329)
Interest Rate Swap - D	3	(19)	Interest expense	(181)	(122)
	$1,198	622		$(1,168)	(888)

There was no ineffectiveness recognized in net income for our derivative instruments during the three months and nine months ended September 30, 2010 and 2009.

9.	Earnings per Common Share

Basic and diluted earnings per common share and weighted-average common shares outstanding for the period ended September 30, 2009 have been restated to reflect the three-for-two stock split in March 2010.  For additional information, see Note 1, Basis of Presentation and New Accounting Pronouncements.  Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except basic and diluted earnings per common share)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Income from continuing operations	$8,704	$8,467	$23,409	$26,046
Discontinued operations	—	411	—	411
Net income	$8,704	$8,878	$23,409	$26,457

Basic earnings per common share (1):
Income from continuing operations	$0.93	$0.81	$2.42	$2.36
Discontinued operations	—	0.04	—	0.04
Net Income	$0.93	$0.85	$2.42	$2.40

Diluted earnings per common share (1):
Income from continuing operations	$0.91	$0.79	$2.37	$2.32
Discontinued operations	—	0.04	—	0.03
Net Income	$0.91	$0.83	$2.37	$2.35

Basic weighted-average shares outstanding	9,379	10,487	9,686	11,020
Common stock equivalents (1)	217	218	206	221
Diluted weighted-average shares outstanding	9,596	10,705	9,892	11,241

Form 10-Q: 29

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

______

(1)
A total of 151,083 outstanding stock options for the three months and nine months ended September 30, 2009, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for such stock options were higher than the average price of the common shares, and therefore were anti-dilutive.  No outstanding stock options for the three months and nine months ended September 30, 2010 were excluded from the calculation of diluted earnings per common share.

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

	As of September 30, 2010	As of December 31, 2009
The Omnibus Plan	774,461	844,208	(1)
The Director Plan	376,202	389,702	(1)
The ESPP	104,559	104,559	(1)
Shares authorized for future awards	1,255,222	1,338,469	(1)
______

(1)	The number of common shares authorized for future awards as of December 31, 2009 has been restated to reflect a three-for-two stock split in March 2010.

The following table presents the status of, and changes in, stock options.  No stock options have been granted since 2007.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	507,127	$17.21
Granted	—	—
Exercised	(81,375)	11.8
Forfeited	—	—
Outstanding, September 30, 2010	425,752	$18.24	4.07	$7,174

Exercisable at September 30, 2010	425,752	$18.24	4.07	$7,174

Form 10-Q: 30

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$ 0.00 - 10.99	116,625	—	$8.42	1.8	116,625	$8.42
$ 11.00 - 23.99	187,075	—	19.14	4.06	187,075	19.14
$ 24.00 - 40.99	122,052	—	26.25	6.28	122,052	26.25
	425,752	—	$18.24	4.07	425,752	$18.24

The following table presents the status of, and changes in, restricted stock, including performance awards, as of September 30, 2010.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Non-vested, January 1, 2010	208,404	$27.15
Granted	81,419	26.50
Vested	(113,805)	27.68
Forfeited	—	—
Non-vested, September 30, 2010	176,018	$26.73	0.81	$6,176

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

As of September 30, 2010, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of approximately 0.7 years.  The compensation cost related to our share-based awards that was charged to other underwriting expense was $0.7 million and $2.0 million for the three months and nine months ended September 30, 2010, respectively, compared to $0.9 million and $2.5 million for the three months and nine months ended September 30, 2009, respectively.

11.	Employee Benefit Plans

The components of the actuarially computed net periodic pension cost, including the amounts recognized in other comprehensive income, for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 16 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Form 10-Q: 31

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net Periodic Benefit Cost:
Service cost	$143	139	$427	417
Interest cost	164	148	494	444
Expected return on plan assets	(108)	(76)	(324)	(229)
Amortization of prior service cost	1	119	3	359
Amortization of net loss	50	1	152	3
Net periodic benefit cost	250	331	$752	994

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain (loss)	(50)	(1)	(152)	(3)
Amortization of prior service cost	(1)	(119)	(3)	(359)
Total recognized in other comprehensive income (loss)	(51)	(120)	(155)	(362)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$199	211	597	632

We contributed $0.1 million and $1.3 million to our employee benefit plans during the three months and nine months ended September 30, 2010, respectively, compared to $0.1 million and $1.1 million for the three months and nine months ended September 30, 2009, respectively.  We currently anticipate contributing an additional $0.1 million to these plans during the remainder of 2010 for total contributions of $1.4 million.

12.	Commitments and Contingencies

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of September 30, 2010, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and its amount can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured's policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured's policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims. During the third quarter of 2010, an action was commenced against First Professionals by a former insured alleging bad faith in the administration of an MPL claim against the insured, which resulted in an arbitration award of $35.4 million plus post-award statutory interest against the insured. We believe that First Professionals administered the claim in full compliance with applicable laws and standards, and we intend to vigorously defend the matter. We have evaluated this and

Form 10-Q: 32

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

other exposures as of September 30, 2010, and believe our position and defenses are meritorious. However, there can be no assurance as to the outcome of such exposures.  Our primary excess of loss reinsurance program includes a level of coverage for claims in excess of policy limits.  (For additional information regarding our reinsurance coverage see Note 9, Reinsurance, included in our Annual Report on Form 10-K for the year ended December 31, 2009.)  When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure.  In March 2010, First Professionals resolved two related claims from the 2002 accident year against an insured with payments in excess of each claim's $1.0 million policy limit.  The amount paid by First Professionals in excess of the policy limit was $10.0 million for each of the two claims, net of applicable reinsurance of $2.0 million per claim. Such amounts had been fully contemplated in previously established loss and LAE reserves.  An award against us for extra-contractual liability or a significant award or jury verdict, or series of awards or verdicts, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  Between 2006 and 2009, we were assessed an aggregate of $14.7 million (including $1.2 million in 2009) by the Florida Office of Insurance Regulation (“Florida OIR”) at the request of the Florida Insurance Guaranty Association (“FIGA”) with respect to the insolvency of property and casualty insurance companies operating in Florida.  Losses in excess of FIGA's estimates could result in the need for additional assessments by FIGA.  Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and will continue to do so until fully recovered.  Through September 30, 2010, we have recovered $14.1 million of the above mentioned FIGA assessments levied between 2006 and 2009.

In addition to standard guaranty fund assessments, certain states in which we conduct business, including Florida, Texas and Missouri, could also levy special assessments to settle claims caused by certain catastrophic losses.  No such special assessments for catastrophic losses have been made through the third quarter of 2010 or during 2009, 2008 or 2007.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2013.

13.    Subsequent Events

We have evaluated subsequent events for disclosure or recognition in our consolidated financial statements through November 3, 2010, which is the date the consolidated financial statements were available for issuance.

Form 10-Q: 33

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and nine months ended September 30, 2010, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 3, 2010.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following MD&A, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.  Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions.  You should not place undue reliance on these forward-looking statements, which reflect our management's opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

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

v)	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;

vi)	Our exposure to claims for extra contractual damages and losses in excess of policy limits and the unpredictability of court decisions;

vii)	Legislative, regulatory, special interest or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;

viii)	The judicial and legislative review of current tort reform measures;

ix)	Developments in financial and securities markets that could affect our investment portfolio;

x)	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;

xi)	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;

Form 10-Q: 34

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

xii)	The impact of healthcare reform or other significant changes in the healthcare delivery system;

xiii)	Availability of dividends and management fees from our insurance subsidiaries;

xiv)	The results of the acquisition of Advocate, MD Financial Group Inc. (“Advocate, MD”) and other growth initiatives;

xv)	Impairment in the value of our acquisition-related or other goodwill and intangibles;

xvi)	The loss of the services of any key members of senior management;

xvii)	Changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents' ability to place insurance business on our behalf; and

xviii)
Other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, including Item 1A.  Risk Factors and Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 3, 2010.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of their dates.  Forward-looking statements are made in reliance on the safe harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies
The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the Nasdaq Stock Market on the record date.  The common stock issued and outstanding as of December 31, 2009 and the basic and diluted earnings per common share for the three months and nine months ended September 30, 2009 have been retroactively restated.

In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.  Advocate, MD is the fourth largest provider of MPL insurance in Texas and also writes MPL insurance in Mississippi.  Advocate, MD's operations are located in Austin, Texas.

Recent Trends and Other Developments
(Comparisons are made to the comparable period(s) in 2009 unless otherwise indicated)

•
Professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 30 percent to 18,468 policyholders as of September 30, 2010, compared to 14,254 policyholders as of September 30, 2009. This increase in policyholders primarily resulted from the acquisition of Advocate, MD, which closed in November 2009. Excluding Advocate, MD, professional liability policyholders increased 1 percent.

•
Our national policyholder retention rate was 96 percent for the nine months ended September 30, 2010 compared to 95 percent for the comparable period in 2009.  Our Florida policyholder retention rate was 97 percent and 96 percent for the nine months ended September 30, 2010 and 2009, respectively.

•
Net premiums written increased 18 percent and 15 percent for the three months and nine months ended September 30, 2010, respectively, primarily as a result of the acquisition of Advocate, MD.  Excluding Advocate, MD, net premiums written decreased 7 percent and 3 percent for the three months and nine months ended September 30, 2010 compared to the same periods in 2009. The decline in net premiums written for the three months and nine months ended September 30, 2010, is primarily the result of a higher level of tail premiums written during the third quarter of 2009 and differences in the type of business written during the comparative periods offset to a small extent by growth in policyholders.

•
Consolidated revenues were 7 percent percent higher for both the three months and nine months ended September 30, 2010, compared to the same periods in 2009.  Excluding Advocate, MD, consolidated revenues were 8 percent lower for both the three months and nine months ended September 30, 2010 primarily as the result of lower net premiums earned and lower net investment income offset by higher net realized investment gains.

•
Net investment income was 8 percent and 10 percent lower for the three months and nine months ended September 30, 2010, respectively, primarily as the result of lower yields on fixed income securities and cash and cash equivalents due to lower prevailing interest rates. Net realized investment gains increased to $1.6 million and $2.8 million for the three months and nine months ended September 30, 2010, compared to $0.4 million and $1.3 million for the three

Form 10-Q: 36

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

months and nine months ended September 30, 2009.

•
The continuation of favorable overall claim results as compared to previous estimates resulted in the recognition of favorable net loss development related to previously established reserves of $7.0 million and $5.0 million for the three months ended September 30, 2010 and 2009, respectively, and $16.0 million and $14.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The favorable development for the three months and nine months ended September 30, 2010 reflects lower than expected ultimate losses related to the 2005 through 2007 accident years. This favorable development is the result of changes in our previous estimates of incident to claim development, payment frequency and / or payment severity for the respective accident years. Our current accident year loss ratio for the three months and nine months ended September 30, 2010 was 72.1 percent and 71.4 percent, respectively, compared to 71.8 percent and 71.2 percent for the same periods in 2009.

•
Our expense ratio was 28.7 percent and 28.6 percent for the three months and nine months ended September 30, 2010, respectively, compared to 25.9 percent and 25.2 percent for the same periods in 2009. The higher ratios in 2010 were primarily due to lower net premiums earned at our Florida and Missouri insurance subsidiaries and to a smaller extent, lower recoveries on previous insurance guaranty fund assessments and the amortization of intangible assets arising from the acquisition of Advocate, MD. In addition, a write down during 2010 of a receivable deemed uncollectible and lower than normal employee benefit costs during the first nine months of 2009 contributed to the increase in the expense ratio for the nine months ended September 30, 2010.

•
Book value per common share grew 13 percent to $31.24 as of September 30, 2010 from $27.58 as of December 31, 2009. As of September 30, 2010, the statutory surplus of our insurance subsidiaries was $264.5 million and the ratio of net premiums written to surplus was 0.6 to 1.

•
On a trade date basis, we repurchased 378,342 shares of our common stock during the three months ended September 30, 2010 at an average price of $29.99 per share, and as of September 30, 2010, we had remaining authority from our Board of Directors to repurchase 603,434 additional shares under our stock repurchase program.  Through October 29, 2010, we repurchased an additional 14,517 shares of our common stock, on a trade date basis, at an average price of $34.78 per share, and we had remaining authority from our Board of Directors to repurchase an additional 588,917 shares as of that date.

Results of Operations:  Three Months and Nine Months ended September 30, 2010 compared to Three Months and Nine Months Ended September 30, 2009

Our business is comprised of our insurance operations, which operate through our insurance subsidiaries domiciled in Florida, Missouri and Texas.  Financial and selected other data related to our operations is summarized in the table below.  For comparative purposes and to provide additional information to our investors, data with regard to written premiums, policyholders and claims has been broken out between FPIC pre-acquisition business and Advocate, MD.  FPIC pre-acquisition business represents our insurance operations conducted through insurance subsidiaries domiciled in Florida and Missouri.  These operations do not include the operations of Advocate, MD, which was acquired in November 2009.

Net income decreased 2 percent to $8.7 million for the three months ended September 30, 2010, or $0.91 per diluted common share, from $8.9 million, or $0.83 per diluted common share, for the three months ended September 30, 2009.  Net income decreased 12 percent to $23.4 million for the nine months ended September 30, 2010, or $2.37 per diluted common share, compared to $26.5 million, or $2.35 per diluted

Form 10-Q: 37

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

common share, for the nine months ended September 30, 2009.  Net income includes a gain on the disposal of discontinued operations of $0.4 million or $0.04 per diluted common share for the three months ended September 30, 2009 and $0.4 million or $0.03 per diluted common share for the nine months ended September 30, 2009. The decline in net income for the three months ended September 30, 2010 is primarily due to lower net investment income and the inclusion of amortization recorded on intangible assets acquired in connection with the acquisition of Advocate, MD., offset to some extent by higher favorable development on prior accident years and an increase in net realized investment gains. These drivers and a higher combined ratio in the current year further contributed to the decline in net income for the nine months ended September 30, 2010. Share repurchases under our stock repurchase program contributed to the growth in earnings per common share for the three months and nine months ended September 30, 2010.

Information concerning written premiums and policyholders is summarized in the following tables:

(in thousands)	For the three months ended September 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the three months ended September 30, 2009	Percentage Change 2010 vs 2009
Direct premiums written (1)	$48,617	12,765	61,382	51,348	20%
Assumed premiums written	(30)	—	(30)	58	(152)%
Ceded premiums written	(7,305)	(1,653)	(8,958)	(7,141)	(25)%
Net premiums written	$41,282	11,112	52,394	44,265	18%

(in thousands)	For the nine months ended September 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the nine months ended September 30, 2009	Percentage Change 2010 vs 2009
Direct premiums written (1)	$130,213	23,355	153,568	133,458	15%
Assumed premiums written	147	—	147	58	153%
Ceded premiums written	(18,414)	(3,047)	(21,461)	(18,616)	(15)%
Net premiums written	$111,946	20,308	132,254	114,900	15%
______

(1)
Includes $1.7 million and $3.4 million of premiums associated with alternative risk arrangements for the three months and nine months ended September 30, 2010, respectively, compared to $1.5 million and $3.5 million of premiums for the three months and nine months ended September 30, 2009, respectively.  Management fees for such arrangements are included in other income.

	As of September 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	As of September 30, 2009	Percentage Change 2010 vs 2009
Professional liability policyholders	14,419	4,049	18,468	14,254	30%
Professional liability policyholders under alternative risk arrangements	245	—	245	261	(6)%
Total professional liability policyholders	14,664	4,049	18,713	14,515	29%

Form 10-Q: 38

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Direct premiums written increased 20 percent and 15 percent percent for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily as a result of the acquisition of Advocate, MD.  Excluding Advocate, MD, direct premiums written decreased 5 percent and 2 percent for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decline in direct premiums written for the three months and nine months ended September 30, 2010, is primarily the result of a higher level of tail premiums written during the third quarter of 2009 and differences in the type of business written during the comparative periods offset to a small extent by growth in policyholders. Our national policyholder retention rate was 96 percent for the nine months ended September 30, 2010 compared to 95 percent for the comparable period in 2009.  Our Florida policyholder retention rate was 97 percent and 96 percent for the nine months ended September 30, 2010 and 2009, respectively.

Net premiums written increased 18 percent and 15 percent for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily as the result of the acquisition of Advocate, MD.  Excluding Advocate, MD, net premiums written decreased 7 percent and 3 percent for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily as the result of the drivers discussed above with regard to direct premiums written for the three months and nine months ended September 30, 2010.

Net premiums earned increased 7 percent and 9 percent for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily as the result of the acquisition of Advocate, MD.  Excluding Advocate, MD, net premiums earned decreased 9 percent and 7 percent for the three months and nine months ended September 30, 2010, respectively, primarily as the result of the drivers discussed above with regard to direct premiums written for the three months and nine months ended September 30, 2010.

Net investment income declined 8 percent and 10 percent for the three months and nine months ended September 30, 2010, respectively, primarily as the result of lower yields on fixed income securities and cash and cash equivalents due to lower prevailing interest rates.

Form 10-Q: 39

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the following table:

		For the three months ended September 30,		For the nine months ended September 30,
		2010	2009	2010	2009
Loss ratio
Current accident year		72.1%	71.8%	71.4%	71.2%
Prior accident years		(16.5)%	(12.7)%	(12.7)%	(12.1)%
Calendar year loss ratio	A	55.6%	59.1%	58.7%	59.1%

Underwriting expense ratio	B	28.7%	25.9%	28.6%	25.2%
Insurance guaranty fund recoveries		(0.3)%	(0.6)%	(0.2)%	(0.8)%
Underwriting expense ratio excluding insurance guaranty fund assessments (recoveries)	C	29.0%	26.5%	28.8%	26.0%

Combined ratio (Sum of A+B)		84.3%	85.0%	87.3%	84.3%

Combined ratio excluding insurance guaranty fund assessments (recoveries) (Sum of A+C)		84.6%	85.6%	87.5%	85.1%

Net losses and LAE increased 1 percent and 8 percent for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to the acquisition of Advocate, MD.  As a result of the continuation of favorable overall claim results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $7.0 million and $5.0 million for the three months ended September 30, 2010 and 2009, respectively, and $16.0 million and $14.0 million for the nine months ended September 30, 2010 and 2009, respectively. The favorable development for the three months and nine months ended September 30, 2010 reflects lower than expected ultimate losses related to the 2005 through 2007 accident years. This favorable development is the result of changes in our previous estimates of incident to claim development, payment frequency and / or payment severity for the respective accident years. Our current accident year loss ratio remained relatively stable for the nine months ended September 30, 2010 at 71.4 percent compared to 71.2 percent for the same period in 2009.

Other underwriting expenses increased 19 percent and 24 percent for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily as the result of the acquisition of Advocate, MD.  Excluding Advocate, MD, other underwriting expenses decreased 1 percent and increased 4 percent for the three months and nine months ended September 30, 2010, respectively. The increase in other underwriting expenses for the nine months ended September 30, 2010 is primarily due to lower recoveries on previous insurance guaranty fund assessments and the write down of a receivable deemed uncollectible.  Additionally, there were lower than normal employee benefit costs during the first nine months of 2009.

Other expense for the three months and nine months ended September 30, 2010 includes adjustments to true up the fair value of contingent consideration under the earnout agreement associated with the acquisition of Advocate, MD.  The fair value of the contingent consideration as of September 30, 2010 is currently estimated to be $7.1 million, reflecting an adjustment to increase the estimated contingent consideration by approximately $0.1 million from the beginning of the year estimate for changes in projected performance under the agreement. For additional information on the fair value of contingent consideration, see Note 2, Fair Value Measurements.

Form 10-Q: 40

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Income tax expense increased 22 percent for the three months ended September 30, 2010 and decreased 2 percent for the nine months ended September 30, 2010 when compared with the same periods in 2009.  The changes in income tax expense correspond with the fluctuations in income before income taxes and also reflect an adjustment to a valuation allowance associated with unrealized losses on investments during 2009.  Our effective tax rate was 34 percent and 33 percent for the three months and nine months ended September 30, 2010, respectively, and 30 percent and 31 percent for the three months and nine months ended September 30, 2009, respectively.  Excluding the impact of the adjustment to the valuation allowance and an adjustment to the estimated fair value of contingent consideration associated with the acquisition of Advocate, MD, our effective tax rate was 33 percent for the three months and nine months ended September 30, 2010 compared to 31 percent and 33 percent for the three months and nine months ended September 30, 2009, respectively.  The lower effective tax rate for the three months ended September 30, 2009 reflects adjustments resulting from finalizing our year 2008 income tax return.

Selected information concerning our direct professional liability insurance claim data is summarized in the following tables:

(in thousands)	For the nine months ended September 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the nine months ended September 30, 2009	Percentage Change 2010 vs 2009
Net paid losses	$65,664	4,452	70,116	53,715	31%
Less: net paid losses on assumed business in run-off and commuted reinsurance agreements	230	—	230	562	(59)%
Net paid losses excluding assumed business in run-off and commuted reinsurance agreements	65,434	4,452	69,886	53,153	31%

Net paid LAE	31,138	4,700	35,838	32,761	9%
Less: net paid LAE on assumed business in run-off and commuted reinsurance agreements	4	—	4	7	(43)%
Net paid LAE excluding assumed business in run-off and commuted reinsurance agreements	31,134	4,700	35,834	32,754	9%

Net paid losses and LAE excluding assumed business in run-off and commuted reinsurance agreements	$96,568	9,152	105,720	85,907	23%

Form 10-Q: 41

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

	For the nine months ended September 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the nine months ended September 30, 2009	Percentage Change 2010 vs 2009
Total professional liability claims closed without indemnity payment	436	172	608	421	44%
Total professional liability incidents closed without indemnity payment	725	93	818	479	71%
Total professional liability claims and incidents closed without indemnity payment	1,161	265	1,426	900	58%

Total professional liability claims with indemnity payment	258	42	300	254	18%

CWIP Ratio on a rolling four quarter basis (1)	37%	21%	34%	37%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	17%	15%	17%	22%
______

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

	For the nine months ended September 30, 2010
	FPIC pre-acquisition business	Advocate, MD	Consolidated	For the nine months ended September 30, 2009	Percentage Change 2010 vs 2009
Total professional liability claims reported during the period	649	178	827	578	43%
Total professional liability incidents reported during the period	674	81	755	739	2%
Total professional liability claims and incidents reported during the period	1,323	259	1,582	1,317	20%

Total professional liability claims and incidents that remained open	3,186	307	3,493	3,532	(1)%

Selected professional liability insurance claims data.  Net paid losses and LAE, excluding assumed business in run-off and commuted reinsurance contracts, increased for the nine months ended September 30, 2010 compared with the same period in 2009 as the result of the acquisition of Advocate, MD and the resolution of two related claims against an insured from accident year 2002.   The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each such claim.  Such amounts had been fully contemplated in previously established loss and LAE reserves.  Excluding these payments, net paid losses and LAE for FPIC pre-acquisition business declined 11 percent.  On a rolling four quarter basis ended September 30, 2010, the CWIP ratio was 34 percent and the CWIP ratio, including incidents, was 17 percent, compared to 37 percent

Form 10-Q: 42

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

and 22 percent, respectively, for the same period ended in 2009.  The CWIP ratios remain within our expectations.  Excluding claims and incidents reported at Advocate, MD, total professional liability claims and incidents reported during the period was relatively level with the prior period.  When adjusted to reflect the composition of our book of business, frequency was essentially level with 2009.  Our inventory of open claims and incidents was relatively flat taking into account the acquisition of Advocate, MD and inclusion of its open claims and incidents.  Excluding the open claims and incidents of Advocate, MD, professional liability claims and incidents that remained open declined 10 percent.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Liquidity and Capital Resources
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals and Anesthesiologists Professional Assurance Company, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $27.3 million during 2010 without prior regulatory approval.  In furtherance of our capital management initiatives, we have received $26.9 million in dividends through September 30, 2010. In addition, we received permission from the Florida Department of Insurance Regulation for a $15 million special dividend to be paid in the fourth quarter of 2010.  As of September 30, 2010, the holding company held cash and liquid investments of $15.4 million.

For additional information concerning our liquidity and financial resources, see Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash used in operating activities was $3.1 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $8.1 million for the nine months ended September 30, 2009.  The decline in net cash provided by operating activities is primarily due to higher loss and LAE payments as noted above and lower premium receipts during the nine months ended September 30, 2010 partially offset by lower tax payments in the current year.

Net cash provided by investing activities was $46.1 million for the nine months ended September 30, 2010 compared to $49.3 million for the nine months ended September 30, 2009.  Net cash provided by investing activities increased during 2010 primarily as the result of transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio.

Net cash used in financing activities was $28.6 million for the nine months ended September 30, 2010 compared to $35.0 million for the nine months ended September 30, 2009.  The decrease in net cash used in financing activities for 2010 is primarily due to lower share repurchases under our stock repurchase program.

As of September 30, 2010, we had cash and investments of $741.4 million.  Included within cash and investments were cash and cash equivalents of $73.0 million and fixed income securities, available-for-sale, with a fair value of approximately $68.4 million with scheduled maturities during the next 12 months.

We believe that our cash and investments as of September 30, 2010, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Form 10-Q: 43

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is dependent on, among other things, market conditions.  The following table summarizes the components of our capital structure as of September 30, 2010 and December 31, 2009:

(in thousands)	As of	As of
	September 30, 2010	December 31, 2009
Long-term debt	$46,083	46,083
Shareholders' equity	$288,148	279,787
Ratio of debt to total capitalization	13.8%	14.1%

Long-Term Debt
During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million.  The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another. In accordance with the guidance on the consolidation of variable interest entities we have not consolidated these subsidiary trusts.

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.33 percent to 4.50 percent as of September 30, 2010).  We have the option to redeem the senior notes and trust-preferred securities on any quarterly interest payment date, in whole or in part, without premium or penalty.  However, if we elected to redeem our long-term indebtedness, we would be required to unwind our interest rate swaps and any related gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The senior notes and trust preferred securities have stated maturities of 30 years and are due in May and October 2033.

Contractual Obligations and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; (3) employee benefit plans; and (4) contingent consideration related to the acquisition of Advocate, MD.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of September 30, 2010 that would give rise to previously undisclosed market, credit or financing risk.  No significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Form 10-Q: 44

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk.  Our market risk sensitive instruments are acquired for purposes other than trading.  There have been no material changes in our reported market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2009. The disclosures presented below provide information concerning credit risk exposures as of September 30, 2010.

Credit risk - fixed income securities and reinsurance.  Credit risk is the risk that issuers of securities owned by us will default, or other parties, primarily our insureds and reinsurers that owe us money, will not pay.  Financial instruments that potentially expose us to concentrations of credit risk consist of fixed income investments, premiums receivable, deposits with reinsurers, and assets carried for reinsurance recoverables related to unpaid losses and LAE and unearned premiums.  Reinsurers that are neither authorized nor accredited by applicable state insurance departments (“unauthorized reinsurers”) are required to provide collateral in the form of an irrevocable letter of credit or investment securities held in a trust account to collateralize their respective balances due to us.

As of September 30, 2010, our fixed income portfolio had an overall average credit quality of AA-, based on the lower of the available credit ratings from Moody's Investment Services (“Moody's”) or Standard & Poor's (“S&P”) for each investment security in our portfolio.  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  As of September 30, 2010, approximately 33 percent of our fixed income securities consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

As of September 30, 2010 over 99 percent of our fixed income securities were rated by at least S&P or Moody's.  Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor.  In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.  The following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating:

(in thousands)	Underlying Credit Rating
	AAA - A	BBB	Below BBB	Not Rated	Total
Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$75,087	5,401	128	1,205	$81,821
Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$69,048	2,129	5,571	5,073	$81,821
______

(1)
The ratings noted above were determined by using the lower of the available credit ratings from S&P or Moody's unless the underlying issuer's stand-alone credit rating was higher than the S&P or Moody's stated rating, in which case the underlying issuer's stand-alone credit rating was used.

(2)	The ratings noted above were determined by using the lower of the available credit ratings from S&P or Moody's.

As of September 30, 2010, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee:

Form 10-Q: 45

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

(in thousands)	Value of Fixed-Income Securities Containing a Third-Party Guarantee
Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand-Alone Credit Rating	Total Securities Containing a Third-Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$39,864	3,614	43,478
Assured Guaranty	18,314	—	18,314
Permanent School Fund	9,696	—	9,696
American Municipal Bond Assurance Corporation	4,271	1,081	5,352
Financial Guaranty Insurance Company	4,248	226	4,474
Other guarantors	355	152	507
Total	$76,748	5,073	81,821

We do not hold any direct exposures to a financial guarantor in our investment portfolio.

Item 4.    Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of September 30, 2010 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC's disclosure controls and procedures were found to be effective at a reasonable assurance level.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During 2010, we began the design and implementation of internal controls over financial reporting for our subsidiary, Advocate, MD, which was acquired in November 2009.  There have been no other changes in our internal control over financial reporting that occurred during 2010 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of September 30, 2010, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and its amount can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award

Form 10-Q: 46

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

or jury verdict exceeds the insured's policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured's policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for medical professional liability (“MPL”) insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims. During the third quarter of 2010, an action was commenced against First Professionals by a former insured alleging bad faith in the administration of an MPL claim against the insured, which resulted in an arbitration award of $35.4 million plus post-award statutory interest against the insured. We believe that First Professionals administered the claim in full compliance with applicable laws and standards, and we intend to vigorously defend the matter. We have evaluated this and other exposures as of September 30, 2010, and believe our position and defenses are meritorious. However, there can be no assurance as to the outcome of such exposures. An award against us for extra-contractual liability or a significant award or jury verdict, or series of awards or verdicts, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

For additional information concerning our commitments and contingencies, see our Annual Report on Form 10-K for the year ended December 31, 2009, Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 12, Commitments and Contingencies to this Form 10-Q.

Item 1A.    Risk Factors

There have been no changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2010.

Stock Repurchase Plan − Under our stock repurchase program, we may repurchase shares up to the amounts available for repurchase at such times, and in such amounts, as management deems appropriate.  Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures.  For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2009, Item 8.  Financial Statements and Supplementary Data, Note 10 Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Form 10-Q: 47

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

The following table summarizes our common stock repurchases on a trade date basis for the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month (1)
July 2010
Repurchase programs (1)	119,265	$28.01	119,265	362,511
Employee transactions (2)	—	$—	—	—

August 2010
Repurchase programs (1)	135,296	$29.67	135,296	727,215
Employee transactions (2)	—	$—	—	—

September 2010
Repurchase programs (1)	123,781	$32.25	123,781	603,434
Employee transactions (2)	—	$—	—	—

Total	378,342	$29.99	378,342	603,434
_____

(1)
Our Board of Directors authorized our share repurchase program in July 2006.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program was amended on August 27, 2010 to increase the repurchase authorization by an additional 500,000 shares and expires on March 31, 2011.

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

November 3, 2010	FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 49

Exhibit Index to Form 10-Q
For the Quarter Ended September 30, 2010

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