Form 10-K
period 2010-12-31
FPIC INSURANCE GROUP INC
filed 2011-03-09
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________

FPIC Insurance Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

FLORIDA
(State or Other Jurisdiction of Incorporation or Organization)
1-11983	59-3359111
(Commission file number)	(IRS Employer Identification No.)
1000 Riverside Avenue, Suite 800 Jacksonville, Florida 32204 (Address of Principal Executive Offices) (904) 354-2482 (Registrant's Telephone Number, Including Area Code) www.fpic.com
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

•	Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

•	Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

•
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

•
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

•
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

•	Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated	☐	Accelerated	☑	Non-accelerated	☐	Smaller Reporting Company	☐

•	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

•
The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 was $234,097,110.

•	As of February 22, 2011 there were 8,574,409 shares of the Registrant's Common Stock, $.10 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

FPIC Insurance Group, Inc.
2010 Annual Report on Form 10-K

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.
Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management's opinions only as of the date of the filing of this Annual Report on Form 10-K. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than that imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document.

Part I

Item 1.    Business

Overview
FPIC Insurance Group, Inc. (“FPIC”) was formed in a reorganization of First Professionals Insurance Company, Inc., formerly named Florida Physicians Insurance Company, Inc. (“First Professionals”), in 1996. We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as an insurance carrier. Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Professional corporations share in the limits of liability under a physician's or dentist's policy and optional coverage is available to purchase a separate limit of liability for a professional corporation under an insured's MPL policy.
Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.
In November 2009, we acquired Advocate, MD Financial Group Inc. (“Advocate, MD”). Pursuant to the terms of the agreement, First Professionals acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals. Advocate, MD is the fourth largest provider of MPL insurance in Texas and also writes MPL insurance in Mississippi. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
We are the largest provider of MPL insurance in Florida, the fourth largest provider in Texas and have top five market positions in Georgia and Arkansas.  In all, we currently write MPL insurance in 14 states and are licensed to write in 32 states.  Based on 2009 premiums reported by SNL Financial LC, Florida and Texas are the fifth and eighth largest markets, respectively, for MPL insurance in the United States in terms of direct premiums written ("DPW").  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.
At December 31, 2010, we employed 151 people. Our employees are not covered by a collective bargaining agreement.

____________
Form 10-K: 1

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We believe our relationships with our employees are very important and further believe that our significant number of long-term employees is indicative of good employee relations.
All share and per share data, including basic and diluted earnings per common share and weighted-average common shares outstanding for periods prior to 2010 have been restated to reflect a three-for-two stock split. For additional information, see Note 12, Earnings per Common Share.

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
Pursuing disciplined growth. We believe that pursuing disciplined growth is critical to sustained profitability over the long-term. We systematically assess opportunities for disciplined growth in the MPL insurance marketplace, including organic growth in our core markets, entrance into new markets, logical extensions of our current business and acquisitions of other MPL insurers (such as Advocate, MD) or MPL books of business. We continue to see and assess growth opportunities in our core markets, which are presented to us as a result of our long-standing relationships in the medical and agent communities, our expertise and our strong market and capital positions. In addition, as a complement to our core underwriting operations, we have developed an initiative to provide management and related services to groups and organizations that choose not to purchase insurance from the traditional insurance markets. Market conditions in the states where we operate remain highly competitive. Additionally, as a result of significantly improved loss trends, pricing has declined in recent years, particularly in our Florida and Texas markets. This lower rate environment combined with our commitment to disciplined underwriting and pricing will continue to make organic revenue and policyholder growth challenging in the near term. We remain focused on new business opportunities that are consistent with our strategic objectives.
Maintaining our financial strength and efficiently managing our capital. Our objective is to consistently achieve attractive results for our shareholders while maintaining our overall financial strength. We remain committed to maintaining the strength and liquidity of our balance sheet by appropriately managing our financial and operating leverage, prudently investing our assets, maintaining strong and appropriate capital and reserve positions and pursuing growth in a disciplined manner. In addition, we have an intensive focus on measuring the key areas of our business and utilize various financial and actuarial systems for the purpose of evaluating and controlling our business. Our financial strength and operating leverage, which are shown in the table below, have been recognized by A.M. Best, which has given us an A- (Excellent) rating. We also have a group insurer financial strength rating of A- (Strong) from Fitch Ratings, Ltd. (“Fitch”).

(in thousands)	2010	2009(1)	2008
Net premiums written	$163,873	146,349	162,282
Statutory surplus of our insurance subsidiaries	$257,848	262,600	242,812
Operating leverage (net premiums written / statutory surplus)	0.6	0.6	0.7
_______

(1)
The 2009 operating leverage shown above includes net premiums written ("NPW") of $2.2 million and statutory surplus of $31.2 million relating to Advocate, MD. Net premiums written for the full year ended December 31, 2009 relating to Advocate, MD were $24.7 million. Our 2009 operating leverage would remain at 0.6 when using Advocate, MD's net premiums written for the full year.

____________
Form 10-K: 2

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on either a short-term or long-term basis. The following table contains information concerning our capital resources and our debt to total capital ratios for the last three years.

(in thousands)	As of December 31,
	2010	2009	2008
Long-term debt	$46,083	46,083	46,083
Shareholders' equity	$275,291	279,787	259,894
Ratio of debt to total capital	14.3%	14.1%	15.1%
We remain committed to managing our capital prudently, and our strong capital position has allowed us to conduct our stock repurchase program as shown in the table below.

(shown on a settlement date basis)	As of December 31,
	2010	2009	2008
Number of shares repurchased	1,381,961	1,787,444	2,202,510
Aggregate cost of repurchased shares (in thousands)	$41,357	40,385	66,310
Average cost per common share	$29.93	22.59	30.11
Through February 22, 2011, we have repurchased an additional 345,330 shares(1) on a settlement date basis, under our Rule 10b5-1 plan, at an aggregate cost of $12.7 million, or $36.65 per share, and had remaining authority from our Board of Directors to repurchase 443,270 more shares as of that date. We will continue to evaluate additional stock repurchases in light of market conditions, our capital management strategy and our financial and business outlook.
_______

(1)
On a trade date basis, we have repurchased an additional 347,000 shares of our common stock at an aggregate cost of $12.7 million or $36.58 per share and had remaining authority from our Board of Directors to repurchase an additional 414,270 shares.

Focusing on key geographic markets. We target selected market areas where we believe we can establish a meaningful presence and leverage local market knowledge and experience. We believe that the ability to manage our business effectively and compete within the unique environment of each state is critical to our success.
Maintaining disciplined underwriting and pricing. We maintain a disciplined focus on selecting appropriate risks and pricing those risks in order to achieve our financial objectives. In the face of lower premium rates and increased competition in our core markets, it will continue to be important for us to maintain appropriate pricing and risk selection.
Effectively managing loss costs and operational expenses. In addition to prudent risk selection, we manage our loss costs through effective claims handling and risk management initiatives. We seek to minimize our incidence of claims by offering our insureds risk management programs that are designed to assist them in successfully managing their individual risk factors. Once a claim has been made, we work to effectively manage the claim to an appropriate resolution. We also strive to maintain an efficient operating cost structure while delivering a high level of service to our customers.
Recruiting and retaining experienced management. We have an experienced management team with diverse expertise in insurance, accounting, finance and legal disciplines. Our management team has an average of more than 23 years of experience in the insurance industry and professions serving the insurance industry. We establish performance expectations and measure performance of our management team consistent with our strategies for creating shareholder value.

Insurance Operations
We actively conduct our business principally through the following subsidiaries:

•	First Professionals, a wholly owned subsidiary of FPIC

•	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals

•	Intermed, a wholly owned subsidiary of Tenere

•	Advocate, MD, a wholly owned subsidiary of First Professionals

•	Advocate, MD Insurance of the Southwest Inc. (“Advocate, MD Insurance”), a wholly owned subsidiary of Advocate, MD

•	Advocate Insurance Services, Inc., a wholly owned subsidiary of Advocate, MD

____________
Form 10-K: 3

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

•	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC

•	FPIC Insurance Agency, Inc., a wholly owned subsidiary of FPIC
At December 31, 2010, our insurance subsidiaries insured 18,643 MPL policyholders, including 269 policyholders to whom we provide management services under alternative risk arrangements. Our primary focus is on individual professionals, whether or not they practice individually or as a member of a group. We do not provide insurance to nursing homes or other large healthcare institutions. Our MPL insurance line comprised nearly 100 percent of our DPW for the year ended December 31, 2010.
The following table summarizes our direct premiums written, subdivided by state.

(in thousands)	For the year ended December 31,
	2010	% of Total	2009	% of Total	2008	% of Total
Florida	$123,934	65%	130,796	77%	148,130	80%
Texas (1)	29,563	15%	4,214	2%	1,983	1%
Georgia	11,982	6%	12,608	7%	12,918	7%
Arkansas	8,700	5%	10,116	6%	10,196	5%
Missouri	4,289	2%	4,855	3%	6,344	3%
All other	12,674	7%	7,804	5%	6,259	4%
All states	$191,142	100%	170,393	100%	185,830	100%
_______

(1)
2010 and 2009 DPW in Texas include $27.8 million and $2.4 million in DPW of Advocate, MD Insurance. For additional information on our acquisition of Advocate, MD in November 2009, see Note 3, Acquisition of Advocate, MD to the consolidated financial statements included elsewhere herein.

We reinsure portions of our business, principally through our excess of loss reinsurance programs. Although reinsurance does not legally discharge us from our obligations to policyholders as the primary insurer, it does make the reinsurers liable to us to the extent of the risks ceded. Effective January 1, 2011, First Professionals, APAC and Intermed obtained additional reinsurance with respect to extra-contractual obligations ("ECO") and claims in excess of policy limits ("XPL"). The current term of this additional reinsurance coverage is through December 31, 2011. For additional information on our reinsurance programs, see Note 9, Reinsurance, to the consolidated financial statements included elsewhere herein. The placement of reinsurance with a number of individual companies and syndicates assists in mitigating the concentration of credit risk under our reinsurance programs. We monitor the financial condition and creditworthiness of our reinsurers periodically and use reinsurance brokers and intermediaries to assist in the process of the placement of our reinsurance. Most of our reinsurers are rated A or better by A.M. Best. Reinsurers that are not authorized or accredited by applicable state insurance departments are required to provide collateral in the form of an irrevocable letter of credit or to provide investment securities held in a trust account to secure their respective balances due.
The following table summarizes our ceded premiums written by program.

(in thousands)	For the year ended December 31,
	2010	2009	2008
Excess of loss reinsurance	$(21,235)	(18,000)	(19,123)
Fronting and other programs (1)	(6,180)	(6,102)	(4,425)
Total ceded premiums written	$(27,415)	(24,102)	(23,548)
_______
(1)    Includes $5.3 million, $4.8 million and $2.9 million of DPW related to our initiative to provide management services for alternative risk arrangements for the years ended December 31, 2010, 2009 and 2008, respectively.

____________
Form 10-K: 4

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Net premiums written are gross premiums written net of reinsurance ceded. The following table summarizes our net premiums written, subdivided by state, and presents the insurance business and underwriting risks we retain for our own account after reinsurance ceded to others.

(in thousands)	For the year ended December 31,
	2010	% of Total	2009	% of Total	2008	% of Total
Florida	$110,155	67%	116,227	79%	132,453	82%
Texas (1)	26,400	16%	3,650	2%	1,647	1%
Georgia	10,291	6%	10,999	8%	11,197	7%
Arkansas	7,252	4%	8,482	6%	8,644	5%
Missouri	3,808	2%	3,772	3%	4,930	3%
All other	5,967	5%	3,219	2%	3,411	2%
All states	$163,873	100%	146,349	100%	162,282	100%
_______

(1)
2010 and 2009 NPW in Texas include $24.9 million and $2.1 million in NPW of Advocate, MD Insurance. For additional information on our acquisition of Advocate, MD in November 2009, see Note 3, Acquisition of Advocate, MD to the consolidated financial statements included elsewhere herein.

Marketing
MPL insurance markets vary substantially on a state-by-state basis, with each state having its own unique regulatory, legislative, judicial and competitive environment. We believe our understanding of our target markets provides us with competitive advantages in terms of underwriting, pricing, claims management and policyholder service. In addition, our focus on selected markets has allowed us to achieve meaningful positions in those markets. We seek to grow our positions in other chosen markets by targeting certain specialties and focusing on quality business. The following tables show the breakdown of our policyholders by state and type:

	2010	% of Total	2009	% of Total	2008	% of Total
MPL policyholders by state:
Florida	11,566	62%	11,910	65%	11,407	82%
Texas	4,364	23%	3,745	20%	180	1%
Georgia	793	4%	815	5%	770	6%
Arkansas	477	3%	622	3%	528	4%
Missouri	516	3%	509	3%	551	4%
All other	927	5%	684	4%	466	3%
Total	18,643	100%	18,285	100%	13,902	100%

	2010	% of Total	2009	% of Total	2008	% of Total
MPL policyholders by type:
Physicians	12,457	67%	12,390	68%	9,128	66%
Dentists	3,853	21%	3,846	21%	3,714	27%
Allied	1,739	9%	1,517	8%	631	4%
Optometrist	510	3%	455	3%	344	2%
Other	84	—%	77	—%	85	1%
Total policyholders	18,643	100%	18,285	100%	13,902	100%

Our principal insurance subsidiary, First Professionals, was established by Florida physicians and has served the Florida market for 35 years. In Florida, we are endorsed by the Florida Medical Association and the Florida Dental Association, 22 county medical societies and 16 state specialty societies. We also continue to develop relationships with organized medicine in other markets, including medical societies in South Carolina and Georgia. Our endorsements, however, do not require us to accept applicants for insurance who do not meet our underwriting criteria. Our years in the Florida

____________
Form 10-K: 5

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

market have enabled us to develop extensive resources in the state and a deep understanding of the market and its regulatory and judicial environments. We believe this market knowledge provides us with meaningful competitive advantages.
We believe our physician-oriented culture and reputation for outstanding client service, among both agents and policyholders, have allowed us to attract and retain many of the preferred risks that we seek in the marketplace. We market our coverage primarily through an established network of independent agents who have specialized knowledge in our markets, many of whom have long-standing relationships with us. We emphasize client service, physician advocacy, commitment to our markets, established relationships with organized medicine and aggressive, effective claims defense, and we believe these emphases differentiate us from our competition. Our policyholder retention rates in our core Florida market and nationwide are shown in the following table.

	December 31,
	2010	2009	2008
Nationwide	94%	95%	96%
Florida	96%	95%	96%

Underwriting
We believe that prudent risk selection is also integral to our success. Accordingly, we focus on a wide range of underwriting factors, including the individual professional's practice environment, training, claims history, professional reputation, medical specialty and geographic location of practice. We underwrite professionals on an individual basis, whether they practice individually or as a member of a group. We generally require board certification or board eligibility from an appropriate American specialty board as a prerequisite for coverage. We believe that our extensive market knowledge provides us with competitive advantages in establishing appropriate pricing and risk selection. Within our chosen markets, we do not manage our business to achieve specified market share goals. Rather, we seek to maximize our profitability by competing for quality business based on factors other than price alone.
99 percent of the policies we offer are on a claims-made basis, where only claims reported to us prior to the cancellation or expiration of the policy period are covered. We believe our claims-made approach allows us to estimate our loss exposure and price our coverage more accurately than with policies written on an occurrence basis generally, where losses may be reported for a number of years after a policy's coverage period. We offer occurrence policies in selected markets where occurrence coverage is widely available and where we believe we can reasonably estimate claim experience and establish appropriate rates. Tail policies, which are written on an occurrence basis, are offered to existing policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice. In our largest market, Florida, many physicians and other medical professionals have responded to changes in the MPL marketplace by purchasing lower coverage limits. As a result, our purchased policy limits in Florida are lower on average than is typically the case in many other markets. Similarly, in Texas purchased policy limits tend to be lower.
The following table shows the distribution of the policy limits of our insured Florida physicians:

	As of December 31,
Policy limits of:	2010	2009	2008
$0.25 million per loss or less	69%	70%	69%
$0.5 million per loss or less	83%	83%	83%
The following table shows the distribution of the policy limits of our insured Texas physicians:

	As of December 31,
Policy limits of:	2010	2009
$0.2 million per loss or less	66%	70%
$0.5 million per loss or less	91%	85%
We believe lower policy limits prevalent in our primary markets, among other things, generally contributes to reduced volatility in our loss severity relative to other markets where higher insured limits are prevalent. A lower policy limit distribution, however, may also result in an increase in ECO / XPL exposure. Generally, our reinsurance programs include coverage for such exposures, subject to the coverage limits described in Note 9, Reinsurance to the consolidated financial

____________
Form 10-K: 6

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

statements included elsewhere herein.

Claims Management
We seek to aggressively defend non-meritorious claims and expeditiously resolve meritorious claims in order to lower our overall loss costs and to manage our ECO / XPL exposure. In furtherance of our claims strategy, we employ personnel with significant MPL claims experience and training and we utilize a select network of defense attorneys to assist us in executing our claims management philosophy.

Risk Management
We also provide our insureds with comprehensive risk management services designed to heighten their awareness of situations giving rise to potential liability, to educate them on ways to improve administration and operation of their medical practices and to assist them in implementing risk management processes. In addition, we conduct risk management surveys for clinics and large medical groups to help improve their practice procedures. Complete reports of these surveys that specify areas of the policyholder's medical or dental practice that may need attention are provided to the policyholder on a confidential basis. We author risk management newsletters, contribute multiple articles to professional journals and provide comprehensive risk management reference materials to our policyholders. We also participate in periodic seminars on risk management to medical societies and other groups. These educational offerings are designed to increase risk awareness and the effectiveness of loss prevention and also strengthen our relationship with our customers.

Industry Overview
According to the latest calendar year data published by SNL Financial LC, the MPL insurance market in the United States totaled $10.7 billion in DPW for the year ended December 31, 2009, a decrease of 3.8 percent from the prior year. The financial performance of the property and casualty insurance industry, and of the MPL insurance sector, has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions (a soft insurance market) followed by periods of capacity shortage and lesser competition (a hard insurance market).
We are currently operating under soft market conditions, with significant competition and pressure on premium rates following several years of overall favorable claims trends. Our Florida insurance subsidiaries implemented the premium rate changes shown in the table below. Further rate changes may be implemented if actuarially warranted. Additionally, we may face pressure from insurance regulatory authorities to implement further rate changes from time to time. In recent years, the Florida Office of Insurance Regulation (the “Florida OIR”) has sought to minimize premium rates in property and casualty insurance generally, including in the MPL insurance line, based on its assessment of improved claims trends. We expect this challenging market environment, with continued pressure on premium rates and new business prospects to continue at least through 2011. The Florida premium rate changes for physician insureds and effective dates since January 1, 2006 are shown below:

Insurance Subsidiary	Effective Date	Florida MPL Premium Effective Rate Change
First Professionals	August 1, 2010	0.0 percent
APAC	August 1, 2010	0.0 percent
First Professionals	December 1, 2008	12.0 percent decrease
APAC	December 1, 2008	12.0 percent decrease
First Professionals	December 1, 2007	8.5 percent decrease (1)
APAC	December 1, 2007	8.5 percent decrease (1)
First Professionals	December 1, 2006	9.2 percent decrease (1)
APAC	July 1, 2006	12.6 percent decrease (1)
_______

(1)
As adjusted to reflect the factor in our rate filings with respect to insurance guaranty fund assessments levied by the Florida OIR. For additional information on the assessments levied in 2006 and 2007 by the Florida OIR, see Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Insurance Ratings
Insurance-specific ratings represent the opinion of rating agencies regarding the financial strength of an insurance company and its capacity to meet its insurance obligations. These ratings are based on factors more relevant to policyholders, agents and intermediaries than to investors and are not specifically directed toward the protection of

____________
Form 10-K: 7

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

investors. They are not recommendations to buy, sell or hold a company's securities. The significance of individual agencies and their ratings vary among different users. Our primary rating organizations are A.M. Best and Fitch and represent the only rating agencies that we have engaged to provide a rating on an interactive basis. Other organizations that may rate us develop their ratings independently using publicly available data and without consulting us; these ratings are generally consumer-oriented and involuntary on our part.
An insurance company's rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. In addition, certain independent agents and brokers may establish a minimum A.M. Best rating for participation in a potential market. The significance of the A.M. Best rating to a given company varies depending upon the products involved, customers, agents, competition and market conditions. In addition, the significance of the A.M. Best rating may vary from state to state. Our insurance subsidiaries have a group financial strength rating from A.M. Best of A- (Excellent) with a stable outlook, which is within the secure range of available ratings and represents the fourth highest of 16 rating levels. Our insurance subsidiaries have a group insurer financial strength rating of A- (Strong) from Fitch, which represents the third highest of nine rating levels.

Competition
We face substantial competition in the markets we serve. Our competitors include companies that have substantially greater financial resources and higher financial strength ratings than we have, organizations, particularly mutual insurers, reciprocals, risk retention groups or trusts, that may have lower return on capital objectives than we have, and start-up companies aggressively seeking market share. In Florida, our largest market and where we are the market leader, we compete with a number of competitors, including:

•	MAG Mutual Insurance Company;	•	The Doctors Company; and
•	ProAssurance Corporation ("ProAssurance");	•	The Medical Protective Company.
We also face significant competition in Texas where we are the fourth largest writer in the state and compete with a number of competitors, including:

•	Texas Medical Liability Trust;	•	The Medical Protective Company; and
•	American Physicians Insurance Company (acquired by ProAssurance in November 2010);	•	Medicus Insurance Company.
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
We believe that the principal competitive factors affecting our business are service, reputation and price, and that we are competitive in all of these areas. We enjoy particularly strong brand recognition in Florida, our largest market, by virtue of having been organized by, and initially operated for the benefit of, Florida physicians. The services offered to our insureds, as well as the healthcare community in general, are intended to promote name recognition and to maintain and improve loyalty among our insureds. MPL insurance underwritten by First Professionals has the exclusive endorsement of the Florida Medical Association and the Florida Dental Association. We are also endorsed by various county and state medical societies in Florida, Georgia and Texas. In general, local carriers that have been able to maintain strong customer loyalty have a leading market position in their respective states. We seek to grow our position in other chosen markets by targeting certain specialties and quality business.

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

____________
Form 10-K: 8

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Except as described below, Florida insurance laws do not allow any person to acquire, directly or indirectly, five percent or more of the voting securities of a Florida insurance company without the prior written approval of the Florida OIR. Any purchaser of five percent or more of our common stock is presumed to have acquired a similar level of control of our insurance subsidiaries. Instead of obtaining prior approval, a purchaser of more than five percent, but not more than ten percent, of a Florida insurance company's voting securities may file a disclaimer of affiliation and control with the Florida OIR. Similar laws exist in Texas and Missouri, except that the approval threshold is ten percent or more.
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
Insurance companies are required to file detailed annual reports in each state in which they do business. The financial statements contained in such reports are prepared using statutory accounting principles and are referred to in the insurance industry as statutory-basis financial statements. Statutory accounting principles represent a comprehensive basis of accounting that is different from accounting principles generally accepted in the United States of America ("GAAP"), and consequently the accounting practices used by our insurance subsidiaries in their regulatory financial statements are different in certain material respects from the accounting policies used in preparing the consolidated financial statements included in this report. The National Association of Insurance Commissioners (the “NAIC”) has adopted the Codification of Statutory Accounting Principles (the “NAIC Codification”). The NAIC Codification became applicable to all statutory-basis financial statements issued after January 1, 2001. While the NAIC Codification represents the official guidance on the statutory-basis of accounting, each individual state and insurance department continues to have the discretion to modify this guidance or establish its own statutory accounting principles for insurance companies.
Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims against insolvent insurers. Generally, these associations can assess insurers on the basis of written premiums in their particular states. In November 2009, the Florida OIR levied an assessment of 0.8 percent on all 2008 Florida property and casualty DPW (an assessment of $1.2 million in our case). The Florida OIR also levied similar assessments in 2006 and 2007. Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and will continue to do so until fully recovered. For additional information on these assessments see Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.
In addition to standard guaranty fund assessments, the Florida, Texas and Missouri legislatures could also levy special assessments to settle claims caused by certain catastrophic losses. No such special assessments for catastrophic losses were made in recent years. MPL policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2013.
Federal healthcare reform legislation has been enacted but is the subject of legal challenges. Accordingly, we cannot predict the ultimate terms of this legislation or future reform proposals, including possible federal medical malpractice reform proposals, or what effect this legislation or such proposals may have on our business.

Tort Reform
A number of the states in which we operate, including Florida, Texas, Georgia, Arkansas, and Missouri, have passed various medical malpractice tort reform measures. For instance, beginning in 2003, Florida enacted a series of laws and adopted a series of constitutional amendments that provide for, among other things, a $0.5 million cap on non-economic damages under certain circumstances, certain modifications to bad faith statutes, limitations on fees to plaintiffs' attorneys, and abolition of joint and several liability in medical malpractice actions. Similarly, Texas has, among other things, placed caps on non-economic damages ($0.25 million in the aggregate recoverable from all individual defendants and $0.5 million in the aggregate recoverable from all institutions) and abolished joint and several liability. In general, we believe that these reforms have provided an additional level of stability to the MPL insurance market and have contributed to the decline in frequency of claims since enactment. The Florida cap on non-economic damages has been held, subject to appeal, by one Florida appellate court to be unconstitutional as applied to “straddle cases” in that jurisdiction (cases involving claims made after the effectiveness of the cap for alleged injuries that occurred prior to the effectiveness of the cap) but has been upheld by the Florida appellate court of another jurisdiction. We expect these cases ultimately to be decided by the Florida Supreme Court.
Given the nature of these reforms, the uncertainties surrounding future legislative initiatives and the fact that certain of these reforms are being challenged in certain state courts, we are unable to determine what specific effect these

____________
Form 10-K: 9

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

developments have had on our claims experience or to predict what their effect may be in the future. To the extent these reforms have contributed to lower frequency of claims and are not ultimately upheld, the reversal of these reforms may result in a higher frequency and / or severity of claims in the future.

Additional Information with Respect to Our Business; Website Access to Information
We will provide our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after electronically filing such materials with or furnishing them to, the United States Securities and Exchange Commission (“SEC”). Such materials will be provided without charge through our internet website at http://www.fpic.com. We also make available free of charge on our website our annual report to shareholders, code of ethics and certain committee charters and other corporate governance information. Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC's electronic data gathering and retrieval (“EDGAR”) system available through the SEC's website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors
Risks Related to Our Industry

Our operations are concentrated in the MPL insurance industry, and our profitability may be adversely affected by current “soft market” conditions and any negative developments and cyclical changes in that industry.

Substantially all of our revenues are generated from sales within the MPL insurance industry. Because of our concentration in this line of business, negative developments in the business or economic, competitive or legal environments or regulatory conditions affecting the MPL insurance industry, broadly or in our markets, could have a negative effect on our profitability and would have a more pronounced effect on us compared to more diversified companies. The MPL insurance industry historically is cyclical in nature, characterized by periods of significant price competition and excess underwriting capacity (a soft market) followed by periods of high premium rates and shortages of underwriting capacity (a hard market). We are currently operating under soft market conditions, with significant competition and pressure on premium rates following several years of overall favorable claims trends. During 2006 through 2009, premium rates declined in our core Florida market, primarily as a result of improved claims results and premium rates remained relatively level in 2010. We cannot predict how market conditions will continue to change, or the manner in which, or the extent to which, any such changes may adversely impact our business or profitability. We anticipate, however, that the current soft market conditions will continue at least through 2011.

We operate in a competitive environment, and our success depends upon our ability to retain existing business and to develop new business.
We compete with specialty insurers and in some cases, alternative risk arrangements, whose activities are limited to regional and local markets, as well as other large national property and casualty insurance companies that write MPL insurance. Our competitors include companies that have substantially greater financial resources and higher financial strength ratings than we have, organizations particularly mutual insurers, reciprocals, risk retention groups or trusts, that may have lower return on capital objectives than we have, and start-up companies aggressively seeking market share. We also face competition from other insurance companies for the services and allegiance of independent agents and brokers, on whose services we depend in marketing our insurance products. Increased competition and other factors could adversely affect our ability to attract new business and to retain existing business at adequate prices, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

____________
Form 10-K: 10

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

•	Competition from other providers of MPL insurance;

•	Price regulation by insurance regulatory authorities;

•	Selection and implementation of appropriate rating formulae or other pricing methodologies;

•	Availability of sufficient reliable data;

•	Uncertainties inherent in estimates and assumptions generally;

•	Adverse changes in claim results;

•	Incorrect or incomplete analysis of available data;

•	Our ability to predict policyholder retention, investment yields and the duration of our liability for losses and loss adjustment expenses (“LAE”) accurately; and

•	Unanticipated effects of court decisions, legislation, or regulation, including those related to tort and healthcare reform.
These risks and uncertainties could cause us to underprice our policies, which would negatively affect our results of operations, or to overprice our policies, which could reduce our competitiveness. Either such event could have a material adverse effect on our financial condition, results of operations and cash flows.

Our results and financial condition may be affected by our failure to establish adequate loss and LAE reserves or by reductions in favorable development of prior year reserves.
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment. In developing our estimates of losses and LAE, we evaluate and consider actuarial projection techniques based on our assessment of facts and circumstances then known, historical loss experience data and estimates of anticipated trends. This process assumes that past experience, adjusted for the effects of current developments, changes in operations and anticipated trends, constitutes an appropriate basis for predicting future events. While we believe that our loss and LAE reserves are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and incur a charge or credit to earnings, as the case may be, in the period the reserves are adjusted. Any such adjustment could have a material impact on our financial condition, results of operations and cash flows. In addition, our results in recent years have benefited from the recognition of favorable development of prior year reserves but there can be no assurance that such favorable development will continue in the future. Since our loss and LAE reserves represent our largest financial statement item subject to estimation and judgment, there can be no assurance that our estimates will not change in the future. For additional information on our loss and LAE reserves, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our exposure to claims for extra-contractual obligations and losses in excess of policy limits and the unpredictability of court decisions could have a material adverse impact on our financial condition, results of operations or cash flows.

Within the Florida market for MPL insurance in particular, the magnitude of payments for extra-contractual liability and losses in excess of policy limits (commonly referred to as “bad faith” exposures) has increased in recent years and is expected to continue to be a significant source of uncertainty. Our policy to aggressively defend claims made against our insureds that we consider unwarranted or claims where reasonable settlement cannot be achieved, and the unpredictability of court decisions, may increase such exposure. An award for extra-contractual liability or a significant award or jury verdict, or a series of awards or verdicts, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.

Significant changes in the healthcare delivery system, through healthcare reform or otherwise, could materially affect our operations.
Healthcare reform or other significant changes could alter the healthcare delivery system, raise the cost sensitivity of our insureds, or alter how healthcare providers insure their MPL risks. Federal healthcare reform legislation has been enacted but is the subject of legal challenges. Accordingly, we cannot predict the ultimate terms of this legislation or future reform proposals, including possible federal medical malpractice reform proposals, or what effect this legislation or such proposals may have on our business. In addition, significant market-driven changes in the healthcare system have resulted in many medical professionals joining or becoming contractually affiliated with hospitals and other larger organizations. This trend may result in a significant decrease in the role of the physician in the MPL insurance purchasing decision and in a significant increase in the role of professional risk managers, who may be more price-

____________
Form 10-K: 11

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

sensitive and who may favor insurance companies that are larger and more highly rated than we are. Also, larger healthcare organizations tend to retain more risk than independent professionals and are more likely to self-insure. For these reasons, consolidation in the healthcare industry could negatively affect our business.

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

We are subject to extensive regulation by the insurance regulatory agency in each state in which we operate. Regulation is intended for the benefit of the policyholders and may or may not be beneficial to shareholders. In addition to restricting the amount of dividends and other payments that can be made by our insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to, among other things:

•	Premium rates charged to insurance customers;

•	Permitted investments and prescribed statutory accounting practices;

•	Trade practices;

•	Licensing requirements; and

•	Minimum capital and surplus requirements.
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
Tort reforms are generally intended to restrict the ability of a plaintiff to recover damages by imposing one or more limitations, including, limiting types of claims that may be heard in court, limiting the amount or types of damages, shortening the period of time to make a claim, and limiting venue or court selection. Certain states in which we do business have enacted tort reforms, including Florida and Texas, which have enacted significant MPL insurance reforms since 2003. The constitutionality of certain Florida tort reforms, related to caps on non-economic damages, is currently being challenged in at least two Florida court cases.  These two cases involve the issue of whether this cap can or cannot be applied to so-called “straddle cases” in which the alleged injury occurred prior to the effective date of the cap but a claim against the medical provider concerning the alleged injury is commenced after the effective date of the cap.  The appellate court in one case upheld the retroactive application of the cap, but the appellate court in the other case ruled to the contrary.  These cases are currently on appeal to the Florida Supreme Court.  There can be no assurance that tort reform measures will ultimately be upheld by Florida courts or in any other state where challenged. In addition, we anticipate that trial lawyer and other groups will continue legislative lobbying efforts to weaken or overturn existing tort reforms and to block further reforms.

We are subject to assessment by state insurance guaranty associations.
State insurance guaranty associations or other insurance regulatory bodies may assess us, generally on the basis of insurance written in their states, for the purposes of funding the unpaid claims and policyholder benefits of insolvent insurers or to cover catastrophes in their states. Between 2006 and 2009, we were assessed an aggregate of $14.8 million by the Florida OIR at the request of the Florida Insurance Guaranty Association ("FIGA") with respect to the insolvency of property and casualty insurance companies operating in Florida. No assessments were made in 2010. There can be no assurance that we will not be subject to additional assessments with respect to insolvencies and such additional assessments could adversely impact our financial condition, results of operations and cash flows. Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and will continue to do so until fully recovered.

____________
Form 10-K: 12

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Risks Related to Our Company

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
The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed-income securities. In addition, deteriorating economic conditions could impact the value of our equity securities. Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities deemed other-than-temporary. These changes could have a material adverse effect on our financial condition, results of operations or cash flows. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated assets and a multiple of our shareholders' equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings. During 2010 and 2009, we recorded other-than-temporary impairment ("OTTI") charges of $0.9 million and $2.1 million, respectively. As of December 31, 2010, our investment portfolio included gross unrealized investment gains of $27.6 million and gross unrealized investment losses of $2.2 million.

The trading price of our shares may be volatile.
There tends to be significant volatility in the market for equity securities generally. The trading price of our shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors, may have an adverse impact on the trading price of our shares:

•	actual or anticipated variations in our quarterly results, including per share results, of operations;

•	the level of our share repurchases and the effect of such repurchases on our per share financial data;

•	changes in market valuations of companies in the property casualty and MPL insurance industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and trading volumes;

•	our relatively small market capitalization and the relatively low trading volume of our shares; and

•	announcements by us or our competitors of acquisitions or strategic alliances.

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
As part of our overall risk management strategy, we purchase reinsurance for significant levels of risk related to policies underwritten by our insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. If we were unable to renew our expiring coverage or to obtain new reinsurance coverage, our net exposure to risk would increase or, if we were

____________
Form 10-K: 13

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

unwilling to bear an increase in net risk exposures we may have to limit the amount of risks we write.

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

Any acquisitions we make could disrupt our business and harm our financial condition or results of operations.
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
As a result of purchase accounting for our business combination transactions, our consolidated balance sheet at December 31, 2010 contained goodwill and intangible assets of $27.2 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment in the value of our goodwill or intangible assets. If we determine that an impairment has occurred, we would be required to write-off the impaired portion of goodwill or intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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
Third party rating agencies assess and rate the claims paying ability of insurers based upon criteria established by the agencies. Financial strength ratings, in particular the rating of A.M. Best, are used by agents and clients as an important means of assessing the financial strength and quality of insurers. A significant downgrade or withdrawal of such a rating could adversely affect our ability to sell insurance policies and inhibit us from competing effectively. In addition, in the competitive market for our insurance products, competitors with higher financial strength ratings might have a competitive advantage over us.

Item 1B.    Unresolved Staff Comments - None

____________
Form 10-K: 14

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 2.    Properties
The physical properties used by us are summarized in the table below. We believe that these properties are suitable and adequate for our business as presently conducted.

Description	Location	Type of Property	Owned or Leased	Approximate Square Footage
Corporate offices and Insurance subsidiaries	Jacksonville, Florida	Offices	Owned	72,000

Insurance subsidiaries	Plantation, Tampa, Coral Gables and Winter Park, Florida Springfield, Missouri Austin, Texas	Offices	Leased	21,000

Item 3.    Legal Proceedings
We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of December 31, 2010, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and its amount can be reasonably estimated.
In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured's policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured's policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims. In October 2009, an MPL claim against one of our insureds resulted in a significant arbitration award ($35.4 million plus post-award statutory interest at the rate of 18 percent per year) against that insured. During the third quarter of 2010, our insured commenced an action against First Professionals alleging bad faith in the administration of this claim. We have evaluated this and other such exposures as of December 31, 2010, and believe our positions and defenses are meritorious. However, there can be no assurance as to the outcome of these exposures. In March 2010, First Professionals resolved two related claims from the 2002 accident year against an insured with payments in excess of each claim's $1.0 million policy limit.  The amount paid by First Professionals in excess of the policy limit was $10.0 million for each of the two claims, net of applicable reinsurance of $2.0 million per claim. Such amounts had been fully contemplated in previously established loss and LAE reserves.  An award against us for extra-contractual liability or a significant award or jury verdict, or series of awards or verdicts, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.
For additional information concerning our commitments and contingencies, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Item 4.    [Removed and Reserved]

____________
Form 10-K: 15

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Part II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FPIC.” We estimate that as of February 22, 2011, there were approximately 1,430 shareholders of record of our common stock. The following table shows the high and low sales prices per share of our common stock on the NASDAQ Global Select Market for each quarter of 2010 and 2009.

	2010		2009
	High	Low	High	Low
First quarter	$28.23	23.31	29.54	21.17
Second quarter	$29.14	25.51	25.80	18.41
Third quarter	$35.24	24.96	24.39	20.06
Fourth quarter	$39.24	34.14	26.19	21.94
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
Stock Repurchase Plans
During 2010, we repurchased 1,381,961 shares of our common stock, on a settlement date basis, at an average price per share of $29.93. On a trade date basis, we repurchased 1,393,541 shares of our common stock during 2010 at an average price of $30.13 per share. Under our stock repurchase program, we may repurchase shares at such times, and in such amounts, as management deems appropriate, up to the maximum number of shares authorized by our Board of Directors for repurchase. Under certain circumstances, limitations may be placed on our ability to repurchase our common stock by the terms of the indenture agreements relating to our junior subordinated debentures. For information regarding these limitations, refer to Note 10, Long-term Debt to the consolidated financial statements included elsewhere herein, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, below. The following table summarizes our common stock repurchases on a trade date basis for the three-month period ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month (1)
October 2010
Repurchase programs (1)	14,517	$34.78	14,517	588,917
November 2010
Repurchase programs (1)	117,817	$36.70	117,817	471,100
December 2010
Repurchase programs (1)	209,830	$37.95	209,830	761,270
Total	342,164	$37.39	342,164	761,270
_______

(1)
Our Board of Directors approved our share repurchase program in July 2006 and approved increases of 500,000 shares each in December 2006, in July and August 2007, in April, June and November 2008, in March, July and December 2009, and in August and December 2010. We publicly announced the program on August 8, 2006 and

____________
Form 10-K: 16

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

announced the increases in our reports filed with the SEC as follows: current report on Form 8-K filed on December 22, 2006, quarterly reports on Form 10-Q filed on November 2, 2007, April 30, 2008, July 20, 2008, May 6, 2009, August 5, 2009 and November 4, 2010 and annual reports on Form 10-K filed on March 4, 2009, March 3, 2010 and March 9, 2011. This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise. This program expires on March 31, 2011, but it is expected to be extended.

PERFORMANCE GRAPH
The following performance graph does not constitute soliciting material and shall not be deemed to be incorporated by reference into any other previous or future filings by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this report by reference therein.
The following performance graph compares the cumulative total return for FPIC common stock, the Russell 2000 index and our peer group (the “FPIC Peer Group”) for the five-year period ended December 31, 2010. The graph assumes an investment on December 31, 2005, of $100 in each of FPIC common stock, the stocks comprising the Russell 2000 index and the common stocks of the FPIC Peer Group. The graph further assumes that all paid dividends were reinvested. The Russell 2000 index and the FPIC Peer Group are weighted by market capitalization. SNL Financial LC of Charlottesville, Virginia, prepared the calculations for the information below.
Source: SNL Financial LC, Charlottesville, VA © 2011 www.snl.com

FPIC Insurance Group, Inc.

Total Return Performance
175
150
125
100
75
50
Index Value
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
FPIC Insurance Group, Inc.
Russell 2000
FPIC Peer Group 2009 (1)
FPIC Peer Group 2010 (2)

	Period Ending
Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
FPIC Insurance Group, Inc.	$100.00	112.31	123.86	126.17	111.30	159.77
Russell 2000	$100.00	118.37	116.51	77.15	98.11	124.46
FPIC Peer Group 2009 (1)	$100.00	107.83	118.00	118.21	117.37	139.98
FPIC Peer Group 2010 (2)	$100.00	102.63	112.91	108.51	110.42	124.59
________

(1)	The FPIC Peer Group 2009 includes ProAssurance Corporation, American Physicians Capital, Inc. and American

____________
Form 10-K: 17

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Physicians Service Group Inc.

(2)	The FPIC Peer Group 2010 includes ProAssurance Corporation (American Physicians Capital, Inc. and American Physicians Service Group Inc. were acquired during 2010 and are no longer publicly traded).

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
On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the NASDAQ Stock Market on the record date.  Basic and diluted weighted-average shares outstanding and basic and diluted earnings per common share for periods prior to 2010 have been retroactively restated to reflect the stock split.

(in thousands)	As of December 31,
	2010	2009	2008	2007	2006
		(1)		(4)	(5), (6)
Total cash and investments	$707,087	744,813	712,665	782,310	866,836
Total assets	$986,263	1,031,483	997,985	1,077,022	1,219,059
Liability for losses and loss adjustment expenses	$520,546	559,257	555,848	585,087	642,955
Long-term debt	$46,083	46,083	46,083	46,083	46,083
Total liabilities	$710,972	751,696	738,091	781,425	933,805
Shareholders' equity	$275,291	279,787	259,894	295,597	285,254

(in thousands)	For the year ended December 31,
	2010	2009	2008	2007	2006
		(1), (2), (3)	(2), (3)	(2), (4)	(2), (5), (6)
Direct and assumed premiums written	$191,288	170,451	185,830	151,575	251,424
Net premiums written	$163,873	146,349	162,282	127,943	222,423

Revenues
Net premiums earned	$168,085	156,474	172,830	198,899	226,965
Net investment income	24,941	27,749	30,295	31,309	32,242
Net realized investment gains (losses)	4,148	2,565	(13,552)	(565)	80
Other income	535	510	432	381	485
Total revenues	197,709	187,298	190,005	230,024	259,772

Expenses
Net losses and loss adjustment expenses	97,329	92,185	99,721	103,852	151,648
Other underwriting expenses	48,547	41,376	37,992	44,488	50,983
Interest expense on debt	3,614	3,620	3,827	4,472	4,291
Other expenses	3,053	964	412	454	5,729
Total expenses	152,543	138,145	141,952	153,266	212,651

Income from continuing operations before income taxes	45,166	49,153	48,053	76,758	47,121
Less: Income tax expense	15,570	15,545	15,953	25,668	14,182
Income from continuing operations	$29,596	33,608	32,100	51,090	32,939

____________
Form 10-K: 18

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in thousands, except earnings per common share)	For the year ended December 31,
	2010	2009	2008	2007	2006
		(1), (2), (3)	(2), (3)	(2), (4)	(2), (5), (6)
Discontinued operations
Gain (loss) on disposal of discontinued operations (net of income taxes)	$—	411	—	(191)	18,649
Discontinued operations	—	411	—	(191)	18,649

Net income	$29,596	34,019	32,100	50,899	51,588

Basic Earnings per Common Share:
Income from continuing operations	$3.10	3.11	2.53	3.58	2.11
Discontinued operations	—	0.04	—	(0.01)	1.20
Net income	$3.10	3.15	2.53	3.57	3.31

Basic weighted-average shares outstanding	9,537	10,801	12,674	14,268	15,577

Diluted Earnings per Common Share:
Income from continuing operations	$3.03	3.05	2.46	3.46	2.04
Discontinued operations	—	0.04	—	(0.01)	1.16
Net income	$3.03	3.09	2.46	3.45	3.20

Diluted weighted-average shares outstanding	9,761	11,026	13,042	14,741	16,121
_______

(1)
In November 2009, First Professionals acquired all of the issued and outstanding stock of Advocate, MD. For additional information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Acquisition of Advocate, MD to the consolidated financial statements included elsewhere herein.

(2)
Other underwriting expenses include the following with respect to guaranty fund assessments levied by the Florida OIR: 2010: recoveries of $0.3 million; 2009: a charge of $1.2 million (offset by recoveries of $1.2 million); 2008: recoveries of $2.7 million; 2007: charges of $4.2 million (offset by recoveries of $0.7 million); and 2006: charges of $9.4 million.

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

(4)
Effective January 1, 2007, First Professionals commuted all assumed reinsurance treaties with Physicians' Reciprocal Insurers ("PRI") under which First Professionals acted as a reinsurer. Under the terms of the commutation agreements, First Professionals paid cash and delivered securities with an aggregate value of $87.7 million to PRI as full settlement of all past and future obligations for policy risks previously reinsured by First Professionals. The corresponding net liabilities related to these agreements carried by First Professionals totaled $103.4 million. We recognized an after-tax gain of $9.7 million as a result of the commutation.

(5)	During 2006, we disposed of our insurance management operations and ultimately recognized an $11.6 million after tax-gain on the sale.

(6)
Effective July 1, 2002, our subsidiary, First Professionals, entered into a finite quota share reinsurance agreement with Hannover Re. In accordance with the agreement, First Professionals ceded quota share portions of its 2002, 2003 and 2004 DPW, net of other reinsurance. The agreement was terminated effective June 30, 2004 and commuted effective December 31, 2006. As a result of the commutation, we no longer incurred the finance charges previously associated with funds withheld under the agreement.

____________
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

Business Overview
We operate in the MPL insurance sector of the property and casualty insurance industry. Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for professional corporations under which physicians or dentists practice. We are the largest provider of MPL insurance in Florida, the fourth largest provider in Texas and have top five market positions in Georgia and Arkansas.  In all, we currently write MPL insurance in 14 states and are licensed to write in 32 states.  Based on 2009 premiums reported by SNL Financial LC, Florida and Texas are the fifth and eighth largest markets, respectively, for MPL insurance in the United States in terms of DPW.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.
In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals. In connection with the acquisition, we paid cash consideration of $33.6 million at closing, and may pay up to $12.0 million in additional consideration depending on the performance of Advocate, MD during the two-year period following closing. In connection with the transaction, we also retired all of Advocate, MD's outstanding bank debt, totaling $9.0 million. Advocate, MD is the fourth largest provider of MPL insurance in Texas and also writes MPL insurance in Mississippi. Advocate, MD's operations are located in Austin, Texas. In January 2011, we made our first payment under the earnout agreement between FPIC and Advocate, MD. In connection with the agreement, we made a payment of $4.4 million based on Advocate, MD's attainment of targets with respect to direct written premiums, combined ratio and underwriting profits. For additional information on the acquisition of Advocate, MD, see Note 3, Acquisition of Advocate, MD, to the consolidated financial statements included elsewhere herein.
On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date).  Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the Nasdaq Stock Market on the record date.  The common stock issued and outstanding as of December 31, 2009 and the basic and diluted earnings per common share for periods prior to 2010 have been retroactively restated to reflect the stock split.
Effective June 30, 2010, we merged Interlex, a wholly owned subsidiary of Intermed, into Intermed, a wholly owned subsidiary of First Professionals.  Prior to the merger, Interlex participated in the intercompany pooling arrangement with our other insurance subsidiaries and prior to 2003 provided legal professional liability insurance in Missouri, Kansas and Florida.

Executive Summary
The discussion below highlights factors that affect the comparability of our results from period to period. For additional information on our 2009 acquisition of Advocate, MD, see Note 3, Acquisition of Advocate, MD to the consolidated financial statements included elsewhere herein.

•
Income from continuing operations and net income decreased 12 percent and 13 percent (1 percent and 2 percent, respectively, on a per diluted common share basis), respectively for the year ended December 31, 2010 compared to 2009. Our 2009 consolidated results include $0.5 million in income from continuing operations and net income from the operations of Advocate, MD after its acquisition on November 13, 2009. Our 2009 net income also includes $0.4 million in discontinued operations related to the resolution of a contingency related to certain consolidated tax returns that included the discontinued operations (2005 and prior), and the expiration of federal and state statutes of limitations for those tax years. The decline in consolidated income from continuing operations is primarily attributable to lower net investment income, higher losses and LAE incurred, other underwriting expenses and other expenses offset by growth in net premiums earned and an increase in net

____________
Form 10-K: 20

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

realized investment gains for the year ended December 31, 2010.

•
The number of professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 2 percent to 18,374 policyholders at December 31, 2010 compared to 18,003 policyholders at December 31, 2009 mainly as a result of an increase in Texas policyholders. Our national policyholder retention was 94 percent and 95 percent for 2010 and 2009, respectively. Florida policyholder retention was 96 percent for 2010 and 95 percent for 2009.

•
Net premiums written increased 12 percent for the year ended December 31, 2010 compared to 2009 as a result of the acquisition of Advocate, MD.  Excluding Advocate, MD, net premiums written decreased 4 percent for 2010 compared to 2009, primarily as the result of a higher level of tail premiums written during 2009, differences in business mix and a 2 percent decline in FPIC pre-acquisition policyholders.

•
During 2008, we launched an initiative to provide management services for alternative risk arrangements. Direct premiums written for 2010 totaled $5.3 million with 269 policyholders related to such business compared to $4.8 million of direct premiums written and 282 policyholders in 2009.

•
Net premiums earned increased 7 percent for 2010 compared to 2009 as a result of the acquisition of Advocate, MD. Excluding the impact of the Advocate, MD acquisition, net premiums earned declined 7 percent, primarily as the result of a prior rate decrease in our Florida market that was reflected in net premiums earned during 2010, a higher level of tail premiums written during 2009 and differences in business mix.

•
Net investment income was 10 percent lower in 2010 compared to 2009, primarily as the result of lower average invested assets and a decline in yields on fixed income securities and cash and cash equivalents due to lower prevailing interest rates. Net realized investment gains increased 62 percent to $4.1 million in 2010. As of December 31, 2010, we had a total of $707.1 million in cash and investments, of which 89 percent were fixed income securities, 2 percent were equity securities, 8 percent were cash and 1 percent were other invested assets. Our fixed income portfolio had an overall average credit quality of Aa3, based on the lower of the available credit ratings from Moody's Investment Services (“Moody's”) and Standard & Poor's (“S&P”).

•
As a result of the continuation of favorable loss trends, we recognized favorable net loss development related to previously established reserves of $23.0 million during 2010 compared to $19.0 million in 2009. Losses and LAE incurred related to the current year increased approximately 8 percent in 2010 primarily as the result of higher net premiums earned resulting from the acquisition of Advocate, MD. Our 2010 loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year (excluding prior year development) was 71.6 percent compared to 71.0 percent for 2009. Our current year loss ratio has increased in recent years as a result of lower premium rates.

•
Other underwriting expenses increased 17 percent for 2010 compared to 2009, primarily as the result of the acquisition of Advocate, MD.  Excluding the impact of the Advocate, MD acquisition, other underwriting expenses were essentially level. Our underwriting expense ratio (defined as the ratio of other underwriting expenses to net premiums earned) was 28.9 percent for 2010 compared to 26.5 percent for 2009. The higher expense ratio for the year 2010 is primarily the result of a prior rate decrease in our Florida market that was reflected in net premiums earned during 2010, higher commission expenses in relation to net premiums earned as compared to 2009 and the acquisition of Advocate, MD.

•
Other expenses increased $2.1 million for 2010 compared to 2009 primarily as a result of the acquisition of Advocate, MD. Other expenses includes an adjustment of $2.5 million to the contingent consideration expected to be paid to former shareholders of Advocate, MD as a result of Advocate, MD's expected performance related to the attainment of targets for direct premiums written, combined ratio and underwriting profit under the earnout agreement entered into in connection with the acquisition. Other expenses for 2009 includes transaction costs associated with the acquisition of Advocate, MD of $0.5 million.

•
On a trade date basis, we repurchased 1,393,541 shares of our common stock during 2010 at an average price of $30.13 per share and as of December 31, 2010, had remaining authority from our Board of Directors to repurchase 761,270 more shares under our stock repurchase program. Through February 22, 2011, we have repurchased an additional 347,000 shares of our common stock, on a trade date basis, at an average price of $36.58 per share and had remaining authority from our Board of Directors to repurchase an additional 414,270 shares as of that date.

•
Book value per common share increased 12 percent to $30.84 as of December 31, 2010 compared to $27.58 as of December 31, 2009. We received $41.9 million in dividends from our insurance subsidiaries during 2010. The

____________
Form 10-K: 21

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

statutory surplus of our insurance subsidiaries as of December 31, 2010 was $257.8 million compared to $262.6 million as of December 31, 2009.

•
In November 2009, at the request of the FIGA, the Florida OIR levied a 0.8 percent assessment ($1.2 million) against our 2008 Florida direct written premiums with respect to the insolvency of property and casualty insurance companies operating in Florida. The assessment is included in our consolidated other underwriting expenses for 2009. No such assessments were levied in 2010. As allowed by Florida law, FPIC's insurance subsidiaries are entitled to recoup this assessment from their Florida policyholders and are doing so.

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
We believe the critical accounting policies discussed in the remainder of this section of our MD&A affect our more significant judgments and estimates used in preparation of our consolidated financial statements. These may be further commented on in applicable sections under discussions that follow in Consolidated Results of Operations and Liquidity and Capital Resources. Information about the significant accounting policies we use in the preparation of our consolidated financial statements is included in Note 2, Significant Accounting Policies to the consolidated financial statements included elsewhere herein.

Liability for Losses and LAE
Our liability for losses and LAE (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment. MPL insurance is our primary line of business and accounted for nearly 100 percent of our total consolidated liability for losses and LAE for both 2010 and 2009.
Our loss and LAE reserves represent management's best estimate, as of the end of the period, of the amounts we expect to pay out in the future on account of all insured events. This liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not yet reported (“IBNR”). Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be settled. This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our focus on claims-made policy coverage. The following table summarizes our liability for losses and LAE by line of business:

(in thousands)	As of December 31, 2010			As of December 31, 2009
	Case reserves	IBNR *	Total reserves	Case reserves	IBNR *	Total reserves
Gross basis:
Medical professional liability	$242,082	261,635	503,717	277,194	274,572	551,766
Other lines	10,577	6,252	16,829	8,549	(1,058)	7,491
Total gross reserves	$252,659	267,887	520,546	285,743	273,514	559,257

Net basis:
Medical professional liability	$209,133	162,115	371,248	235,346	189,892	425,238
Other lines	8,804	6,271	15,075	2,092	(1,518)	574
Total net reserves	$217,937	168,386	386,323	237,438	188,374	425,812

____________
Form 10-K: 22

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

_______

•	Includes case reserve development.
IBNR represents a significant component of our total reserves given the nature of MPL claims and the inherent difficulty in establishing such reserves.  For example, a significant portion of total LAE reserves is reflected in IBNR given the difficulty in determining the ultimate costs necessary to resolve a case.  LAE costs tend to increase over time and can vary significantly based on factors such as whether and when a case is taken to trial.  Additionally, in establishing our best estimate of reserves, we consider other factors, such as potential exposure to claims in excess of policy limits, which is generally contemplated within our IBNR reserves.

Tort reform - A number of the states in which we operate, including Florida, Texas, Georgia, Arkansas, and Missouri, have passed various medical malpractice tort reform measures. For instance, beginning in 2003, Florida enacted a series of laws and adopted a series of constitutional amendments that provide for, among other things, a $0.5 million cap on non-economic damages under certain circumstances, certain modifications to bad faith statutes, limitations on fees to plaintiffs' attorneys, and abolition of joint and several liability in medical malpractice actions. Similarly, Texas has, among other things, placed caps on non-economic damages ($0.25 million in the aggregate recoverable from all individual defendants and $0.5 million in the aggregate recoverable from all institutions) and abolished joint and several liability. In general, we believe that these reforms have provided an additional level of stability to the MPL insurance market and have contributed to the decline in frequency of claims since enactment. The Florida cap on non-economic damages has been held, subject to appeal, by one Florida appellate court to be unconstitutional as applied to “straddle cases” in that jurisdiction (cases involving claims made after the effective date of the cap for alleged injuries that occurred prior to the effective date of the cap) but has been upheld by the Florida appellate court of another jurisdiction. We expect these cases to be ultimately decided by the Florida Supreme Court.
Given the nature of these reforms, the uncertainties surrounding future legislative initiatives and the fact that certain of these reforms are being challenged in certain state courts, we are unable to determine what specific effect these developments have had on our claims experience or to predict what their effect may be in the future. To the extent these reforms have contributed to lower frequency of claims and are not ultimately upheld, the reversal of these reforms may result in a higher frequency and / or severity of claims in the future.

Actuarial techniques and primary factors that impact our reserve estimates - We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business. The actuarial techniques we use that are material to our evaluation of loss and LAE reserves include the following:

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

____________
Form 10-K: 23

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

We also utilize and evaluate calculations contained in actuarial studies performed by our independent actuarial firms to corroborate the adequacy of our carried reserves. Our best estimate may differ from the selected reserve estimate of our independent actuaries because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below. While our best estimate may differ, our carried reserves remain within a reasonable actuarial range of the independent actuaries' selected reserve estimate. The independent reviews of our reserves plays an important role in our overall assessment of the adequacy of our reserves. A typical range of reasonable values for MPL business is considered to be as wide as 15 percent. Therefore, in addition to the performance of the business itself, our financial condition, results of operations and cash flows are sensitive to our reserve estimates and judgments. Our range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2010 was $329.4 million to $401.3 million, with management's best estimate of loss and LAE reserves at $386.3 million. Our independent actuaries' indicated reserve was $363.0 million as of December 31, 2010. The reserve opinions of our independent actuaries for the years ended December 31, 2010 and 2009 have been filed with the respective state insurance regulators along with the statutory financial statements of our insurance companies.
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
In considering the potential sensitivity of the factors and assumptions underlying management's best estimate of loss and LAE reserves, it is also important to understand that the MPL sector of the property and casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim. Our data is presented in the table below:

	For the year ended December 31,
	2010	2009	2008
Loss payments - indemnity only (in thousands)	$88,283	74,248	66,692
Number of claims with an indemnity payment	389	357	330
Average indemnity payment per claim (in thousands) (1)	$227	208	202
_______

(1)
The higher average indemnity payment per claim in 2010 resulted from First Professionals resolving two related claims from the 2002 accident year against an insured with payments in excess of each claim's $1.0 million policy limit.  The amount paid by First Professionals in excess of the policy limit was $10.0 million for each of the two claims, net of applicable reinsurance of $2.0 million per claim. Such amounts were fully contemplated in previously established reserves. Excluding the impact of these payments, the average indemnity payment per claim declined 16 percent in 2010.

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

____________
Form 10-K: 24

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

(in thousands) Variable:	Hypothetical increase of 5 percent	Liability for Losses and LAE as of December 31, 2010 (net of reinsurance)	Hypothetical decrease of 5 percent
Average Indemnity per Claim	$395,590	386,323	377,056
Defense Costs per Claim	$396,372	386,323	376,274
Change in the Frequency of Claims Closed with an Indemnity Payment	$395,590	386,323	377,056
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

Roll forward of consolidated liability for losses and LAE - The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)	For the year ended December 31,
	2010	2009	2008
Net loss and LAE reserves, January 1	$425,812	419,997	440,752

Reserves acquired from acquisition, net of receivable from reinsurers of $5.0 million (1)	—	33,821	—

Incurred Related To:
Current year	120,302	111,176	116,721
Prior years	(22,973)	(18,991)	(17,000)
Total incurred	97,329	92,185	99,721

Paid Related To:
Current Year	(13,628)	(14,262)	(10,922)
Prior Years	(123,190)	(105,929)	(109,554)
Total paid	(136,818)	(120,191)	(120,476)

Net balance, December 31	386,323	425,812	419,997
Plus reinsurance recoverables	134,223	133,445	135,851
Gross balance, December 31	$520,546	559,257	555,848
_________

(1)	In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.
Losses and LAE incurred related to the current year increased approximately 8 percent in 2010 and decreased approximately 5 percent in 2009. The increase in loss and LAE incurred during 2010 is primarily the result of higher net premiums earned resulting from the acquisition of Advocate, MD. As noted in our discussion of results of operations below, our net premiums earned increased 7 percent in 2010 and decreased 9 percent in 2009. The growth in net premiums earned in 2010 is primarily the result of the inclusion of a full year of activity for Advocate, MD, which was

____________
Form 10-K: 25

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

acquired in November 2009. The decrease in net premiums earned in 2009 is the result of lower premium rates in our Florida market and a prior shift in business mix. Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year (excluding prior year development) was 71.6 percent, 71.0 percent, and 67.5 percent for 2010, 2009 and 2008, respectively. Our current year loss ratio has increased in recent years primarily as a result of lower premium rates, following several years of overall favorable claims trends.
Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings in the current year with respect to liabilities established in prior years. Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made. During 2010, our loss and LAE reserve estimates for prior years decreased $23.0 million compared to $19.0 million in 2009. The favorable prior year loss development reflects a decline in expected ultimate losses for prior years, primarily the 2005 through 2008 accident years, as the result of changes in our previous estimates of incident to claim development, payment frequency and / or payment severity for the respective accident years.
While we believe that our estimates for ultimate projected losses and LAE are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Loss Reserve development table - The following table sets forth on a calendar year basis, the development of our liability for losses and LAE, net of amounts recoverable under reinsurance arrangements, for the ten-year period preceding the year ended December 31, 2010, and the cumulative amounts paid with respect to such reserves. Development reflects the difference between the amount we previously established as loss reserves and the re-estimated liability as of the end of each succeeding year. Favorable development, or redundancy, means that we now believe we will have to pay less for related claims than we had previously established in reserves and have revised our reserve estimates accordingly. Adverse development, or deficiency, means that we now believe we will have to pay more for related claims and have increased our reserve estimates. The table also provides a reconciliation of our liability net of reinsurance to the gross liability before reinsurance, as it is shown on our consolidated statement of financial position.
The net cumulative redundancy / (deficiency) shown in the table below for each year end includes accident year development for all years leading up to that year. For example, for the year ended December 31, 2010, there was $23 million of favorable development for calendar year 2009 reserves, including all accident years leading up to and including 2009. This favorable development consists of $10 million of favorable development for accident years 2007 and earlier and $13 million of favorable development for accident years 2008 and 2009 (for purposes of the ten-year table below, $3 million of favorable development is reflected in 2009 as a result of the acquisition of Advocate, MD and the inclusion of all of Advocate, MD's reserves in the 2009 calendar year). Further, the net cumulative redundancy / (deficiency) shown in the table below also includes development for multiple calendar years. For example, the $39 million cumulative redundancy in 2008 consists of $20 million of favorable development during calendar year 2010 and $19 million of favorable development during calendar year 2009.
As the table below indicates, our reserve estimates can vary over time based on actual results and our assessment of the impact of recent conditions and trends. For example, the cumulative net reserves carried at the end of calendar years 2000 through 2004 have been lower than subsequent payments and re-estimates and have developed upward (i.e., deficiently). In contrast, net reserves at the end of calendar years 2005 through 2009 have decreased from the amounts initially carried and have developed downward (i.e., redundantly). Improvements in recent years have resulted in a redundancy in the cumulative net reserves carried at the end of 2010 as compared to our prior estimates.
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
The following factors have contributed to the variation in our historical loss development:

•
For accident years 2000 through 2002, we experienced higher than expected claims trends in Missouri. We also experienced adverse development in our core Florida book primarily due to increases in ALAE for those report years as a result of the stricter claims handling philosophy we implemented in 2001.  This philosophy resulted in increases in ALAE costs for open claims including claims for prior accident years.  Although our claims handling philosophy has positively impacted our overall loss costs, it had an adverse affect on older accident years where higher LAE were not entirely offset by lower indemnity expenses for those years.

•
First Professionals resolved two related claims from the 2002 accident year during 2010 against an insured with payments in excess of each claim's $1.0 million policy limit.  The amount paid by First Professionals in excess of the policy limit was $10.0 million for each of the two claims, net of applicable reinsurance of $2.0 million per claim.

____________
Form 10-K: 26

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

In establishing its best estimate of reserves, management takes into consideration the exposure to potential ECO / XPL losses. Such exposures are generally contemplated within our IBNR reserves (i.e., reserves that are not allocated to individual claims or accident years). While there was development related to the payment of these claims affecting the 2002 accident year, the exposure to these claims was contemplated in our previously established IBNR reserves.

•
For accident years 2000 through 2004, we experienced adverse development related to an assumed reinsurance program. This reinsurance program was placed into run-off in 2004 and was commuted effective January 1, 2007.

•
Accident years 2005 through 2009 have developed favorably overall, in particular accident years 2005 through 2008. We have experienced favorable development on these years as the result of changes in our previous estimates of incident to claim development, payment frequency and / or payment severity for the respective accident years. A broad range of factors likely contributed to the improved claim results, including tort reform and the stricter claims philosophy we implemented in 2001.

____________
Form 10-K: 27

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in millions)

Year Ended December 31,	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Liability for losses and LAE, net	$386.3	425.8	420.0	440.8	484.1	359.6	301.7	298.8	272.0	238.1	223.6

Re-estimated net liability as of:
One Year Later		402.8	401.0	423.8	454.1	354.6	301.7	299.2	272.5	240.5	232.2
Two Years Later			381.0	404.8	441.6	331.6	299.5	326.6	288.2	250.1	231.6
Three Years Later				394.8	429.6	345.8	296.0	335.2	320.3	273.2	238.8
Four Years Later					433.6	340.8	325.2	335.2	328.5	297.4	255.6
Five Years Later						358.9	325.2	372.0	328.5	301.2	269.3
Six Years Later							355.3	372.0	353.5	301.2	268.8
Seven Years Later								403.6	353.5	309.0	268.8
Eight Years Later									377.2	309.0	271.6
Nine Years Later										311.0	271.6
Ten Years Later											270.7

Cumulative paid as of:
One Year Later		123.1	105.9	109.6	137.3	17.0	97.9	105.7	89.0	96.5	95.9
Two Years Later			194.5	192.1	231.8	135.4	97.5	192.8	177.4	162.9	163.9
Three Years Later				255.3	291.6	207.5	189.9	208.6	237.4	214.8	200.8
Four Years Later					339.8	257.2	243.8	273.0	265.5	248.4	223.0
Five Years Later						298.3	280.4	313.7	296.9	269.9	240.3
Six Years Later							316.7	337.9	320.2	281.0	250.4
Seven Years Later								369.3	333.6	293.4	256.2
Eight Years Later									360.4	337.9	264.6
Nine Years Later										302.2	266.8
Ten Years Later											268.1

Cumulative net redundancy / (deficiency)		$23.0	39.0	46.0	50.5	0.7	(53.6)	(104.8)	(105.2)	(72.9)	(47.1)
Percent Redundant / (Deficient)		5%	9%	10%	10%	0%	(18)%	(35)%	(39)%	(31)%	(21)%

Gross liability-end of year	$520.5	559.3	555.8	585.1	643.0	663.4	635.1	574.5	440.2	318.5	281.3
Reinsurance recoverables-end of year	134.2	133.5	135.8	144.3	158.9	303.8	333.4	275.7	168.2	80.4	57.7
Net liability-end of year	$386.3	425.8	420.0	440.8	484.1	359.6	301.7	298.8	272.0	238.1	223.6

Gross re-estimated liability-latest		$538.2	521.3	552.2	606.1	675.3	735.5	752.4	637.4	434.9	352.1
Reinsurance recoverables-latest		135.4	140.3	157.4	172.5	316.4	380.2	348.8	260.2	124.0	81.4
Net re-estimated liability-latest		$402.8	381.0	394.8	433.6	358.9	355.3	403.6	377.2	310.9	270.7

Gross cumulative redundancy / (deficiency)		$21.1	34.5	32.9	36.9	(11.9)	(100.4)	(177.9)	(197.2)	(116.4)	(70.8)

____________
Form 10-K: 28

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Reserve for Extended Reporting Endorsements
A portion of the coverage that insureds purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit. Coverage is provided to the insured for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability or retirement. The loss exposure associated with this product is known as extended reporting endorsement claims. The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage. The reserves for these claims fluctuate based on the number of insureds who are eligible for this coverage and their age. These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums. Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE. Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is appropriate. At December 31, 2010 and 2009, our carried DD&R reserves were $16.9 million and $19.5 million, respectively, which includes a discount related to the present value calculation of approximately $7.4 million and $7.4 million, respectively. A one percentage point change in our discount rate of 5 percent related to our DD&R reserves as of December 31, 2010 would result in an approximate addition or reduction in our DD&R reserves of approximately $1.9 million.

Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology).  We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability.  These inputs can be readily observable, market corroborated or generally unobservable.  We have primarily applied the market approach for recurring fair value measurements and endeavor to utilize the most important information available to us.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We then classify fair value balances based on the observability of those inputs.
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
Valuation of Investments — We primarily use a single pricing service, Interactive Data Corporation (“IDC”), to value our investments that have an exchange traded price or multiple observable inputs.  In situations where IDC does not have multiple observable inputs or the ability to price a given security, we seek to price the security utilizing another pricing service or by obtaining non-binding broker / dealer quotes.
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

____________
Form 10-K: 29

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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
Fixed income securities, available for sale, including short-term investments — reflects securities that trade in less active markets.  Fair value is based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, issuer spreads, two-sided markets, new issue data, bids, offers, collateral performance and reference data.  These fixed income securities are classified within Level 2.  Credit ratings noted below are based on the lower of the available credit ratings from S&P and Moody's for each investment security.

•
U.S. Treasuries include those securities issued by the U.S government or a U.S. Agency.  These securities have an average credit quality of Aaa and represent approximately 7 percent of our fixed income securities.

•
States, municipalities and political subdivisions include securities issued by state and local governments.  General obligation bonds are backed by the full faith and credit of the issuing entity (e.g., government authority) and revenue bonds are backed by a specific revenue stream.  Lease revenue bonds are backed by specific lease arrangements, where the principal and interest are generally paid from annual appropriations from the governmental entity that benefits from the facility (e.g., school, prison facility).  Pre-refunded bonds are backed by Treasuries and/or Agencies.  These 'sub'-sectors (e.g., general obligation, revenue, lease, pre-refunded) can be taxable or tax-advantaged.  These securities are diversified throughout the U.S, have an average credit quality of Aa1 and represent approximately 32 percent of our fixed income securities.

•
Corporate securities include securities issued by various corporate entities across different industries.  Both investment grade and non-investment grade securities are included within this category.  The average credit quality of investment grade corporate securities is A2 and these securities represent approximately 32 percent of our fixed income securities.  The average credit quality of non-investment grade corporate securities is Ba3 and these securities represent approximately 3 percent of our fixed income securities.

•
Residential mortgage-backed securities include structured securities that are issued based on underlying residential mortgages.  Within this category are bonds that are agency or non-agency related.  Agency related bonds are from the vintage years 1988 through 2010, have an average credit quality of Aaa and represent approximately 14 percent of our fixed income securities.  Non-agency related bonds are from the vintage years 2002 through 2007, have an average credit quality of Baa3 and represent approximately 1 percent of our fixed income securities.

•
Commercial mortgage-backed securities ("CMBS") reflect structured securities issued based on underlying commercial mortgages (such as on hotels, malls, or offices) and are from the vintage years 2002 and 2005 through 2008.  These securities have an average credit quality of Aa3 and represent approximately 6 percent of our fixed income securities.

•
Asset-backed securities include structured securities issued based on underlying assets, primarily automobile loans, credit cards, and home equity lines of credit.  These securities have an average credit quality of Aa1 and represent approximately 4 percent of our fixed income securities.

•
Foreign government securities include securities issued by the Canadian government, a Canadian agency or one of its provinces.  These securities are denominated in U.S. dollars, have an average credit quality of Aa1 and represent 1 percent of our fixed income securities.

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

____________
Form 10-K: 30

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Other invested assets — includes investments held as part of our deferred compensation plan and an investment in a small limited partnership.

•
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, are included in other invested assets and classified within the valuation hierarchy on the same basis as the Company's actively traded equity securities.

•	For our investment in the limited partnership, fair value is classified as Level 3, as it is based on net asset values and financial statements of the limited partnership.
Contingent consideration

•
The acquisition of Advocate, MD includes a contingent consideration arrangement that provides for additional consideration to be paid by the Company for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits over a two-year period from the acquisition date.  Up to forty percent of the contingent consideration is payable based on the first year of performance, with any remaining amount payable following the second year of performance.  The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0.9 million and $12.0 million.  Our current estimate of the fair value of the contingent consideration is $9.5 million. Our measure of the estimated fair value of the contingent consideration is based on significant inputs not observable in the marketplace and is classified as a Level 3 fair value measurement based on accounting guidance.  We recognize a liability for the estimated fair value of acquisition-related contingent consideration using a cash flow model adjusted quarterly for probability weighted targets to be achieved over the earn-out period. Changes in the calculation of our liability for contingent consideration are reflected as income or expense in the period the change is incurred.

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

Investments
Our invested assets comprise our largest single asset class and consist primarily of investment securities in the form of fixed income securities. Our fixed income securities, equity investments and short-term investments are carried at their fair values and accounted for $639.2 million or 99 percent of our total investments and 65 percent of our total assets as of December 31, 2010, compared to $676.9 million or 99 percent of our total investments and 66 percent of our total assets as of December 31, 2009. Unrealized gains or losses in their fair values are recorded directly in shareholders' equity, net of tax effects, as a component of accumulated other comprehensive income (loss). Gross unrealized investment gains were $27.6 million and gross unrealized investment losses were $2.2 million as of December 31, 2010 compared to $24.3 million and $6.3 million, respectively, as of December 31, 2009.
All investments in an unrealized loss position are reviewed at the individual security level to determine whether a credit or non-credit rate-related impairment is other-than-temporary. For fixed income securities, impairment is considered to be other-than-temporary if we have the intent to sell the security prior to recovery, if it is more likely than not we will be required to sell the security prior to recovery, or if we do not believe the value of the security will recover. Our impairment analysis takes into account factors, both quantitative and qualitative in nature. Among the factors we consider are the following:

•	The length of time and the extent to which fair value has been less than cost;

◦
If an investment's fair value declines below cost, we determine if there is adequate evidence to overcome the presumption that the decline is other-than-temporary. Supporting evidence could include a recovery in the investment's fair value subsequent to the date of the statement of financial position, a return of the investee to profitability and the investee's improved financial performance and future prospects (such as earnings trends or recent dividend payments), or the improvement of the financial condition and prospects for the investee's geographic region and industry.

____________
Form 10-K: 31

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

•
Issuer-specific considerations, including an event of missed or late payment or default, adverse changes in key financial ratios, an increase in nonperforming loans, a decline in earnings substantially below that of the investee's peers, downgrading of the investee's debt rating or suspension of trading in the security;

•
The occurrence of a significant economic event that may affect the industry in which the investee participates, including a change that might adversely impact the investee's ability to achieve profitability in its operations;

•	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value; and

•
With regard to CMBS, we also evaluate key statistics such as breakeven constant default rates and credit enhancement levels. The breakeven constant default rate indicates the percentage of the pool's outstanding loans that must default each and every year for a CMBS class/tranche to experience its first dollar of principal loss. Credit enhancements indicate how much protection, or “cushion,” exists to absorb losses in a particular deal before an actual loss would impact a specific security.

Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized loss position. If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.
We have a process in place to identify fixed income and equity securities that could potentially have a credit impairment that is other-than-temporary. This process involves monitoring market events that could impact an issuer's credit rating, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring pricing levels, downgrades by rating agencies, key financial ratios and cash flow projections as indicators of credit issues.
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
The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities. In addition, deteriorating economic conditions could impact the value of our equity securities resulting in other-than-temporary impairments to such securities. These changes could have a material adverse effect on our financial condition, results of operations or cash flows. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities. Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders' equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition, operating results or cash flows. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings. Our fixed income portfolio had an overall average credit quality of Aa3, based on the lower of the available credit ratings from Moody's and S&P.

Income Taxes
We estimate and recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. Our practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.
A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations. During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired. The valuation allowance was recorded against deferred tax expense. In 2009, the valuation allowance was

____________
Form 10-K: 32

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

deemed no longer necessary as a result of the increase in the fair value of our investment portfolio. No valuation allowance was recorded during 2010. For additional information concerning our income taxes, see Note 13, Income Taxes to the consolidated financial statements included elsewhere herein.

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

Goodwill and Intangible Assets
We make an annual assessment of goodwill and intangible assets by reporting unit to determine whether the value of our goodwill and intangible assets is impaired. We use both a market-based approach and an income approach to estimate fair value. Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill or intangible assets have suffered impairment in value. In November 2009, we completed the acquisition of Advocate, MD. The acquisition resulted in $10.2 million of additional goodwill and the recording of $7.3 million of intangible assets. We completed our annual assessment of goodwill and intangible assets in 2010, 2009 and 2008 and concluded that the value of our goodwill and intangible assets was not impaired. For additional information on goodwill and intangible assets, see Note 7, Goodwill and Intangible Assets to the consolidated financial statements included elsewhere herein.

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
Awards in 2007 and prior years under our Omnibus Plan for officers and key employees consisted only of stock options and restricted stock. Beginning in 2008, share-based awards have been issued in the form of contingent stock grants with performance-based measures and restricted stock. The contingent stock has a two-year performance period. The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors. The restricted stock grants are time-based and vest in equal amounts over a three-year period, subject to forfeiture restrictions. Restricted stock becomes unrestricted as the awards vest. Time-vested awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards. Performance-based awards vest upon meeting the related performance objective. Under the plan, individuals who receive a restricted stock award are permitted to redeem a sufficient number of shares from such award upon vesting to satisfy any tax withholding liability. Awards are generally made annually.
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

____________
Form 10-K: 33

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Assumptions related to ESPP awards:
	2010	2009	2008
Expected volatility	33.06%	40.04%	36.02%
Expected dividends	—	—	—
Expected term (in years)	1.0	1.0	1.0
Risk-free rate	0.32%	0.39%	3.04%
For additional information on our share-based compensation plans, see Note 15, Share-Based Compensation Plans to the consolidated financial statements included elsewhere herein.

Pension Benefits
We recognize as an asset or liability the over-funded or under-funded status of our defined benefit plans based on the difference between the plan's projected benefit obligation and the fair value of plan assets. We also record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income (loss). Such amounts are reclassified into earnings as components of net periodic benefit cost. We measure plan assets and benefit obligations as of the date of our statement of financial position. Effective January 1, 2008, we elected the "two measurement approach" for current year-end measurement calculations. The impact of adopting the measurement date provisions is shown in the table below:

(in thousands) As of January 1, 2008	Before Application of Measurement Date Provisions	Adjustments to Adopt Measurement Date Provisions	After Application of Measurement Date Provisions
Retained earnings	$295,586	(89)	295,497
Accumulated other comprehensive loss	(884)	(58)	(942)
Total shareholders' equity	$294,702	(147)	294,555
The accounting for defined benefit plans is dependent on actuarial estimates, assumptions and calculations that result from a complex series of judgments about future events and uncertainties. The assumptions and actuarial estimates required to estimate the employee benefit obligations for our defined benefit plans include discount rate; expected compensation increases; certain employee-related factors, such as turnover, retirement age and mortality (life expectancy); and expected return on plan assets. Our assumptions reflect our historical experiences and our best judgment regarding future expectations that have been deemed reasonable by management. The judgments made in determining the costs of our defined benefit plans may impact our results of operations. Consequently, we often obtain assistance from actuarial experts to aid in developing reasonable assumptions and cost estimates.
Our assumption for the expected long-term rate of return on plan assets in our pension plans, which impacts net periodic benefit cost, is 6.8 percent for 2010, 2009 and 2008. The assumption for the expected return on plan assets for our defined benefit plans reflects our long-term assessment of forward-looking return expectations by asset class, which is used to develop a weighted-average expected return based on the implementation of our targeted asset allocation in our respective plans. The following table shows the expected versus actual rate of return on plan assets for our defined benefit plans.

	2010	2009	2008
Expected annual rate of return	6.8%	6.8%	6.8%
Actual annual rate of return (loss)	10.2%	23.8%	(30.2)%
The discount rate used in calculating our pension benefit obligations as of December 31, 2010 and 2009, is 5.5 percent and 6.0 percent, which represents a 0.8 and 0.4 percentage-point decrease, respectively, from our December 31, 2008 rate of 5.9 percent. The discount rate for our defined benefit plans is based on a yield curve constructed from a portfolio of high quality corporate bonds for which the timing and amount of cash flows approximate the estimated payouts of the plans.

____________
Form 10-K: 34

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

The following table illustrates the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2010:

(in thousands)	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 basis point increase in the discount rate	$(23)	(487)
25 basis point decrease in the discount rate	$24	515
For additional information on our defined benefit plans, see Note 16, Employee Benefit Plans to the consolidated financial statements included elsewhere herein.

Revenue Recognition
Premiums, which are our primary source of revenue, are recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy. In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write down of deferred policy acquisition costs and a corresponding charge to income. In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.

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

____________
Form 10-K: 35

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Comparison for the Years Ended Ended December 31, 2010 and 2009
Our business is comprised of our insurance operations through insurance subsidiaries domiciled in Florida, Missouri and Texas. We currently engage only in insurance operations. Financial and selected other data, including professional liability claims data, related to our continuing operations as of December 31 and for the years then ended is summarized in the table below. FPIC pre-acquisition business represents our insurance operations conducted through insurance subsidiaries domiciled in Florida and Missouri and excludes the operations of Advocate, MD.

(in thousands)	FPIC pre-acquisition business	Advocate, MD	2010 Consolidated	FPIC pre-acquisition business	Advocate, MD (1)	2009 Consolidated	Percentage Change 2010 vs 2009
Direct premiums written (2)	$161,034	30,108	191,142	167,900	2,493	170,393	12%
Assumed premiums written	146	—	146	58	—	58	152%
Ceded premiums written	(23,502)	(3,913)	(27,415)	(23,817)	(285)	(24,102)	(14)%
Net premiums written	$137,678	26,195	163,873	144,141	2,208	146,349	12%

Net premiums earned	$142,986	25,099	168,085	153,320	3,154	156,474	7%
Net investment income	22,685	2,256	24,941	27,324	425	27,749	(10)%
Net realized investment gains	3,990	158	4,148	2,565	—	2,565	62%
Other income (2)	523	12	535	510	—	510	5%
Total revenues	170,184	27,525	197,709	183,719	3,579	187,298	6%

Net losses and LAE	84,479	12,850	97,329	90,132	2,053	92,185	6%
Other underwriting expenses	40,546	8,001	48,547	40,631	745	41,376	17%
Interest expense	3,614	—	3,614	3,620	—	3,620	(0)%
Other expenses	109	2,944	3,053	901	63	964	217%
Total expenses	128,748	23,795	152,543	135,284	2,861	138,145	10%

Income from continuing operations before income taxes	41,436	3,730	45,166	48,435	718	49,153	(8)%
Less: Income tax expense	13,531	2,039	15,570	15,293	252	15,545	0%
Income from continuing operations	$27,905	1,691	29,596	33,142	466	33,608	(12)%
_______

(1)	Advocate, MD was acquired on November 13, 2009.

(2)
Includes $5.3 million, and $4.8 million of DPW related to our initiative to provide management services for alternative risk arrangements for the years ended December 31, 2010 and 2009, respectively. Management fees of $0.2 million for both the years ended December 31, 2010 and 2009, for such arrangements are included in other income.

	FPIC pre-acquisition business	Advocate, MD	2010 Consolidated	FPIC pre-acquisition business	Advocate, MD	2009 Consolidated	Percentage Change 2010 vs 2009
Professional liability policyholders	14,061	4,313	18,374	14,339	3,664	18,003	2%
Professional liability policyholders under alternative risk arrangements	269	—	269	282	—	282	(5)%
Total professional liability policyholders	14,330	4,313	18,643	14,621	3,664	18,285	2%

____________
Form 10-K: 36

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Consolidated income from continuing operations was $29.6 million for 2010, or $3.03 per diluted common share, a decrease of 12 percent and 1 percent, respectively, compared to $33.6 million for 2009, or $3.05 per diluted common share for 2009. The decline in consolidated income from continuing operations is primarily attributable to lower net investment income, higher losses and LAE incurred, other underwriting expenses and other expenses offset by growth in net premiums earned and an increase in net realized investment gains for the year ended December 31, 2010. For further information, see the discussion below.
Consolidated net income was $29.6 million for 2010, or $3.03 per diluted common share, a decrease of 13 percent and 2 percent, respectively, compared to $34.0 million, or $3.09 per diluted common share, for 2009. Our net income for 2009 included a gain from discontinued operations of $0.4 million. Other changes in net income are due to the factors discussed in the paragraph above with regard to consolidated income from continuing operations.
Direct premiums written increased 12 percent for 2010 compared to 2009, primarily as the result of the acquisition of Advocate, MD. Excluding the impact of the Advocate, MD acquisition, direct premiums written declined 4 percent, primarily as the result of a higher level of tail premiums written during 2009, differences in business mix and a 2 percent decline in FPIC pre-acquisition policyholders. Our national policyholder retention was 94 percent and 95 percent for 2010 and 2009, respectively. Florida policyholder retention was 96 percent for 2010 and 95 percent for 2009.
Net premiums written increased 12 percent for 2010 compared to 2009, primarily as the result of the acquisition of Advocate, MD. Excluding the impact of the Advocate, MD acquisition, net premiums written declined 4 percent, primarily as the result of a higher level of tail premiums written during 2009, differences in business mix and a 2 percent decline in FPIC pre-acquisition policyholders.
Net premiums earned increased 7 percent for 2010 compared to 2009, primarily as the result of the acquisition of Advocate, MD. Excluding the impact of the Advocate, MD acquisition, net premiums earned declined 7 percent, primarily as the result of a prior rate decrease in our Florida market that was reflected in net premiums earned during 2010, a higher level of tail premiums written during 2009 and differences in business mix.
Net investment income declined 10 percent for 2010 compared to 2009, primarily as the result of lower average invested assets and a decline in yields on fixed income securities and cash and cash equivalents due to lower prevailing interest rates.
Net realized investment gains were $4.1 million for 2010 up from $2.6 million for 2009. Our 2010 and 2009 investment results include $0.9 million and $2.1 million, respectively, in other-than-temporary impairments on investments. As of December 31, 2010, we had a total of $707.1 million in cash and investments, of which 89 percent were fixed income securities, 2 percent were equity securities, 8 percent were cash and 1 percent were other invested assets. Our fixed income portfolio had an overall average credit quality of Aa3, based on the lower of the available credit ratings from Moody's and S&P.
Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the table below.

		For the year ended December 31,
		2010	2009
Loss ratio
Current accident year		71.6%	71.0%
Prior accident years		(13.7)%	(12.1)%
Calendar year loss ratio	A	57.9%	58.9%

Underwriting expense ratio	B	28.9%	26.5%
Insurance guaranty fund assessments		—%	0.7%
Insurance guaranty fund recoveries		(0.2)%	(0.7)%
Underwriting expense ratio excluding the impact of insurance guaranty fund recoveries	C	29.1%	26.5%

Combined ratio (Sum of A+B)		86.8%	85.4%

Combined ratio excluding the impact of insurance guaranty fund recoveries (Sum of A+C)		87.0%	85.4%
Net losses and LAE incurred related to the current year increased 8 percent in 2010 compared to a decrease of 5 percent in 2009. The increase in loss and LAE incurred during 2010 is the result of higher net premiums earned as a result of the acquisition of Advocate, MD. The continuation of favorable claims results as compared to previous estimates resulted in

____________
Form 10-K: 37

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

the recognition of $23.0 million of favorable prior year development for 2010 compared to $19.0 million for 2009. The favorable development recognized in 2010 reflects lower than expected ultimate losses related to the 2005 through 2008 accident years as the result of changes in our previous estimates of incident to claim development, payment frequency and / or payment severity for the respective accident years. Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current accident year (excluding prior year development) has increased in recent years as a result of lower premium rates, following several years of overall favorable claims trends and was 71.6 percent and 71.0 percent for 2010 and 2009, respectively. Our calendar year loss ratio was 57.9 percent for 2010 compared to 58.9 percent for 2009.
Other underwriting expenses increased 17 percent for 2010 compared to 2009, primarily as the result of the acquisition of Advocate, MD.  Excluding the impact of the Advocate, MD acquisition, other underwriting expenses were essentially level. Our underwriting expense ratio (defined as the ratio of other underwriting expenses to net premiums earned) was 28.9 percent for 2010 compared to 26.5 percent for 2009. The higher expense ratio for the year 2010 is primarily the result of a prior rate decrease in our Florida market that was reflected in net premiums earned during 2010, higher commission expenses in relation to net premiums earned as compared to 2009 and the acquisition of Advocate, MD.
Selected information concerning our professional liability insurance claims data for the years then ended is summarized in the table below.

(in thousands)	FPIC pre-acquisition business	Advocate, MD	2010 Consolidated	FPIC pre-acquisition business	Advocate, MD (1)	2009 Consolidated	Percentage Change 2010 vs 2009
Net paid losses	$81,343	7,222	88,565	73,406	1,586	74,992	18%
Less: net paid losses on assumed business in run-off	282	—	282	744	—	744	(62)%
Net paid losses excluding assumed business in run-off	81,061	7,222	88,283	72,662	1,586	74,248	19%

Net paid LAE	41,808	6,445	48,253	44,511	688	45,199	7%
Less: net paid LAE on assumed business in run-off	9	—	9	8	—	8	13%
Net paid LAE excluding assumed business in run-off	41,799	6,445	48,244	44,503	688	45,191	7%

Net paid losses and LAE excluding assumed business in run-off	$122,860	13,667	136,527	117,165	2,274	119,439	14%

	FPIC pre-acquisition business	Advocate, MD	2010 Consolidated	FPIC pre-acquisition business	Advocate, MD (1)	2009 Consolidated	Percentage Change 2010 vs 2009
Total professional liability claims closed without indemnity payment	608	210	818	578	19	597	37%
Total professional liability incidents closed without indemnity payment	1,075	135	1,210	880	11	891	36%
Total professional liability claims and incidents closed without indemnity payment	1,683	345	2,028	1,458	30	1,488	36%

Total Professional Liability Claims with Indemnity Payment	342	47	389	348	9	357	9%

CWIP Ratio on a rolling four quarter basis(2)	36%	18%	32%	38%	32%	37%

CWIP Ratio, including incidents, on a rolling four quarter basis (2)	17%	12%	16%	19%	23%	19%
_______

(1)	Advocate, MD was acquired on November 13, 2009.

(2)	The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with

____________
Form 10-K: 38

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

	FPIC pre-acquisition business	Advocate, MD	2010 Consolidated	FPIC pre-acquisition business	Advocate, MD (1)	2009 Consolidated	Percentage Change 2010 vs 2009
Total professional liability claims reported during the period	875	239	1,114	745	23	768	45%
Total professional liability incidents reported during the period	914	115	1,029	975	7	982	5%
Total professional liability claims and incidents reported during the period	1,789	354	2,143	1,720	30	1,750	22%

Total professional liability claims and incidents that remained open	3,048	316	3,364	3,284	366	3,650	(8)%
_______

(1)	Advocate, MD was acquired on November 13, 2009.
Selected professional liability insurance claims data. Net paid losses and LAE excluding assumed reinsurance contracts in run-off increased 14 percent for 2010 compared to 2009 primarily as a result of the acquisition of Advocate, MD and the resolution of two related claims against an insured from accident year 2002. The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each claim.  Such amounts had been fully contemplated in previously established loss and LAE reserves.  Excluding these payments, net paid losses and LAE for FPIC pre-acquisition business declined 12 percent. The average payment severity of our claims remains within our expectations. For the year ended December 31, 2010, the CWIP ratio was 32 percent and the CWIP ratio, including incidents, was 16 percent, compared to 37 percent and 19 percent, respectively, for the same period in 2009. The CWIP ratios remain within our expectations. Our inventory of open claims and incidents declined 8 percent (7 percent for FPIC pre-acquisition business) in 2010 compared to 2009. It is not unusual for our claims data to fluctuate from period to period. Our claims data remains within our expectations.
Other expenses increased $2.1 million for 2010 compared to 2009 primarily as a result of the acquisition of Advocate, MD, including an adjustment of $2.5 million to the contingent consideration expected to be paid to former shareholders of Advocate, MD. The fair value of the contingent consideration as of December 31, 2010 is estimated to be $9.5 million. Other expenses also includes amortization expense related to our intangible asset for customer relationships recorded as a result of the Advocate, MD acquisition. Other expenses for 2009 includes transaction costs associated with the acquisition of Advocate, MD of $0.5 million.
Income tax expense was relatively level when compared with the prior period. Our effective tax rate was 35 percent and 32 percent for the years ended December 31, 2010 and December 31, 2009, respectively. The effective tax rate for 2010 reflects the impact of the adjustment to the estimated fair value of contingent consideration associated with the acquisition of Advocate, MD, which is not deductible for income taxes. The effective tax rate for 2009 reflects an adjustment to remove a valuation allowance associated with unrealized losses on investments that was established in 2008. Excluding these items, our effective tax rate was 33 percent for both the years ended December 31, 2010 and December 31, 2009.

____________
Form 10-K: 39

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Comparison of Results for the Years Ended December 31, 2009 and 2008
Our business is comprised of our insurance operations through insurance subsidiaries domiciled in Florida, Missouri and Texas. We currently engage only in insurance operations. Financial and selected other data, including professional liability claims data, related to our operations as of December 31 and for the years then ended is summarized in the table below. FPIC pre-acquisition business represents our insurance operations conducted through insurance subsidiaries domiciled in Florida and Missouri and exclude the operations of Advocate, MD.

(in thousands)	FPIC pre-acquisition business	Advocate, MD (1)	2009 Consolidated	2008	Percentage Change 2009 vs 2008
Direct premiums written (1)	$167,900	2,493	170,393	185,830	(8)%
Assumed premiums written	58	—	58	—	—%
Ceded premiums written	(23,817)	(285)	(24,102)	(23,548)	(2)%
Net premiums written	$144,141	2,208	146,349	162,282	(10)%

Net premiums earned	$153,320	3,154	156,474	172,830	(9)%
Net investment income	27,324	425	27,749	30,295	(8)%
Net realized investment gains (losses)	2,565	—	2,565	(13,552)	119%
Other income (2)	510	—	510	432	18%
Total revenues	183,719	3,579	187,298	190,005	(1)%

Net losses and LAE	90,132	2,053	92,185	99,721	(8)%
Other underwriting expenses (3)	40,631	745	41,376	37,992	9%
Interest expense	3,620	—	3,620	3,827	(5)%
Other expenses	901	63	964	412	134%
Total expenses	135,284	2,861	138,145	141,952	(3)%

Income from continuing operations before income taxes	48,435	718	49,153	48,053	2%
Less: Income tax expense	15,293	252	15,545	15,953	(3)%
Income from continuing operations	$33,142	466	33,608	32,100	5%
_______

(1)	Advocate, MD was acquired on November 13, 2009.

(2)
Includes $4.8 million and $2.9 million of direct premiums written related to our initiative to provide management services for alternative risk arrangements for the years ended December 31, 2009 and 2008, respectively. Management fees of $0.2 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively, for such arrangements are included in other income.

(1)	Other underwriting expenses includes a guaranty fund assessment of $1.2 million offset by $1.2 million in recoveries in 2009, and recoveries of $2.7 million in 2008 related to previous assessments.

	FPIC pre-acquisition business	Advocate, MD	2009 Consolidated	2008	Percentage Change 2009 vs 2008
Professional liability policyholders	14,339	3,664	18,003	13,728	31%
Professional liability policyholders under alternative risk arrangements	282	—	282	174	62%
Total professional liability policyholders	14,621	3,664	18,285	13,902	32%
Consolidated income from continuing operations was $33.6 million for 2009, or $3.05 per diluted common share, an increase of 5 percent and 24 percent, respectively, compared to $32.1 million, or $2.46 per diluted common share, for 2008. Consolidated income from continuing operations for 2009, includes $0.5 million (excluding acquisition related costs) contributed by the operations of Advocate, MD from its acquisition in November 2009. The remainder of the increase in income from continuing operations is primarily due to net realized investment gains compared with net realized

____________
Form 10-K: 40

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

investments losses in the prior period, partially offset by lower net premiums earned and net investment income, a higher combined ratio in the current year and an increase in other expenses primarily as a result of transaction costs incurred in connection with the acquisition of Advocate, MD. Share repurchases under our stock repurchase program were a major contributor to the growth in earnings per common share during 2009. For further information, see the discussion below.
Consolidated net income was $34.0 million for 2009, or $3.09 per diluted common share, an increase of 6 percent and 26 percent, respectively, compared to $32.1 million, or $2.46 per diluted common share for 2008. Included in net income for 2009 was a gain from discontinued operations of $0.4 million. Other changes in net income are due to the factors discussed in the paragraph above with regard to consolidated income from continuing operations.
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
Net premiums earned declined 9 percent for 2009 compared to 2008. Excluding the impact of the Advocate, MD acquisition, net premiums earned declined 11 percent, primarily the result of lower rates in our Florida market and a prior shift in business mix that is reflected in 2009 net premiums earned.
Net investment income declined 8 percent for 2009 compared to 2008. Excluding the impact of the Advocate, MD acquisition, net investment income declined 10 percent as the result of a decline in average invested assets due to share repurchases under our stock repurchase program, and a lower yield on cash and cash equivalents partially offset by a slight increase in the average yield on fixed income securities. In addition, during 2009 we held cash in contemplation of the Advocate, MD acquisition, which was completed November 13, 2009, that would have otherwise been invested in higher yielding securities.
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
Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the table below.

		For the year ended December 31,
		2009	2008
Loss ratio
Current accident year		71.0%	67.5%
Prior accident years		(12.1)%	(9.8)%
Calendar year loss ratio	A	58.9%	57.7%

Underwriting expense ratio	B	26.5%	22.0%
Insurance guaranty fund assessments		0.7%	—%
Insurance guaranty fund recoveries		(0.7)%	(1.5)%
Underwriting expense ratio excluding the impact of insurance guaranty fund recoveries	C	26.5%	23.5%

Combined ratio (Sum of A+B)		85.4%	79.7%

Combined ratio excluding the impact of insurance guaranty fund recoveries (Sum of A+C)		85.4%	81.2%
Net losses and LAE declined 8 percent for 2009 compared to 2008. Excluding the impact of the Advocate, MD acquisition, net losses and LAE declined 10 percent. The declines in net losses and LAE are primarily related to the declines in net premiums earned and an increase in the amount of favorable reserve development over the prior year period. The continuation of favorable claims results as compared to previous estimates resulted in the recognition of $19.0 million of favorable prior year development for 2009, compared to $17.0 million for 2008. The favorable development recognized in

____________
Form 10-K: 41

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

2009 primarily reflects reductions in our estimates of incident to claim development, payment frequency and payment severity for accident years 2005 through 2007 as compared to previous estimates. Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) was 58.9 percent for 2009 compared to 57.7 percent for 2008.
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
Selected information concerning our professional liability insurance claims data for the years then ended is summarized in the table below.

(in thousands)	FPIC pre-acquisition business	Advocate, MD (1)	2009 Consolidated	2008	Percentage Change 2009 vs 2008
Net paid losses	$73,406	1,586	74,992	67,190	12%
Less: net paid losses on assumed business in run-off	744	—	744	498	49%
Net paid losses excluding assumed business in run-off	72,662	1,586	74,248	66,692	11%

Net paid LAE	44,511	688	45,199	53,286	(15)%
Less: net paid LAE on assumed business in run-off	8	—	8	72	(89)%
Net paid LAE excluding assumed business in run-off	44,503	688	45,191	53,214	(15)%

Net paid losses and LAE excluding assumed business in run-off	$117,165	2,274	119,439	119,906	(0)%

	FPIC pre-acquisition business	Advocate, MD (1)	2009 Consolidated	2008	Percentage Change 2009 vs 2008
Total professional liability claims closed without indemnity payment	578	19	597	578	3%
Total professional liability incidents closed without indemnity payment	880	11	891	824	8%
Total professional liability claims and incidents closed without indemnity payment	1,458	30	1,488	1,402	6%

Total Professional Liability Claims with Indemnity Payment	348	9	357	330	8%

CWIP Ratio on a rolling four quarter basis(2)	38%	32%	37%	36%

CWIP Ratio, including incidents, on a rolling four quarter basis (2)	19%	23%	19%	19%
_______

(1)	Advocate, MD was acquired on November 13, 2009.

(2)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

____________
Form 10-K: 42

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

	FPIC pre-acquisition business	Advocate, MD (1)	2009 Consolidated	2008	Percentage Change 2009 vs 2008
Total professional liability claims reported during the period	745	23	768	738	4%
Total professional liability incidents reported during the period	975	7	982	1,015	(3)%
Total professional liability claims and incidents reported during the period	1,720	30	1,750	1,753	(0)%

Total professional liability claims and incidents that remained open	3,284	366	3,650	3,359	9%
_______

(1)	Advocate, MD was acquired on November 13, 2009.

Selected professional liability insurance claims data. Net paid losses and LAE, excluding assumed reinsurance contracts in run-off, was relatively level for 2009 compared with the same period in 2008 with an increase in net paid indemnity being almost entirely offset by a decline in paid LAE. The increase in net indemnity paid is primarily due to a higher number of claims with an indemnity payment. The average payment severity of our claims remains within our expectations. For the year ended December 31, 2009, the CWIP ratio was 37 percent and the CWIP ratio, including incidents, was 19 percent, compared to 36 percent and 19 percent, respectively, for the same period in 2008. The slightly higher CWIP ratios, excluding incidents, is the result of a lower number of reported claims in recent years. Excluding claims reported at Advocate, MD, claims and incidents reported decreased 2 percent. As claims frequency decreases, there is a general expectation that the CWIP ratio will be higher. The CWIP ratios remain within our expectations. Our inventory of open claims and incidents increased during 2009 due to the acquisition of Advocate, MD and inclusion of Advocate, MD's open claims as of December 31, 2009. Excluding open claims and incidents of Advocate, MD, professional liability claims and incidents that remained open declined 2 percent. It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.
Other expenses increased 134 percent for 2009 compared to 2008 primarily as a result of $0.7 million of transaction costs incurred in connection with the acquisition of Advocate, MD. Other expenses also includes amortization expense related to our intangible asset for customer relationships recorded as a result of the Advocate, MD acquisition.
Income tax expense decreased 3 percent for 2009 compared to 2008. Our effective tax rate was 31.6 percent for 2009 compared to 33.2 percent for 2008. Income tax expense for 2008 includes a valuation allowance against deferred taxes of $0.7 million associated with realized investments losses. The valuation allowance was recorded against deferred tax expense. In 2009, the valuation allowance was deemed no longer necessary as a result of the increase in the fair value of our investment portfolio. Excluding the valuation allowance, our effective tax rate was 33.0 percent for 2009 compared to 31.8 percent for 2008. The change in our effective tax rate reflects changes in the proportion of our tax-exempt investment income to taxable income.

Other Significant Financial Position Accounts
Reinsurance recoverable / payable
We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions in part on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate. At December 31, 2010 our receivables from reinsurers, net of amounts due, totaled $148.8 million. We have not experienced difficulty in collecting amounts from reinsurers due to the financial condition of the reinsurers. Should future events lead us to believe that any reinsurer is unable to meet its obligation, adjustments to the amounts recoverable would be reflected in the results of current operations. We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the applicable departments of insurance of the states that have jurisdiction over the underlying business. The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more as of December 31, 2010 and 2009.

____________
Form 10-K: 43

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Reinsurer	A.M. Best Rating as of December 31, 2010	Net Amount Recoverable as of December 31, 2010 (in thousands)	Net Amount Recoverable as of December 31, 2009 (in thousands)
Hannover Rueckversicherungs	A	$25,356	25,942
Physicians' Reciprocal Insurers	Not Rated*	25,135	28,367
Lloyd's Syndicates	A	20,673	17,136
Transatlantic Reinsurance Company	A	17,835	17,168
Berkley Insurance Company	A+	13,640	11,792
Partner Reinsurance Company of the U.S.	A+	10,071	9,970
ACE Tempest Re	A+	6,691	5,739
Magna Carta Insurance Ltd.	Not Rated*	5,690	—
Other reinsurers	*	23,719	30,085
Total		$148,810	146,199
_______
*    We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized.
Deferred income taxes decreased 17 percent to $21.8 million as of December 31, 2010 from $26.3 million as of December 31, 2009. The decrease in deferred income taxes is primarily the result of our investment portfolio being in a higher net unrealized gain position compared to 2009.

Liquidity and Capital Resources
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, we possess assets that consist primarily of the stock of our subsidiaries and of other investments. The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and to fund our share repurchase program include management fees and dividends from our insurance subsidiaries. Management fees from our insurance subsidiaries are based upon agreements in place with First Professionals and APAC, pursuant to which we provide substantially all management and administrative services. In accordance with limitations imposed by state insurance laws, our insurance subsidiaries are permitted, within insurance regulatory guidelines, to pay us dividends of approximately $25.8 million during 2011 without prior regulatory approval. As of December 31, 2010, the holding company held cash and liquid investments of $12 million.
Under the terms of FPIC's management agreements with First Professionals and APAC, FPIC receives management fees equal to 115 percent of the costs incurred. The additional 15 percent provision in the First Professionals and APAC management agreements is intended to cover overhead, corporate expenses and profit and is eliminated in the consolidated financial statements. In the case of the agreement with APAC, the total annual management fees are also limited to an amount not to exceed those that would have been paid under the terms of its former management agreement. The payment of losses and LAE and insurance operating expenses (including reinsurance costs) in the ordinary course of business are the principal needs for our insurance subsidiaries' liquid funds. The principal sources of cash from their operations to meet ongoing liquidity requirements are the premiums collected for the insurance sold and income on the investment of those funds.
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

____________
Form 10-K: 44

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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
Sources of liquidity include cash from operations and routine sales of investments and financing arrangements. As reported in the consolidated statement of cash flows, net cash used in operating activities was $4.1 million for 2010 compared to net cash provided by operating activities of $6.7 million and $21.1 million for 2009 and 2008, respectively. During 2010 and 2009, we received lower aggregate premiums from policyholders than those received during 2008. In addition, during 2010 we resolved two related claims against an insured from accident year 2002. The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each claim. Excluding these payments, net cash provided by operating activities was $15.9 million.
Net cash flows provided by investing activities was $44.7 million, $32.0 million and $26.3 million for 2010, 2009 and 2008, respectively. Net cash provided by investing activities increased during 2010 primarily as a result of transactions involving securities, which are dependent on our cash flows from operating activities and the management of our investment portfolio. Net sales and maturities of fixed income securities, equity securities and short-term investments, were $44.8 million, $74.6 million and $27.0 million for 2010, 2009 and 2008, respectively. Net cash flows provided by investing activities for 2009 also reflect cash outlays of $44.6 million ($35.6 million in cash paid at closing, including a $2.0 million payment related to a non-compete agreement, and the payoff of $9.0 million in senior debt) offset by cash received of $6.0 million associated with the acquisition of Advocate, MD.
Net cash flows used in financing activities was $40.5 million, $38.5 million and $59.1 million for 2010, 2009 and 2008, respectively. A majority of the cash flows associated with financing activities are attributable to our share repurchase program. Share repurchases totaled $42.3 million, $43.0 million, and $68.1 million for 2010, 2009 and 2008, respectively.
As of December 31, 2010 and 2009, we had cash and investments of $707.1 million and $744.8 million, respectively. Included within cash and investments as of December 31, 2010 were cash and cash equivalents of $58.7 million, and equity securities, fixed income securities and short-term investments with fair values of $11.9 million and $627.2 million, respectively. Approximately $63.0 million of our fixed income securities have scheduled maturities during the next 12 months. We believe that our cash and investments as of December 31, 2010, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.
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

(in thousands)	As of	As of
	December 31, 2010	December 31, 2009
Long-term debt	$46,083	46,083
Shareholders' equity	$275,291	279,787
Ratio of debt to total capitalization	14.3%	14.1%
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
These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.14 percent to 4.50 percent as of December 31, 2010). The trust-preferred securities also contain features that would allow us the option, under certain conditions, to defer

____________
Form 10-K: 45

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

interest payments for up to 20 quarters. The securities have stated maturities of 30 years and mature in May and October 2033. As discussed below, during May and November 2008 we replaced our expiring interest rate collars with separate interest rate swaps to hedge the floating interest rate on our outstanding indebtedness.

Contractual Obligations and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also have items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements. These include: (1) derivative financial instruments, which are used to hedge interest rate risk, (2) employee benefit plans (3) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts. These items are discussed further below. We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2010 that would give rise to previously undisclosed market, credit or financing risk.
The following table summarizes our significant contractual obligations and commitments as of December 31, 2010, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional information regarding these obligations is provided in Note 3, Acquisition of Advocate, MD, Note 8, Liability for Losses and LAE, Note 10, Long-term Debt and Note 19, Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

(in thousands)	Liability for losses and LAE	Long-term debt obligations(1)	Interest on long-term debt(2)	Operating lease obligations	Employee benefit plan obligations(3)	Other liabilities(4)	Total
Less Than One Year	$168,670	—	3,517	511	5,367	9,605	187,670
One to Three Years	211,225	—	6,824	694	—	70	218,813
Three to Five Years	92,745	—	6,892	209	—	—	99,846
More than Five Years	47,906	46,083	70,553	29	—	—	164,571
Total	$520,546	46,083	87,786	1,443	5,367	9,675	670,900
_______

(1)	All long-term debt is assumed to be settled at its contractual maturity.

(2)
Interest on our long-term debt has been calculated considering the effect of our interest rate swaps, which fix the annual interest rate payable on our trust-preferred indebtedness until the termination of the swaps in 2011 and 2013. Thereafter, interest on our long-term debt has been calculated using the implied LIBOR forward rate for variable rate debt.

(3)	Employee benefit plan obligations are comprised of proposed plan contributions and our unfunded obligation as of December 31, 2010.

(4)
Includes $9.5 million related to the acquisition of Advocate, MD for a contingent consideration arrangement that provides for additional consideration to be paid by the Company for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits over a two-year period from the acquisition date.  Up to forty percent of the contingent consideration is payable based on the first year of performance, with any remaining amount payable following the second year of performance.  The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0.9 million and $12.0 million. We recognized a liability for the estimated fair value of acquisition-related contingent consideration using a discounted cash flow model assuming probability weighted targets to be achieved over the earn-out period. For additional information, see Note 3, Acquisition of Advocate, MD.

(1) Derivative financial instruments - During May and November 2008, we entered into four interest rate swaps with SunTrust Banks, Inc. (“SunTrust”) to mitigate our floating rate interest risk on our long-term debt. Each swap contract contains customary representations, warranties and covenants and has a termination date either three or five years from its respective effective date. We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR rate for the same amount. The interest rate swaps, during their terms, fix the annual interest rate payable on our trust-preferred indebtedness at 8.14 percent for $20 million of the indebtedness, 7.97 percent for $15 million and 6.94 percent for $10 million. For additional information on our derivative instruments, see Note 11, Derivative Instruments and Hedging

____________
Form 10-K: 46

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Activities to the consolidated financial statements included elsewhere herein.
(2) Employee benefit plans - We provide pension benefits to eligible employees through defined benefit plans that we sponsor. For additional information about our employee benefit plans, see Note 16, Employee Benefit Plans to the consolidated financial statements included elsewhere herein.
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
The following table illustrates the sensitivity to a change in the discount rate for our defined benefit plans as of December 31, 2010:

(in thousands)	Impact to Pension Expense, Pre-Tax	Impact to the Projected Benefit Obligation
25 basis point increase in the discount rate	$(23)	(487)
25 basis point decrease in the discount rate	$24	515
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
Interest rate risk - fixed income securities, including short-term investments. Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. Our exposure to interest rate fluctuations results from our significant holdings of fixed income securities and short-term investments, which comprised $627.2 million (97 percent) and $665.6 million (97 percent) of the fair value of all our investment securities as of December 31, 2010 and 2009, respectively. Fluctuations in interest rates have a direct impact on the market valuation of these securities and could have an impact on the results of our operations and cash flows. Generally, in a rising interest rate environment the market value of fixed income securities declines, and in a declining interest rate environment the market value of fixed income securities increases. Some of our fixed income securities have call features. In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates. In a rising interest rate environment, we may choose to sell these securities (rather than hold them to maturity) and receive less than we paid for them.
We manage risks associated with the changes in interest rates by attempting to manage the duration of our investments

____________
Form 10-K: 47

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

in relation to the duration of our anticipated liabilities (principally claim payments and related defense costs) in such a way as to minimize the likelihood of having to liquidate investments before their maturity. Effective duration is a standard measure of interest rate sensitivity that takes into account, among other things, the effect that changing interest rates will have on prepayments and the re-investment of these funds. The effective duration of our fixed income securities and short-term investments as of December 31, 2010 was approximately 3.8 compared to 3.2 as of December 31, 2009.
In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on future earnings, fair values or cash flows of our investment portfolio as of December 31, 2010. The following table shows the interest rate sensitivity of our fixed income securities and short-term investments assuming a range of increases and decreases in market interest rates. For purposes of this interest rate analysis(1), each market interest rate change is assumed uniform across the portfolio.

	Interest Rate Sensitivity Analysis
	Hypothetical Decrease – (200 bps)	Hypothetical Decrease – (100 bps)	Current Market	Hypothetical Increase + 100 bps	Hypothetical Increase + 200 bps
Fair value (in thousands)	$674,405	650,821	627,237	603,653	580,069
Fair value / Reported value	108%	104%	100%	96%	92%
_______

(1)
This interest rate analysis and the estimated amounts generated from the sensitivity analysis represent forward-looking statements about market risk assuming certain market conditions occur. The analysis provided by us to illustrate the potential impact of changes in interest rates should not be considered projections of future events or losses.

Interest rate risk - long-term debt obligations and derivative financial instruments. In addition to interest rate risk associated with our investments, we are also subject to interest rate risk associated with our long-term debt and derivative financial instruments. As of December 31, 2010, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures. Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread. Our floating interest rates are adjusted quarterly.
As noted above, during May and November 2008, we replaced our expiring interest rate collars and effected new interest rate swaps to hedge the floating interest rate risk on our outstanding indebtedness. We have designated the interest rate swaps as cash flow hedges. They are reflected at fair value in our consolidated statements of financial position and the effective portion of the related gains or losses on the agreements are recognized in shareholders' equity (as a component of accumulated other comprehensive income or loss). We are required during the term of each of the swaps to make certain fixed rate payments to SunTrust calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount. The notional amounts on the contracts are not exchanged. The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates. Information concerning our derivative instruments in effect as of December 31, 2010 is presented in the table below.

Notional Amount (in thousands)	Fair Value (in thousands)	Derivative Instrument	Trade Date	Effective Date	Maturity Date	Receive Rate (1)	Pay Rate	Effective Pay Rate(2)
$5,000	$(377)	Interest Rate Swap	5/23/2008	5/23/2008	5/23/2013	0.30%	3.94%	8.14%
$15,000	$(1,246)	Interest Rate Swap	5/23/2008	8/15/2008	8/15/2013	0.29%	4.04%	8.14%
$15,000	$(1,359)	Interest Rate Swap	5/23/2008	10/29/2008	10/29/2013	0.29%	4.12%	7.97%
$10,000	$(237)	Interest Rate Swap	11/18/2008	11/24/2008	11/23/2011	0.30%	2.74%	6.94%
_______

(1)	Based on three-month LIBOR.

(2)
Represents the actual effective rate paid on our outstanding debt, which includes spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.14 percent to 4.50 percent as of December 31, 2010).

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

____________
Form 10-K: 48

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

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

(in thousands)	December 31, 2010	Projected Cash Flows
	Fair Value	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt:
Variable rate debt(1)	$46,083	—	—	—	—	—	46,083	46,083
Average interest rate(1)	4.45%	4.60%	5.37%	6.41%	7.32%	8.00%	8.90%

Interest rate swaps:
Receive amount(2)	$(1,564)	(1,445)	(1,099)	(423)	—	—	—	(2,967)
Average pay rate(2)	3.39%	3.80%	3.80%	3.80%	—%	—%	—%
Average receive rate(2)	2.80%	3.21%	2.44%	0.94%	—%	—%	—%
_______

(1)
For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The weighted-average interest rates as of December 31, 2010 are based on implied forward rates in the forward yield curve for three-month LIBOR.

(2)
The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the swap contract.

For additional information on our long-term debt obligations and derivative instruments, see the sections entitled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Contractual Obligations, Commitments and Off-Balance Sheet Arrangements and Liquidity and Capital Resources.
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
Our fixed income securities currently reflect an overall average credit quality of Aa3, based on the lower of the available credit ratings from S&P and Moody's for each investment security in our portfolio. We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks. Approximately 32 percent of our fixed income securities consist of tax-exempt securities. The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.
As of December 31, 2010, 99 percent of our fixed income securities and short-term investments were rated by at least one of the following credit rating agencies: S&P and Moody's. Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor. In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.
The following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating.

____________
Form 10-K: 49

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

(in thousands)	Underlying Credit Rating
	AAA - A	BBB	Below BBB	Not Rated	Total
Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$72,118	3,610	53	1,126	76,907
Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$66,522	5,474	—	4,911	76,907
_______

(1)
The ratings noted above were determined by using the lower of the available credit ratings from S&P and Moody's unless the underlying issuer's stand-alone credit rating was higher than the S&P and Moody's stated rating, in which case the underlying issuer's stand-alone credit rating was used.

(2)	The ratings noted above were determined by using the lower of the available credit ratings from S&P and Moody's.
As of December 31, 2010, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee.

(in thousands)	Value of Fixed-Income Securities Containing a Third-Party Guarantee
Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand-Alone Credit Rating	Total Securities Containing a Third-Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$36,741	3,324	40,065
Assured Guaranty Municipal Corp.	17,778	—	17,778
Permanent School Fund	9,285	—	9,285
American Municipal Bond Assurance Corporation	4,203	1,012	5,215
Financial Guaranty Insurance Company	4,416	—	4,416
Other guarantors	10	138	148
Total	$72,433	4,474	76,907
We do not hold any direct exposures to a financial guarantor in our investment portfolio.
Credit risk - derivative financial instruments. We use interest rate-related derivative instruments to manage the exposure on our variable rate debt. By using these instruments, we expose ourselves to credit risk; however, concentration of credit risk is mitigated as we only enter into transactions with well-established financial institutions and monitor the financial strength ratings and financial developments of such institutions. In addition, only conventional derivative financial instruments are utilized. We are exposed to potential losses if the counterparty fails to perform according to the terms of its agreement. When the fair value of a derivative contract is positive (or in a net asset position), the counterparty owes us, which creates credit risk for the Company.
The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million. No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts. In accordance with the accounting guidance on offsetting of amounts related to certain contracts and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable). As of December 31, 2010, the combined fair value of our derivative instruments was $0.8 million, net of cash collateral paid to our counterparty of $2.4 million, and is included in other liabilities within our consolidated statement of financial position.
Equity price risk.  Equity price risk is the risk that we will incur losses due to adverse changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index. Our exposure to equity price risk is primarily concentrated in exchange traded funds that are generally comprised of stocks with large market capitalizations that pay dividends. As of December 31, 2010 and 2009, the fair value of our equity securities was $11.9 million and $11.2 million, respectively. The value of our equity securities is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by

____________
Form 10-K: 50

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

investors in the equity markets.
The following table provides more information on our exposure to equity price risk at December 31, 2010.

(in thousands)	As of
December 31, 2010
Fair value of equity securities	$11,930
Pre-tax impact of a 10 percent decline in market prices for equity exposures	$1,193
Changes in the fair value of our equity securities are recorded as unrealized gains (losses) and are included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized position. If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.

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

Item 9A.    Controls and Procedures
Disclosure Controls
An evaluation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934) was completed as of December 31, 2010, by our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our disclosure controls and procedures were found to be adequate and effective in ensuring that material information relating to FPIC and its consolidated subsidiaries, as required to be disclosed by us in our periodic reports filed with the SEC, is accumulated and made known to the Chief Executive Officer and Chief Financial Officer, and other management, as appropriate, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934). An evaluation of internal controls over financial reporting was completed as of December 31, 2010, by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management concluded that our internal control over financial reporting was reasonably effective as of December 31, 2010 and that there was no change in our internal controls during the year that has materially affected or are reasonably likely to materially affect our internal controls over financial reporting, other than as described below.
During 2010, we designed and implemented internal controls over financial reporting for our subsidiary, Advocate, MD, which was acquired in November 2009.  There have been no other changes in our internal control over financial reporting that occurred during 2010 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting is set forth on the page indicated in Item 15 of this report. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2010 was audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm. Their unqualified report is included in the Report of Independent Registered Certified Public Accounting Firm set forth on the pages indicated in Item 15 of this report.

____________
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
The information required in this item with respect to directors and executive officers will appear under the headings “Proposal 1. Election of Directors” and “Executive Compensation - Executive Officers,” in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required in this item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts will appear under the heading “Corporate Governance,” "Report of the Audit Committee," and “Ratification of Appointment of Independent Registered Certified Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required in this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.
There have been no material changes in the manner by which security holders may recommend nominees to our Board of Directors from those described in our Proxy Statement filed in connection with our 2010 Annual Meeting of Shareholders.

Item 11.    Executive Compensation
The information required in this item will appear under the headings “Director Compensation,” “Executive Compensation” and “Compensation Committee Report” in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Under our share-based compensation plans, we may grant incentive stock options, non-qualified stock options, contingent stock (including performance-based awards) and restricted stock to individuals. The number of securities remaining available for future issuance under share-based compensation plans includes stock option, restricted stock and contingent stock grants. Information concerning our securities authorized for issuance under share-based compensation plans as of December 31, 2010 is provided below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under share-based compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Share-based compensation plans approved by security holders	410,377	$18.62	1,186,251
Share-based compensation plans not approved by security holders	—	—	—
Total	410,377	$18.62	1,186,251
_______

(1)
Under our share-based compensation plans, we have granted shares in the form of restricted stock awards, including performance-based awards. As of December 31, 2010, there were 222,821 issued and outstanding

____________
Form 10-K: 52

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

shares of such awards under these plans. Because there is no exercise price associated with restricted share awards, which are granted to employees and directors at no cost to them, such shares are not included in the weighted-average exercise price calculation.
Other information required in this item will appear under the heading “Beneficial Ownership of FPIC Common Stock” in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference. See Note 15, Share-Based Compensation Plans to the consolidated financial statements included elsewhere herein for information about our share-based compensation plans.

____________
Form 10-K: 53

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in this item will appear under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required in this item will appear under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

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

____________
Form 10-K: 54

FPIC Insurance Group, Inc.
Annual Report on Form 10-K

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPIC Insurance Group, Inc.

March 9, 2011	By:	/s/ John R. Byers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature and Title	Title	Date
/s/ John R. Byers John R. Byers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2011

/s/ Charles Divita, III Charles Divita, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2011

/s/ Kenneth M. Kirschner Kenneth M. Kirschner	Chairman of the Board	March 9, 2011

/s/ John K. Anderson, Jr. John K. Anderson, Jr.	Vice Chairman of the Board	March 9, 2011

/s/ Robert O. Baratta, M.D. Robert O. Baratta, M.D.	Immediate Past Chairman of the Board	March 9, 2011

/s/ Richard J. Bagby, M.D. Richard J. Bagby, M.D.	Director	March 9, 2011

/s/ M.C. Harden, III M. C. Harden, III	Director	March 9, 2011

/s/ Terence P. McCoy, M.D. Terence P. McCoy, M.D.	Director	March 9, 2011

/s/ John G. Rich John G. Rich	Director	March 9, 2011

/s/ Joan D. Ruffier Joan D. Ruffier	Director	March 9, 2011

/s/ David M. Shapiro, M.D. David M. Shapiro, M.D.	Director	March 9, 2011

____________
Form 10-K: 55

FPIC Insurance Group, Inc.

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Shareholders of FPIC Insurance Group, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of FPIC Insurance Group, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 15(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
March 9, 2011

______________
Form 10-K: F-1

Management's Report on Internal Control over Financial Reporting

FPIC Insurance Group, Inc.'s (“FPIC”) management is responsible for establishing and maintaining effective internal control over financial reporting. Based on our assessment of internal control over financial reporting as of December 31, 2010, we have determined that FPIC maintained effective internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
FPIC's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FPIC's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of FPIC's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

March 9, 2011	FPIC Insurance Group, Inc.

	By:	/s/ John R. Byers
President and Chief Executive Officer

	By:	/s/ Charles Divita, III
Chief Financial Officer

______________
Form 10-K: F-2

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position

(in thousands, except shares authorized, issued and outstanding)	As of December 31,
	2010	2009
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$627,237	662,688
Equity securities, available-for-sale, at fair value	11,930	11,212
Short-term investments	—	2,955
Real estate investments	4,678	4,889
Other invested assets	4,516	4,443
Total investments (Note 6)	648,361	686,187

Cash and cash equivalents	58,726	58,626
Premiums receivable (net of an allowance of $300 as of December 31, 2010 and 2009)	56,527	56,504
Accrued investment income	6,782	7,948
Reinsurance recoverable on paid losses	4,042	4,494
Due from reinsurers on unpaid losses and advance premiums	134,223	133,445
Ceded unearned premiums	12,181	11,245
Deferred policy acquisition costs	8,963	9,918
Deferred income taxes	21,792	26,321
Goodwill and intangible assets	27,220	28,200
Other assets	7,446	8,595
Total assets	$986,263	1,031,483

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$520,546	559,257
Unearned premiums	100,555	103,831
Reinsurance payable	1,636	2,985
Paid in advance and unprocessed premiums	7,993	10,222
Total policy liabilities and accruals	630,730	676,295

Long-term debt	46,083	46,083
Other liabilities	34,159	29,318
Total liabilities	710,972	751,696

Commitments and contingencies (Note 19)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 8,926,692 and 10,142,613 shares issued and outstanding at December 31, 2010 and 2009, respectively	893	1,014
Additional paid-in capital	—	—
Retained earnings	262,068	270,118
Accumulated other comprehensive income, net	12,330	8,655
Total shareholders' equity	275,291	279,787
Total liabilities and shareholders' equity	$986,263	1,031,483

The accompanying notes are an integral part of the consolidated financial statements. See Note 12, Earnings per Share, for information concerning our 2010 stock split.

______________
Form 10-K: F-3

FPIC Insurance Group, Inc.
Consolidated Statements of Income

(in thousands, except earnings per common share)	For the year ended December 31,
	2010	2009	2008
Revenues
Net premiums earned	$168,085	156,474	172,830
Net investment income	24,941	27,749	30,295
Net realized investment gains (losses)	4,148	2,565	(13,552)
Other income	535	510	432
Total revenues	197,709	187,298	190,005

Expenses
Net losses and loss adjustment expenses	97,329	92,185	99,721
Other underwriting expenses	48,547	41,376	37,992
Interest expense on debt	3,614	3,620	3,827
Other expenses	3,053	964	412
Total expenses	152,543	138,145	141,952

Income from continuing operations before income taxes	45,166	49,153	48,053
Less: Income tax expense	15,570	15,545	15,953
Income from continuing operations	29,596	33,608	32,100

Discontinued operations
Gain on disposal of discontinued operations, net of income taxes	—	411	—
Discontinued operations	—	411	—

Net income	$29,596	34,019	32,100

Basic earnings per common share:
Income from continuing operations	$3.10	3.11	2.53
Discontinued operations	—	0.04	—
Net income	$3.10	3.15	2.53

Basic weighted-average common shares outstanding	9,537	10,801	12,674

Diluted earnings per common share:
Income from continuing operations	$3.03	3.05	2.46
Discontinued operations	—	0.04	—
Net income	$3.03	3.09	2.46

Diluted weighted-average common shares outstanding	9,761	11,026	13,042

Net realized investment gains (losses):
Net realized investment gains (losses) before credit related impairments	$4,456	4,642	(44)

Total other-than-temporary impairments on investments	(873)	(2,077)	(13,508)
Portion of other-than-temporary impairments recognized in other comprehensive income	565	—	—
Credit related impairments included in net realized investment gains (losses)	(308)	(2,077)	(13,508)

Net realized investment gains (losses)	$4,148	2,565	(13,552)
The accompanying notes are an integral part of the consolidated financial statements. See Note 12, Earnings per Share, for information concerning our 2010 stock split.

______________
Form 10-K: F-4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2009	10,142,613	$1,014	—	270,118	8,655		279,787

Net income	—	—	—	29,596	—	$29,596	29,596
Other comprehensive income, net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	4,555	4,555	4,555
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(380)	(380)	(380)
Prior service cost, net of tax	—	—	—	—	2	2	2
Net loss on pension plan, net of tax	—	—	—	—	(502)	(502)	(502)
Other comprehensive income						3,675
Comprehensive income						$33,271

Issuance of restricted stock	101,621	10	2,784	—	—		2,794
Issuance of common shares	102,357	10	1,197	—	—		1,207
Repurchase of common shares	(1,419,899)	(141)	(4,555)	(37,646)	—		(42,342)
Share-based compensation	—	—	38	—	—		38
Income tax reductions relating to exercise of stock options	—	—	536	—	—		536
Balances at December 31, 2010	8,926,692	$893	—	262,068	12,330		275,291

The accompanying notes are an integral part of the consolidated financial statements. See Note 12, Earnings per Share, for information concerning our 2010 stock split.

______________
Form 10-K: F-5

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity, continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2008	11,704,947	$1,170	—	271,113	(12,389)		259,894

Net income	—	—	—	34,019	—	$34,019	34,019
Other comprehensive income, net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	18,898	18,898	18,898
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	581	581	581
Prior service cost, net of tax	—	—	—	—	2	2	2
Transition obligation, net of tax	—	—	—	—	—	—	—
Net gain on pension plan, net of tax	—	—	—	—	1,563	1,563	1,563
Other comprehensive loss						21,044
Comprehensive income						$55,063

Issuance of restricted stock	40,568	4	2,682	—	—		2,686
Issuance of common shares	287,813	29	2,774	—	—		2,803
Repurchase of common shares	(1,890,715)	(189)	(7,752)	(35,014)	—		(42,955)
Share-based compensation	—	—	676	—	—		676
Income tax reductions relating to exercise of stock options	—	—	1,620	—	—		1,620
Balances at December 31, 2009	10,142,613	$1,014	—	270,118	8,655		279,787

The accompanying notes are an integral part of the consolidated financial statements. See Note 12, Earnings per Share, for information concerning our 2010 stock split.

______________
Form 10-K: F-6

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity, continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2007	13,424,102	$1,342	—	295,139	(884)		295,597

Net income	—	—	—	32,100	—	$32,100	32,100
Other comprehensive loss, net of tax:
Unrealized loss on invested assets, net of tax	—	—	—	—	(7,565)	(7,565)	(7,565)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(2,014)	(2,014)	(2,014)
Prior service cost, net of tax	—	—	—	—	357	357	357
Transition obligation, net of tax	—	—	—	—	5	5	5
Net loss on pension plan, net of tax	—	—	—	—	(2,230)	(2,230)	(2,230)
Other comprehensive loss						(11,447)
Comprehensive income						$20,653

Cumulative adjustment to adopt pension plan measurement date provisions	—	—	—	(89)	(58)		(147)
Issuance of restricted stock	39,564	4	2,219	—	—		2,223
Issuance of common shares	503,280	50	6,595	—	—		6,645
Repurchase of common shares	(2,261,999)	(226)	(11,855)	(56,037)	—		(68,118)
Share-based compensation	—	—	799	—	—		799
Income tax reductions relating to exercise of stock options	—	—	2,242	—	—		2,242
Balances at December 31, 2008	11,704,947	$1,170	—	271,113	(12,389)		259,894

The accompanying notes are an integral part of the consolidated financial statements. See Note 12, Earnings per Share, for information concerning our 2010 stock split.

______________
Form 10-K: F-7

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows

(in thousands)	For the year ended December 31,
	2010	2009	2008
Operating Activities
Net income	$29,596	34,019	32,100
Less: Discontinued operations	—	411	—
Income from continuing operations	29,596	33,608	32,100
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	26,716	22,026	25,113
Net realized (gains) losses on investments	(4,148)	(2,565)	13,552
Net loss (earnings) on equity investment	22	(23)	8
Bad debt expense	338	605	91
Deferred income tax expense (benefit)	2,501	374	(764)
Excess tax benefits from share-based compensation	(631)	(1,630)	(2,351)
Share-based compensation	2,832	3,362	3,022
Other Changes in Assets and Liabilities
Premiums receivable, net	(360)	7,815	4,223
Deferred policy acquisition costs	(19,110)	(15,541)	(17,857)
Accrued investment income	1,166	473	621
Reinsurance recoverable on paid losses	452	(2,424)	1,393
Due from reinsurers on unpaid losses and advance premiums	(778)	15,572	8,484
Ceded unearned premiums	(936)	(7,826)	(318)
Other assets and liabilities	3,779	(1,966)	(4,707)
Losses and loss adjustment expenses	(38,711)	(45,028)	(29,239)
Unearned premiums	(3,276)	(849)	(10,229)
Reinsurance payable	(1,349)	247	(605)
Paid in advance and unprocessed premiums	(2,229)	427	(1,483)
Net cash (used in) provided by operating activities	(4,126)	6,657	21,054

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	160,003	116,021	132,251
Sales of equity securities, available-for-sale	499	3,176	—
Sales of other invested assets	394	192	6
Maturities of fixed income securities, available-for-sale	69,023	66,670	47,900
Maturities of short-term investments	2,925	—	1,475
Purchases of
Fixed income securities, available-for-sale	(187,633)	(110,669)	(152,556)
Equity securities, available-for-sale	—	(635)	(2,025)
Other invested assets	(301)	(3,549)	(501)
Property and equipment	(180)	(619)	(231)
Acquisition of Advocate, MD, net of cash received	—	(38,576)	—
Net cash provided by investing activities	$44,730	32,011	26,319

The accompanying notes are an integral part of the consolidated financial statements. See Note 12, Earnings per Share, for information concerning our 2010 stock split.

______________
Form 10-K: F-8

FPIC Insurance Group, Inc.
Consolidated Statements of Cash Flows, continued

(in thousands)	For the year ended December 31,
	2010	2009	2008
Financing Activities
Issuance of common stock	$1,207	2,803	6,645
Repurchase of common stock	(42,342)	(42,955)	(68,118)
Excess tax benefits from share-based compensation	631	1,630	2,351
Net cash used in financing activities	(40,504)	(38,522)	(59,122)

Net increase (decrease) in cash and cash equivalents	100	146	(11,749)
Cash and cash equivalents at beginning of year	58,626	58,480	70,229
Cash and cash equivalents at end of period	$58,726	58,626	58,480

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,614	3,621	3,586
Federal income taxes paid	$11,300	14,206	15,616

Supplemental disclosure of non cash activities:
Issuance of restricted stock	$2,954	1,331	1,945
Share-based compensation	$2,832	3,362	3,022

The accompanying notes are an integral part of the consolidated financial statements. See Note 12, Earnings per Share, for information concerning our 2010 stock split.

______________
Form 10-K: F-9

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

1.    Organization and Nature of Operations
FPIC Insurance Group, Inc. (“FPIC”) was formed in 1996 through a reorganization of First Professionals Insurance Company, Inc., formerly named Florida Physicians Insurance Company, Inc. (“First Professionals”). Unless the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “FPIC” as used in this report refer to FPIC Insurance Group, Inc. and its subsidiaries.
We operate in the medical professional liability (“MPL”) insurance sector of the property and casualty insurance industry as an insurance carrier that bears underwriting risks. Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice. Optional coverage is available for professional corporations under which physicians or dentists practice. We are the largest provider of MPL insurance in Florida, the fourth largest provider in Texas and have top five market positions in Georgia and Arkansas.  In all, we currently write MPL insurance in 14 states and are licensed to write in 32 states.  According to the latest 2009 calendar year data published by SNL Financial LC, Florida and Texas are the fifth and eighth largest markets, respectively, for MPL insurance in the United States in terms of direct premiums written ("DPW").  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.
In November 2009, we acquired Advocate, MD Financial Group Inc. (“Advocate, MD”). Pursuant to the terms of the agreement, First Professionals acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals. Advocate, MD is the fourth largest provider of MPL insurance in Texas and also writes MPL insurance in Mississippi. For additional information, see Note 3, Acquisition of Advocate, MD.
Effective June 30, 2010, we merged Interlex Insurance Company (“Interlex”), a wholly owned subsidiary of Intermed Insurance Company (“Intermed”), into Intermed, a wholly owned subsidiary of First Professionals.  Prior to the merger, Interlex participated in the intercompany pooling arrangement with our Florida and Missouri insurance subsidiaries and prior to 2003 provided legal professional liability insurance in Missouri, Kansas and Florida.
We actively conduct our business principally through the following subsidiaries:

•	First Professionals, a wholly owned subsidiary of FPIC

•	The Tenere Group, Inc. (“Tenere”), a wholly owned subsidiary of First Professionals

•	Intermed, a wholly owned subsidiary of Tenere

•	Advocate, MD, a wholly owned subsidiary of First Professionals

•	Advocate, MD Insurance of the Southwest Inc. (“Advocate, MD Insurance”), a wholly owned subsidiary of Advocate, MD

•	Advocate Insurance Services, Inc., a wholly owned subsidiary of Advocate, MD

•	Anesthesiologists Professional Assurance Company (“APAC”), a wholly owned subsidiary of FPIC

•	FPIC Insurance Agency, Inc., a wholly owned subsidiary of FPIC
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
All share and per share data, including basic and diluted earnings per common share and weighted-average common shares outstanding for the periods ended December 31, 2009 and 2008 have been restated to reflect a three-for-two stock split. For additional information, see Note 12, Earnings per Common Share.
Use of Estimates − In preparing our consolidated financial statements, we are required to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ

______________
Form 10-K: F-10

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

from such estimates. Our liability for losses and loss adjustment expenses ("LAE") (also referred to as our loss and LAE reserves) is our largest liability and represents the financial statement item most sensitive to estimation and judgment.
Revenue Recognition - Premiums, which are our main source of revenue, are recognized pro-rata over the respective period of each policy. Premium receivables are recorded net of an estimated allowance for uncollectible amounts. Unearned premiums represent the portion of the premium applicable to the unexpired period of the insurance policy. In the event it is determined that the unearned premium reserve for a book of business will not be sufficient to recover the future expected losses and LAE and policy acquisition costs, including consideration of related investment income, recognition of a premium deficiency would be required through a write-down of deferred policy acquisition costs with a corresponding charge to income. In the event deferred policy acquisition costs are written off entirely, any remaining premium deficiency would be accounted for as a liability with a corresponding charge to income.
Losses and LAE − MPL insurance is our primary line of business and accounted for nearly 100 percent of our total consolidated liability for losses and LAE for both 2010 and 2009. Our loss and LAE reserves represent management's best estimate of the amounts we expect to pay out in the future on account of all insured events as of the end of the period. The liability comprises estimated case reserves on reported claims plus estimates of insured losses and LAE incurred but not reported (“IBNR”). Also implicit in our loss and LAE reserves is a provision for case reserve development, which represents an estimate of the aggregate difference between our individually estimated case reserves and the amount for which they will ultimately be resolved. This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our focus on claims-made policy coverage.
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

______________
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
We also utilize and evaluate calculations contained in actuarial studies performed by our independent actuarial firms to corroborate the adequacy of our carried reserves. Our best estimate may differ from the selected reserve estimate of our independent actuaries because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes, expectations about future claim results and trends and certain other factors as discussed below. While our best estimate may differ, our carried reserves remain within a reasonable actuarial range of the independent actuaries' selected reserve estimate. The independent reviews of our reserves plays an important role in our overall assessment of the adequacy of our reserves. A typical range of reasonable values for MPL business is considered to be as wide as 15 percent. Therefore, in addition to the performance of the business itself, our financial condition, results of operations and cash flows are sensitive to our reserve estimates and judgments. Our range developed for our loss and LAE reserves, net of reinsurance, at December 31, 2010 was $329.4 million to $401.3 million, with management's best estimate of loss and LAE reserves at $386.3 million. Our independent actuaries' indicated reserve was $363.0 million as of December 31, 2010. The reserve opinions of our independent actuaries for the years ended December 31, 2010 and 2009 have been filed with the respective state insurance regulators along with the statutory financial statements of our insurance companies.
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
For additional disclosures on our reserves, see Note 8, Liability for Losses and Loss Adjustment Expenses.
Reserve for Extended Reporting Endorsements − A portion of the coverage that insureds purchase under claims-made policies is for an additional death, disability and retirement (“DD&R”) insurance benefit. Coverage is provided to the insured for any prior incidents occurring during the claims-made policy period that are reported after his or her death, disability or retirement. The loss exposure associated with this product is known as extended reporting endorsement claims. The reserve for extended reporting endorsement claims is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including assumptions for morbidity, mortality, retirement, interest and inflation, less the present value of expected future premiums associated with this DD&R coverage. The reserves for these claims fluctuate based on the number of insureds who are eligible for this coverage and their age. These liabilities, which possess elements of both loss reserves and pension liabilities, are carried within unearned premiums. Once an endorsement is issued because of a triggering event, a liability is established as part of the reserve for losses and LAE. Any changes in the DD&R reserves are reflected as income or expense in the period in which we become aware that an adjustment is appropriate. At December 31, 2010 and 2009, our carried DD&R reserves were $16.9 million and $19.5 million, respectively, which includes a discount related to the present value calculation of approximately $7.4 million and $7.4 million, respectively. A one percentage point change in our discount rate of 5 percent related to our DD&R reserves as of December 31, 2010 would result in an approximate addition or reduction in such

______________
Form 10-K: F-12

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

reserve of approximately $1.9 million.
Fair Value Measurements − The fair value hierarchy prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.

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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Reclassifications impacting Level 3 financial instruments are reported as transfers into (out of) the Level 3 category as of the beginning of the period in which the transfer occurs.  Therefore, gains and losses in income only reflect activity for the period the instrument was classified in Level 3.
The following is a description of the valuation measurements used for our financial instruments carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.
Valuation of Investments — We primarily use a single pricing service, Interactive Data Corporation (“IDC”), to value our investments that have an exchange traded price or multiple observable inputs.  In situations where IDC does not have multiple observable inputs or the ability to price a given security, we seek to price the security utilizing another pricing service or by obtaining non-binding broker / dealer quotes.
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
Fixed income securities, available for sale, including short-term investments and mutual funds that invest in fixed income securities — reflects securities that trade in less active markets.  Fair value is based on valuation methodologies, the significant inputs into which may include, but are not limited to, benchmark yields, reported trades, issuer spreads, two-sided markets, new issue data, bids, offers, collateral performance and reference data.  These fixed income securities are classified within Level 2.  Credit ratings noted below are based on the lower of the available credit ratings from S&P and Moody's for each investment security.

•
U.S. Treasuries include those securities issued by the U.S government or a U.S. Agency.  These securities have an average credit quality of Aaa and represent approximately 7 percent of our fixed income securities.

•
States, municipalities and political subdivisions include securities issued by state and local governments.  General obligation bonds are backed by the full faith and credit of the issuing entity (e.g., government authority) and revenue bonds are backed by a specific revenue stream.  Lease revenue bonds are backed by specific lease arrangements, where the principal and interest are generally paid from annual appropriations from the governmental entity that benefits from the facility (e.g., school, prison facility).  Pre-refunded bonds are backed by Treasuries and/or Agencies.  These 'sub'-sectors (e.g., general obligation, revenue, lease, pre-refunded) can be taxable or tax-advantaged.  These securities are diversified throughout the U.S, have an average credit quality of

______________
Form 10-K: F-13

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Aa1 and represent approximately 32 percent of our fixed income securities.

•
Corporate securities include securities issued by various corporate entities across different industries.  Both investment grade and non-investment grade securities are included within this category.  The average credit quality of investment grade corporate securities is A2 and these securities represent approximately 32 percent of our fixed income securities.  The average credit quality of non-investment grade corporate securities is Ba3 and these securities represent approximately 3 percent of our fixed income securities.

•
Residential mortgage-backed securities include structured securities that are issued based on underlying residential mortgages.  Within this category are bonds that are agency or non-agency related.  Agency related bonds are from the vintage years 1988 through 2010, have an average credit quality of Aaa and represent approximately 14 percent of our fixed income securities.  Non-agency related bonds are from the vintage years 2002 through 2007, have an average credit quality of Baa3 and represent approximately 1 percent of our fixed income securities.

•
Commercial mortgage-backed securities (“CMBS”) reflect structured securities issued based on underlying commercial mortgages (such as on hotels, malls, or offices) and are from the vintage years 2002 and 2005 through 2008.  These securities have an average credit quality of Aa3 and represent approximately 6 percent of our fixed income securities.

•
Asset-backed securities include structured securities issued based on underlying assets, primarily automobile loans, credit cards, and home equity lines of credit.  These securities have an average credit quality of Aa1 and represent approximately 4 percent of our fixed income securities.

•
Foreign government securities include securities issued by the Canadian government, a Canadian agency or one of its provinces. These securities are denominated in U.S. dollars, have an average credit quality of Aa1 and represent 1 percent of our fixed income securities.

Equity securities, available for sale, including mutual funds that invest in equity securities

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

Other invested assets — includes investments held as part of our deferred compensation plan and an investment in a small limited partnership.

•
Securities, predominantly mutual funds, held in rabbi trusts maintained by the Company for deferred compensation plans, are included in other invested assets and classified within the valuation hierarchy on the same basis as the Company's actively traded equity securities.

•	For our investment in the limited partnership, fair value is classified as Level 3, as it is based on net asset values and financial statements of the limited partnership.
Contingent consideration

•
The acquisition of Advocate, MD includes a contingent consideration arrangement that provides for additional consideration to be paid by the Company for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits over a two-year period from the acquisition date.  Up to forty percent of the contingent consideration is payable based on the first year of performance, with any remaining amount payable following the second year of performance.  The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0.9 million and $12.0 million.  Our measure of the estimated fair value of the contingent consideration is based on significant inputs not observable in the marketplace and is classified as a Level 3 fair value measurement based on accounting guidance.  We recognize a liability for the estimated fair value of acquisition-related contingent consideration using a cash flow model adjusted quarterly for probability weighted targets to be achieved over the earn-out period. Changes in the calculation of our liability for contingent consideration are reflected as income or expense in the period the change is incurred.

Derivative financial instruments

•
Our derivative instruments, principally interest rate swaps, are valued using models that primarily use market observable inputs and are classified as Level 2, as their fair value is largely based on observable inputs over the life of the swaps in a liquid market.  The fair value of the interest rate swaps is calculated by comparing the

______________
Form 10-K: F-14

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt.  The floating and fixed rate cash flows are then discounted to the valuation date by using the three-month London Interbank Offered Rate (“LIBOR”) at the date of the valuation.  Pricing inputs include bid-ask spreads and current market prices for an underlying instrument.  For additional information on our derivative instruments, see Note 11, Derivative Instruments and Hedging Activities, below.
Investments − Investments in fixed income securities are classified as available-for-sale and reported at their estimated fair values in our consolidated statements of financial position, with any change in fair values during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income. Equity securities are classified as available-for-sale securities and reported at fair value and accounted for $11.9 million and $11.2 million of our total investments as of December 31, 2010 and 2009, respectively. Other invested assets include investments held as part of a deferred compensation plan and an investment in a small limited partnership, which are both reported at their estimated fair values. We also hold real estate investments, which consist of a building, residential property and developed land. The real estate investments are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the property (exclusive of land, which is non-depreciable), using the straight-line method. The estimated useful life of our building is 39 years. Rental income and expenses are included in net investment income.
Income on investments includes the amortization of premium and accretion of discount for debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification.
All investments in an unrealized loss position are reviewed at the individual security level to determine whether a credit or non-credit rate-related impairment is other-than-temporary. For fixed income securities, impairment is considered to be other-than-temporary if we have the intent to sell the security prior to recovery, if it is more likely than not we will be required to sell the security prior to recovery, or if we do not believe the value of the security will recover. Our impairment analysis takes into account factors, both quantitative and qualitative in nature. Among the factors we consider are the following:

•	The length of time and the extent to which fair value has been less than cost;

•
If an investment's fair value declines below cost, we determine if there is adequate evidence to overcome the presumption that the decline is other-than-temporary. Supporting evidence could include a recovery in the investment's fair value subsequent to the date of the statement of financial position, a return of the investee to profitability and the investee's improved financial performance and future prospects (such as earnings trends or recent dividend payments), or the improvement of financial condition and prospects for the investee's geographic region and industry.

•
Issuer-specific considerations, including an event of missed or late payment or default, adverse changes in key financial ratios, an increase in nonperforming loans, a decline in earnings substantially below that of the investee's peers, downgrading of the investee's debt rating or suspension of trading in the security;

•
The occurrence of a significant economic event that may affect the industry in which the investee participates, including a change that might adversely impact the investee's ability to achieve profitability in its operations;

•	Our intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value; and

•
With regard to CMBS, we also evaluate key statistics such as breakeven constant default rates and credit enhancement levels. The breakeven constant default rate indicates the percentage of the pool's outstanding loans that must default each and every year for a CMBS class/tranche to experience its first dollar of principal loss. Credit enhancements indicate how much protection, or “cushion,” exists to absorb losses in a particular deal before an actual loss would impact a specific security.

Equity securities are deemed other-than-temporarily impaired based on the severity of the unrealized loss and the time the security has been in an unrealized loss position. If the impairment is deemed to be other-than-temporary, a loss is recognized in net income for the difference between the fair value and cost basis of the investment and a new cost basis for the investment is established.
We have a process in place to identify fixed income and equity securities that could potentially have a credit impairment that is other-than-temporary. This process involves monitoring market events that could impact an issuer's credit rating, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring pricing levels, downgrades by rating agencies, key financial ratios and cash flow projections as indicators of credit issues.
For fixed income securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss as a charge to realized investment gains (losses) included in our earnings, and the amount related to all other factors,

______________
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
The fair value of our investment holdings is affected by general economic conditions and changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities. In addition, deteriorating economic conditions could impact the value of our equity securities resulting in other-than-temporary impairments ("OTTI") to such securities. These changes could have a material adverse effect on our financial condition, results of operations or cash flows. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities. Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders' equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition, operating results or cash flows. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings. Our fixed income portfolio had an overall average credit quality of Aa3, based on the lower of the available credit ratings from Moody's and Standard & Poor's.
See Note 6, Investments for additional disclosures concerning investments.
Reinsurance − Net premiums written ("NPW"), net premiums earned, losses and LAE, and underwriting expenses are reported in our consolidated statements of income net of the amounts for reinsurance ceded to other insurance companies. Amounts recoverable from reinsurers including those related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets in our consolidated statements of financial position. Reinsurance recoverables related to unpaid losses and LAE are estimated in a manner consistent with the terms of each respective reinsurance agreement. Reinsurance assumed from other companies including assumed premiums written and earned, losses and LAE and other underwriting expenses, principally ceding commissions, are accounted for in the same manner as directly written insurance business.
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
Goodwill and Other Intangible Assets - We make an annual assessment of goodwill and intangible assets by reporting unit to determine whether the value of our goodwill and intangible assets is impaired. We use both a market-based approach and an income approach to estimate the fair value of each reporting unit. Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill or intangible assets have suffered an impairment in value. In November 2009, we completed the acquisition of Advocate, MD. The acquisition resulted in $10.2 million of additional goodwill and the recording of $7.3 million of intangible assets. We completed our annual assessment of goodwill and intangible assets in 2010, 2009 and 2008 and concluded that the value of our goodwill and intangible assets was not impaired. All of our goodwill is allocated to our insurance segment.
For additional information on goodwill and intangible assets, see Note 7, Goodwill and Intangible Assets.
Derivative Financial Instruments − We use derivative financial instruments as cash flow hedges to manage market risks related to the effects of changes in interest rates on our floating rate long-term debt. These contracts are carried at their estimated fair values, with the changes therein reported as unrealized gains or losses in other comprehensive income. The differential, if any, to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the hedged item. The related amounts payable to or receivable from the counterparties are included as adjustments to accrued interest.
See Note 11, Derivative Instruments and Hedging Activities, for additional information on derivatives.
Income Taxes − We file federal income tax returns and income tax returns in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2006. Our income tax returns for 2007 and later have not been examined by the Internal Revenue Service (the “IRS”) and remain open under the applicable statute of limitations.
In accordance with the accounting guidance on uncertain tax positions, our tax positions are analyzed against a

______________
Form 10-K: F-16

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

recognition threshold of “more likely than not” of being sustained upon examination by the IRS, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once we determine that a position meets the recognition threshold, the position is then measured to determine the amount of benefit to recognize in the financial statements. Our practice is to recognize interest accrued related to unrecognized tax benefits and any applicable penalties in income tax expense.
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
A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from our estimates or those estimates are adjusted in future periods, we may need to establish a valuation allowance, which would impact our financial position and results of operations. During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired. The valuation allowance was recorded against deferred tax expense. In 2009, the valuation allowance was deemed no longer necessary as a result of the increase in the fair value of our investment portfolio. No valuation allowance was recorded during 2010.
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
See Note 15, Share-Based Compensation Plans, for additional information.
Pension Benefits - We recognize as an asset or liability the over-funded or under-funded status of our defined benefit plan based on the difference between the plan's projected benefit obligation and the fair value of plan assets. We also record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income (loss). Such amounts are reclassified into earnings as components of net periodic benefit cost. We measure plan assets and benefit obligations as of the date of our statement of financial position. Effective January 1, 2008, we elected the "two measurement approach" for current year-end measurement calculations. The impact of adopting the measurement date provisions is shown in the table below:

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
Deferred Policy Acquisition Costs − Deferred policy acquisition costs consist of commissions and premium taxes, which vary with and are directly related to the production of new and renewal insurance business. Such acquisition costs are deferred and amortized over the period in which the related premium is earned and reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.
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

______________
Form 10-K: F-17

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

calculated using the weighted-average combination of dilutive common share equivalents and common shares outstanding during the period.
New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. As a result, current GAAP will be improved by eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. The new guidance will be effective for annual and interim periods beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.
In October 2010, the FASB issued guidance on Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance addresses diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In accordance with the new guidance, the only costs that qualify for deferral are those incremental direct costs associated with acquiring insurance contracts and certain direct costs related to acquisition activities, such as underwriting, policy issuance and processing, medical and inspection related costs and sales force contract expenses. All other acquisition-related costs, including costs incurred in soliciting potential contracts, marketing, unsuccessful acquisition or renewal efforts and product development costs, should be expensed as incurred. The new guidance will be effective for annual and interim periods beginning after December 15, 2011. FPIC's accounting policy on deferred policy acquisition costs has been to only include commissions and premium taxes that vary with and are directly related to the production of new and renewal insurance business. As such, the adoption of the new guidance proposed by the FASB is not expected to have an impact on our consolidated financial statements.
In July 2010, the FASB issued guidance on Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of the guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables, including reinsurance recoverables. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. We adopted this guidance effective December 31, 2010. See Note 9, Reinsurance, for additional information.

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The new guidance requires disclosures of transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reason for the transfer.  The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than as a single net number.  The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements. We adopted the new disclosures and modified our existing disclosures effective January 1, 2010.  See Note 6 , Investments, for additional information.  The disclosures about the activity in Level 3 measurements will be effective in the first quarter of 2011 (the three months ending March 31, 2011).
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

______________
Form 10-K: F-18

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

3.    Acquisition of Advocate, MD
In November 2009, First Professionals acquired all of the issued and outstanding stock of Advocate, MD. The total consideration for Advocate, MD was comprised of $33.6 million in cash at closing and up to $12.0 million in additional consideration contingent upon the performance of Advocate, MD during the two-year earn out period following closing. In connection with the transaction, FPIC also retired all of Advocate, MD's outstanding bank debt, totaling $9.0 million. We also paid $2.0 million for a non-compete agreement with Advocate, MD's President and Chief Executive Officer. Advocate, MD's financial results have been included in our results beginning November 13, 2009. Revenue and net income for Advocate, MD since the acquisition date included in our consolidated statement of income for the year ended December 31, 2009 are as follows:

(in thousands)

Revenue	$3,579
Net income	$466
The following unaudited pro forma summary presents consolidated financial information as if Advocate, MD had been acquired on January 1, 2008. These amounts have been calculated after applying FPIC's accounting policies and adjusting the results of Advocate, MD to reflect the additional amortization that would have been charged assuming the intangible assets existed on January 1, 2008, together with the consequential tax effect.

(in thousands)	For the year ended December 31,
	2009	2008
Revenue	$215,216	215,401
Net income	$35,271	41,855
The purchase of Advocate, MD is being accounted for under the acquisition method of accounting in accordance with accounting guidance on business combinations. Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table. Goodwill of $10.2 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and consists largely of the synergies and economies of scale resulting from the combination of FPIC and Advocate, MD. All of the goodwill was assigned to our insurance segment. None of the goodwill recognized is expected to be deductible for income tax purposes. Intangible assets of $7.3 million were also recognized in connection with the acquisition. For additional information on these intangible assets, see Note 7, Goodwill and Intangible Assets.
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

______________
Form 10-K: F-19

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)
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
The acquisition of Advocate, MD includes a contingent consideration arrangement that provides for additional consideration to be paid by the Company for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits over a two-year period from the acquisition date.  Up to forty percent of the contingent consideration is payable based on the first year of performance, with any remaining amount payable following the second year of performance. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0.9 million and $12.0 million. We recognize a liability for the estimated fair value of acquisition-related contingent consideration using a discounted cash flow model assuming probability weighted targets to be achieved over the earn-out period. Our measure of the estimated fair value of the contingent consideration is based on significant inputs not observable in the marketplace and is referred to as a Level 3 fair value measurement based on accounting guidance. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the level of achievement of the targets, will be recognized in earnings in the period of the change in the estimated fair value. Our current estimate of the fair value of the contingent consideration is $9.5 million. A change in fair value of the acquisition-related contingent consideration could have a material adverse effect on our financial condition, results of operations or cash flows in the period of the change in estimate.
The fair value of the assets acquired includes premiums receivable from insured physicians of Advocate, MD and receivables associated with reinsurance agreements. We expect to collect 100 percent of these receivables. We did not acquire any other class of receivable as a result of the acquisition of Advocate, MD.

______________
Form 10-K: F-20

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

4.    Fair Value Measurements
The following tables present disclosures about fair value measurements as of December 31, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis.

(in thousands)	As of December 31, 2010
	Fair Value Measurements Using:			Netting Adjustments (1)	Assets / Liabilities at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	43,323	—	—	43,323
States, municipalities and political subdivisions	—	201,507	—	—	201,507
Corporate debt securities	—	218,904	—	—	218,904
Residential mortgage-backed securities	—	90,813	—	—	90,813
Commercial mortgage-backed securities	—	39,796	—	—	39,796
Asset-backed securities	—	24,764	—	—	24,764
Foreign government securities	—	8,130	—	—	8,130
Total fixed income securities, available-for-sale, including short-term investments	$—	627,237	—	—	627,237

Equity securities, available-for-sale
Common equity securities	$10,544	—	—	—	10,544
Preferred equity securities	817	569	—	—	1,386
Total equity securities, available-for-sale	$11,361	569	—	—	11,930

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,361	—	—	—	3,361
Limited partnership	—	—	72	—	72
Total other invested assets	$3,361	—	72	—	3,433

Total	$14,722	627,806	72	—	642,600

Liabilities
Derivative financial instruments	$—	3,219	—	(2,400)	819
Contingent consideration	—	—	9,540	—	9,540
Total	$—	3,219	9,540	(2,400)	10,359
_______

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

______________
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
_______

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

______________
Form 10-K: F-22

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

We had no transfers into or out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2010, 2009 or 2008.  The following table presents disclosures about fair value measurements using significant unobservable inputs (Level 3).

(in thousands)	Fixed Income Securities, available for sale
	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Beginning balance	$—	—	3,359
Total gains (losses) (realized and unrealized)
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	—	—
Transfers into / out of Level 3	—	—	(3,359)
Ending balance	$—	—	—

Changes in unrealized gains (losses) included in earnings for the period for Level 3 assets held at period-end	$—	—	—

(in thousands)	Other Invested Assets
	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Beginning balance	$77	84	553
Total gains (losses) (realized and unrealized)
Included in net income	(22)	16	(442)
Included in other comprehensive income	17	(31)	(34)
Purchases, issuances and settlements	—	8	7
Transfers into / out of Level 3	—	—	—
Ending balance	$72	77	84

Changes in unrealized gains (losses) included in earnings for the period for Level 3 assets held at period-end	$—	—	(350)

(in thousands)	Contingent Consideration
	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Beginning balance	$(7,008)	—	—
Total gains (losses) (realized and unrealized)
Included in net income	(2,532)	—	—
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	(7,008)	—
Transfers into / out of Level 3	—	—	—
Ending balance	$(9,540)	(7,008)	—

Changes in unrealized gains (losses) included in earnings for the period for Level 3 assets held at period-end	$—	—	—

______________
Form 10-K: F-23

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

5.    Fair Value of Financial Instruments
The accounting guidance on the Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option has not been elected. The fair values of such instruments have been derived, in part, by management's assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of FPIC as a whole. The accounting guidance does not require the disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets.
Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash - Carrying value approximates the fair value due to the short maturity of these instruments.

•
Other invested assets - Other invested assets include an investment in a non-public entity and investments held as part of a deferred compensation plan, which are both reported at their fair values. See the discussion in Note 4, Fair Value Measurements, for the determination of fair value on our investment in the non-public entity and investments held in our deferred compensation plan.

•
Long-term debt - The fair value of our outstanding long-term debt is based on the present value of underlying cash flows discounted at rates available for similar debt. Our own nonperformance risk was considered in determining the fair value of our long-term debt.

•	Derivatives - interest rate swaps. See the discussion in Note 4, Fair Value Measurements, for additional information on our fair value methodology over derivatives.
The carrying value and fair value of financial instruments at December 31, 2010 and 2009 are presented in the table below.

(in thousands)	As of December 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$58,726	58,726	58,626	58,626
Other invested assets
Deferred compensation plan assets held in a rabbi trust	3,361	3,361	3,283	3,283
Limited partnership	72	72	77	77
Other assets	1,083	1,083	1,083	1,083
Total other invested assets	4,516	4,516	4,443	4,443

Total financial assets	$63,242	63,242	63,069	63,069

Financial liabilities:
Long-term debt	$46,083	51,369	46,083	48,925
Derivative financial instruments	3,219	3,219	2,601	2,601
Total financial liabilities	$49,302	54,588	48,684	51,526

______________
Form 10-K: F-24

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

6.    Investments
The amortized cost and estimated fair value of our investments are as follows:

(in thousands)	As of December 31, 2010
	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$42,274	1,141	92	43,323
States, municipalities and political subdivisions	195,416	6,298	207	201,507
Corporate debt securities	208,250	11,532	878	218,904
Residential mortgage-backed securities	89,143	2,446	776	90,813
Commercial mortgage-backed securities	36,899	3,023	126	39,796
Asset-backed securities	24,069	712	17	24,764
Foreign government securities	8,157	80	107	8,130
Equity securities, available-for-sale	9,605	2,328	3	11,930
Other invested assets	4,535	—	19	4,516
Total fixed income and equity securities, available-for-sale, and other invested assets	$618,348	27,560	2,225	643,683

(in thousands)	As of December 31, 2009
	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$41,330	872	973	41,229
States, municipalities and political subdivisions	244,203	7,868	222	251,849
Corporate debt securities	192,934	10,035	474	202,495
Residential mortgage-backed securities	102,028	2,104	1,920	102,212
Commercial mortgage-backed securities	36,272	1,094	2,592	34,774
Asset-backed securities	32,047	1,083	46	33,084
Foreign government securities	—	—	—	—
Equity securities, available-for-sale	10,017	1,195	—	11,212
Other invested assets	4,473	—	30	4,443
Total fixed income and equity securities, available-for-sale, and other invested assets	$663,304	24,251	6,257	681,298

______________
Form 10-K: F-25

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following tables summarize, for all of our investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of December 31, 2010
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$13,140	92	13,140	92	—	—
States, municipalities and political subdivisions	13,171	207	12,707	203	464	4
Corporate debt securities	39,377	878	38,877	856	500	22
Residential mortgage-backed securities	25,267	776	20,367	461	4,900	315
Commercial mortgage-backed securities	2,454	126	1,067	8	1,387	118
Asset-backed securities	1,991	17	1,965	8	26	9
Foreign government securities	3,629	107	3,629	107	—	—
Equity securities, available-for-sale	6	3	6	3	—	—
Other invested assets	72	19	—	—	72	19
Total fixed income and equity securities, available-for-sale, and other invested assets	$99,107	2,225	91,758	1,738	7,349	487

(in thousands)	As of December 31, 2009
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$22,428	973	22,428	973	—	—
States, municipalities and political subdivisions	21,074	222	20,588	189	486	33
Corporate debt securities	31,176	474	23,428	116	7,748	358
Residential mortgage-backed securities	39,056	1,920	30,784	459	8,272	1,461
Commercial mortgage-backed securities	19,594	2,592	1,881	20	17,713	2,572
Asset-backed securities	663	46	564	25	99	21
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	77	30	—	—	77	30
Total fixed income and equity securities, available-for-sale, and other invested assets	$134,068	6,257	99,673	1,782	34,395	4,475

______________
Form 10-K: F-26

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The number of our securities with gross unrealized gains and losses is presented in the table below.  Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
As of	Less than twelve months	Twelve months or more	Gross Unrealized Gains
December 31, 2010	107	20	623
December 31, 2009	179	59	537
The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months is presented in the table below.  Gross unrealized losses are further segregated by the percentage of amortized cost.

	As of December 31, 2010
Gross Unrealized Losses	Number of Securities	Fair Value (in thousands)	Gross Unrealized Losses (in thousands)
Less than 15%	18	$7,251	$(459)
Equal to or greater than 15%	2	98	(28)
	20	$7,349	$(487)
The following table sets forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2010.

(in thousands)			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5 percent	5 percent to 15 percent	Greater than 15 percent
Less than twelve months	$91,758	(1,738)	(1,292)	(315)	(131)
Twelve months or more	7,349	(487)	(66)	(393)	(28)
Total	$99,107	(2,225)	(1,358)	(708)	(159)
Other-than-temporary impairment
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
For additional information on management's policy with regards to other-than-temporary impairment, see Note 2, Significant Accounting Policies.

______________
Form 10-K: F-27

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The number and amount of securities for which we have recorded OTTI charges for the years ended December 31, 2010, 2009, 2008 are presented in the following table.

	2010		2009		2008
	Other-than-temporary impairments (in thousands)	Number of securities	Other-than-temporary impairments (in thousands)	Number of securities	Other-than-temporary impairments (in thousands)	Number of securities
Fixed income securities, available-for-sale	$(873)	6	(2,077)	6	(6,302)	13
Equity securities, available-for-sale	—	—	—	—	(6,764)	6
Other invested assets	—		—	—	(442)	3
Portion of OTTI recognized in accumulated other comprehensive income	565	—	—	—	—	—
Net OTTI recognized in net income	$(308)	6	$(2,077)	6	$(13,508)	22
We believe the remaining securities having unrealized losses as of December 31, 2010 are not other-than-temporarily impaired.  We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Realized investment gains (losses)
Realized investment gains and losses are determined on the basis of specific identification.  The components of net realized gains (losses) on investments are as follows:

(in thousands)	For the year ended December 31, 2010
	Fixed income securities, available-for-sale, and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$4,258	87	257	4,602
Gross realized losses	(74)	—	(72)	(146)
Credit related impairment losses	(308)	—	—	(308)
Net realized investment gains (losses)	$3,876	87	185	4,148

Proceeds from sales or maturities	$231,951	499	394	232,844

(in thousands)	For the year ended December 31, 2009
	Fixed income securities, available-for-sale, and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$4,351	402	247	5,000
Gross realized losses	(209)	(149)	—	(358)
Credit related impairment losses	(2,077)	—	—	(2,077)
Net realized investment gains (losses)	$2,065	253	247	2,565

Proceeds from sales or maturities	$182,691	3,176	192	186,059

______________
Form 10-K: F-28

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)	For the year ended December 31, 2008
	Fixed income securities, available-for-sale, and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$2,298	132	—	2,430
Gross realized losses	(2,147)	—	(327)	(2,474)
Credit related impairment losses	(6,302)	(6,764)	(442)	(13,508)
Net realized investment gains (losses)	$(6,151)	(6,632)	(769)	(13,552)

Proceeds from sales or maturities	$181,626	—	6	181,632
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment has been recorded in other comprehensive income.

(in thousands)	For the year ended December 31,
	2010	2009	2008
Balance beginning of period	$—	—	—
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	565	—	—
OTTI has been previously recognized	—	—	—
Reductions due to:
Securities sold during the period (realized)	—	—	—
Securities which will be sold in coming periods	—	—	—
Securities for which it is more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—	—	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—	—	—
Balance end of period	$565	—	—
Net investment income
The major categories of investment income follow:

(in thousands)	For the year ended December 31,
	2010	2009	2008
Fixed income securities, available-for-sale, and short-term investments	$26,653	28,898	30,249
Equity securities, available-for-sale	363	429	576
Other invested assets	482	685	638
Cash and cash equivalents	40	124	1,165
Total investment income	27,538	30,136	32,628
Less: Investment expense	(2,597)	(2,387)	(2,333)
Net investment income	$24,941	27,749	30,295
Contractual maturities
The amortized cost and estimated fair value of fixed income securities, available-for-sale, and short-term investments by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

______________
Form 10-K: F-29

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)	As of December 31, 2010		As of December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$62,186	63,039	74,101	75,111
Due after one year through five years	183,814	190,597	222,513	231,797
Due after five years through ten years	159,988	168,520	144,229	149,612
Due after ten years	48,109	49,708	37,624	39,053
	454,097	471,864	478,467	495,573
Mortgage-backed and asset-backed securities	150,111	155,373	170,347	170,070
Total fixed income securities, available-for-sale, and short-term investments	$604,208	627,237	648,814	665,643
Collateral and deposits
As of December 31, 2010 and 2009, investments in securities and cash with an amortized cost of $15.6 million and $17.4 million, respectively, and a fair value of $16.1 million and $17.8 million, respectively, were on deposit with the insurance departments in various states as required by state law.

7.    Goodwill and Intangible Assets
We make an annual assessment of goodwill and intangible assets by reporting unit to determine whether the value of our goodwill and intangible assets is impaired. We use both a market-based approach and an income approach to estimate the fair value of each reporting unit. All of our goodwill is attributable to our insurance segment. Changes to our assumptions could significantly lower our estimates of fair value and result in a determination that goodwill or intangible assets has suffered an impairment in value.
We completed our annual assessment of goodwill and intangible assets as of December 31, 2010, 2009 and 2008 and concluded that the value of our goodwill and intangible assets was not impaired. The fair value of our goodwill and intangible assets exceeded the carrying value by a substantial amount. Therefore, the second step of the goodwill impairment test was not performed. For additional information on the additions to goodwill and intangible assets as a result of the Advocate, MD acquisition, see Note 3, Acquisition of Advocate, MD to the consolidated financial statements included elsewhere herein.
The changes in the carrying amount of goodwill for 2010 and 2009 are as follows:

(in thousands)
	2010	2009
Goodwill, January 1,	$21,039	10,833
Additions: Goodwill related to the acquisition of Advocate, MD	—	10,206
Reductions: Purchase price adjustments	(62)	—
Reductions: Impairment losses	—	—
Goodwill, December 31	$20,977	21,039

Identifiable intangibles consisted of the following:

(in thousands)		December 31, 2010
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	566	506	1,805
Customer relationships	10	4,128	470	412	3,658
		$7,279	1,036	918	6,243

______________
Form 10-K: F-30

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)		December 31, 2009
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	60	60	2,311
Customer relationships	10	4,128	58	58	4,070
		$7,279	118	118	7,161
There were no identifiable intangible assets as of December 31, 2008.
Estimated aggregate amortization expense for each of the next five years is presented in the table below:

(in thousands)	Other underwriting expenses	Other expenses	Total
2011	$504	413	917
2012	504	413	917
2013	504	413	917
2014	293	413	706
2015	—	413	413
Total	$1,805	2,065	3,870

8.    Liability for Losses and Loss Adjustment Expenses
The following table rolls forward our consolidated liability for losses and LAE, net of reinsurance.

(in thousands)	For the year ended December 31,
	2010	2009	2008
Gross balance, January 1	$559,257	555,848	585,087
Less reinsurance recoverables	133,445	135,851	144,335
Net balance, January 1	425,812	419,997	440,752

Reserves acquired from acquisition, net of receivable from reinsurers of $5.0 million (1)	—	33,821	—

Incurred Related To:
Current year	120,302	111,176	116,721
Prior years	(22,973)	(18,991)	(17,000)
Total incurred	97,329	92,185	99,721

Paid Related To:
Current Year	(13,628)	(14,262)	(10,922)
Prior Years	(123,190)	(105,929)	(109,554)
Total paid	(136,818)	(120,191)	(120,476)

Net balance, December 31	386,323	425,812	419,997
Plus reinsurance recoverables	134,223	133,445	135,851
Gross balance, December 31	$520,546	559,257	555,848

______________
Form 10-K: F-31

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

_______

(1)	In November 2009, we acquired all of the issued and outstanding stock of Advocate, MD, which then became a wholly owned subsidiary of First Professionals.
Losses and LAE incurred related to the current year increased approximately 8 percent in 2010 and decreased approximately 5 percent in 2009. The increase in loss and LAE incurred during 2010 is the result of growth in net premiums earned, primarily as the result of the inclusion of a full year of activity for Advocate, MD, which was acquired in November 2009. The decrease in net premiums earned in 2009 is the result of lower premium rates in our Florida market and a prior shift in business mix. Our loss ratio (defined as the ratio of net losses and LAE to net premiums earned) related to the current year (excluding prior year development) was 71.6 percent, 71.0 percent, and 67.5 percent for 2010, 2009 and 2008, respectively. Our current year loss ratio has increased in recent years as a result of lower premium rates, following several years of overall favorable claims trends.
Losses and LAE for claims related to prior years represent the total net change in estimates charged or credited to earnings during the current year with respect to liabilities established in prior years. Information regarding losses and LAE is accumulated over time and the estimates of the liability are revised accordingly, with the change recognized in the period revisions are made. As noted in the table above, during 2010 our loss and LAE reserve estimates for prior years decreased $23.0 million compared to $19.0 million million in 2009. The favorable prior year loss development reflects a decline in expected ultimate losses for prior years, primarily the 2005 through 2008 accident years, as the result of changes in our previous estimates of incident to claim development, payment frequency and / or payment severity for the respective accident years.
While we believe that our estimates for ultimate projected losses and LAE in total are reasonable, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

9.    Reinsurance
The effects of reinsurance on premiums written and earned and losses and LAE are presented in the table below.

(in thousands)	For the year ended December 31,
	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed
FPIC pre-acquisition business	$161,180	166,135	167,958	177,315	185,830	196,059
Advocate, MD acquisition	30,108	28,429	2,493	3,614	—	—
Consolidated	191,288	194,564	170,451	180,929	185,830	196,059

Ceded
FPIC pre-acquisition business	(23,502)	(23,149)	(23,817)	(23,994)	(23,548)	(23,229)
Advocate, MD acquisition	(3,913)	(3,330)	(285)	(461)	—	—
Consolidated	(27,415)	(26,479)	(24,102)	(24,455)	(23,548)	(23,229)

Net	$163,873	168,085	146,349	156,474	162,282	172,830

(in thousands)	For the year ended December 31,
	2010	2009	2008
Losses and LAE
FPIC pre-acquisition business	$102,417	108,704	123,319
Advocate, MD acquisition	13,476	1,873	—
Consolidated	115,893	110,577	123,319

Reinsurance recoveries
FPIC pre-acquisition business	(17,938)	(18,572)	(23,598)
Advocate, MD acquisition	(626)	180	—
Consolidated	(18,564)	(18,392)	(23,598)

Net losses and LAE	$97,329	92,185	99,721

______________
Form 10-K: F-32

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions in part on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. As of December 31, 2010 and 2009 our recoverable from reinsurers, net of amounts due, was approximately $148.8 million and $146.2 million, respectively. We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations. The table below displays certain aspects of the coverage provided by our primary excess of loss reinsurance program for First Professionals, APAC and Intermed:

Treaty years 2007 through 2011
Coverage A:	Losses* of $4.5 million in excess of $0.5 million
Coverage B (applies to policies with limits in excess of $1.0 million):	Losses* of $4.0 million in excess of $1.0 million
_______
*    Losses include 90 percent of extra-contractual obligations and losses in excess of policy limits.
Effective January 1, 2011, First Professionals, APAC and Intermed obtained additional reinsurance with respect to extra-contractual obligations and claims in excess of policy limits. The current term of this additional reinsurance coverage is through December 31, 2011. This reinsurance generally covers 90 percent of losses in excess of $10 million up to $30 million (comprised of two $10 million layers) incurred during the treaty year, subject to a maximum aggregate coverage for all losses of $36 million during the treaty year ($18 million for each of the two $10 million treaty layers). This reinsurance applies to all outstanding claims against First Professionals', APAC's and Intermed's insureds unless a judgment or award was made against an insured prior to January 1, 2011 or on or before December 31, 2011. The table below displays certain aspects of the coverage provided by this additional reinsurance:

Effective January 1, 2011 on an awards made basis
First Excess Coverage:	90% of losses of $10 million in excess of $10 million
Second Excess Coverage:	90% of losses of $10 million in excess of $20 million
Advocate, MD Insurance has excess of loss reinsurance coverage for loss amounts of $0.8 million in excess of a $0.2 million retention per occurrence. Effective October 1, 2010, Advocate, MD Insurance obtained reinsurance on extra-contractual obligations on an awards made basis up to an aggregate of $1.0 million.
The table below identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $5.0 million or more.

Reinsurer	A.M. Best Rating as of December 31, 2010	Net Amount Recoverable as of December 31, 2010 (in thousands)	Net Amount Recoverable as of December 31, 2009 (in thousands)
Hannover Rueckversicherungs	A	$25,356	25,942
Physicians' Reciprocal Insurers	Not Rated*	25,135	28,367
Lloyd's Syndicates	A	20,673	17,136
Transatlantic Reinsurance Company	A	17,835	17,168
Berkley Insurance Company	A+	13,640	11,792
Partner Reinsurance Company of the U.S.	A+	10,071	9,970
ACE Tempest Re	A+	6,691	5,739
Magna Carta Insurance Ltd.	Not Rated*	5,690	—
Other reinsurers	*	23,719	30,085
Total		$148,810	146,199
_______
*    We hold collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers not rated or authorized by applicable state insurance departments.

______________
Form 10-K: F-33

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

10.    Long-Term Debt
Our outstanding long-term debt consists of the following:
Trust-Preferred Subordinated Debentures, uncollateralized and bearing a floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85% to 4.20%:

			(in thousands)
	Rate as of December 31,		Balance as of December 31,
Due Date	2010	2009	2010	2009
May 15, 2033	4.39%	4.37%	$15,464	15,464
May 23, 2033	4.50%	4.46%	5,155	5,155
October 29, 2033	4.14%	4.13%	15,464	15,464
			$36,083	36,083
Senior Notes, uncollateralized and bearing floating rate interest at three-month LIBOR plus 4.20%:

			(in thousands)
	Rate as of December 31,		Balance as of December 31,
Due Date	2010	2009	2010	2009
May 23, 2033	4.50%	4.46%	$10,000	10,000

Total long-term debt			$46,083	46,083
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

11.    Derivative Instruments and Hedging Activities
Prior to May and November 2008, our derivative instruments consisted of four interest rate collars. The interest rate collars were designated as cash flow hedges and were reflected at fair value in our consolidated statement of financial position. The interest rate collars were designed to maintain our ultimate floating rate interest costs on our trust-preferred securities and unsecured senior notes within a specified interest range for up to five years from the closing date of those liabilities. The interest rate collars placed floors and caps on the three-month LIBOR floating interest on notional principal corresponding with the principal amounts of each offering, until their respective maturity dates in 2008.
Under the interest rate collars, when the three-month LIBOR interest rate exceeded the specified cap rate or fell below the

______________
Form 10-K: F-34

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

specified floor rate, we received or paid, respectively, the related cash flow equal to the difference in the interest rate times the notional principal amount under the respective contracts. The two portions of each contract working together, therefore, formed a hedge against the effects of a rising three-month LIBOR rate above the cap or a falling three-month LIBOR rate below the floor. The notional amounts of the contract were not exchanged. Therefore, the excess of the interest expense on our securities over the cap rate, or the shortfall in interest expense under the floor, was offset by related receipts of excess interest above the caps, or the payment of the interest shortfall below the floor, respectively. No other cash payments were made.
The interest rate collars and terms are presented in the table below with their corresponding effects on the floating rate interest costs associated with the trust-preferred securities and senior notes.

Notional Amount (in thousands)	Maturity Date	LIBOR Floor (1)	LIBOR Cap (1)	Floor Rate	Cap Rate
$15,000	5/15/2008	1.2%	4.4%	5.3%	8.5%
$5,000	5/23/2008	1.2%	4.4%	5.4%	8.6%
$10,000	5/23/2008	1.2%	4.4%	5.4%	8.6%
$15,000	10/29/2008	1.0%	4.7%	4.9%	8.5%
_______

(1)	Based on the three month LIBOR.
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
Interest rate risk. We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. As described above, we have entered into interest rate swaps that convert the debt's variable rate debt to fixed rate debt to manage this risk. Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread. Our floating interest rates are adjusted quarterly. We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount. The notional amounts on the contracts are not exchanged. The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.
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
The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million. No other cash payments are

______________
Form 10-K: F-35

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts. In accordance with the accounting guidance for offsetting of receivables and payables and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable). For the years ended December 31, 2010 and 2009, the cash collateral paid to our counterparty was $2.4 million and $2.3 million, respectively.
Assessment of hedge effectiveness. We assess the effectiveness of our interest rate swaps on a quarterly basis. We have considered the impact of credit market conditions in assessing the risk of counterparty default. We believe that it is likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result, we continue to deem the swaps as effective hedging instruments. We will perform subsequent assessments of hedge effectiveness by verifying and documenting whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period, rather than by quantifying the relevant changes in cash flows. Based on the fact that, at inception, the critical terms of the hedging instruments and the hedged forecasted transaction were the same, we have concluded that we expect changes in cash flows attributable to the risk being hedged to be completely offset by the hedging derivatives and have assessed that our cash flow hedges have no ineffectiveness, as determined by the hypothetical derivative method. If the hedge on any of the interest rate swaps was deemed ineffective, or extinguished by either party, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
At December 31, 2010 and 2009, the fair value of our derivative instruments was recorded as follows:
Cash flow hedges designated as effective hedging instruments:

(in thousands)	December 31, 2010
	Balance sheet location: Other liabilities
Instrument	Notional Amount	Fair Value	Receive Rate (1)	Pay Rate	Effective Pay Rate (2)	Trade Date	Effective Date	Maturity Date
Interest Rate Swap - A	$5,000	$(377)	0.30%	3.94%	8.14%	5/23/2008	5/23/2008	5/23/2013
Interest Rate Swap - B	$15,000	(1,246)	0.29%	4.04%	8.14%	5/23/2008	8/15/2008	8/15/2013
Interest Rate Swap - C	$15,000	(1,359)	0.29%	4.12%	7.97%	5/23/2008	10/29/2008	10/29/2013
Interest Rate Swap - D	$10,000	(237)	0.30%	2.74%	6.94%	11/18/2008	11/24/2008	11/23/2011
		$(3,219)

(in thousands)	December 31, 2009
	Balance sheet location: Other liabilities
Instrument	Notional Amount	Fair Value	Receive Rate (1)	Pay Rate	Effective Pay Rate (2)	Trade Date	Effective Date	Maturity Date
Interest Rate Swap - A	$5,000	$(299)	0.26%	3.94%	8.14%	5/23/2008	5/23/2008	5/23/2013
Interest Rate Swap - B	$15,000	(969)	0.27%	4.04%	8.14%	5/23/2008	8/15/2008	8/15/2013
Interest Rate Swap - C	$15,000	(1,041)	0.28%	4.12%	7.97%	5/23/2008	10/29/2008	10/29/2013
Interest Rate Swap - D	$10,000	(292)	0.26%	2.74%	6.94%	11/18/2008	11/24/2008	11/23/2011
		$(2,601)
_______

(1)	Based on the three month LIBOR.

(2)
Represents the actual effective rate paid on our outstanding debt, which includes spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.14 percent to 4.50 percent as of December 31, 2010).

The effect of derivative instruments on the consolidated statements of income is presented in the table below. All gains or losses reclassified from accumulated other comprehensive income into net income are located in interest expense. There was no ineffectiveness recognized in net income for our derivative instruments during the years ended December 31, 2010, 2009 and 2008.

______________
Form 10-K: F-36

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Derivatives in cash flow hedging relationships:

(Effective portion)	Amount of gain (loss) recognized in other comprehensive income on the derivative (in thousands)			Amount of gain (loss) reclassified from accumulated other comprehensive income into net income (in thousands)
	2010	2009	2008	2010	2009	2008
Interest Rate Swap - A	$77	4	(296)	$(183)	(153)	(40)
Interest Rate Swap - B	278	414	(1,359)	(563)	(471)	(83)
Interest Rate Swap - C	318	406	(1,447)	(576)	(474)	(16)
Interest Rate Swap - D	(55)	122	(421)	(243)	(184)	(6)

Interest Rate Collar - A	—	—	25	—	—	5
Interest Rate Collar - B	—	—	28	—	—	9
Interest Rate Collar - C	—	—	178	—	—	4
Interest Rate Collar - D	—	—	13	—	—	10
Total	$618	946	(3,279)	$(1,565)	(1,282)	(117)

12.    Earnings per Common Share
Stock Split — On January 15, 2010, we declared a three-for-two stock split of our common shares in the form of a 50 percent stock dividend payable on March 8, 2010 to shareholders of record as of the close of business on February 8, 2010 (the record date). Fractional shares were settled in cash based on the average of the high and low sale prices for FPIC common stock reported on the NASDAQ Stock Market on the record date. The table below shows our historical earnings per share and the pro forma effect of the stock split.

	Basic earnings per common share:	Basic weighted-average common shares outstanding	Diluted earnings per common share:	Diluted weighted-average common shares outstanding
Revised, December 31, 2009	$3.15	10,801	3.09	11,026
Historical, December 31, 2009	4.72	7,201	4.63	7,351
Increase (Decrease)	$(1.57)	3,600	(1.54)	3,675

Revised, December 31, 2008	$2.53	12,674	2.46	13,042
Historical, December 31, 2008	3.80	8,449	3.69	8,695
Increase (Decrease)	$(1.27)	4,225	(1.23)	4,347

The table below presents data with respect to our basic and diluted earnings per common share.

(in thousands, except earnings per common share)	For the year ended December 31,
	2010	2009	2008
Net Income:
Income from continuing operations	$29,596	33,608	32,100
Discontinued operations	—	411	—
Net income	$29,596	34,019	32,100

Basic Earnings per Common Share:
Income from continuing operations	$3.10	3.11	2.53
Discontinued operations	—	0.04	—
Net income	$3.10	3.15	2.53

Diluted Earnings per Common Share:
Income from continuing operations	$3.03	3.05	2.46
Discontinued operations	—	0.04	—
Net income	$3.03	3.09	2.46

Basic weighted-average shares outstanding	9,537	10,801	12,674
Common stock equivalents (1)	224	225	368
Diluted weighted-average shares outstanding	9,761	11,026	13,042

______________
Form 10-K: F-37

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

_______

(1)
Outstanding stock options totaling 145,908 and 35,359 options for the years ended December 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for the grants of such stock options were higher than the average price of the common shares, and therefore were anti-dilutive.

13.    Income Taxes
Our provision for income taxes consisted of the following:

(in thousands)	For the year ended December 31,
	2010	2009	2008
Current expense:
Federal	$11,274	13,086	14,207
State	1,795	2,085	2,510
Total	13,069	15,171	16,717

Deferred (benefit) expense:
Federal	2,349	295	(487)
State	152	79	(277)
Total	2,501	374	(764)
Total income tax expense	$15,570	15,545	15,953
The excess tax benefit related to employee stock options and restricted stock grants has been recorded directly to shareholders' equity as a component of additional paid-in capital. The tax benefit for the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $1.6 million and $2.2 million, respectively.
The provision for income taxes differs from the statutory corporate tax rate of 35 percent as follows:

(in thousands)	For the year ended December 31,
	2010	2009	2008
Computed "expected" tax expense at 35%	$15,808	17,204	16,819
Tax-exempt interest	(2,230)	(2,668)	(3,239)
State income taxes, net of federal benefit	1,265	1,469	1,388
Contingent consideration adjustment (1)	842	—	—
Valuation allowance	—	(675)	675
Other, net	(115)	215	310
Actual income tax expense	$15,570	15,545	15,953
_______

(1)
The effective tax rate for 2010 reflects the impact of the adjustment to the estimated fair value of contingent consideration associated with the acquisition of Advocate, MD, which is not deductible for income taxes.

______________
Form 10-K: F-38

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The significant components of our net deferred tax assets were as follows:

(in thousands)	As of December 31,
	2010	2009
Gross deferred tax assets arising from:
Loss reserve discounting	$19,328	21,378
Unearned premiums	6,780	7,090
Other-than-temporary impairments	3,554	4,132
Benefit plans	3,815	3,224
Share-based compensation	1,984	2,134
Other	1,505	1,201
Total deferred tax assets	$36,966	39,159

Gross deferred tax liabilities arising from:
Unrealized gains on securities	$10,196	7,248
Deferred policy acquisition costs	3,466	3,765
Goodwill and intangible assets	1,512	1,825
Total deferred tax liabilities	15,174	12,838
Net deferred tax asset	$21,792	26,321
Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would influence management's conclusions as to the ultimate realizability of deferred tax assets. During 2008, we recorded a valuation allowance of $0.7 million against our deferred tax assets associated with realized losses on investments other-than-temporarily impaired. The valuation allowance was recorded against deferred tax expense. In 2009, the valuation allowance was deemed no longer necessary as a result of the increase in the fair value of our investment portfolio. A valuation allowance was not recorded during 2010.
We have remaining net operating loss carry forwards of approximately $0.02 million as of December 31, 2010 that may be used to offset taxable income in future years subject to an annual limitation imposed by Internal Revenue Code Section 382. These net operating loss carry forwards expire in the years 2018 and 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
	2010	2009	2008
Balance January 1	$—	448	625
Additions based on tax positions related to the current year	—	—	—
Additions based on tax positions of prior years	—	—	17
Reductions for tax positions of prior years	—	(448)	(194)
Settlements	—	—	—
Balance at December 31	$—	—	448
The reduction for tax positions of prior years taken during 2009 resulted from the expiration of federal and state statute of limitations for tax years 2006 and prior. Our federal and state statute of limitations remain open for tax years 2007 and later.

______________
Form 10-K: F-39

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

14.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss), along with their allocated tax effects, are presented in the tables below.

(in thousands)	For the year ended December 31, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Derivative financial instruments:
Unrealized holding gains (losses) arising during period	$(618)	238	(380)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	(618)	238	(380)

Investments:
Unrealized holding gains (losses) arising during period	11,495	(4,392)	7,103
Less: reclassification adjustment for gains (losses) realized in net income	4,148	(1,600)	2,548
Net unrealized gains (losses) on investments	7,347	(2,792)	4,555

Pension plan obligations:
Unrealized holding gains (losses) arising during period	(814)	314	(500)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	(814)	314	(500)
Other comprehensive income (loss)	$5,915	(2,240)	3,675

(in thousands)	For the year ended December 31, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Derivative financial instruments:
Unrealized holding gains (losses) arising during period	$946	(365)	581
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	946	(365)	581

Investments:
Unrealized holding gains (losses) arising during period	33,113	(12,640)	20,473
Less: reclassification adjustment for gains (losses) realized in net income	2,565	(990)	1,575
Net unrealized gains (losses) on investments	30,548	(11,650)	18,898

Pension plan obligations:
Unrealized holding gains (losses) arising during period	2,548	(983)	1,565
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	2,548	(983)	1,565
Other comprehensive income (loss)	$34,042	(12,998)	21,044

______________
Form 10-K: F-40

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands)	For the year ended December 31, 2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Derivative financial instruments:
Unrealized holding gains (losses) arising during period	$(3,279)	1,265	(2,014)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on derivative financial instruments	(3,279)	1,265	(2,014)

Investments:
Unrealized holding gains (losses) arising during period	(25,836)	9,922	(15,914)
Less: reclassification adjustment for gains (losses) realized in net income	(13,552)	5,203	(8,349)
Net unrealized gains (losses) on investments	(12,284)	4,719	(7,565)

Pension plan obligations:
Unrealized holding gains (losses) arising during period	(3,041)	1,173	(1,868)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on pension plan obligations	(3,041)	1,173	(1,868)
Other comprehensive income (loss)	$(18,604)	7,157	(11,447)
Changes, net of tax, in accumulated other comprehensive income (loss) are presented in the table below:

(in thousands)	For the year ended December 31,
	2010	2009	2008
Unrealized gains (losses) on investments	$15,732	11,177	(7,721)
Unrealized gains (losses) on derivative financial instruments	(1,978)	(1,598)	(2,179)
Unrealized gains (losses) on pension plan obligations	(1,424)	303	(1,262)
Subtotal	12,330	9,882	(11,162)
Cumulative adjustment to apply measurement date provisions on pension plans, net of tax	—	(1,227)	(1,227)
Accumulated other comprehensive income (loss), net	$12,330	8,655	(12,389)

The components of comprehensive income (loss), net of taxes are presented in the table below:

(in thousands)	For the year ended December 31,
	2010	2009	2008
Unrealized gains (losses) on investments	$4,555	18,898	(7,565)
Unrealized gains (losses) on derivative financial instruments	(380)	581	(2,014)
Unrealized gains (losses) on pension plan obligations	(500)	1,565	(1,868)
Subtotal	3,675	21,044	(11,447)
Cumulative adjustment to apply measurement date provisions on pension plans, net of tax	—	—	(58)
Comprehensive income (loss), net of taxes	$3,675	21,044	(11,505)

______________
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
The Omnibus Plan − Under the Omnibus Plan, we may issue stock options (both non-qualified stock options and incentive stock options), contingent stock (including performance-based awards), restricted stock and stock appreciation rights upon approval by the Compensation Committee of our Board of Directors. Awards made under the Omnibus Plan in 2007 and prior years have consisted only of stock options and restricted stock. The exercise price of a stock option may generally not be less than 100 percent of the fair market value of the underlying shares on the date of grant. Beginning in 2008, share-based awards have been issued only in the form of contingent stock grants with performance-based measures and restricted stock. The contingent stock has a two-year performance period. The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors. The restricted stock grants are time based and vest in equal amounts over a three-year period, subject to forfeiture restrictions. Restricted stock becomes unrestricted as the awards vest. Time-vested awards made under the Omnibus Plan generally vest over a three-year period, which represents the requisite service period for such awards. Performance-based awards vest upon meeting the related performance objective. Under the plan, individuals who receive a restricted stock award are permitted to redeem a sufficient number of shares from such award upon vesting to satisfy any tax withholding liability. Awards are generally made annually.
The Director Plan − Under the Director Plan, we may issue non-qualified stock options, contingent stock, restricted stock and stock appreciation rights upon approval by the Board of Directors. Stock option grants made under the Director Plan are at a price not less than 100 percent of the fair market value of the underlying stock on the grant date. Shares of restricted stock become unrestricted as the awards vest. No stock options have been issued under the Director Plan since 2004.
The Board of Directors has authorized annual awards pursuant to the Director Plan to each non-employee member of the Board of Directors, as of the date of the annual shareholders meeting, of 1,500 shares of restricted stock. These awards fully vest on the first anniversary of the date of grant, which represents the requisite service period for such awards. The Board of Directors has also authorized awards pursuant to the Director Plan to new non-employee directors, upon their initial election, of 1,500 shares of restricted stock. These awards also fully vest on the first anniversary of the date of grant, which represents the requisite service period for such awards.
The ESPP − We offer the ESPP to eligible employees, including executive officers. Under the terms of the ESPP, employees are allowed to purchase up to a maximum dollar amount of FPIC's common stock at 85 percent of the market value as of the first or last day of the offering period, whichever is lower. FPIC common stock issued in connection with the ESPP for the plan year ended December 31, 2010 totaled 5,607 shares.
The following table presents the number of shares authorized for future awards in connection with our share-based compensation plans.

	2010	2009
The Omnibus Plan	711,099	844,208
The Director Plan	376,202	389,702
The ESPP	98,950	104,559
Shares authorized for future awards	1,186,251	1,338,469

______________
Form 10-K: F-42

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Reported share-based compensation for all plans was classified as follows:

(in thousands)	2010	2009	2008
Other underwriting expenses	$2,832	3,362	3,022
Income tax benefit	(1,090)	(1,294)	(1,029)
Net share−based compensation	$1,742	2,068	1,993

Actual tax benefit realized for tax deductions from stock option exercises and the vesting of restricted stock (in thousands)	$1,781	1,620	2,242

Total unrecognized compensation cost related to non-vested share-based compensation arrangements (in thousands)	$3,234	1,653	2,754

Recognition over a weighted-average period (in years)	1.0	0.8	0.9

Cash received from option and stock exercises under all share-based arrangements (in thousands)	$1,207	2,803	6,645
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

Assumptions related to ESPP awards:	2010	2009	2008
Expected volatility	33.06%	40.04%	36.02%
Expected dividends	—	—	—
Expected term (in years)	1.0	1.0	1.0
Risk-free rate	0.32%	0.39%	3.04%
The following table presents the status of, and changes in, stock options.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	507,127	$17.21
Granted	—	—
Exercised	(96,750)	11.22
Forfeited	—	—
Outstanding, December 31, 2010	410,377	$18.62	3.9	$7,528

Exercisable at December 31, 2010	410,377	$18.62	3.9	$7,528

	2010	2009	2008
Weighted-average grant date fair value of stock options granted	*	*	*

Total intrinsic value of options exercised (in thousands)	$1,678	4,234	9,531

Total fair value of shares vested (in thousands)	$566	3,577	2,632
_______
*    No stock options were granted in 2010, 2009 or 2008.

______________
Form 10-K: F-43

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes data for stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$ 0.00 - 10.99	101,250	—	$8.45	1.4	101,250	$8.45
$ 11.00 - 23.99	187,075	—	19.14	3.8	187,075	19.14
$ 24.00 - 40.99	122,052	—	26.25	6.0	122,052	26.25
	410,377	—	$18.62	3.9	410,377	$18.62
The following table presents the status of, and changes in, restricted stock, including performance awards.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Non-vested, January 1, 2010	208,404	$27.15
Granted	128,676	31.06
Vested	(113,805)	27.68
Forfeited	(454)	28.50
Non-vested, December 31, 2010 (1)	222,821	$29.30	1.1	$8,235
_______

(1)	The total of 222,821 non-vested shares as of December 31, 2010 includes 88,722 shares that are included in common shares outstanding.
During 2010 and 2009, aggregate awards of 80,002 and 54,097 performance units, respectively, were granted to employees under the Omnibus Plan. Generally, performance unit awards are subject to achieving specified levels of adjusted return on average equity during a two-year plan period. These awards also generally vest at the expiration of the same two-year period. The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.

16.    Employee Benefit Plans
We provide pension benefits to eligible employees through various defined contribution and defined benefit plans, which we sponsor.
Defined Contribution Plans − We have defined contribution plans that are available to employees upon meeting certain eligibility requirements. The plans allow employees to contribute to the plan a percentage of their pre-tax annual compensation. Under the terms of the plans, we will match the employee contributions up to a maximum of 2.5 percent of the employee's annual compensation. We may also make annual profit sharing contributions to the plans, depending on annual financial performance. The contributions to the plans are invested at the election of the employee in one or more investment options provided by a third party plan administrator. Our contributions to the plans totaled $0.9 million, $0.9 million, and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We expect to contribute approximately $1.0 million to the defined contribution plans during 2011.
We have a deferred compensation plan, which is offered to key employees selected by the Board of Directors. Key employee participants may defer into the plan all or a portion of their compensation. In addition, at the discretion of the Board of Directors, we may match contributions made by key employees and may make discretionary incentive contributions for key employees. Participants' account balances generally will be paid, as adjusted for investment gains or losses, following termination of employment. See the discussion below entitled Defined Benefit Plan Curtailment for additional details on the deferred compensation plan liability as of December 31, 2008. During the year ended December 31, 2008, we did not make any discretionary or matching contributions to the plan. We made a contribution of less than $2.2 million to the deferred compensation plan during the year ended December 31, 2009, including $2.1 million related to the defined benefit plan curtailment. We contributed approximately $0.3 million to the deferred compensation plan during the year ended December 31, 2010 and expect to contribute approximately $0.05 million to the deferred compensation plan during 2011.

______________
Form 10-K: F-44

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

Through December 31, 2010, we had a money purchase plan available to the employees of Tenere upon meeting certain eligibility requirements. Under the terms of the plan, we contributed to the plan to provide benefits to employees based on years of service. Contributions were made for each year of service until the employee retires. The contributions equaled 6.0 percent of the employee's annual compensation plus 5.7 percent of the employee's annual compensation in excess of the Social Security taxable wage base. Our contributions totaled $0.08 million for the year ended December 31, 2010 and $0.07 million for the years ended December 31, 2009 and 2008. Effective January 1, 2011, we terminated Tenere's money purchase plan and rolled the funds into our defined contribution plan discussed above.
Defined Benefit Plans − We have a defined benefit plan that is available to employees upon meeting certain eligibility requirements. During 2008 there was also a supplemental executive retirement plan (“SERP”) available only to selected executives and an excess benefit plan (“Excess Plan”) available only to certain executives who were not covered by the SERP. The SERP and Excess Plan were not funded.
Defined Benefit Plan Curtailment. In December 2008, we froze the accrual of future benefits under our Excess Plan and SERP causing a curtailment of the plans. Given that the plans are frozen, no current or future employees are eligible for participation. In return for the termination of future benefits under the plans, we entered into agreements with certain executives whereby we will make contributions on their behalf to our deferred compensation plan. The contribution amounts will be determined as a percentage of the executive's base salary as defined in the agreements. A liability to the deferred compensation plan in the amount $2.1 million was recorded as of December 31, 2008. The liability was subsequently paid during January 2009. The impact of the curtailment and settlement on our Excess Plan and SERP is indicated in the tables below.
It is our policy to contribute amounts sufficient to meet minimum funding requirements of our defined benefit plan as set forth in employee benefit and tax laws plus such additional amounts as may be determined to be appropriate. The contributions to these plans totaled $0.8 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively. We did not contribute to these plans during 2008. We expect to contribute approximately $0.03 million to the defined benefit plan during 2011.
Investment Valuation. The defined benefit plan's investments, principally mutual and money market funds, are stated at fair value, which represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of mutual fund and money market investments is determined by obtaining quoted prices on nationally recognized security exchanges (Level 1 inputs). The following table provides the composition of our defined benefit plan investments:

(in thousands)	December 31, 2010
	Fair Value Measurements Using:			Assets at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Mutual funds - debt securities	$4,153	—	—	4,153
Mutual funds - equity securities	2,666	—	—	2,666
Money market funds	4	—	—	4
Total	$6,823	—	—	6,823

(in thousands)	December 31, 2009
	Fair Value Measurements Using:			Assets at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Mutual funds - debt securities	$2,323	—	—	2,323
Mutual funds - equity securities	2,914	—	—	2,914
Money market funds	715	—	—	715
Total	$5,952	—	—	5,952
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

______________
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
The following table provides the status of our defined benefit plan.

(in thousands)
	As of December 31,
Change in benefit obligation:	2010	2009
Benefit obligation at beginning of year	$11,015	11,166
Service cost	570	556
Interest cost	659	592
Actuarial (gain) loss	1,134	(1,267)
Benefits paid	(50)	(32)
Benefit obligation at end of year	$13,328	11,015

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$5,952	4,545
Actual return on plan assets	546	1,113
Employer contributions	375	326
Benefits paid	(50)	(32)
Fair value of plan assets at end of year	$6,823	5,952

Funded status at end of year	$6,505	5,063
The funded balance of the defined benefit plan is carried in other liabilities within the consolidated statements of financial position as of December 31, 2010 and 2009.
The accumulated benefit obligation for all defined benefit plans was $11.5 million and $9.6 million as of December 31, 2010 and 2009, respectively. The following table presents information on our defined benefit plans with an accumulated benefit obligation in excess of plan assets.

(in thousands)	As of December 31,
	2010	2009
Projected benefit obligation	$(13,328)	(11,015)
Accumulated benefit obligation	$(11,487)	(9,577)
Fair value of plan assets	$6,823	5,952
Assumptions used in the accounting for net periodic benefit cost of our defined benefit plans were as follows:

	2010	2009	2008
Discount rates	6.0%	5.9%	6.3%
Rate of increase in compensation levels	4.0%	4.0%	5.8%
Return on assets	6.8%	6.8%	6.8%
Assumptions used in the accounting for the benefit obligation of our defined benefit plans were as follows:

	2010	2009	2008
Discount rates	5.5%	6.0%	5.9%
Rate of increase in compensation levels	4.0%	4.0%	6.2%
Return on assets	6.8%	6.8%	6.8%

______________
Form 10-K: F-46

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

The following table provides the actuarially computed components of net periodic pension cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit plans.

(in thousands)	For the year ended December 31,
Net Periodic Benefit Cost:	2010	2009	2008
Service cost	$570	556	1,016
Interest cost	659	592	742
Expected return on plan assets	(431)	(316)	(438)
Amortization of prior service cost	4	4	47
Amortization of net transition obligation	—	—	7
Amortization of net loss	202	479	330
Net periodic benefit cost	$1,004	1,315	1,704

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

(in thousands)	For the year ended December 31,
	2010	2009	2008
Net gain (loss)	$(817)	2,697	(3,585)
Amortization of prior service cost	4	4	47
Amortization of net transition obligation	—	—	7
Curtailment and settlements	—	—	490
Total recognized in other comprehensive income (loss)	(813)	2,701	(3,041)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$190	4,016	(1,337)
The following table provides the amounts recognized in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost.

(in thousands)	As of December 31,
	2010	2009
Net loss	$2,311	1,493
Prior service cost	$11	15
The estimated net loss for our defined benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.2 million.
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
Estimated benefit payments expected to be paid during the next 10 years, based on the assumptions used to measure the benefit obligation as of December 31, 2010 are as follows:

(in thousands)

2011	$109
2012	373
2013	417
2014	475
2015	741
2016-2020	4,604
Total	$6,719

______________
Form 10-K: F-47

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

17.    Statutory Accounting
Our insurance subsidiaries are required to file statutory-basis financial statements with state insurance regulatory authorities and are restricted under state insurance statutes as to the amount of dividends they may pay without regulatory consent. Based on the amounts of capital and surplus of our insurance subsidiaries as of December 31, 2010, dividends of $25.8 million may be paid to the holding company, without regulatory consent during 2011.
Effective June 30, 2010, we merged Interlex, a wholly owned subsidiary of Intermed, into Intermed, a wholly owned subsidiary of First Professionals.  Prior to the merger, Interlex participated in the intercompany pooling arrangement with our Florida and Missouri insurance subsidiaries and prior to 2003 provided legal professional liability insurance in Missouri, Kansas and Florida.
Restricted net assets of our insurance subsidiaries are presented below:

(in thousands)

Restricted net assets as of December 31,	2010	2009
First Professionals	$207,527	215,470
APAC	$24,536	19,828
Intermed	$48,274	57,040
Interlex	$—	13,710
Advocate, MD Insurance	$39,217	31,230
Statutory surplus of our insurance subsidiaries is presented below:

(in thousands)

Statutory surplus as of December 31,	2010	2009
First Professionals	$230,586	239,411
APAC	27,262	23,189
Intermed	53,637	63,378
Interlex	—	15,233
Advocate, MD Insurance	39,217	31,230
Combined statutory surplus	350,702	372,441
Less: Intercompany eliminations	(92,854)	(109,841)
Consolidated statutory surplus (1)	$257,848	262,600
Statutory net income of our insurance subsidiaries is presented below:

(in thousands)

Statutory net income for the year ended December 31,	2010	2009	2008
First Professionals	$20,753	21,396	20,798
APAC	2,163	3,362	2,507
Intermed	6,566	4,889	6,835
Interlex	—	1,397	1,159
Advocate, MD Insurance (2)	7,871	3,753
Total statutory net income	$37,353	34,797	31,299
_______

(1)	Our consolidated insurance subsidiaries' statutory surplus exceeded applicable regulatory and risk-based capital requirements as of December 31, 2010 and 2009.

(2)
The 2009 statutory net income of Advocate, MD Insurance represents the income for the entire statutory annual period. 2009 Consolidated net income, on a GAAP basis, includes the earnings of Advocate, MD from the acquisition date (see Note 3, Acquisition of Advocate, MD for additional information).

______________
Form 10-K: F-48

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

18.    Deferred Policy Acquisition Costs
Changes in DPAC were as follows:

(in thousands)	For the year ended December 31,
	2010	2009	2008
Beginning balance	$9,918	9,476	9,662
DPAC acquired from acquisition of Advocate, MD	(330)	1,590	—
Additions	19,110	15,541	17,857
Amortization expense	(19,735)	(16,689)	(18,043)
Ending balance	$8,963	9,918	9,476

19.    Commitments and Contingencies
We have entered into various lease arrangements for office facilities and equipment. We account for operating leases on a straight-line basis. Total rental expense was $0.9 million for each of the years ended December 31, 2010 and 2009 and $1.0 million for the year ended December 31, 2008. The future minimum annual rentals under our non-cancelable operating leases are included in the table presented below:

(in thousands)

2011	$511
2012	463
2013	231
2014	106
2015	103
Total	$1,414
We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of December 31, 2010, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and its amount can be reasonably estimated.
In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured's policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured's policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims. In October 2009, an MPL claim against one of our insureds resulted in a significant arbitration award ($35.4 million plus post-award statutory interest at the rate of 18 percent per year) against that insured. During the third quarter of 2010, our insured commenced an action against First Professionals alleging bad faith in the administration of this claim. We have evaluated this and other such exposures as of December 31, 2010, and believe our positions and defenses are meritorious. However, there can be no assurance as to the outcome of these exposures. In March 2010, First Professionals resolved two related claims from the 2002 accident year against an insured with payments in excess of each claim's $1.0 million policy limit.  The amount paid by First Professionals in excess of the policy limit was $10.0 million for each of the two claims, net of applicable reinsurance of $2.0 million per claim. Such amounts had been fully contemplated in previously established loss and LAE reserves.  An award against us for extra-contractual liability or a significant award or jury verdict, or series of awards or verdicts, against one or more of our

______________
Form 10-K: F-49

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.
Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers. Generally, these associations can assess member insurers on the basis of written premiums in their particular states. Between 2006 and 2009, we were assessed an aggregate of $14.8 million by the Florida Office of Insurance Regulation (“Florida OIR”) at the request of the Florida Insurance Guaranty Association (“FIGA”) with respect to the insolvency of property and casualty insurance companies operating in Florida. Losses in excess of FIGA's estimates could result in the need for additional assessments by FIGA. No assessments were levied in 2010. Such additional assessments or assessments related to other property and casualty insurers that have or may become insolvent because of hurricane activity or otherwise could adversely impact our financial condition, results of operations or cash flows. Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders and will continue to do so until fully recovered. Through December 31, 2010, we have recovered $14.2 million of the above mentioned FIGA assessments levied between 2006 and 2009.
In addition to standard guaranty fund assessments, the Florida, Texas and Missouri legislatures could also levy special assessments to settle claims caused by certain catastrophic losses. No such special assessments for catastrophic losses were made in 2010, 2009 or 2008. Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2013.

20.    Subsequent Events
We have evaluated subsequent events for disclosure or recognition in our consolidated financial statements through the date the consolidated financial statements were issued.

21.    Quarterly Results of Operations (unaudited)
Our quarterly consolidated results of operations are summarized in the tables below. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(in thousands, except earnings per common share)	December 31, 2010
	First	Second	Third	Fourth
Direct premiums written	$49,117	43,070	61,382	37,573
Assumed premiums written	$—	176	(30)	—
Net premiums written	$42,247	37,613	52,394	31,619
Net premiums earned	$41,936	41,843	42,341	41,965
Net investment income	$6,587	6,253	6,184	5,917
Net realized investment gains	$350	830	1,625	1,343
Total revenues	$48,994	49,092	50,239	49,384

Income from continuing operations	$10,749	11,021	13,181	10,215
Discontinued operations	$—	—	—	—
Net income	$7,215	7,491	8,704	6,186

Basic earnings per common share:
Income from continuing operations	$0.72	0.77	0.93	0.68
Discontinued operations	$—	—	—	—
Net income	$0.72	0.77	0.93	0.68

Diluted earnings per common share:
Income from continuing operations	$0.71	0.76	0.91	0.66
Discontinued operations	$—	—	—	—
Net income	$0.71	0.76	0.91	0.66

______________
Form 10-K: F-50

FPIC Insurance Group, Inc.
Notes to the Consolidated Financial Statements

(in thousands, except earnings per common share)	December 31, 2009
	First	Second	Third	Fourth
Direct premiums written	$45,604	36,506	51,348	36,935
Assumed premiums written	$—	—	58	—
Net premiums written	$39,259	31,375	44,265	31,450
Net premiums earned	$38,412	37,668	39,468	40,926
Net investment income	$7,220	7,122	6,702	6,705
Net realized investment (losses) gains	$(58)	1,025	373	1,225
Total revenues	$45,669	45,899	46,736	48,994

Income from continuing operations	$8,387	9,191	8,467	7,563
Discontinued operations	$—	—	411	—
Net income	$8,387	9,191	8,878	7,563

Basic earnings per common share:
Income from continuing operations	$0.73	0.83	0.81	0.74
Discontinued operations	$—	—	0.04	—
Net income	$0.73	0.83	0.85	0.74

Diluted earnings per common share:
Income from continuing operations	$0.71	0.81	0.79	0.73
Discontinued operations	$—	—	0.04	—
Net income	$0.71	0.81	0.83	0.73

(in thousands, except earnings per common share)	December 31, 2008
	First	Second	Third	Fourth
Direct premiums written	$51,855	42,092	55,757	36,132
Assumed premiums written	$—	—	(6)	—
Net premiums written	$44,586	36,964	48,825	31,907
Net premiums earned	$44,293	42,823	42,063	43,651
Net investment income	$7,747	7,599	7,641	7,307
Net realized investment losses	$(92)	(30)	(5,402)	(8,028)
Total revenues	$52,045	50,493	44,451	43,015

Income from continuing operations	$10,828	10,329	6,487	4,458
Net income	$10,828	10,329	6,487	4,458

Basic earnings per common share:
Income from continuing operations	$0.82	0.79	0.52	0.37
Net income	$0.82	0.79	0.52	0.37

Diluted earnings per common share:
Income from continuing operations	$0.79	0.77	0.51	0.36
Net income	$0.79	0.77	0.51	0.36

______________
Form 10-K: F-51

FPIC Insurance Group, Inc.

FPIC Insurance Group, Inc.
Index To the Financial Statement Schedules

Schedule I: Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2010

(in thousands)	Cost or Amortized Cost	Fair Value	Amount in the Consolidated Statement of Financial Position
Securities of states, municipalities and political subdivisions	$195,416	201,507	201,507
Corporate securities	208,250	218,904	218,904
Mortgage-backed and asset-backed securities	150,111	155,373	155,373
Securities of United States Government agencies and authorities	42,274	43,323	43,323
Foreign government securities	8,157	8,130	8,130
Total fixed income securities, available-for-sale, and short-term investments	$604,208	627,237	627,237
Equity securities, available-for-sale	9,605	11,930	11,930
Real estate investments	4,678	6,480	4,678
Other invested assets	4,535	4,516	4,516
Total investments	$623,026	650,163	648,361
See accompanying notes to the consolidated financial statements

____________
Form 10-K: S-1

FPIC Insurance Group, Inc.
Index To the Financial Statement Schedules

Schedule II: Parent Company Only Condensed Statements of Financial Position
As of December 31, 2010 and 2009

(in thousands)
	2010	2009
Assets
Investments in subsidiaries*	$299,050	309,449
Equity securities, available-for-sale	8,733	7,860
Other invested assets	4,666	4,366
Total investments	312,449	321,675

Cash and cash equivalents	12,042	4,854
Due (to) from subsidiaries, net*	(476)	897
Deferred income taxes	9,186	8,043
Other assets	4,253	4,571
Total assets	$337,454	340,040

Liabilities and Shareholders' Equity
Long-term debt	$46,083	46,083
Other liabilities	16,080	14,170
Total liabilities	62,163	60,253

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 8,926,692 and 10,142,613 shares issued and outstanding at December 31, 2010 and 2009, respectively	893	1,014
Additional paid-in capital	—	—
Retained earnings	262,068	270,118
Accumulated other comprehensive income (loss), net	12,330	8,655
Total shareholders' equity	275,291	279,787
Total liabilities and shareholders' equity	$337,454	340,040
_______
*    Eliminated in consolidation
See accompanying notes to the consolidated financial statements

____________
Form 10-K: S-2

FPIC Insurance Group, Inc.
Index To the Financial Statement Schedules

Schedule II: Parent Company Only Condensed Statements of Income
For the years ended December 31, 2010, 2009 and 2008

(in thousands)
	2010	2009	2008
Revenues
Management fees from subsidiaries*	$35,356	36,014	36,652
Net investment loss	(836)	(723)	(138)
Net realized investment gain (loss)	185	495	(5,725)
Total revenues	34,705	35,786	30,789

Expenses
Other underwriting expenses	29,096	29,247	29,470
Interest expense	3,614	3,620	3,827
Other expenses	—	901	—
Total expenses	32,710	33,768	33,297

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	1,995	2,018	(2,508)
Less: Income tax expense	736	322	12
Income (loss) from continuing operations before equity in net income of subsidiaries	1,259	1,696	(2,520)
Equity in net income of subsidiaries*	28,337	31,912	34,620
Income from continuing operations	29,596	33,608	32,100
Discontinued operations, net of income taxes	—	411	—
Net income	$29,596	34,019	32,100
_______
*    Eliminated in consolidation
See accompanying notes to the consolidated financial statements

____________
Form 10-K: S-3

FPIC Insurance Group, Inc.
Index To the Financial Statement Schedules

Schedule II: Parent Company Only Condensed Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008

(in thousands)
	2010	2009	2008
Operating Activities
Net income	$29,596	34,019	32,100
Less: Discontinued operations	—	411	—
Income from continuing operations	29,596	33,608	32,100
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries*	(28,337)	(31,912)	(34,620)
Cash dividend from subsidiaries*	42,800	35,800	49,150
Depreciation and amortization	307	295	785
Realized (gain) loss on investments	(185)	(495)	5,725
Realized loss on sale of property and equipment	—	18	23
Deferred income tax benefit	(928)	(1,223)	(1,796)
Share-based compensation	2,787	3,298	2,954
Excess tax benefits from share-based compensation	(631)	(1,630)	(2,302)
Other Changes in Assets and Liabilities
Net due from subsidiaries*	1,374	4,426	4,455
Other assets and other liabilities	948	(328)	(5,983)
Net cash provided by operating activities	47,731	41,857	50,491

Investing Activities
Proceeds from
Sale of equity securities, available for sale	—	2,783	—
Sale of other invested assets	394	177	—
Purchases of
Other invested assets	(287)	(2,377)	—
Property and equipment	(146)	(608)	(223)
Capital contribution to subsidiaries*	—	(13,349)	—
Net cash used in investing activities	$(39)	(13,374)	(223)
_______
*    Eliminated in consolidation
See accompanying notes to the consolidated financial statements

____________
Form 10-K: S-4

FPIC Insurance Group, Inc.
Index To the Financial Statement Schedules

Schedule II: Parent Company Only Condensed Statements of Cash Flows, continued
For the years ended December 31, 2010, 2009 and 2008

(in thousands)
	2010	2009	2008
Financing Activities
Issuance of common stock	$1,207	2,803	6,645
Repurchase of common stock	(42,342)	(42,955)	(68,118)
Excess tax benefits from share-based compensation	631	1,630	2,302
Net cash used in financing activities	(40,504)	(38,522)	(59,171)

Net increase (decrease) in cash and cash equivalents	7,188	(10,039)	(8,903)
Cash and cash equivalents at beginning of year	4,854	14,893	23,796
Cash and cash equivalents at end of year	$12,042	4,854	14,893

Supplemental disclosure of cash flow information:
Interest paid on debt	$3,614	3,621	3,586
Federal income taxes paid	$11,300	14,206	15,616

Supplemental disclosure of non cash financing activities:
Issuance of restricted stock	$2,954	1,331	1,945
Share-based compensation	$2,787	3,298	2,954
_______
*    Eliminated in consolidation
See accompanying notes to the consolidated financial statements

____________
Form 10-K: S-5

FPIC Insurance Group, Inc.
Index To the Financial Statement Schedules

Schedule III: Supplementary Insurance Information

(in thousands)	Medical Professional and Other Liability
	As of December 31,
	2010	2009	2008
Deferred policy acquisition costs ("DPAC")	$8,963	9,918	9,476
Liability for losses and loss adjustment expenses ("LAE")	$520,546	559,257	555,848
Unearned premiums	$100,555	103,831	98,665

(in thousands)	Medical Professional and Other Liability
	For the year ended December 31,
	2010	2009	2008
Net premiums written	$163,873	146,349	162,282
Net premiums earned	$168,085	156,474	172,830
Net investment income	$24,941	27,749	30,295
Net losses and LAE	$97,329	92,185	99,721
Amortization of DPAC	$19,735	16,689	18,043
Other expenses (1)	$31,865	25,651	20,361
_______

(1)	Other expenses include other underwriting expenses and other expenses associated with medical professional and other liability insurance.
See accompanying notes to the consolidated financial statements

Schedule IV: Reinsurance
For the years ended December 31, 2010, 2009 and 2008

(in thousands)	Medical Professional and Other Liability
	2010	2009	2008
Gross premiums earned	$194,417	180,871	196,059
Ceded premiums earned to other companies	(26,479)	(24,455)	(23,229)
Assumed premiums earned from other companies	147	58	—
Net premiums earned	$168,085	156,474	172,830

Percentage of assumed premiums earned to net premiums earned	0.09%	0.04%	—%
See accompanying notes to the consolidated financial statements

____________
Form 10-K: S-6

FPIC Insurance Group, Inc.
Index To the Financial Statement Schedules

Schedule V: Valuation and Qualifying Accounts
As of December 31, 2010, 2009 and 2008

(in thousands)	Allowance for Doubtful Accounts
	2010	2009	2008
Balance, beginning of period	$300	300	300
Amounts charged to costs and expenses	338	605	91
Deductions	(338)	(605)	(91)
Balance, end of period	$300	300	300
See accompanying notes to the consolidated financial statements

(in thousands)	Allowance for Deferred Income Taxes
	2010	2009	2008
Balance, beginning of period	$—	675	—
Amounts charged to costs and expenses	—	—	675
Deductions	—	(675)	—
Balance, end of period	$—	—	675
See accompanying notes to the consolidated financial statements

Schedule VI: Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)
	Consolidated Insurance Subsidiaries
As of December 31,	2010	2009	2008
Deferred policy acquisition costs	$8,963	9,918	9,476
Liability for losses and LAE	$520,546	559,257	555,848
Unearned premiums	$100,555	103,831	98,665

(in thousands)
	Consolidated Insurance Subsidiaries
For the year ended December 31,	2010	2009	2008
Net premiums written	$163,873	146,349	162,282
Net premiums earned	$168,085	156,474	172,830
Net investment income	$24,941	27,749	30,295
Net losses and LAE, current year	$120,302	111,176	116,721
Net losses and LAE, prior years	$22,973	(18,991)	(17,000)
Amortization of DPAC	$19,735	16,689	18,043
Net paid losses and LAE (1)	$136,818	120,191	120,476
_______

(1)
Excluding net paid losses and LAE under commuted reinsurance agreements, our net paid losses and LAE were $136.5 million, $119.4 million, and $119.9 million for the years ended December 31, 2010, 2009 and 2008.

See accompanying notes to the consolidated financial statements

____________
Form 10-K: S-7

FPIC Insurance Group, Inc.
Exhibit Index to Form 10-K

Exhibit No.	Description

2.1	(a)
Agreement and Plan of Merger dated July 30, 2009 by and among the Registrant, First Professionals Insurance Company, Inc., FPIC Merger Corp., Advocate, MD Financial Group Inc., and the Stockholders Representative (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed on July 30, 2009) (Schedules and certain exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon request)

(b)
First Amendment to Agreement and Plan of Merger dated August 31, 2009 by and among the Registrant, First Professionals Insurance Company, Inc., FPIC Merger Corp., Advocate, MD Financial Group Inc., and the Stockholders Representative (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed on November 18, 2009)

2.2
Earnout Agreement dated November 13, 2009 between the Registrant and Mark E. Adams and Timothy P. Reardon, as Stockholders Representative (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed on November 18, 2009)

3.1	(a)	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed August 16, 1999)

(b)
Articles of Amendment to Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed August 16, 1999)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by referenced to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed on September 2, 2009)

4.1	(a)
Indenture dated May 15, 2003, between the Registrant and U.S. Bank National Association, as debenture trustee (incorporated by reference to Exhibit 10(bbb) to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed May 16, 2003)

(b)
Guarantee Agreement dated May 15, 2003, by and between the Registrant, as guarantor, and U.S. Bank National Association, as guarantee trustee (incorporated by reference to Exhibit 10(aaa) to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed May 16, 2003)

4.2	(a)
Indenture dated as of May 22, 2003, between the Registrant, as issuer and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10(hhh) to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed May 29, 2003)

(b)
Guarantee Agreement dated as of May 22, 2003, by and between the Registrant, as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10(ggg) to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed May 29, 2003)

4.3
Indenture dated as of May 22, 2003, between the Registrant, as issuer, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10(kkk) to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed May 29, 2003)

4.4	(a)
Indenture dated October 29, 2003, between the Registrant and U. S. Bank National Association, as debenture trustee (incorporated by reference to Exhibit 10(ppp) to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed November 3, 2003)

(b)
Guarantee Agreement dated October 29, 2003, between the Registrant, as guarantor, and U.S. Bank National Association, as guarantee trustee (incorporated by reference to Exhibit 10(ooo) to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed November 3, 2003)

____________
Form 10-K: E-1

10.1**
Form of Indemnity Agreement between the Registrant and certain members of its Board of Directors (incorporated by reference to Exhibit 10(s) to the Registrant's Registration Statement on Form S-4 (Registration No. 333-02040) filed March 7, 1996)

10.2**
Form of Indemnity Agreement between the Registrant and certain members of its Board of Directors and certain of its employees (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K (Commission File No. 1-11983) filed March 30, 2000)

10.3**	(a)
FPIC Insurance Group, Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit C to the Registrant's definitive proxy statement (Commission File No. 1-11983) filed April 29, 2005)

(b)
Amendment to the Registrant's Amended and Restated Omnibus Incentive Plan (incorporated by referenced to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed on May 6, 2009)

(c)
Amendment to the Registrant's Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly on Form 10-Q (Commission File No. 1-11983) filed on March 30, 2010)

(d)
Form of Stock Option Agreement (incorporated by reference to Exhibit 10(bbbb) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed March 15, 2005)

(e)
Form of Stock Option Agreement, effective January 2007 (incorporated by reference to Exhibit 10.3(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

(f)
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10(cccc) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11983) filed March 15, 2005)

(g)
Form of Restricted Stock Agreement, effective January 2007 (incorporated by reference to Exhibit 10.3(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

(h)
Form of Restricted Stock Agreement, effective January 2008 (incorporated by reference to Exhibit 10.3(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

(i)
Form of Restricted Stock Agreement, effective December 2008 (incorporated by referenced to Exhibit 10.3(g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-11983) filed on March 4, 2009)

(j)
Form of Performance Unit Award Agreement, effective January 2008 (incorporated by reference to Exhibit 10.3(g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

(k)
Form of Performance Unit Award Agreement, effective December 2008 (incorporated by reference to Exhibit 10.3(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-11983) filed on March 4, 2009)

(l)
Form of Performance Unit Award Agreement, effective January 2010 (incorporated by reference to Exhibit 10.3(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-11983) filed on March 3, 2010)

	(m)	Form of Performance Unit Award Agreement, effective December 2010*

____________
Form 10-K: E-2

10.4**	(a)
FPIC Insurance Group, Inc. Amended and Restated Director Stock Option Plan (incorporated by reference to Exhibit B to the Registrant's definitive proxy statement (Commission File No. 1-11983) filed March 15, 2005)

(b)
Amendment to the Registrant's Amended and Restated Director Stock Option Plan (incorporated by referenced to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed on May 6, 2009)

(c)
Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-11983) filed on March 9, 2007)

(d)
Form of Amended and Restated Director Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10(hhhh) to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed June 3, 2005)

10.5**	(a)
FPIC Insurance Group, Inc. Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-11983) filed May 17, 1999)

(b)
Amendment to the FPIC Insurance Group, Inc. Supplemental Executive Retirement Plan (incorporated by referenced to Exhibit 10.5(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-11983) filed on March 4, 2009)

10.6**	(a)
Florida Physicians Insurance Company Excess Benefit Plan (incorporated by reference to Exhibit 10(nn) to the Registrant's Registration Statement on Form S-4 (Registration No. 333-02040) filed March 7, 1996)

(b)
FPIC Insurance Group, Inc. Excess Benefit Plan, as amended and restated effective January 1, 2008 (incorporated by referenced to Exhibit 10.6(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-11983) filed on March 4, 2009)

10.7**	(a)	FPIC Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 12, 2007)

(b)
FPIC Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.8**
FPIC Insurance Group, Inc. Amended and Restated 2008 Senior Executive Annual Incentive Plan (incorporated by referenced to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed on March 9, 2009)

10.9**		Summary of Implementation Guide for 2011 Executive Incentive Compensation Plan*

10.10**
Employment Agreement dated as of January 1, 2008, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.11**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and John R. Byers (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.12**
Employment Agreement dated as of January 1, 2008, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

____________
Form 10-K: E-3

10.13**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.14**
Employment Agreement dated as of January 1, 2008, between the Registrant and Robert E. White, Jr, (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.15**
Change in Control Severance Agreement dated as of January 1, 2008, between the Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.16**
Executive Employment Agreement dated July 30, 2009 by and among the Registrant, Advocate, MD Financial Group Inc. and Mark E. Adams (incorporated by referenced to Exhibit 2.4 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed on July 30, 2009)

10.17**
Summary of Compensation of Outside Directors (incorporated by reference to Exhibit 10.3(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-11983) filed on February 27, 2008)

10.18	(a)
Noncompetition Agreement made as of September 29, 2006, by the Registrant (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed October 2, 2006)

(b)
Non-Competition Agreement dated July 30, 2009 by and among the Registrant, Advocate, MD Financial Group Inc. and Mark E. Adams (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed (Commission File No. 1-11983) filed on July 30, 2009)

10.19**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and John R. Byers (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.20**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and Charles Divita, III (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

10.21**
Settlement and Deferred Compensation Agreement effective December 31, 2008, between Registrant and Robert E. White, Jr. (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K (Commission File No. 1-11983) filed December 18, 2008)

21		Subsidiaries of the Registrant *

23		Consent of PricewaterhouseCoopers LLP *

31.1		Certification of John R. Byers, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2		Certification of Charles Divita, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32
Certification of John R. Byers, President and Chief Executive Officer, and Charles Divita, III, Chief Financial Officer, pursuant to 18 U.S.C. Section1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_______
*    Filed herewith
**    Management contract or compensatory plan or arrangement

____________
Form 10-K: E-4