Form 10-Q
period 2011-03-31
FPIC INSURANCE GROUP INC
filed 2011-05-04
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

•	Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer *    Accelerated Filer ☑    Non-accelerated Filer *

•	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

•	As of April 29, 2011, there were 8,279,434 shares of the Registrant's common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2011

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position (unaudited)

(in thousands, except shares authorized, issued and outstanding)	As of March 31, 2011	As of December 31, 2010
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$618,534	627,237
Equity securities, available-for-sale, at fair value	12,541	11,930
Real estate investments	4,571	4,678
Other invested assets	4,559	4,516
Total investments (Note 4)	640,205	648,361

Cash and cash equivalents	47,400	58,726
Premiums receivable (net of an allowance of $300 as of March 31, 2011 and December 31, 2010)	55,343	56,527
Accrued investment income	5,760	6,782
Reinsurance recoverable on paid losses	2,405	4,042
Due from reinsurers on unpaid losses and advance premiums	134,662	134,223
Ceded unearned premiums	12,138	12,181
Deferred policy acquisition costs	9,083	8,963
Deferred income taxes	18,760	21,792
Goodwill and intangible assets	26,991	27,220
Other assets	8,370	7,446
Total assets	$961,117	986,263

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$521,196	520,546
Unearned premiums	100,368	100,555
Reinsurance payable	2,634	1,636
Paid in advance and unprocessed premiums	4,155	7,993
Total policy liabilities and accruals	628,353	630,730

Long-term debt	46,083	46,083
Other liabilities	28,109	34,159
Total liabilities	702,545	710,972

Commitments and contingencies (Note 12)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 8,349,934 and 8,926,692 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	835	893
Additional paid-in-capital	—	—
Retained earnings	245,944	262,068
Accumulated other comprehensive income, net	11,793	12,330
Total shareholders' equity	258,572	275,291
Total liabilities and shareholders' equity	$961,117	986,263

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 3

FPIC Insurance Group, Inc.
Consolidated Statements of Income (unaudited)

(in thousands, except basic and diluted earnings per common share)	For the three months ended March 31,
	2011	2010
Revenues
Net premiums earned	$40,386	41,936
Net investment income	5,643	6,587
Net realized investment gains	750	350
Other income	141	121
Total revenues	46,920	48,994

Expenses
Net losses and loss adjustment expenses	24,129	25,427
Other underwriting expenses	12,324	11,724
Interest expense on debt	891	891
Other expenses	103	203
Total expenses	37,447	38,245

Income before income taxes	9,473	10,749
Less: Income tax expense	3,139	3,534
Net income	$6,334	7,215

Earnings per common share:
Basic earnings per common share	$0.74	0.72
Diluted earnings per common share	$0.72	0.71

Weighted-average common shares outstanding:
Weighted-average common shares outstanding, basic	8,599	9,976
Weighted-average common shares outstanding, diluted	8,828	10,182

Net realized investment gains (losses):
Net realized investment gains before credit related impairments	$750	613

Total other-than-temporary impairments on investments	—	(766)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	503
Credit related impairments included in net realized investment gains (losses)	—	(263)

Net realized investment gains (losses)	$750	350

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2010	8,926,692	$893	—	262,068	12,330		$275,291

Net income	—	—	—	6,334	—	$6,334	6,334
Other comprehensive loss, net of tax:
Unrealized loss on invested assets, net of tax	—	—	—	—	(827)	(827)	(827)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	247	247	247
Net gain on pension plan, net of tax	—	—	—	—	43	43	43
Other comprehensive loss, net of tax						(537)
Comprehensive income						$5,797

Issuance of restricted stock	59,426	6	576	—	—		582
Issuance of common shares	—	—	—	—	—		—
Repurchase of common shares	(636,184)	(64)	(846)	(22,458)	—		(23,368)
Share-based compensation	—	—	7	—	—		7
Income tax reductions relating to exercise of stock options	—	—	263	—	—		263
Balances at March 31, 2011	8,349,934	$835	—	245,944	11,793		$258,572

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 5

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited), continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income (Loss)	Total
Balances at December 31, 2009	10,142,613	$1,014	—	270,118	8,655		$279,787

Net income	—	—	—	7,215	—	$7,215	7,215
Other comprehensive income, net of tax:
Unrealized gain on invested assets, net of tax	—	—	—	—	3,012	3,012	3,012
Unrealized loss on investments with other-than-temporary impairments, net of tax	—	—	—	—	(309)	(309)	(309)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(229)	(229)	(229)
Net gain on pension plan, net of tax	—	—	—	—	31	31	31
Other comprehensive income, net of tax						2,505
Comprehensive income						$9,720

Issuance of restricted stock	74,280	7	665	—	—		672
Issuance of common shares	2,250	—	25	—	—		25
Repurchase of common shares	(335,239)	(33)	(637)	(7,907)	—		(8,577)
Share-based compensation	—	—	10	—	—		10
Income tax reductions relating to exercise of stock options	—	—	(63)	—	—		(63)
Balances at March 31, 2010	9,883,904	$988	—	269,426	11,160		$281,574

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 6

FPIC Insurance Group, Inc.
Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)	For the three months ended March 31,
	2011	2010
Operating Activities
Net cash provided by (used in) operating activities	$9,355	(15,104)

Investing Activities
Proceeds from
Sales of fixed income securities, available-for-sale	32,163	42,855
Sales of equity securities, available-for-sale	—	499
Sales of other invested assets	127	394
Maturities of fixed income securities, available-for-sale	19,880	22,690
Maturities of short-term investments	—	1,625
Purchases of
Fixed income securities, available-for-sale	(44,904)	(44,951)
Subsidiary's net assets and stock (contingent consideration payment)	(4,375)	—
Other invested assets	(117)	(81)
Property and equipment	(350)	(42)
Net cash provided by investing activities	2,424	22,989

Financing Activities
Issuance of common stock	—	25
Repurchase of common stock	(23,368)	(8,577)
Excess tax benefits from share-based compensation	263	31
Net cash used in financing activities	(23,105)	(8,521)

Net increase in cash and cash equivalents	(11,326)	(636)
Cash and cash equivalents at beginning of year	58,726	58,626
Cash and cash equivalents at end of period	$47,400	57,990

Supplemental disclosure of cash flow information:
Interest paid on debt	$911	911
Federal income taxes paid	$—	400

Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$3,010	2,562
Share-based compensation	$588	682

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The statement of financial position as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP.  All significant intercompany transactions have been eliminated.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2010, which includes information necessary for understanding our business and financial statement presentations.  In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

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

New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on Business Combinations (Topic 805): Disclosure of Supplementary ProForma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force. This guidance addresses diversity in practice about the interpretation of the proforma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose proforma information for business combinations that occurred in the current reporting period. The disclosures include proforma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the proforma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.
In December 2010, the FASB issued guidance on Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this guidance is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. As a result, current GAAP will be improved by eliminating an entity's ability to assert that a reporting unit is not required to perform

Form 10-Q: 8

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. The new guidance is effective for annual and interim periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.
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
In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The new guidance requires disclosures of transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reason for the transfer.  The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than as a single net number.  The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements.  We adopted the new disclosures and modified our existing disclosures effective January 1, 2010. We adopted the disclosures about the activity in Level 3 measurements effective January 1, 2011. See Note 2, Fair Value Measurements for additional information.

2.	Fair Value Measurements

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

•
U.S. Treasuries include those securities issued by the U.S government or a U.S. Agency.  These securities have an average credit quality of Aaa and represent approximately 8 percent of our fixed income securities.

•
States, municipalities and political subdivisions include securities issued by state and local governments. General obligation bonds are backed by the full faith and credit of the issuing entity (e.g., government authority) and revenue bonds are backed by a specific revenue stream.  Lease revenue bonds are backed by specific lease arrangements, where the principal and interest are generally paid from annual appropriations from the government entity that benefits from the facility (e.g., school, prison facility).  Pre-refunded bonds are backed by Treasuries and/or Agencies.  These 'sub'-sectors (e.g., general obligation, revenue, lease, pre-refunded) can be taxable or tax-advantaged. These securities are diversified throughout the U.S, have an average credit quality of Aa1 and represent approximately 31 percent of our fixed income securities.

•
Corporate securities include securities issued by various corporate entities across different industries.  Both investment grade and non-investment grade securities are included within this category.  The average credit quality of investment grade corporate securities is A2 and these securities represent approximately 32 percent of our fixed income securities.  The average credit quality of non-investment grade corporate securities is Ba2 and these securities represent approximately 3 percent of our fixed income securities.

•
Residential mortgage-backed securities include structured securities that are issued based on underlying residential mortgages.  Within this category are bonds that are agency and non-agency related.  Agency related bonds have an average credit quality of Aaa and represent approximately 13 percent of our fixed income securities.  Non-agency related bonds have an average credit quality of Baa3 and represent approximately 1 percent of our fixed income securities.

•
Commercial mortgage-backed securities include structured securities issued based on underlying commercial mortgages (such as on hotels, malls, or offices) and are from the vintage years 2002 and 2005 through 2008.  The securities have an average credit quality of Aa3 and represent approximately 6 percent of our fixed income securities.

•
Asset-backed securities include structured securities issued based on underlying assets, primarily automobile loans, credit cards, and home equity lines of credit.  These securities have an average credit quality of Aaa and represent approximately 5 percent of our fixed income securities.

•
Foreign government securities include securities issued by the Canadian government, a Canadian agency or one of its provinces. These securities are denominated in U.S. dollars, have an average credit quality of Aaa and represent 1 percent of our fixed income securities.

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

Contingent consideration

•
The acquisition of Advocate, MD Financial Group, Inc. ("Advocate, MD") includes a contingent consideration arrangement that provides for additional consideration to be paid by the Company for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits over a two-year period from the acquisition date.  Up to forty percent of the contingent consideration is payable based on the first year of performance, with any remaining amount payable following the second year of performance.  During the first quarter of 2011, we made a payment of $4.4 million to settle the contingent consideration related to Advocate, MD's first year of performance under the agreement. The ultimate undiscounted amount we could pay under the contingent consideration agreement over the two year period is approximately $12.0 million.  Our measure of the estimated fair value of the contingent consideration is based on significant inputs not observable in the marketplace and is classified as a Level 3 fair value measurement based on accounting guidance.  We recognize a liability for the estimated fair value of acquisition-related contingent consideration using a cash flow model adjusted quarterly for probability weighted targets to be achieved over the earn-out period. Changes in the calculation of our liability for contingent consideration are reflected as income or expense in the period the change is incurred.

Derivative financial instruments

•
Our derivative instruments, principally interest rate swaps, are valued using models that primarily use market observable inputs and are classified as Level 2, as their fair value is largely based on observable inputs over the life of the swaps in a liquid market.  The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt.  The floating and fixed rate cash flows are then discounted to the valuation date by using the three-month London Interbank Offered Rate (“LIBOR”) at the date of the valuation.  Pricing inputs include bid-ask spreads and current market prices for an underlying instrument.  For additional information on our derivative instruments, see Note 8, Derivative Instruments and Hedging Activities, below.

Form 10-Q: 11

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables present disclosures about fair value measurements as of March 31, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis.  For additional information regarding our fair value measurements see Note 4, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	As of March 31, 2011
	Fair Value Measurements Using:			(1) Netting Adjustments	Assets / Liabilities at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	46,641	—	—	46,641
States, municipalities and political subdivisions	—	189,133	—	—	189,133
Corporate debt securities	—	216,588	—	—	216,588
Residential mortgage-backed securities	—	86,480	—	—	86,480
Commercial mortgage-backed securities	—	39,929	—	—	39,929
Asset-backed securities	—	31,636	—	—	31,636
Foreign government securities	—	8,127	—	—	8,127
Total fixed income securities, available-for-sale, including short-term investments	$—	618,534	—	—	618,534

Equity securities, available-for-sale
Common equity securities	$11,088	—	—	—	11,088
Preferred equity securities	852	601	—	—	1,453
Total equity securities, available-for-sale	$11,940	601	—	—	12,541

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,403	—	—	—	3,403
Limited partnership	—	—	73	—	73
Total other invested assets	$3,403	—	73	—	3,476

Total	$15,343	619,135	73	—	634,551

Liabilities
Derivative financial instruments	$—	2,817	—	(2,500)	317
Contingent consideration	—	—	5,165	—	5,165
Total	$—	2,817	5,165	(2,500)	5,482
______

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

Form 10-Q: 12

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	As of December 31, 2010
	Fair Value Measurements Using:			(1) Netting Adjustments	Assets / Liabilities at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$—	43,323	—	—	43,323
States, municipalities and political subdivisions	—	201,507	—	—	201,507
Corporate debt securities	—	218,904	—	—	218,904
Residential mortgage-backed securities	—	90,813	—	—	90,813
Commercial mortgage-backed securities	—	39,796	—	—	39,796
Asset-backed securities	—	24,764	—	—	24,764
Foreign government securities	—	8,130	—	—	8,130
Total fixed income securities, available-for-sale, including short-term investments	$—	627,237	—	—	627,237

Equity securities, available-for-sale
Common equity securities	$10,544	—	—	—	10,544
Preferred equity securities	817	569	—	—	1,386
Total equity securities, available-for-sale	$11,361	569	—	—	11,930

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,361	—	—	—	3,361
Limited partnership	—	—	72	—	72
Total other invested assets	$3,361	—	72	—	3,433

Total	$14,722	627,806	72	—	642,600

Liabilities
Derivative financial instruments	$—	3,219	—	(2,400)	819
Contingent consideration	—	—	9,540	—	9,540
Total	$—	3,219	9,540	(2,400)	10,359
______

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

We had no transfers into or out of Level 1 or Level 2 fair value measurements during the three months ended March 31, 2011 and 2010.

Form 10-Q: 13

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table presents disclosures about fair value measurements using significant unobservable inputs (Level 3) and  summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings and other comprehensive income for Level 3 assets or liabilities during the three months ended March 31, 2011 and 2010.

(in thousands)	For the three months ended		For the three months ended
	March 31, 2011		March 31, 2010
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Beginning balance	$72	(9,540)	$77	(7,008)
Total gains (losses), realized and unrealized
Included in net income	—	—	—	—
Included in other comprehensive income	1	—	5	—
Purchases	—	—	(7)	—
Issuances	—	—	—	—
Settlements	—	4,375	—	—
Transfers in (out) of Level 3	—	—	—	—
Ending balance	$73	(5,165)	$75	(7,008)

3.	Fair Value of Financial Instruments

The carrying value and fair value of financial instruments as of March 31, 2011 and December 31, 2010 are presented in the following table.  For additional information regarding the fair value of financial instruments see Note 5, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$47,400	47,400	$58,726	58,726
Other invested assets
Deferred compensation plan assets held in rabbi trust	3,403	3,403	3,361	3,361
Limited partnership	73	73	72	72
Other assets	1,083	1,083	1,083	1,083
Total other invested assets	4,559	4,559	4,516	4,516
Total financial assets	$51,959	51,959	$63,242	63,242

Financial liabilities:
Long-term debt	$46,083	51,506	$46,083	51,369
Derivative financial instruments	2,817	2,817	3,219	3,219
Total financial liabilities	$48,900	54,323	$49,302	54,588

Form 10-Q: 14

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

4.	Investments

The amortized cost and estimated fair value of our investments are presented in the following tables.  For additional information regarding our investments see Note 6, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	As of March 31, 2011
	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$46,094	735	188	46,641
States, municipalities and political subdivisions	183,528	5,750	145	189,133
Corporate debt securities	206,955	10,626	993	216,588
Residential mortgage-backed securities	84,969	2,218	707	86,480
Commercial mortgage-backed securities	36,654	3,367	92	39,929
Asset-backed securities	31,058	602	24	31,636
Foreign government securities	8,158	69	100	8,127
Equity securities, available-for-sale	9,605	2,936	—	12,541
Other invested assets	4,576	—	17	4,559
Total fixed income and equity securities, available-for-sale, and other invested assets	$611,597	26,303	2,266	635,634

(in thousands)	As of December 31, 2010
	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasuries	$42,274	1,141	92	43,323
States, municipalities and political subdivisions	195,416	6,298	207	201,507
Corporate debt securities	208,250	11,532	878	218,904
Residential mortgage-backed securities	89,143	2,446	776	90,813
Commercial mortgage-backed securities	36,899	3,023	126	39,796
Asset-backed securities	24,069	712	17	24,764
Foreign government securities	8,157	80	107	8,130
Equity securities, available-for-sale	9,605	2,328	3	11,930
Other invested assets	4,535	—	19	4,516
Total fixed income and equity securities, available-for-sale, and other invested assets	$618,348	27,560	2,225	643,683

Form 10-Q: 15

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables summarize, for all investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of March 31, 2011
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$16,877	188	16,877	188	—	—
States, municipalities and political subdivisions	10,775	145	10,313	141	462	4
Corporate debt securities	44,762	993	44,375	990	387	3
Residential mortgage-backed securities	25,417	707	20,468	527	4,949	180
Commercial mortgage-backed securities	2,483	92	1,065	5	1,418	87
Asset-backed securities	9,005	24	8,973	23	32	1
Foreign goverment securities	3,637	100	3,637	100	—	—
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	73	17	—	—	73	17
Total fixed income and equity securities, available-for-sale, and other invested assets	$113,029	2,266	105,708	1,974	7,321	292

(in thousands)	As of December 31, 2010
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale, including short-term investments
U.S. Treasury securities	$13,140	92	13,140	92	—	—
States, municipalities and political subdivisions	13,171	207	12,707	203	464	4
Corporate debt securities	39,377	878	38,877	856	500	22
Residential mortgage-backed securities	25,267	776	20,367	461	4,900	315
Commercial mortgage-backed securities	2,454	126	1,067	8	1,387	118
Foreign government securities	3,629	107	3,629	107	—	—
Asset-backed securities	1,991	17	1,965	8	26	9
Equity securities, available-for-sale	6	3	6	3	—	—
Other invested assets	72	19	—	—	72	19
Total fixed income and equity securities, available-for-sale, and other invested assets	$99,107	2,225	91,758	1,738	7,349	487

Form 10-Q: 16

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The number of securities with gross unrealized gains and losses is presented in the table below.  Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
As of	Less than twelve months	Twelve months or more	Gross Unrealized Gains
March 31, 2011	120	20	611
December 31, 2010	107	20	623

The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months is presented in the table below.  Gross unrealized losses are further segregated by the percentage of amortized cost.

	As of March 31, 2011
Gross Unrealized Losses	Number of Securities	Fair Value (in thousands)	Gross Unrealized Losses (in thousands)
Less than 15%	19	$7,248	$(275)
Equal to or greater than 15%	1	73	(17)
	20	$7,321	$(292)

The following table sets forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2011.

(in thousands)			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5 percent	5 percent to 15 percent	Greater than 15 percent
Less than twelve months	$105,708	(1,974)	(1,364)	(504)	(106)
Twelve months or more	7,321	(292)	(58)	(217)	(17)
Total	$113,029	(2,266)	(1,422)	(721)	(123)

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

The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-than-temporary include (i) the extent and duration of the decline in fair value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for collateralized mortgage obligations and (vi) rating agency actions. Based on our assessment of these factors, we will make a determination as to the probability of recovering principal and interest on the security.

The number and amount of securities for which we have recorded OTTI charges for the three months ended March 31, 2011 and 2010 are presented in the following table.

Form 10-Q: 17

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

	For the three months ended March 31, 2011
	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Portion of OTTI recognized in accumulated other comprehensive income	Net OTTI recognized in net income
Other-than-temporary impairments (in thousands)	$—	—	—	—	$—
Number of securities	—	—	—	—	—

	For the three months ended March 31, 2010
	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Portion of OTTI recognized in accumulated other comprehensive income	Net OTTI recognized in net income
Other-than-temporary impairments (in thousands)	$(766)	—	—	503	$(263)
Number of securities	5	—	—	—	5

We believe the remaining securities having unrealized losses as of March 31, 2011 are not other-than-temporarily impaired.  We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.

Realized investment gains (losses)
Realized investment gains and losses are determined on the basis of specific identification.  The components of net realized gains (losses) on investments are as follows:

(in thousands)	For the three months ended March 31, 2011
	Fixed income securities, available-for-sale, and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$781	—	57	$838
Gross realized losses	(88)	—	—	(88)
Credit related impairment losses	—	—	—	—
Net realized investment gains (losses)	$693	—	57	$750

Proceeds from sales or maturities	$52,043	—	127	$52,170

Form 10-Q: 18

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	For the three months ended March 31, 2010
	Fixed income securities, available-for-sale,and short-term investments	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$540	87	41	$668
Gross realized losses	(55)	—	—	$(55)
Credit related impairment losses	(263)	—	—	(263)
Net realized investment gains (losses)	$222	87	41	$350

Proceeds from sales or maturities	$67,170	499	394	$68,063

Net investment income
The major categories of investment income follow:

(in thousands)	For the three months ended March 31,
	2011	2010
Fixed income securities, available-for-sale, and short-term investments	$6,055	7,047
Equity securities, available-for-sale	98	70
Other invested assets	113	97
Cash and cash equivalents	5	9
Total investment income	6,271	7,223
Less: Investment expense	(628)	(636)
Net investment income	$5,643	6,587

Contractual maturities
The amortized cost and estimated fair value of fixed income securities, available-for-sale, and short-term investments by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of March 31, 2011		As of December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$54,023	54,810	62,186	63,039
Due after one year through five years	188,662	194,302	183,814	190,597
Due after five years through ten years	152,407	160,316	159,988	168,520
Due after ten years	49,643	51,061	48,109	49,708
	444,735	460,489	454,097	471,864
Mortgage-backed and asset-backed securities	152,681	158,045	150,111	155,373
Total fixed income securities, available-for-sale, and short-term investments	$597,416	618,534	604,208	627,237

Form 10-Q: 19

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

5.	Goodwill and Intangible Assets

A roll forward of goodwill as of March 31, 2011 and December 31, 2010 is presented in the following table:

(in thousands)	March 31, 2011	December 31, 2010
Goodwill, Beginning	$20,977	$21,039
Additions	—
Reductions: True up of Advocate, MD's final 2009 tax return	—	(62)
Impairments	—	—
Goodwill, Ending	$20,977	$20,977

As of March 31, 2011 and December 31, 2010, identifiable intangibles consisted of the following:

(in thousands)		March 31, 2011
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense (three months)	Net Carrying Amount
State licenses	Indefinite	$250	—	—	$250
Trade name - Advocate, MD	Indefinite	530	—	—	$530
Non-competes	4.7	2,371	692	126	$1,679
Customer relationships	10	4,128	573	103	$3,555
		$7,279	1,265	229	$6,014

(in thousands)		December 31, 2010
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense (twelve months)	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	566	506	1,805
Customer relationships	10	4,128	470	412	3,658
		$7,279	1,036	918	6,243

Estimated aggregate amortization expense for the remainder of 2011 and each of the next four years is presented in the following table:

(in thousands)	Other underwriting expenses	Other expenses	Total
Remaining 2011	$378	310	688
2012	504	413	917
2013	504	413	917
2014	293	413	706
2015	—	413	413
Total	$1,679	1,962	3,641

Form 10-Q: 20

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

6.	Liability for Losses and LAE

We establish loss and LAE reserves taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business.  Each actuarial technique is applied in a consistent manner from period to period and the techniques encompass a review of selected claims data, including claim and incident counts, average indemnity payments, and loss adjustment costs.  Estimating loss and LAE reserves is a complex process and changes in key assumptions or trends could result in a significant change in our reserve estimates.  Given the magnitude of our reserves, even relatively small changes in our estimates for factors such as the number of claims we expect to pay or the amount we expect to ultimately pay for such claims could have a significant impact on our reserves and, correspondingly, our financial position, results of operations and cash flows.  For additional information regarding our liability for losses and LAE see Note 8, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

As a result of the continuation of favorable overall claims results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $5.0 million and $4.0 million for the three months ended March 31, 2011 and 2010, respectively. The favorable development for the three months ended March 31, 2011 reflects lower than expected ultimate losses related to the 2005 through 2009 accident years. This favorable development is the result of changes in our previous estimates of incident to claim development, payment frequency and/or payment severity for the respective accident years.

7.	Reinsurance

The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are presented in the following table.  For additional information regarding our reinsurance program see Note 9, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	For the three months ended March 31,
	2011		2010
	Written	Earned	Written	Earned
Direct and assumed premiums	$47,075	47,262	49,117	48,373
Ceded premiums	(6,832)	(6,876)	(6,870)	(6,437)
Net premiums	$40,243	40,386	42,247	41,936

(in thousands)	For the three months ended March 31,
	2011	2010
Losses and LAE incurred	$26,457	28,856
Reinsurance recoveries	(2,328)	(3,429)
Net losses and LAE	$24,129	25,427

Effective January 1, 2011, First Professionals Insurance Company, Inc. ("First Professionals"), Anesthesiologists Professional Assurance Company ("APAC") and Intermed Insurance Company ("Intermed") obtained additional reinsurance with respect to extra-contractual obligations and claims in excess of policy limits. This reinsurance generally covers 90 percent of losses in excess of $10 million up to $30 million (comprised of two $10 million layers) incurred during the treaty year, subject to a maximum aggregate coverage for all losses of $36 million during the treaty year ($18 million for each of the two $10 million treaty layers). The current term of this additional reinsurance coverage is through December 31, 2011. This reinsurance applies to all outstanding claims against First Professionals', APAC's and Intermed's insureds unless a judgment or award was made against an insured prior to January 1, 2011.
We purchase reinsurance from a number of companies to mitigate concentrations of credit risk and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of March 31, 2011 and December 31, 2010, our receivable from reinsurers, net of amounts due, was $146.6 million and $148.8 million, respectively.  We have not experienced any difficulty in collecting amounts due

Form 10-Q: 21

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

from reinsurers related to the financial condition of a reinsurer and have not recorded a valuation allowance against our reinsurance receivables.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

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

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage this risk, we have entered into interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of March 31, 2011, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

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

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with the accounting guidance for offsetting of receivables and payables and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of March 31, 2011 and December 31, 2010, the cash collateral paid to our counterparty was $2.5 million and $2.4 million, respectively.

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

The fair value of our derivative instruments has been recorded as follows:

Cash flow hedges designated as effective hedging instruments

(in thousands)
	Notional	Balance Sheet	March 31, 2011	Receive	Pay	Effective	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Pay Rate (2)	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(331)	0.31%	3.94%	8.14%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,101)	0.31%	4.04%	8.14%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,205)	0.30%	4.12%	7.97%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(180)	0.31%	2.74%	6.94%	11/23/2011
			$(2,817)

(in thousands)
	Notional	Balance Sheet	December 31, 2010	Receive	Pay	Effective	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Pay Rate (2)	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(377)	0.30%	3.94%	8.14%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,246)	0.29%	4.04%	8.14%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,359)	0.29%	4.12%	7.97%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(237)	0.30%	2.74%	6.94%	11/23/2011
			$(3,219)
______

(1)	Based on the three month LIBOR.

(2)
Represents the actual effective rate paid on our outstanding debt, which includes spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.15 percent to 4.51 percent as of March 31, 2011).

Form 10-Q: 23

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statement of Income was as follows:

Derivatives in cash flow hedging relationships

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)

	For the three months ended March 31,			For the three months ended March 31,
	2011	2010		2011	2010
Interest Rate Swap - A	$45	(45)	Interest expense	$(46)	(46)
Interest Rate Swap - B	146	(144)	Interest expense	(140)	(142)
Interest Rate Swap - C	154	(152)	Interest expense	(143)	(145)
Interest Rate Swap - D	57	(32)	Interest expense	(61)	(62)
	$402	(373)		$(390)	(395)

There was no ineffectiveness recognized in net income for our derivative instruments during the three months ended March 31, 2011 and 2010.

9.	Earnings per Common Share

Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except basic and diluted earnings per common share)	For the three months ended March 31,
	2011	2010
Net income	$6,334	$7,215

Basic earnings per common share	$0.74	$0.72
Diluted earnings per common share	$0.72	$0.71

Basic weighted-average shares outstanding	8,599	9,976
Common stock equivalents (1)	229	206
Diluted weighted-average shares outstanding	8,828	10,182
______

(1)
A total of 27,858 outstanding stock options for the three months ended March 31, 2010 were excluded from the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to additional paid-in capital for such stock options were higher than the average price of the common shares, and therefore were anti-dilutive.  No outstanding stock options for the three months ended March 31, 2011 were excluded from the calculation of diluted earnings per common share.

Form 10-Q: 24

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

10.	Share-based Compensation Plans

We maintain three share-based compensation plans: (i) a plan for officers and key employees (the “Omnibus Plan”); (ii) a plan for non-employee directors (the “Director Plan”); and (iii) an employee stock purchase plan (the “ESPP”).  For a description of these plans, see Note 15, included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The following table presents the number of shares authorized for future awards in connection with our share-based compensation plans.

	As of March 31, 2011	As of December 31, 2010
The Omnibus Plan	732,755	711,099
The Director Plan	376,202	376,202
The ESPP	98,950	98,950
Shares authorized for future awards	1,207,907	1,186,251

The following table presents the status of, and changes in, stock options.  No stock options have been granted since 2007.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	410,378	$18.62
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2011	410,378	$18.62	3.6	$7,913

Exercisable at March 31, 2011	410,378	$18.62	3.6	$7,913

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$ 0.00 - 10.99	101,251	—	$8.45	1.1	101,251	$8.45
$ 11.00 - 23.99	187,075	—	19.14	3.6	187,075	19.14
$ 24.00 - 40.99	122,052	—	26.25	5.8	122,052	26.25
	410,378	—	$18.62	3.6	410,378	$18.62

The following table presents the status of, and changes in, restricted stock, including performance awards, as of March 31, 2011.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Non-vested, January 1, 2011	222,821	$29.30
Granted	5,403	27.65
Vested	(83,708)	27.79
Forfeited	(74)	27.65
Non-vested, March 31, 2011	144,442	$30.12	1.1	$5,474

Form 10-Q: 25

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

During 2010, aggregate awards of 80,002 performance units were granted to employees under the Omnibus Plan.  Stock awards for the 2011 plan year were made at the December 2010 meeting of our Compensation Committee. Generally, performance unit awards are subject to achieving specified levels of adjusted return on average equity during a two-year plan period.  These awards also generally vest at the expiration of the same two-year period.  The final determination of the number of shares to be issued in respect of an award (which can vary between 50 and 150 percent of the number of performance units subject to the award, provided a threshold performance level is achieved) is determined by the Compensation Committee of our Board of Directors.

As of March 31, 2011, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of approximately 0.9 years.  The compensation cost related to our share-based awards that was charged to other underwriting expense was $0.6 million for the three months ended March 31, 2011 compared to $0.7 million for the three months ended March 31, 2010.

11.	Employee Benefit Plans

The components of the actuarially computed net periodic pension cost, including the amounts recognized in other comprehensive income, for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 16 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	For the three months ended March 31,
	2011	2010
Net Periodic Benefit Cost:
Service cost	$159	142
Interest cost	183	165
Expected return on plan assets	(115)	(108)
Amortization of prior service cost	1	1
Amortization of net loss	68	51
Net periodic benefit cost	296	251

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain (loss)	(68)	(51)
Amortization of prior service cost	(1)	(1)
Total recognized in other comprehensive income (loss)	(69)	(52)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$227	199

We contributed $0.8 million and $1.1 million to our employee benefit plans during the three months ended March 31, 2011 and 2010, respectively.  We currently anticipate contributing an additional $0.2 million to these plans during the remainder of 2011 for total contributions of $1.0 million.

Form 10-Q: 26

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

12.	Commitments and Contingencies

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of March 31, 2011, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and its amount can be reasonably estimated.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured's policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured's policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims. In October 2009, an MPL claim against one of our insureds resulted in a significant arbitration award ($35.4 million plus post-award statutory interest at the rate of 18 percent per year) against that insured. During the third quarter of 2010, the insured commenced an action against First Professionals alleging bad faith in the administration of this claim. We have evaluated this and other such exposures as of March 31, 2011, and believe our position and defenses are meritorious. However, there can be no assurance as to the outcome of such exposures.  Our primary excess of loss reinsurance program includes a level of coverage for claims in excess of policy limits and effective January 1, 2011, First Professionals, APAC and Intermed obtained additional reinsurance with respect to ECO/XPL claims as described in Note 7, Reinsurance. When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure. An award against us for extra-contractual liability or a significant award or jury verdict, or series of awards or verdicts, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.
Our insurance subsidiaries are subject to assessment by the insurance guaranty associations in the states in which they conduct business for the provision of funds necessary for the settlement of covered claims under certain policies of insolvent insurers.  Generally, these associations can assess member insurers on the basis of written premiums in their particular states.  Such assessments could adversely impact our financial condition, results of operations or cash flows.  Under Florida law, our insurance subsidiaries are entitled to recoup insurance guaranty fund assessments from their Florida policyholders.

In addition to standard guaranty fund assessments, certain states in which we conduct business, including Florida, Texas and Missouri, could also levy special assessments to settle claims caused by certain catastrophic losses.  No such special assessments for catastrophic losses have been made through the first quarter of 2011 and no such assessments were made during 2010.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2013.

13.    Subsequent Events

We have evaluated subsequent events for disclosure or recognition in our consolidated financial statements through the date the consolidated financial statements were issued.

Form 10-Q: 27

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2011, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 9, 2011.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the following MD&A, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.  Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions.  You should not place undue reliance on these forward-looking statements, which reflect our management's opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

i.	The effect of negative developments and cyclical changes in the medical professional liability insurance business sector;

ii.
The effects of competition, including competition for agents to place insurance, of physicians electing to self-insure or to practice without insurance coverage, and of related trends and associated pricing pressures and developments;

iii.	Business risks that result from our size, products, and geographic concentration;

iv.
The risks and uncertainties involved in determining the rates we charge for our products and services, as well as these rates being subject to or mandated by legal requirements and regulatory approval;

v.	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;

vi.	Our exposure to claims for extra contractual damages and losses in excess of policy limits and the unpredictability of court decisions;

vii.	The impact of healthcare reform or other significant changes in the healthcare delivery system;

viii.	Legislative, regulatory, special interest or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;

ix.	The judicial and legislative review of current tort reform measures;

x.	Developments in financial and securities markets that could affect our investment portfolio;

xi.	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;

xii.	The availability of dividends and management fees from our insurance subsidiaries;

xiii.	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;

xiv.	The results of the acquisition of Advocate, MD and other growth initiatives;

xv.	Impairment in the value of our goodwill and intangibles;

xvi.	The loss of the services of any key members of senior management;

Form 10-Q: 28

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

xvii.
Negative changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents' ability to place insurance business on our behalf; and

xviii.
Other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, including Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2011.

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

Critical Accounting Policies
The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Business Overview
We operate in the MPL insurance sector of the property and casualty insurance industry.  Our primary insurance products provide protection for physicians, dentists and other healthcare providers as individual practitioners or as members of practice groups.  Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs with respect to injuries alleged to have been caused by medical error or malpractice.  Optional coverage is available for professional corporations under which physicians or dentists practice.  We are the largest provider of MPL insurance in Florida, the fourth largest provider in Texas and have top five market positions in Georgia and Arkansas.  In all, we currently write MPL insurance in 14 states and are licensed to write in 32 states.  Based on 2010 premiums reported by SNL Financial LC, Florida and Texas are the fifth and eighth largest markets, respectively, for MPL insurance in the United States in terms of direct premiums written.  We focus on selected markets where we believe we have advantages in terms of our market knowledge, well-established reputation, meaningful market presence and resources.

Recent Trends and Other Developments
(Comparisons are made to the comparable period(s) in 2010 unless otherwise indicated)

•
Professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 1 percent to 18,384 policyholders as of March 31, 2011, compared to 18,126 policyholders as of March 31, 2010.

•
Our overall policyholder retention rate was 96 percent for the three months ended March 31, 2011 compared to 95 percent for the same period in 2010.  Our Florida policyholder retention rate was 96 percent and 97 percent for the three months ended March 31, 2011 and 2010, respectively.

•
Net premiums written declined 5 percent for the three months ended March 31, 2011 compared to the same period in 2010, and were reduced by premiums returned to certain insured groups under retrospective plans resulting from their favorable loss experience.   Excluding these returned premiums, net premiums written declined 3 percent primarily as the result of the continued competitive pricing environment and the expense associated with our new awards-made reinsurance program effective January 1, 2011.

•
Consolidated revenues were 4 percent lower for the three months ended March 31, 2011, compared to the same period in 2010 primarily as the result of lower net premiums earned and lower net investment income offset to a

Form 10-Q: 29

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

small extent by higher net realized investment gains.

•
Net investment income declined 14 percent for the three months ended March 31, 2011 primarily due to lower yields on fixed income securities and cash and cash equivalents resulting from lower prevailing interest rates and lower average invested assets as the result of share repurchases under our share repurchase program.

•
The continuation of favorable overall claims results as compared to previous estimates resulted in the recognition of favorable net loss development of $5.0 million for the three months ended March 31, 2011 compared to $4.0 million for the same period in 2010.  The favorable development for the three months ended March 31, 2011 reflects lower estimates of incident to claim development, payment frequency and/or payment severity for the 2005 through 2009 accident years. Our current accident year loss ratio for the three months ended March 31, 2011 was 72.1 percent compared to 70.1 percent for the same period in 2010.

•
Our expense ratio was 30.5 percent for the three months ended March 31, 2011 compared to 28.0 percent for the same period in 2010. The higher ratio in 2011 is primarily due to lower net premiums earned and higher commission expenses relative to net premiums earned compared to 2010.

•
Book value per common share was $30.97 as of March 31, 2011 compared to $30.84 as of December 31, 2010. As of March 31, 2011, the statutory surplus of our insurance subsidiaries was $238.6 million and the ratio of net premiums written to surplus was 0.7 to 1.

•
On a trade date basis, we repurchased 612,500 shares of our common stock during the three months ended March 31, 2011 at an average price of $36.78 per share.  Subsequent to March 31, 2011, we repurchased an additional 48,000 shares of our common stock, on a trade date basis, at an average price of $39.40 per share. We have remaining authority from our Board of Directors to repurchase an additional 600,770 shares under our repurchase program.

•	On March 21, 2011, Fitch Ratings, Ltd. affirmed the A- (Strong) financial strength rating of our insurance subsidiaries with a stable outlook.
Results of Operations:  Three Months ended March 31, 2011 compared to Three Months Ended March 31, 2010

Our business is comprised of our insurance operations, which operate through our insurance subsidiaries domiciled in Florida, Missouri and Texas.  Financial and selected other data related to our operations is summarized in the tables below.

Net income decreased 12 percent to $6.3 million for the three months ended March 31, 2011 from $7.2 million for the three months ended March 31, 2010. The decline in net income for the three months ended March 31, 2011 is primarily due to lower net premiums earned, lower net investment income and higher other underwriting expenses offset to some extent by higher favorable development on prior accident years and an increase in net realized investment gains.

Diluted earnings per common share increased to $0.72 per diluted common share for the three months ended March 31, 2011, from $0.71 per diluted common share for the three months ended March 31, 2010 as the result of share repurchases under our stock repurchase program.

Information concerning written premiums and policyholders is summarized in the following tables:

(in thousands)	For the three months ended
	March 31, 2011	March 31, 2010	Percentage Change
Direct premiums written (1)	$47,075	49,117	(4)%
Assumed premiums written	—	—	—%
Ceded premiums written	(6,832)	(6,870)	1%
Net premiums written	$40,243	42,247	(5)%
______

(1)
Includes $1.1 million of premiums associated with alternative risk arrangements for each of the three months ended March 31, 2011 and March 31, 2010.  Management fees for such arrangements are included in other income.

Form 10-Q: 30

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

	As of March 31, 2011	As of March 31, 2010	Percentage Change
Professional liability policyholders	18,384	18,126	1%
Professional liability policyholders under alternative risk arrangements	285	216	32%
Total professional liability policyholders	18,669	18,342	2%

Direct premiums written declined 4 percent for the three months ended March 31, 2011 compared to the same period in 2010, and were reduced by premiums returned to certain insured groups under retrospective plans resulting from their favorable loss experience.   Excluding these returned premiums, direct premiums written declined 3 percent primarily as the result of lower premium rates being driven by the competitive pricing environment in our Florida market. Our overall policyholder retention rate was 96 percent for the three months ended March 31, 2011 compared to 95 percent for the comparable period in 2010.  Our Florida policyholder retention rate was 96 percent and 97 percent for the three months ended March 31, 2011 and 2010, respectively.

Net premiums written declined 5 percent for the three months ended March 31, 2011 compared to the same period in 2010, and were reduced by premiums returned to certain insured groups under retrospective plans resulting from their favorable loss experience.   Excluding these returned premiums, net premiums written declined 3 percent primarily as the result of the continued competitive pricing environment and the expense associated with our new awards-made reinsurance program effective January 1, 2011.

Net premiums earned declined 4 percent for the three months ended March 31, 2011 compared to the same period in 2010, and were reduced by premiums returned to certain insured groups under retrospective plans resulting from their favorable loss experience.   Excluding these returned premiums, net premiums earned declined 2 percent primarily as the result of lower premium rates in our Florida market now being reflected in earned premiums during 2011 and the expense associated with our new awards-made reinsurance program effective January 1, 2011, offset to a small extent by an increase in professional liability policyholders.

Net investment income declined 14 percent for the three months ended March 31, 2011 primarily due to lower yields on fixed income securities and cash and cash equivalents resulting from lower prevailing interest rates and lower average invested assets as the result of share repurchases under our share repurchase program.

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the following table:

		For the three months ended March 31,
		2011	2010
Loss ratio
Current accident year		72.1%	70.1%
Prior accident years		(12.4)%	(9.5)%
Calendar year loss ratio	A	59.7%	60.6%

Underwriting expense ratio	B	30.5%	28.0%

Combined ratio (Sum of A+B)		90.2%	88.6%

Net losses and LAE declined 5 percent for the three months ended March 31, 2011 compared to the same period in 2010 primarily as the result of the continuation of favorable overall claims results as compared to our previous estimates. We recognized favorable net loss development of $5.0 million and $4.0 million for the three months ended March 31, 2011 and 2010, respectively. The favorable development for the three months ended March 31, 2011 reflects lower estimates of incident to claim development, payment frequency and/or payment severity for the 2005 through 2009 accident years. Our current accident year loss ratio for the three months ended March 31, 2011 was 72.1 percent compared to 70.1 percent for the same period in 2010.

Form 10-Q: 31

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Other underwriting expenses increased 5 percent for the three months ended March 31, 2011 compared to the same period in 2010, primarily as the result of higher commission expense, a slight increase in fixed costs and lower recoveries on guarantee fund assessments compared to those in the first quarter of 2010. Our expense ratio was 30.5 percent for the three months ended March 31, 2011 compared to 28.0 percent for the same period in 2010. The higher ratio in 2011 is primarily due to lower net premiums earned and the items described above.

Income tax expense declined 11 percent for the three months ended March 31, 2011 compared to the same period in 2010.  The decline in income tax expense corresponds with the decline in income before income taxes. Our effective tax rate was 33 percent for each of the three months ended March 31, 2011 and 2010.

Selected information concerning our direct professional liability insurance claim data is summarized in the following tables:

(in thousands)	For the three months ended March 31,
	2011	2010		Percentage Change
Net paid losses	$13,282	35,703	(1)	(63)%
Net paid LAE	10,636	11,210		(5)%
Net paid losses and LAE	$23,918	46,913		(49)%
______

(1)
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

	As of March 31, 2011	As of March 31, 2010	Percentage Change
Total professional liability claims reported during the period	255	278	(8)%
Total professional liability incidents reported during the period	252	253	—%
Total professional liability claims and incidents reported during the period	507	531	(5)%

Total professional liability claims and incidents that remained open	3,498	3,719	(6)%

	As of March 31, 2011	As of March 31, 2010	Percentage Change
Total professional liability claims closed without indemnity payment	121	188	(36)%
Total professional liability incidents closed without indemnity payment	174	179	(3)%
Total professional liability claims and incidents closed without indemnity payment	295	367	(20)%

Total professional liability claims with indemnity payment	85	92	(8)%

CWIP Ratio on a rolling four quarter basis(1)	34%	36%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	16%	19%
______

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional

Form 10-Q: 32

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

liability claims closed without indemnity payment.

Selected professional liability insurance claims data.  Net paid losses and LAE decreased 49 percent for the three months ended March 31, 2011 compared to the same period in 2010 as the result of the resolution during 2010 of two related claims against an insured from accident year 2002.   The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each such claim. Excluding these payments, net paid losses and LAE declined 11 percent.  On a rolling four quarter basis ended March 31, 2011, the CWIP ratio was 34 percent and the CWIP ratio, including incidents, was 16 percent, compared to 36 percent and 19 percent, respectively, for the same period ended in 2010.  The CWIP ratios remain within our expectations.  It is not unusual for our claims data to fluctuate from period to period.

Liquidity and Capital Resources
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals and APAC, pursuant to which we provide for them substantially all management and administrative services.  In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $25.8 million during 2011 without prior regulatory approval.  In furtherance of our capital management initiatives, we have received $25.7 million in dividends through March 31, 2011.   As of March 31, 2011, the holding company held cash and liquid investments of $18.4 million.

For additional information concerning our liquidity and financial resources, see Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $9.4 million for the three months ended March 31, 2011 compared to net cash used in operating activities of $15.1 million for the three months ended March 31, 2010.  The increase in net cash provided by operating activities during the three months ended March 31, 2011 is primarily due to lower loss and LAE payments combined with lower tax payments during 2011. During the three months ended March 31, 2010 we resolved two related claims against an insured from accident year 2002. The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each claim. Excluding these payments, net cash provided by operating activities for the three months ended March 31, 2010 was $4.9 million.

Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2011 compared to $23.0 million for the three months ended March 31, 2010.  The decrease in net cash provided by investing activities during 2011 is primarily the result of fewer sales of investment securities compared to 2010 and the payment of $4.4 million in contingent consideration related to the earnout agreement associated with the acquisition of Advocate, MD.

Net cash used in financing activities was $23.1 million for the three months ended March 31, 2011 compared to $8.5 million for the three months ended March 31, 2010.  The increase in net cash used in financing activities for 2011 is primarily due to higher share repurchases under our stock repurchase program.

As of March 31, 2011, we had cash and investments of $687.6 million.  Included within cash and investments were cash and cash equivalents of $47.4 million and fixed income securities, available-for-sale, with a fair value of approximately $54.8 million with scheduled maturities during the next 12 months.

We believe that our cash and investments as of March 31, 2011, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is

Form 10-Q: 33

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

dependent on market conditions, among other things.  The following table summarizes the components of our capital structure as of March 31, 2011 and December 31, 2010:

(in thousands)	As of	As of
	March 31, 2011	December 31, 2010
Long-term debt	$46,083	46,083
Shareholders' equity	$258,572	275,291
Ratio of debt to total capitalization	15.1%	14.3%

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

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent.  We have the option to redeem the senior notes and trust-preferred securities on any quarterly interest payment date, in whole or in part, without premium or penalty.  However, if we elected to redeem our long-term indebtedness, we would be required to unwind our interest rate swaps and any related gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The senior notes and trust preferred securities have stated maturities of 30 years and are due in May and October 2033.

Contractual Obligations and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; (3) employee benefit plans; and (4) contingent consideration related to the acquisition of Advocate, MD.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of March 31, 2011 that would give rise to previously undisclosed market, credit or financing risk.  No significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk.  Our market risk sensitive instruments are acquired for purposes other than trading.  There have been no material changes in our reported market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2010. The disclosures presented below provide information concerning credit risk exposures as of March 31, 2011.

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

Form 10-Q: 34

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

As of March 31, 2011, our fixed income portfolio had an overall average credit quality of Aa3, based on the lower of the available credit ratings from Moody's Investment Services (“Moody's”) or Standard & Poor's (“S&P”) for each investment security in our portfolio.  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  As of March 31, 2011, approximately 31 percent of our fixed income securities consisted of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

As of March 31, 2011 over 99 percent of our fixed income securities were rated by at least S&P or Moody's.  Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor.  In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.  The following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating:

(in thousands)	Underlying Credit Rating
	AAA - A	BBB	Below BBB	Not Rated	Total
Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$63,061	4,979	135	1,554	$69,729
Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$59,037	5,450	—	5,242	$69,729
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

As of March 31, 2011, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee:

(in thousands)	Value of Fixed-Income Securities Containing a Third-Party Guarantee
Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand-Alone Credit Rating	Total Securities Containing a Third-Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$32,680	3,422	36,102
Assured Guaranty	15,444	—	15,444
Permanent School Fund	8,259	437	8,696
American Municipal Bond Assurance Corporation	4,172	1,008	5,180
Financial Guaranty Insurance Company	3,932	221	4,153
Other guarantors	—	154	154
Total	$64,487	5,242	69,729

We do not hold any direct exposures to a financial guarantor in our investment portfolio.

Item 4.    Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934), was completed as of March 31, 2011 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC's disclosure controls and procedures were found to be effective at a reasonable assurance level.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of

Form 10-Q: 35

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

possible controls and procedures. There have been no changes in our internal control over financial reporting that occurred during 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of March 31, 2011, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and its amount can be reasonably estimated.
In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured's policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured's policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims. In October 2009, an MPL claim against one of our insureds resulted in a significant arbitration award ($35.4 million plus post-award statutory interest at the rate of 18 percent per year) against that insured. During the third quarter of 2010, the insured commenced an action against First Professionals alleging bad faith in the administration of this claim. We have evaluated this and other such exposures as of March 31, 2011, and believe our position and defenses are meritorious. However, there can be no assurance as to the outcome of such exposures.  Our primary excess of loss reinsurance program includes a level of coverage for claims in excess of policy limits and effective January 1, 2011, First Professionals, APAC and Intermed obtained additional reinsurance with respect to ECO/XPL claims as described in Note 7, Reinsurance. When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure. An award against us for extra-contractual liability or a significant award or jury verdict, or series of awards or verdicts, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.
For additional information concerning our commitments and contingencies, see our Annual Report on Form 10-K for the year ended December 31, 2010, Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 12, Commitments and Contingencies to this Form 10-Q.

Item 1A.    Risk Factors

There have been no changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Form 10-Q: 36

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the first quarter of 2011.

Stock Repurchase Plan − Under our stock repurchase program, we may repurchase shares up to the amounts available for repurchase at such times, and in such amounts, as management deems appropriate.  Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures.  For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2010, Item 8.  Financial Statements and Supplementary Data, Note 10 Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table summarizes our common stock repurchases on a trade date basis for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month (1)
January 2011
Repurchase programs (1)	198,000	$36.93	198,000	563,270
Employee transactions (2)	6,953	$36.70	—	—

February 2011
Repurchase programs (1)	185,700	$36.29	185,700	377,570
Employee transactions (2)	—	$—	—	—

March 2011
Repurchase programs (1)	228,800	$37.04	228,800	148,770
Employee transactions (2)	19,401	$35.65	—	—

Total	638,854	$36.74	612,500	148,770
______

(1)
Our Board of Directors authorized our share repurchase program in July 2006.  This program authorizes us to repurchase shares through open-market transactions, or in block transactions, or private transactions, pursuant to Rule 10b5-1 trading plans, or otherwise.  This program was amended on April 1, 2011 to increase the repurchase authorization by an additional 500,000 shares and expires on March 31, 2012.

(2)
Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the quarter and the exercise cost of stock options.

Item 3.    Defaults Upon Senior Securities — Not applicable

Item 4.    [Removed and Reserved]

Item 5.    Other Information

All matters requiring a Form 8-K filing have been so filed as of the date of this filing.  There have been no material changes to the procedures by which security holders recommend nominees to the board of directors.

Form 10-Q: 37

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

May 4, 2011	FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 38

Exhibit Index to Form 10-Q
For the Quarter Ended March 31, 2011

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