Form 10-Q
period 2011-06-30
FPIC INSURANCE GROUP INC
filed 2011-08-03
CIK 1010247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

•
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

•
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

•	Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer *    Accelerated Filer ☑    Non-accelerated Filer *

•	Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

•	As of July 29, 2011, there were 8,397,934 shares of the Registrant's common stock, $.10 par value, outstanding.

FPIC Insurance Group, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2011

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

FPIC Insurance Group, Inc.
Consolidated Statements of Financial Position (unaudited)

(in thousands, except shares authorized, issued and outstanding)	As of June 30, 2011	As of December 31, 2010
Assets
Investments:
Fixed income securities, available-for-sale, at fair value	$618,930	627,237
Equity securities, available-for-sale, at fair value	3,357	11,930
Real estate investments	4,237	4,678
Other invested assets	4,727	4,516
Total investments (Note 4)	631,251	648,361

Cash and cash equivalents	72,889	58,726
Premiums receivable (net of an allowance of $300 as of June 30, 2011 and December 31, 2010)	52,932	56,527
Accrued investment income	6,192	6,782
Reinsurance recoverable on paid losses	952	4,042
Due from reinsurers on unpaid losses and advance premiums	136,345	134,223
Ceded unearned premiums	11,394	12,181
Deferred policy acquisition costs	8,636	8,963
Deferred income taxes	17,508	21,792
Goodwill and intangible assets	26,761	27,220
Other assets	6,811	7,446
Total assets	$971,671	986,263

Liabilities and Shareholders' Equity
Policy liabilities and accruals:
Losses and loss adjustment expenses	$523,088	520,546
Unearned premiums	94,890	100,555
Reinsurance payable	2,088	1,636
Paid in advance and unprocessed premiums	6,656	7,993
Total policy liabilities and accruals	626,722	630,730

Long-term debt	46,083	46,083
Other liabilities	31,894	34,159
Total liabilities	704,699	710,972

Commitments and contingencies (Note 12)

Preferred stock, $0.10 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 50,000,000 shares authorized; 8,397,934 and 8,926,692 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	840	893
Additional paid-in capital	—	—
Retained earnings	252,361	262,068
Accumulated other comprehensive income, net	13,771	12,330
Total shareholders' equity	266,972	275,291
Total liabilities and shareholders' equity	$971,671	986,263

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 3

FPIC Insurance Group, Inc.
Consolidated Statements of Income (unaudited)

(in thousands, except basic and diluted earnings per common share)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues
Net premiums earned	$39,674	41,843	$80,060	83,779
Net investment income	5,485	6,253	11,129	12,840
Net realized investment gains	2,666	830	3,416	1,180
Other income	138	409	278	530
Total revenues	47,963	49,335	94,883	98,329

Expenses
Net losses and loss adjustment expenses	23,539	25,092	47,668	50,519
Other underwriting expenses	12,268	12,218	24,592	23,942
Interest expense on debt	901	901	1,792	1,792
Other expenses	1,208	103	1,311	306
Total expenses	37,916	38,314	75,363	76,559

Income before income taxes	10,047	11,021	19,520	21,770
Less: Income tax expense	3,578	3,530	6,717	7,064
Net income	$6,469	7,491	$12,803	14,706

Earnings per common share:
Basic earnings per common share	$0.78	0.77	$1.52	1.49
Diluted earnings per common share	$0.76	0.76	$1.48	1.46

Weighted-average common shares outstanding:
Basic weighted-average common shares outstanding	8,299	9,710	8,448	9,842
Diluted weighted-average common shares outstanding	8,495	9,902	8,658	10,041

Net realized investment gains:
Net realized investment gains before credit related impairments	$2,666	830	$3,416	1,443

Total other-than-temporary impairments on investments	—	—	—	(766)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	—	503
Credit related impairments included in net realized investment gains	—	—	—	(263)
Net realized investment gains	$2,666	830	$3,416	1,180

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 4

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Comprehensive Income	Total
Balances at December 31, 2010	8,926,692	$893	—	262,068	12,330		$275,291

Net income	—	—	—	12,803	—	$12,803	12,803
Other comprehensive income, net of tax:
Net unrealized gain on invested assets, net of tax	—	—	—	—	1,135	1,135	1,135
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	221	221	221
Net gain on pension plan, net of tax	—	—	—	—	85	85	85
Other comprehensive income						1,441
Comprehensive income						$14,244

Issuance of restricted stock	72,926	7	(7)	—	—		—
Issuance of common shares	112,500	11	1,295	—	—		1,306
Repurchase of common shares	(714,184)	(71)	(3,818)	(22,510)	—		(26,399)
Share-based compensation	—	—	1,442	—	—		1,442
Income tax reductions relating to exercise of stock options	—	—	1,088	—	—		1,088
Balances at June 30, 2011	8,397,934	$840	—	252,361	13,771		$266,972

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 5

FPIC Insurance Group, Inc.
Consolidated Statements of Shareholders' Equity (unaudited), continued

		(in thousands)
	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Comprehensive Income	Total
Balances at December 31, 2009	10,142,613	$1,014	—	270,118	8,655		$279,787

Net income		—	—	14,706	—	$14,706	14,706
Other comprehensive income, net of tax:
Net unrealized gain on invested assets, net of tax		—	—	—	6,148	6,148	6,148
Net unrealized loss on investments with other-than-temporary impairments, net of tax		—	—	—	(309)	(309)	(309)
Unrealized loss on derivative financial instruments, net of tax		—	—	—	(518)	(518)	(518)
Net gain on pension plan, net of tax		—	—	—	63	63	63
Other comprehensive income						5,384
Comprehensive income						$20,090

Issuance of restricted stock	87,781	9	(9)	—	—		—
Issuance of common shares	77,250	8	869	—	—		877
Repurchase of common shares	(708,723)	(71)	(2,536)	(16,156)	—		(18,763)
Share-based compensation		—	1,269	—	—		1,269
Income tax reductions relating to exercise of stock options		—	407	—	—		407
Balances at June 30, 2010	9,598,921	$960	—	268,668	14,039		$283,667

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q: 6

FPIC Insurance Group, Inc.
Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)	For the six months ended June 30,
	2011	2010
Operating Activities
Net cash provided by (used in) operating activities	$20,352	(7,950)

Investing Activities
Proceeds from sales of fixed income securities, available-for-sale	49,843	78,529
Proceeds from sales of equity securities, available-for-sale	9,260	499
Proceeds from sales of other invested assets	302	393
Proceeds from maturities of fixed income securities, available-for-sale	34,504	34,353
Proceeds from maturities of short-term investments	—	2,275
Purchases of fixed income securities, available-for-sale	(71,093)	(80,204)
Purchases of subsidiary's net assets and stock (contingent consideration payment)	(4,375)	—
Purchases of other invested assets	(242)	(380)
Purchases of property and equipment	(383)	(100)
Net cash provided by investing activities	17,816	35,365

Financing Activities
Issuance of common stock	1,306	877
Repurchase of common stock	(26,399)	(18,763)
Excess tax benefits from share-based compensation	1,088	473
Net cash used in financing activities	(24,005)	(17,413)

Net increase in cash and cash equivalents	14,163	10,002
Cash and cash equivalents at beginning of year	58,726	58,626
Cash and cash equivalents at end of period	$72,889	68,628

Supplemental disclosure of cash flow information:
Interest paid on debt	$1,795	1,798
Federal income taxes paid	$1,500	2,100

Supplemental disclosure of non cash investing and financing activities:
Issuance of restricted stock	$3,569	2,954
Share-based compensation	$1,442	1,269

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The statement of financial position as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by US GAAP.  All significant intercompany transactions have been eliminated.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2010, which includes information necessary for understanding our business and financial statement presentations.  In particular, our significant accounting policies are presented in Note 2, Significant Accounting Policies, to the consolidated financial statements included in that report.

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

Pending Merger
On May 24, 2011, FPIC and The Doctors Company, a California domiciled reciprocal inter-insurance exchange (“TDC"), and Fountain Acquisition Corp., a Florida corporation and a wholly owned subsidiary of TDC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into FPIC (the “Merger”), with FPIC surviving the Merger as the surviving corporation and a wholly owned subsidiary of TDC.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of FPIC’s common stock, par value $0.10 per share (the “FPIC Common Stock”), will be converted into the right to receive $42.00 in cash (the “Merger Consideration”). In addition, each unexercised outstanding option (“FPIC Option”) immediately prior to the effective time of the Merger, other than those issued under FPIC's Employee Stock Purchase Plan (the “ESPP”), will be cancelled in consideration of a cash payment equal to the product of (i) the total number of shares of FPIC Common Stock previously subject to such FPIC Option and (ii) the excess, if any, of the Merger Consideration over the exercise price per share of FPIC Common Stock previously subject to such FPIC Option. Each option issued under the ESPP will be cancelled in consideration of a cash payment equal to (x) the Merger Consideration, multiplied by (y) 2011 payroll deductions under the ESPP, divided by (z) $30.71. Restricted shares will be converted into the Merger Consideration at the effective time of the Merger and unpaid performance units will be cancelled at the effective time of the Merger in consideration of a cash payment equal to the applicable payout percentage (determined as set forth in the Merger Agreement), multiplied by the Merger Consideration.

The Merger was unanimously approved by the Board of Governors of TDC and the respective Boards of Directors of Merger Sub and FPIC, and is conditioned, among other things, on: (i) the approval of the holders of a majority of the outstanding shares of FPIC Common Stock; (ii) the absence of certain legal impediments to the consummation of the Merger; and (iii) the receipt of certain regulatory approvals regarding the transactions contemplated by the Merger Agreement, including approval by state insurance regulatory authorities in Texas, Missouri and Florida. No TDC stakeholder approval is necessary for, nor is there any financing condition to, consummation of the transactions contemplated by the Merger Agreement.

The Merger is expected to close by the fourth quarter of 2011, subject to the closing conditions described above and contained in the Merger Agreement. For additional information regarding the proposed Merger, see our Definitive Proxy Statement filed with the SEC on July 18, 2011.

Form 10-Q: 8

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the Presentation of Comprehensive Income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
In May 2011, the FASB issued guidance on fair value measurements, namely Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements on fair value measurements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The U.S. guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
In December 2010, the FASB issued guidance on Business Combinations (Topic 805): Disclosure of Supplementary ProForma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force. This guidance addresses diversity in practice about the interpretation of the proforma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose proforma information for business combinations that occurred in the current reporting period. The disclosures include proforma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the proforma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination that are included in the reported proforma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.
In December 2010, the FASB issued guidance on Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this guidance is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. As a result, current US GAAP will be improved by eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. The new guidance is effective for annual and interim periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.
In October 2010, the FASB issued guidance on Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance addresses diversity in practice regarding the interpretation of which costs relating to the

Form 10-Q: 9

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

acquisition of new or renewal insurance contracts qualify for deferral. In accordance with the new guidance, the only costs that qualify for deferral are those incremental direct costs associated with acquiring insurance contracts and certain direct costs related to acquisition activities, such as underwriting, policy issuance and processing, medical and inspection related costs and sales force contract expenses. All other acquisition-related costs, including costs incurred in soliciting potential contracts, marketing, unsuccessful acquisition or renewal efforts and product development costs, should be expensed as incurred. The new guidance will be effective for annual and interim periods beginning after December 15, 2011. FPIC's accounting policy on deferred policy acquisition costs has been to only include commissions and premium taxes that vary with and are directly related to the production of new and renewal insurance business. As such, the adoption of the new guidance by the FASB is not expected to have an impact on our consolidated financial statements.
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

•
States, municipalities and political subdivisions include securities issued by state and local governments. General obligation bonds are backed by the full faith and credit of the issuing entity (e.g., government authority) and revenue bonds are backed by a specific revenue stream.  Lease revenue bonds are backed by specific lease arrangements, where the principal and interest are generally paid from annual appropriations from the government entity that benefits from the facility (e.g., school, prison facility).  Pre-refunded bonds are backed by Treasuries and/or Agencies.  These 'sub'-sectors (e.g., general obligation, revenue, lease, pre-refunded) can be taxable or tax-advantaged. These securities are diversified throughout the U.S, have an average credit quality of Aa2 and represent approximately 28 percent of our fixed income securities.

•
Corporate securities include securities issued by various corporate entities across different industries.  Both investment grade and non-investment grade securities are included within this category.  The average credit quality of investment grade corporate securities is A2 and these securities represent approximately 33 percent of our fixed income securities.  The average credit quality of non-investment grade corporate securities is Ba2 and these securities represent approximately 3 percent of our fixed income securities.

•
Residential mortgage-backed securities include structured securities that are issued based on underlying residential mortgages.  Within this category are bonds that are agency and non-agency related.  Agency related bonds have an average credit quality of Aaa and represent approximately 13 percent of our fixed income securities.  Non-agency related bonds have an average credit quality of Ba2 and represent approximately 1 percent of our fixed income securities.

•
Commercial mortgage-backed securities include structured securities issued based on underlying commercial mortgages (such as on hotels, malls, or offices) and are from the vintage years 2002 and 2005 through 2008.  The securities have an average credit quality of Aa3 and represent approximately 7 percent of our fixed income securities.

•
Asset-backed securities include structured securities issued based on underlying assets, primarily automobile loans, credit cards, and home equity lines of credit.  These securities have an average credit quality of Aaa and represent approximately 6 percent of our fixed income securities.

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

Contingent consideration

•
The acquisition of Advocate, MD Financial Group, Inc. ("Advocate, MD") includes a contingent consideration arrangement that provides for additional consideration to be paid by the Company for Advocate, MD based on its attainment of targets with respect to direct written premiums, combined ratio and underwriting profits over a two-year period from the acquisition date.  Up to forty percent of the contingent consideration is payable based on the first year of performance, with any remaining amount payable following the second year of performance.  During the first quarter of 2011, we made a payment of $4.4 million related to Advocate, MD's first year of performance under the agreement. The ultimate, undiscounted, maximum amount we could pay under the contingent consideration agreement over the two year period is approximately $12.0 million.  Our measure of the estimated fair value of the contingent consideration is based on significant inputs not observable in the marketplace and is classified as a Level 3 fair value measurement based on accounting guidance.  We recognize a liability for the estimated fair value of acquisition-related contingent consideration using a cash flow model adjusted quarterly for probability weighted targets to be achieved over the earn-out period. Changes in the calculation of our liability for contingent consideration are reflected as income or expense in the period the change is made.

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

Form 10-Q: 12

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables present disclosures about fair value measurements as of June 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis.  For additional information regarding our fair value measurements see Note 4, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	As of June 30, 2011
	Fair Value Measurements Using:			(1) Netting Adjustments	Assets / Liabilities at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income securities, available-for-sale
U.S. Treasuries	$—	51,417	—	—	51,417
States, municipalities and political subdivisions	—	175,636	—	—	175,636
Corporate debt securities	—	220,062	—	—	220,062
Residential mortgage-backed securities	—	81,510	—	—	81,510
Commercial mortgage-backed securities	—	42,154	—	—	42,154
Asset-backed securities	—	38,977	—	—	38,977
Foreign government securities	—	9,174	—	—	9,174
Total fixed income securities, available-for-sale	$—	618,930	—	—	618,930

Equity securities, available-for-sale
Common equity securities	$1,910	—	—	—	1,910
Preferred equity securities	861	586	—	—	1,447
Total equity securities, available-for-sale	$2,771	586	—	—	3,357

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,571	—	—	—	3,571
Limited partnership	—	—	73	—	73
Total other invested assets	$3,571	—	73	—	3,644

Total	$6,342	619,516	73	—	625,931

Liabilities
Derivative financial instruments	$—	2,859	—	(2,500)	359
Contingent consideration	—	—	5,165	—	5,165
Total	$—	2,859	5,165	(2,500)	5,524

______

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

Form 10-Q: 13

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	As of December 31, 2010
	Fair Value Measurements Using:			(1) Netting Adjustments	Assets / Liabilities at Fair Value
	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income securities, available-for-sale
U.S. Treasuries	$—	43,323	—	—	43,323
States, municipalities and political subdivisions	—	201,507	—	—	201,507
Corporate debt securities	—	218,904	—	—	218,904
Residential mortgage-backed securities	—	90,813	—	—	90,813
Commercial mortgage-backed securities	—	39,796	—	—	39,796
Asset-backed securities	—	24,764	—	—	24,764
Foreign government securities	—	8,130	—	—	8,130
Total fixed income securities, available-for-sale	$—	627,237	—	—	627,237

Equity securities, available-for-sale
Common equity securities	$10,544	—	—	—	10,544
Preferred equity securities	817	569	—	—	1,386
Total equity securities, available-for-sale	$11,361	569	—	—	11,930

Other invested assets
Deferred compensation plan assets held in rabbi trust	$3,361	—	—	—	3,361
Limited partnership	—	—	72	—	72
Total other invested assets	$3,361	—	72	—	3,433

Total	$14,722	627,806	72	—	642,600

Liabilities
Derivative financial instruments	$—	3,219	—	(2,400)	819
Contingent consideration	—	—	9,540	—	9,540
Total	$—	3,219	9,540	(2,400)	10,359

______

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow FPIC to settle the position and also cash collateral held or placed with the same counter parties.

We had no transfers into or out of Level 1 and Level 2 fair value measurements during the three months and six months ended June 30, 2011 and 2010.

Form 10-Q: 14

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table presents disclosures about fair value measurements using significant unobservable inputs (Level 3) and summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings and other comprehensive income for Level 3 assets or liabilities during the three months and six months ended June 30, 2011 and 2010.

(in thousands)	For the three months ended		For the three months ended
	June 30, 2011		June 30, 2010
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Beginning balance	$73	(5,165)	$75	(7,008)
Total gains (losses) (realized and unrealized)
Included in net income	—	—	(3)	290
Included in other comprehensive income	—	—	3	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers into / or out of Level 3	—	—	—	—
Ending balance	$73	(5,165)	$75	(6,718)

(in thousands)	For the six months ended		For the six months ended
	June 30, 2011		June 30, 2010
	Other Invested Assets	Contingent Consideration	Other Invested Assets	Contingent Consideration
Beginning balance	$72	(9,540)	$77	(7,008)
Total gains (losses) (realized and unrealized)
Included in net income	—	—	(10)	290
Included in other comprehensive income	1	—	8	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	4,375	—	—
Transfers into / or out of Level 3	—	—	—	—
Ending balance	$73	(5,165)	$75	(6,718)

Form 10-Q: 15

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

3.	Fair Value of Financial Instruments

The carrying value and fair value of financial instruments as of June 30, 2011 and December 31, 2010 are presented in the following table.  For additional information regarding the fair value of financial instruments see Note 5, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$72,889	72,889	$58,726	58,726
Other invested assets
Deferred compensation plan assets held in rabbi trust	3,571	3,571	3,361	3,361
Limited partnership	73	73	72	72
Other assets	1,083	1,083	1,083	1,083
Total other invested assets	4,727	4,727	4,516	4,516
Total financial assets	$77,616	77,616	$63,242	63,242

Financial liabilities:
Long-term debt	$46,083	51,812	$46,083	51,369
Derivative financial instruments	2,859	2,859	3,219	3,219
Total financial liabilities	$48,942	54,671	$49,302	54,588

4.	Investments

The amortized cost and estimated fair value of our investments are presented in the following tables.  For additional information regarding our investments see Note 6, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	As of June 30, 2011
	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities, available-for-sale
U.S. Treasuries	$50,034	1,394	11	51,417
States, municipalities and political subdivisions	167,868	7,866	98	175,636
Corporate debt securities	208,990	11,601	529	220,062
Residential mortgage-backed securities	79,538	2,624	652	81,510
Commercial mortgage-backed securities	38,745	3,619	210	42,154
Asset-backed securities	38,296	685	4	38,977
Foreign government securities	9,046	163	35	9,174
Equity securities, available-for-sale	2,655	702	—	3,357
Other invested assets	4,741	—	14	4,727
Total fixed income and equity securities, available-for-sale, and other invested assets	$599,913	28,654	1,553	627,014

Form 10-Q: 16

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	As of December 31, 2010
	Amortized Cost of Investments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities, available-for-sale
U.S. Treasuries	$42,274	1,141	92	43,323
States, municipalities and political subdivisions	195,416	6,298	207	201,507
Corporate debt securities	208,250	11,532	878	218,904
Residential mortgage-backed securities	89,143	2,446	776	90,813
Commercial mortgage-backed securities	36,899	3,023	126	39,796
Asset-backed securities	24,069	712	17	24,764
Foreign government securities	8,157	80	107	8,130
Equity securities, available-for-sale	9,605	2,328	3	11,930
Other invested assets	4,535	—	19	4,516
Total fixed income and equity securities, available-for-sale, and other invested assets	$618,348	27,560	2,225	643,683

The following tables summarize, for all investments in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position.

(in thousands)	As of June 30, 2011
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale
U.S. Treasury securities	$3,516	11	3,516	11	—	—
States, municipalities and political subdivisions	1,831	98	1,831	98	—	—
Corporate debt securities	27,057	529	27,057	529	—	—
Residential mortgage-backed securities	17,472	652	12,907	392	4,565	260
Commercial mortgage-backed securities	3,867	210	2,547	25	1,320	185
Asset-backed securities	2,247	4	2,216	3	31	1
Foreign government securities	4,590	35	4,590	35	—	—
Equity securities, available-for-sale	—	—	—	—	—	—
Other invested assets	73	14	—	—	73	14
Total fixed income and equity securities, available-for-sale, and other invested assets	$60,653	1,553	54,664	1,093	5,989	460

Form 10-Q: 17

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

(in thousands)	As of December 31, 2010
	Total		Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities, available-for-sale
U.S. Treasury securities	$13,140	92	13,140	92	—	—
States, municipalities and political subdivisions	13,171	207	12,707	203	464	4
Corporate debt securities	39,377	878	38,877	856	500	22
Residential mortgage-backed securities	25,267	776	20,367	461	4,900	315
Commercial mortgage-backed securities	2,454	126	1,067	8	1,387	118
Asset-backed securities	1,991	17	1,965	8	26	9
Foreign government securities	3,629	107	3,629	107	—	—
Equity securities, available-for-sale	6	3	6	3	—	—
Other invested assets	72	19	—	—	72	19
Total fixed income and equity securities, available-for-sale, and other invested assets	$99,107	2,225	91,758	1,738	7,349	487

The number of securities with gross unrealized gains and losses is presented in the table below.  Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
As of	Less than twelve months	Twelve months or more	Gross Unrealized Gains
June 30, 2011	81	16	647
December 31, 2010	107	20	623

The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months is presented in the table below.  Gross unrealized losses are further segregated by the percentage of amortized cost.

	As of June 30, 2011
Gross Unrealized Losses	Number of Securities	Fair Value (in thousands)	Gross Unrealized Losses (in thousands)
Less than 15%	15	$5,916	$(446)
Equal to or greater than 15%	1	73	(14)
	16	$5,989	$(460)

Form 10-Q: 18

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table sets forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2011.

(in thousands)			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5 percent	5 percent to 15 percent	Greater than 15 percent
Less than twelve months	$54,664	(1,093)	(588)	(372)	(133)
Twelve months or more	5,989	(460)	(24)	(422)	(14)
Total	$60,653	(1,553)	(612)	(794)	(147)

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

There were no impairment charges for OTTI securities for the three months ended June 30, 2011 and 2010 or for the six months ended June 30, 2011. We believe the securities having unrealized losses as of June 30, 2011 are not other-than-temporarily impaired.  We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis. The number and amount of securities for which we have recorded OTTI charges for the six months ended June 30, 2010 are presented in the following table.

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

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Realized investment gains (losses)
Realized investment gains and losses are determined on the basis of specific identification.  The components of net realized gains (losses) on investments are as follows:

(in thousands)	For the three months ended June 30, 2011
	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$313	2,310	43	2,666
Gross realized losses	—	—	—	—
Credit related impairment losses	—	—	—	—
Net realized investment gains	$313	2,310	43	2,666

Proceeds from sales or maturities	$32,304	9,260	175	41,739

(in thousands)	For the three months ended June 30, 2010
	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$839	—	—	839
Gross realized losses	(3)	—	(6)	(9)
Credit related impairment losses	—	—	—	—
Net realized investment gains	$836	—	(6)	830

Proceeds from sales or maturities	$47,987	—	—	47,987

(in thousands)	For the six months ended June 30, 2011
	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$1,093	2,310	100	3,503
Gross realized losses	(87)	—	—	(87)
Credit related impairment losses	—	—	—	—
Net realized investment gains	$1,006	2,310	100	3,416

Proceeds from sales or maturities	$84,347	9,260	302	93,909

(in thousands)	For the six months ended June 30, 2010
	Fixed income securities, available-for-sale	Equity securities, available-for-sale	Other invested assets	Total
Gross realized gains	$1,379	87	41	1,507
Gross realized losses	(58)	—	(6)	(64)
Credit related impairment losses	(263)	—	—	(263)
Net realized investment gains	$1,058	87	35	1,180

Proceeds from sales or maturities	$115,157	499	393	116,049

Form 10-Q: 20

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

Net investment income
The major categories of investment income follow:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Fixed income securities, available-for-sale	$5,912	6,680	$11,967	13,727
Equity securities, available-for-sale	24	90	122	160
Other invested assets	106	183	219	281
Cash and cash equivalents	38	10	44	18
Total investment income	6,080	6,963	12,352	14,186
Less: Investment expense	(595)	(710)	(1,223)	(1,346)
Net investment income	$5,485	6,253	$11,129	12,840

Contractual maturities
The amortized cost and estimated fair value of fixed income securities, available-for-sale by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay these obligations with or without call or prepayment penalties.

(in thousands)	As of June 30, 2011		As of December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$52,762	53,485	$62,186	63,039
Due after one year through five years	189,438	196,283	183,814	190,597
Due after five years through ten years	151,581	162,568	159,988	168,520
Due after ten years	42,157	43,953	48,109	49,708
	435,938	456,289	454,097	471,864
Mortgage-backed and asset-backed securities	156,579	162,641	150,111	155,373
Total fixed income securities, available-for-sale	$592,517	618,930	$604,208	627,237

5.	Goodwill and Intangible Assets

A rollforward of goodwill for the period ended June 30, 2011 and December 31, 2010 is presented in the following table:

(in thousands)	June 30, 2011	December 31, 2010
Goodwill, Beginning	$20,977	$21,039
Reductions: True up of Advocate, MD's final 2009 tax return	—	(62)
Goodwill, Ending	$20,977	$20,977

Form 10-Q: 21

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of June 30, 2011 and December 31, 2010, identifiable intangibles consisted of the following:

(in thousands)		June 30, 2011
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	818	252	1,553
Customer relationships	10	4,128	677	207	3,451
		$7,279	1,495	459	5,784

(in thousands)		December 31, 2010
	Projected Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Net Carrying Amount
State licenses	Indefinite	$250	—	—	250
Trade name - Advocate, MD	Indefinite	530	—	—	530
Non-competes	4.7	2,371	566	506	1,805
Customer relationships	10	4,128	470	412	3,658
		$7,279	1,036	918	6,243

Estimated aggregate amortization expense for the remainder of 2011 and each of the next four years is presented in the following table:

(in thousands)	Other underwriting expenses	Other expenses	Total
Remaining 2011	$252	206	458
2012	504	413	917
2013	504	413	917
2014	293	413	706
2015	—	413	413
Total	$1,553	1,858	3,411

6.	Liability for Losses and LAE

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

As a result of the continuation of favorable overall claim results as compared to our previous estimates, we recognized favorable net loss development related to previously established reserves of $5.0 million and $10.0 million for the three months and six months ended June 30, 2011, respectively, compared to $5.0 million and $9.0 million for the three months and six months ended June 30, 2010, respectively. The favorable development for the three months and six months ended June 30, 2011 reflects lower estimates of incident to claim development, payment frequency and/or payment severity for the 2005 through 2009 accident years.

Form 10-Q: 22

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

7.	Reinsurance

The effects of reinsurance on premiums written, premiums earned, and losses and LAE incurred are presented in the following table.  For additional information regarding our reinsurance programs see Note 9, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	For the three months ended June 30,
	2011		2010
	Written	Earned	Written	Earned
Direct and assumed	$41,318	46,796	43,246	48,542
Ceded	(6,378)	(7,122)	(5,633)	(6,699)
Net	$34,940	39,674	37,613	41,843

(in thousands)	For the six months ended June 30,
	2011		2010
	Written	Earned	Written	Earned
Direct and assumed	$88,393	94,058	92,363	96,915
Ceded	(13,210)	(13,998)	(12,503)	(13,136)
Net	$75,183	80,060	79,860	83,779

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Losses and LAE	$26,959	28,846	53,416	57,701
Reinsurance recoveries	(3,420)	(3,754)	(5,748)	(7,182)
Net losses and LAE	$23,539	25,092	47,668	50,519

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
We purchase reinsurance from a number of companies to mitigate concentrations of credit risk and utilize our reinsurance broker to assist us in the analysis of the credit quality of our reinsurers.  We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers.  However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.  As of June 30, 2011 and December 31, 2010, our receivable from reinsurers, net of amounts due, was $146.6 million and $148.8 million, respectively.  We have not experienced any difficulty in collecting amounts due from reinsurers related to the financial condition of a reinsurer.  Should future events lead us to believe that any reinsurer is unable to meet its obligations, adjustments to the amounts recoverable would be reflected in the results of current operations.

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

We consider our interest rate swaps to be a Level 2 measurement under the fair value measurement hierarchy, as their fair value is largely based on observable inputs over the life of the swaps in a liquid market.  The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt.  The floating and fixed rate cash flows are then discounted to the valuation date by using the three month LIBOR at the date of the valuation.  The valuation of the interest rate swap can be sensitive to changes in current and future three month LIBOR rates, which can have a material impact on the fair value of the derivatives.  However, as these swaps are used to manage our cash outflows, these changes will not materially impact our liquidity and capital resources.  Furthermore, since the interest rate swaps are deemed as effective hedging instruments, these changes do not impact income from operations.

Interest rate risk.  We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage this risk, we have entered into interest rate swaps that convert the debt's variable rate debt to fixed rate debt.  As of June 30, 2011, we had long-term debt obligations of $46.1 million, comprised of $10.0 million in senior notes and $36.1 million in junior subordinated debentures.  Our long-term debt obligations are uncollateralized and bear floating interest at rates equal to the three-month LIBOR plus an interest rate spread.  Our floating interest rates are adjusted quarterly.  We are required during the swap terms to make certain fixed rate payments to the counterparty calculated on the notional amount in exchange for receiving floating payments based on the three-month LIBOR for the same amount.  The notional amounts on the contracts are not exchanged.  The net effect of this accounting on our operating results is that interest expense on our floating rate indebtedness is recorded based on fixed interest rates.

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

The terms of our derivative agreements require that we furnish collateral in the event that mark-to-market calculations result in settlement obligations owed by us to the counterparties in excess of $0.8 million.  No other cash payments are made unless the swaps are terminated prior to maturity, in which case the amount paid or received at settlement is established by agreement at the time of termination, and usually represents the net present value, at current interest rates, of the remaining obligations to exchange payments under the terms of the contracts.  In accordance with the accounting guidance for offsetting of receivables and payables and as allowed under our master netting arrangement with our counterparty, we have offset the fair value amounts recognized in the statement of financial position for our derivative instruments against the fair value amounts recognized for our right to reclaim cash collateral (a receivable).  As of June 30, 2011 and December 31, 2010, the cash collateral paid to our counterparty was $2.5 million and $2.4 million, respectively.

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

Form 10-Q: 24

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The fair value of our derivative instruments has been recorded as follows:

Cash flow hedges designated as effective hedging instruments:

(in thousands)	Notional	Balance Sheet	June 30, 2011	Receive	Pay	Effective	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Pay Rate (2)	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(334)	0.25%	3.94%	8.14%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,135)	0.26%	4.04%	8.14%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,265)	0.27%	4.12%	7.97%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(125)	0.25%	2.74%	6.94%	11/23/2011
			$(2,859)

(in thousands)	Notional	Balance Sheet	December 31, 2010	Receive	Pay	Effective	Maturity
Instrument	Amount	Location	Fair Value	Rate (1)	Rate	Pay Rate (2)	Date
Interest Rate Swap - A	$5,000	Other Liabilities	$(377)	0.30%	3.94%	8.14%	5/23/2013
Interest Rate Swap - B	$15,000	Other Liabilities	(1,246)	0.29%	4.04%	8.14%	8/15/2013
Interest Rate Swap - C	$15,000	Other Liabilities	(1,359)	0.29%	4.12%	7.97%	10/29/2013
Interest Rate Swap - D	$10,000	Other Liabilities	(237)	0.30%	2.74%	6.94%	11/23/2011
			$(3,219)
______

(1)	Based on the three month LIBOR.

(2)
Represents the actual effective rate paid on our outstanding debt, which includes spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.12 percent to 4.45 percent as of June 30, 2011).

The effect of derivative instruments on the Consolidated Statement of Income was as follows:

Derivatives in cash flow hedging relationships:

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)

	For the three months ended June 30,			For the three months ended June 30,
	2011	2010		2011	2010
Interest Rate Swap - A	$(2)	(56)	Interest expense	$(46)	(45)
Interest Rate Swap - B	(35)	(204)	Interest expense	(142)	(139)
Interest Rate Swap - C	(59)	(238)	Interest expense	(146)	(145)
Interest Rate Swap - D	54	28	Interest expense	(62)	(60)
	$(42)	(470)		$(396)	(389)

Form 10-Q: 25

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Amount of gain (loss) recognized in other comprehensive income on the derivative		Location of gain (loss) reclassified from accumulated other comprehensive income into net income	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income

Instrument	(Effective portion - in thousands)		(Effective portion)	(Effective portion - in thousands)

	For the six months ended June 30,			For the six months ended June 30,
	2011	2010		2011	2010
Interest Rate Swap - A	$43	(101)	Interest expense	$(92)	(91)
Interest Rate Swap - B	111	(348)	Interest expense	(282)	(281)
Interest Rate Swap - C	95	(390)	Interest expense	(289)	(290)
Interest Rate Swap - D	111	(4)	Interest expense	(123)	(122)
	$360	(843)		$(786)	(784)

There was no ineffectiveness recognized in net income for our derivative instruments during the three months and six months ended June 30, 2011 and 2010.

9.	Earnings per Common Share

Data with respect to our basic and diluted earnings per common share are shown below.

(in thousands, except basic and diluted earnings per common share)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income	$6,469	$7,491	$12,803	$14,706

Basic earnings per common share	$0.78	$0.77	$1.52	$1.49
Diluted earnings per common share	$0.76	$0.76	$1.48	$1.46

Basic weighted-average shares outstanding	8,299	9,710	8,448	9,842
Common stock equivalents	196	192	210	199
Diluted weighted-average shares outstanding	8,495	9,902	8,658	10,041

10.	Share-based Compensation Plans

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

	As of June 30, 2011	As of December 31, 2010
The Omnibus Plan	732,755	711,099
The Director Plan	362,702	376,202
The ESPP	98,950	98,950
Shares authorized for future awards	1,194,407	1,186,251

Form 10-Q: 26

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table presents the status of, and changes in, stock options.  No stock options have been granted since 2007.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	410,378	$18.62
Granted	—	—
Exercised	(112,500)	11.61
Forfeited	—	—
Outstanding, June 30, 2011	297,878	$21.26	4.11	$6,081

Exercisable at June 30, 2011	297,878	$21.26	4.11	$6,081

	Options Outstanding				Options Exercisable
Range of Prices per Share	Vested Number of Shares	Non-vested Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$ 0.00 - 10.99	26,251	—	$7.75	1.30	26,251	$7.75
$ 11.00 - 23.99	149,575	—	19.57	3.43	149,575	19.57
$ 24.00 - 40.99	122,052	—	26.25	5.53	122,052	26.25
	297,878	—	$21.26	4.11	297,878	$21.26

The following table presents the status of, and changes in, restricted stock, including performance awards, as of June 30, 2011.

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Total Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	222,821	$29.30
Granted	18,903	37.49
Vested	(97,208)	27.56
Forfeited	(74)	27.65
Outstanding, June 30, 2011	144,442	$31.55	0.78	$6,020

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

As of June 30, 2011, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our various plans, which is expected to be recognized over a weighted-average period of approximately 0.8 years.  The compensation cost related to our share-based awards that was charged to other underwriting expense was $0.9 million and $1.4 million for the three months and six months ended June 30, 2011,

Form 10-Q: 27

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

respectively, compared to $0.6 million and $1.3 million for the three months and six months ended June 30, 2010, respectively.

11.	Employee Benefit Plans

The components of the actuarially computed net periodic pension cost, including the amounts recognized in other comprehensive income, for our benefit plans are summarized in the table below.  For a description of our employee benefit plans, see Note 16 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net Periodic Benefit Cost:
Service cost	$159	142	318	284
Interest cost	183	165	365	330
Expected return on plan assets	(115)	(108)	(230)	(216)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	68	51	136	102
Net periodic benefit cost	296	251	591	502

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain (loss)	(68)	(51)	(136)	(102)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Total recognized in other comprehensive income (loss)	(69)	(52)	(138)	(104)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$227	199	453	398

We contributed $0.06 million and $0.9 million to our employee benefit plans during the three months and six months ended June 30, 2011, respectively, compared to $0.1 million and $1.2 million for the three months and six months ended June 30, 2010, respectively.  We currently anticipate contributing an additional $0.2 million to these plans during the remainder of 2011 for total contributions of $1.1 million.

12.	Commitments and Contingencies

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of June 30, 2011, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and its amount can be reasonably estimated.

On June 29, 2011, FPIC, FPIC's Board of Directors, TDC and a subsidiary of TDC were named in a putative stockholder class action complaint filed in the Circuit Court of the Fourth Judicial Circuit, Duval County, Florida, by a purported shareholder of FPIC. The complaint generally alleges that the directors of FPIC breached their fiduciary duties by approving the Merger for an allegedly unfair price and as the result of an allegedly unfair sale process. The complaint also alleges that FPIC, TDC and Merger Sub aided and abetted the directors' alleged breaches of their fiduciary duties and that FPIC failed to provide material information to shareholders with respect to the proposed acquisition of FPIC by TDC. The complaint seeks, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the acquisition, attorneys' fees and such other relief as the court deems just and proper.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of

Form 10-Q: 28

FPIC Insurance Group, Inc.
Notes to the Unaudited Consolidated Financial Statements

policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured's policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured's policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims. In October 2009, an MPL claim against one of our insureds resulted in a significant arbitration award ($35.4 million plus post-award statutory interest at the rate of 18 percent per year) against that insured. During the third quarter of 2010, the insured commenced an action against First Professionals alleging bad faith in the administration of this claim and in the third quarter of 2011, the recipient of the arbitration award commenced a similar action. We have evaluated this and other such exposures as of June 30, 2011, and believe our position and defenses are meritorious. However, there can be no assurance as to the outcome of such exposures.  Our primary excess of loss reinsurance program includes a level of coverage for claims in excess of policy limits and effective January 1, 2011, First Professionals, APAC and Intermed obtained additional reinsurance with respect to ECO/XPL claims as described in Note 7, Reinsurance. When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure. An award against us for extra-contractual liability or a significant award or jury verdict, or series of awards or verdicts, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.
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

In addition to standard guaranty fund assessments, certain states in which we conduct business, including Florida, Texas and Missouri, could also levy special assessments to settle claims caused by certain catastrophic losses.  No such special assessments for catastrophic losses have been made through the second quarter of 2011 and no such assessments were made during 2010.  Medical malpractice policies have been exempted from assessment by the Florida Hurricane Catastrophe Fund until the expiration of this exemption on May 31, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “FPIC,” “we,” “our,” “us,” and the “Company” refer to FPIC Insurance Group, Inc., together with its subsidiaries, unless the context requires otherwise.  The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months and six months ended June 30, 2011, included in Part I, Item 1, as well as the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 9, 2011.

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

Form 10-Q: 29

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

statements, which reflect our management's opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

i.	The possibility that the proposed acquisition of the Company by The Doctors Company will not be completed;

ii.	The effect of negative developments and cyclical changes in the medical professional liability insurance business sector;

iii.
The effects of competition, including competition for agents to place insurance, of physicians electing to self-insure or to practice without insurance coverage, and of related trends and associated pricing pressures and developments;

iv.	Business risks that result from our size, products, and geographic concentration;

v.
The risks and uncertainties involved in determining the rates we charge for our products and services, as well as these rates being subject to or mandated by legal requirements and regulatory approval;

vi.	The uncertainties involved in the loss reserving process, including the possible occurrence of insured losses with a frequency or severity exceeding our estimates;

vii.	Our exposure to claims for extra contractual damages and losses in excess of policy limits and the unpredictability of court decisions;

viii.	The impact of healthcare reform or other significant changes in the healthcare delivery system;

ix.	Legislative, regulatory, special interest or consumer initiatives that may adversely affect our business, including initiatives seeking to lower premium rates;

x.	The judicial and legislative review of current tort reform measures;

xi.	Developments in financial and securities markets that could affect our investment portfolio;

xii.	Assessments imposed by state financial guaranty associations or other insurance regulatory bodies;

xiii.	The availability of dividends and management fees from our insurance subsidiaries;

xiv.	Developments in reinsurance markets that could affect our reinsurance programs or our ability to collect reinsurance recoverables;

xv.	The results of the acquisition of Advocate, MD and other growth initiatives;

xvi.	Impairment in the value of our goodwill and intangibles;

xvii.	The loss of the services of any key members of senior management;

xviii.
Negative changes in our financial ratings resulting from one or more of these uncertainties or other factors and the potential impact on our agents' ability to place insurance business on our behalf; and

xix.
Other factors discussed elsewhere in this report and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, including Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2011.

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

On May 24, 2011, FPIC and The Doctors Company, a California domiciled reciprocal inter-insurance exchange (“TDC"), and Fountain Acquisition Corp., a Florida corporation and a wholly owned subsidiary of TDC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into FPIC (the “Merger”), with FPIC surviving the Merger as the surviving corporation and a wholly owned subsidiary of TDC.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of FPIC’s common stock, par value $0.10 per share (the “FPIC Common Stock”), will be converted into the right to receive $42.00 in cash (the “Merger Consideration”). In addition, each unexercised outstanding option (“FPIC Option”) immediately prior to the effective time of the Merger, other than those issued under FPIC's Employee Stock Purchase Plan (the “ESPP”), will be cancelled in consideration of a cash payment equal to the product of (i) the total number of shares of FPIC Common Stock previously subject to such FPIC Option and (ii) the excess, if any, of the Merger Consideration over the exercise price per share of FPIC Common Stock previously subject to such FPIC Option. Each option issued under the ESPP will be cancelled in consideration of a cash payment equal to (x) the Merger Consideration, multiplied by (y) 2011 payroll deductions under the ESPP, divided by (z) $30.71. Restricted shares will be converted into the Merger Consideration at the effective time of the Merger and unpaid performance units will be cancelled at the effective time of the Merger in consideration of a cash payment equal to the applicable payout percentage (determined as set forth in the Merger Agreement), multiplied by the Merger Consideration.

The Merger was unanimously approved by the Board of Governors of TDC and the respective Boards of Directors of Merger Sub and FPIC, and is conditioned, among other things, on: (i) the approval of the holders of a majority of the outstanding shares of FPIC Common Stock; (ii) the absence of certain legal impediments to the consummation of the Merger; and (iii) the receipt of certain regulatory approvals regarding the transactions contemplated by the Merger Agreement, including approval by state insurance regulatory authorities in Texas, Missouri and Florida. No TDC stakeholder approval is necessary for, nor is there any financing condition to, consummation of the transactions contemplated by the Merger Agreement.

The Merger is expected to close by the fourth quarter of 2011, subject to the closing conditions described above and contained in the Merger Agreement. For additional information regarding the proposed Merger, see our Definitive Proxy Statement filed with the SEC on July 18, 2011.

Recent Trends and Other Developments
(Comparisons are made to the comparable period(s) in 2010 unless otherwise indicated)

•
Professional liability policyholders, excluding policyholders under alternative risk arrangements, increased 3 percent to 18,606 policyholders as of June 30, 2011, compared to 18,111 policyholders as of June 30, 2010.

•	Our national policyholder retention rate was 94 percent for the six months ended June 30, 2011 compared to 96

Form 10-Q: 31

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

percent for the comparable period in 2010.  Our Florida policyholder retention rate was 96 percent and 97 percent for the six months ended June 30, 2011 and 2010, respectively.

•
Net premiums written declined 7 percent and 6 percent for the three months and six months ended June 30, 2011, respectively. The decline in net premiums written for the three months ended June 30, 2011 is primarily the result of the continued competitive pricing environment in our Florida market and the expense associated with our awards-made reinsurance program, which became effective January 1, 2011, offset to some extent by growth in policyholders.  These factors along with premiums returned to certain insured groups under retrospective plans resulting from their favorable loss experience contributed to the decline in net premiums written for the six months ended June 30, 2011.

•
Consolidated revenues were 3 percent and 4 percent lower for the three months and six months ended June 30, 2011 compared to the same periods in 2010, primarily as the result of lower net premiums earned and lower net investment income offset to some extent by higher net realized investment gains.

•
Net investment income was 12 percent and 13 percent lower for the three months and six months ended June 30, 2011, respectively, primarily as the result of lower yields on invested assets due to lower prevailing interest rates and lower average invested assets as the result of cash utilized to repurchase shares under our share repurchase program. Net realized investment gains increased to $2.7 million and $3.4 million for the three months and six months ended June 30, 2011, compared to $0.8 million and $1.2 million for the three months and six months ended June 30, 2010.

•
The continuation of favorable overall claim results as compared to previous estimates resulted in the recognition of favorable net loss development related to previously established reserves of $5.0 million and $10.0 million for the three months and six months ended June 30, 2011, respectively, compared to $5.0 million and $9.0 million for the three months and six months ended June 30, 2010, respectively.  The favorable development for the three months and six months ended June 30, 2011 reflects lower estimates of incident to claim development, payment frequency and/or payment severity for the 2005 through 2009 accident years. Our current accident year loss ratio for the three months and six months ended June 30, 2011 was 71.9 percent and 72.0 percent, respectively, compared to 71.9 percent and 71.0 percent for the same periods in 2010.

•
Our expense ratio was 30.9 percent and 30.7 percent for the three months and six months ended June 30, 2011, respectively, compared to 29.2 percent and 28.6 percent for the same periods in 2010. The higher ratios in 2011 are primarily due to lower net premiums earned.

•
Other expenses for the three months and six months ended June 30, 2011 include approximately $1.1 million in transaction related expenses, including investment banking, legal and other professional expenses, as the result of our previously announced agreement to be acquired by The Doctors Company.

•
Book value per common share grew 3 percent to $31.79 as of June 30, 2011 from $30.84 as of December 31, 2010. As of June 30, 2011, the statutory surplus of our insurance subsidiaries was $246.2 million and the ratio of net premiums written to surplus was 0.6 to 1.

•
On a trade date basis, we repurchased 48,000 shares of our common stock during the three months ended June 30, 2011 at an average price of $39.40 per share, and as of June 30, 2011, we had remaining authority from our Board of Directors to repurchase 600,770 additional shares under our stock repurchase program.

Results of Operations:  Three Months and Six Months ended June 30, 2011 compared to Three Months and Six Months Ended June 30, 2010

Our business is comprised of our insurance operations, which operate through our insurance subsidiaries domiciled in Florida, Missouri and Texas.  Financial and selected other data related to our operations is summarized in the tables below.

Net income decreased 14 percent to $6.5 million for the three months ended June 30, 2011 from $7.5 million for the three months ended June 30, 2010.  Net income decreased 13 percent to $12.8 million for the six months ended June 30, 2011 compared to $14.7 million for the six months ended June 30, 2010.  The decline in net income for the three months ended June 30, 2011 is primarily due to higher other expenses associated with our previously announced agreement to be acquired by The Doctors Company, lower net premiums earned, and lower net investment income offset to some extent

Form 10-Q: 32

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

by higher net realized investment gains. The decline in net income for the six months ended June 30, 2011 is also attributable to these factors along with higher other underwriting expenses.

Diluted earnings per common share were $0.76 per diluted common share and $1.48 per diluted common share for the three months and six months ended June 30, 2011, respectively, compared to $0.76 per diluted common share and $1.46 per diluted common share, for the three months and six months ended June 30, 2010. On an earnings per common share basis, share repurchases under our stock repurchase program largely offset the decline in net income described above.

Information concerning written premiums and policyholders is summarized in the following tables:

(in thousands)	For the three months ended		Percentage
	June 30, 2011	June 30, 2010	Change
Direct premiums written (1)	$41,318	43,070	(4)%
Assumed premiums written	—	176	(100)%
Ceded premiums written	(6,378)	(5,633)	(13)%
Net premiums written	$34,940	37,613	(7)%

(in thousands)	For the six months ended		Percentage
	June 30, 2011	June 30, 2010	Change
Direct premiums written (1)	$88,393	92,187	(4)%
Assumed premiums written	—	176	(100)%
Ceded premiums written	(13,210)	(12,503)	(6)%
Net premiums written	$75,183	79,860	(6)%
______

(1)
Includes $1.2 million and $2.3 million of premiums associated with alternative risk arrangements for the three months and six months ended June 30, 2011, respectively, compared to $0.6 million and $1.7 million of premiums for the three months and six months ended June 30, 2010, respectively.  Management fees for such arrangements are included in other income.

	June 30, 2011	June 30, 2010	Percentage Change
Professional liability policyholders	18,606	18,111	3%
Professional liability policyholders under alternative risk arrangements	303	212	43%
Total professional liability policyholders	18,909	18,323	3%

Direct premiums written decreased 4 percent for both the three months and six months ended June 30, 2011 compared to the same periods in 2010. The decline in direct premiums written for the three months ended June 30, 2011 is primarily the result of the continued competitive pricing environment in our Florida market offset to some extent by growth in professional liability policyholders. This factor along with premiums returned to certain insured groups under retrospective plans resulting from their favorable loss experience contributed to the decline in direct premiums written for the six months ended June 30, 2011. Our national policyholder retention rate was 94 percent for the six months ended June 30, 2011 compared to 96 percent for the comparable period in 2010.  Our Florida policyholder retention rate was 96 percent and 97 percent for the six months ended June 30, 2011 and 2010, respectively.

Net premiums written decreased 7 percent and 6 percent for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decline in net premiums written for the three months ended June 30, 2011 is primarily the result of the continued competitive pricing environment in our Florida market and the expense associated with our awards-made reinsurance program, which became effective January 1, 2011, offset to some extent by growth in professional liability policyholders.  These factors along with premiums returned to certain insured groups under retrospective plans resulting from their favorable loss experience contributed to the decline in net premiums written for the six months ended June 30, 2011.

Form 10-Q: 33

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Net premiums earned decreased 5 percent and 4 percent for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decline in net premiums earned for the three months ended June 30, 2011 is primarily the result of lower rates in our Florida market now being reflected in earned premiums and the expense associated with our awards-made reinsurance program, which became effective January 1, 2011.  These factors along with premiums returned to certain insured groups under retrospective plans resulting from their favorable loss experience contributed to the decline in net premiums earned for the six months ended June 30, 2011.

Net investment income declined 12 percent and 13 percent for the three months and six months ended June 30, 2011, respectively, primarily as the result of lower yields on invested assets due to lower prevailing interest rates and lower average invested assets as the result of cash utilized to repurchase shares under our share repurchase program.

Information concerning our loss ratio, underwriting expense ratio and combined ratio is summarized in the following table:

		For the three months ended June 30,		For the six months ended June 30,
		2011	2010	2011	2010
Loss ratio
Current accident year		71.9%	71.9%	72.0%	71.0%
Prior accident years		(12.6)%	(11.9)%	(12.5)%	(10.7)%
Calendar year loss ratio	A	59.3%	60.0%	59.5%	60.3%

Underwriting expense ratio	B	30.9%	29.2%	30.7%	28.6%

Combined ratio (Sum of A+B)		90.2%	89.2%	90.2%	88.9%

Net losses and LAE decreased 6 percent for both the three months and six months ended June 30, 2011 compared to the same periods in 2010 primarily as the result of the continuation of favorable overall claims results as compared to our previous estimates. We recognized favorable net loss development related to previously established reserves of $5.0 million and $10.0 million for the three months and six months ended June 30, 2011, respectively, compared to $5.0 million and $9.0 million for the three months and six months ended June 30, 2010, respectively.  The favorable development for the three months and six months ended June 30, 2011 reflects lower estimates of incident to claim development, payment frequency and/or payment severity for the 2005 through 2009 accident years. Our current accident year loss ratio for the six months ended June 30, 2011 was 72.0 percent compared to 71.0 percent for the same period in 2010.

Other underwriting expenses were relatively level for the the three months ended June 30, 2011 and increased 3 percent for the six months ended June 30, 2011 compared to the same periods in 2010. The increase in other underwriting expenses for the six months ended June 30, 2011 is attributable to the higher payout under the Advocate, MD earnout agreement during 2011 compared to the amount previously accrued during the six months ended June 30, 2010.

Other expenses for the three months and six months ended June 30, 2011 include approximately $1.1 million in transaction related expenses, including investment banking, legal and other professional expenses, as the result of our previously announced agreement to be acquired by The Doctors Company.

Income tax expense increased 1 percent for the three months ended June 30, 2011 and declined 5 percent for the six months ended June 30, 2011 compared with the same periods in 2010.  The increase in income tax expense for the three months ended June 30, 2011 is the result of transaction related expenses that are not deductible for income tax purposes. The decline in income tax expense for the six months ended June 30, 2011 corresponds with the decline in income before income taxes. Our effective tax rate was 36 percent and 34 percent for the three months and six months ended June 30, 2011, respectively, and 32 percent for both the three months and six months ended June 30, 2010.  The increase in the effective income tax rates for 2011 is the result of transaction related expenses that are not deductible for income tax purposes.

Form 10-Q: 34

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Selected information concerning our direct professional liability insurance claim data is summarized in the following tables:

(in thousands)	For the six months ended June 30,			Percentage
	2011	2010		Change
Net paid losses	$25,236	50,876	(1)	(50)%
Net paid LAE	22,011	22,935		(4)%
Net paid losses and LAE	$47,247	73,811		(36)%
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

	For the six months ended June 30,		Percentage
	2011	2010	Change
Total professional liability claims closed without indemnity payment	309	362	(15)%
Total professional liability incidents closed without indemnity payment	403	377	7%
Total professional liability claims and incidents closed without indemnity payment	712	739	(4)%

Total professional liability claims with indemnity payment	170	185	(8)%

CWIP Ratio on a rolling four quarter basis (1)	33%	36%

CWIP Ratio, including incidents, on a rolling four quarter basis (1)	16%	19%
______

(1)
The claims with indemnity payment (“CWIP”) ratio is defined as the ratio of total professional liability claims with indemnity payment to the sum of total professional liability claims with indemnity payment and total professional liability claims closed without indemnity payment.

	For the six months ended June 30,		Percentage
	2011	2010	Change
Total professional liability claims reported during the period	535	564	(5)%
Total professional liability incidents reported during the period	532	487	9%
Total professional liability claims and incidents reported during the period	1,067	1,051	2%

Total professional liability claims and incidents that remained open	3,545	3,764	(6)%

Selected professional liability insurance claims data.  Net paid losses and LAE decreased 36 percent for the six months ended June 30, 2011 compared with the same period in 2010 as the result of the resolution during 2010 of two related claims against an insured from accident year 2002.   The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each such claim. Excluding these payments, net paid losses and LAE declined 12 percent. On a rolling four quarter basis ended June 30, 2011, the CWIP ratio was 33 percent and the CWIP ratio, including incidents, was 16 percent, compared to 36 percent and 19 percent, respectively, for the same period ended in 2010.  It is not unusual for our claims data to fluctuate from period to period, and our claims data remains within our expectations.

Form 10-Q: 35

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Liquidity and Capital Resources
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations.  As a holding company, our assets consist primarily of the stock of our subsidiaries and of other investments.  The sources of liquidity available to us for the payment of operating expenses, taxes, debt-related amounts and other needs include management fees and dividends from our insurance subsidiaries.  Management fees from our insurance subsidiaries are based on agreements in place with First Professionals and APAC, pursuant to which we provide for them substantially all management and administrative services.   In accordance with limitations imposed by Florida law, our insurance subsidiaries are permitted to pay us dividends of approximately $25.8 million during 2011 without prior regulatory approval.  In furtherance of our capital management initiatives, we have received $25.7 million in dividends through June 30, 2011. As of June 30, 2011, the holding company held cash and liquid investments of $16.6 million.

For additional information concerning our liquidity and financial resources, see Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Sources of liquidity include cash from operations, sales of investments and financing arrangements.  As reported in the consolidated statement of cash flows, net cash provided by operating activities was $20.4 million for the six months ended June 30, 2011 compared to net cash used in operating activities of $8.0 million for the six months ended June 30, 2010.  The increase in net cash provided by operating activities is primarily due to lower loss and LAE payments combined with lower tax payments during 2011. During the three months ended March 31, 2010, we resolved two related claims against an insured from accident year 2002. The amount paid in excess of the applicable policy limit and reinsurance was $10 million for each claim. Excluding these payments, net cash provided by operating activities for the six months ended June 30, 2010 was $12.0 million.

Net cash provided by investing activities was $17.8 million for the six months ended June 30, 2011 compared to $35.4 million for the six months ended June 30, 2010.  The decrease in net cash provided by investing activities during 2011 is primarily the result of fewer sales of investment securities compared to 2010 and the payment of $4.4 million in contingent consideration related to the earnout agreement associated with the acquisition of Advocate, MD.

Net cash used in financing activities was $24.0 million for the six months ended June 30, 2011 compared to $17.4 million for the six months ended June 30, 2010.  The increase in net cash used in financing activities for 2011 is primarily due to higher share repurchases under our stock repurchase program.

As of June 30, 2011, we had cash and investments of $704.1 million.  Included within cash and investments were cash and cash equivalents of $72.9 million and fixed income securities, available-for-sale, with a fair value of approximately $53.5 million with scheduled maturities during the next 12 months.

We believe that our cash and investments as of June 30, 2011, combined with expected cash flows from operating activities and the scheduled maturities of investments, will be sufficient to meet our cash needs for operating purposes for at least the next 12 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.  We believe our financial strength generally provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis.  Our ability to access the capital markets, however, is dependent on market conditions, among other things.  The following table summarizes the components of our capital structure as of June 30, 2011 and December 31, 2010:

(in thousands)	As of	As of
	June 30, 2011	December 31, 2010
Long-term debt	$46,083	46,083
Shareholders' equity	$266,972	275,291
Ratio of debt to total capitalization	14.7%	14.3%

Form 10-Q: 36

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Long-Term Debt
During 2003, we completed the placement of $10.0 million in senior notes and created three trusts that issued 30-year trust-preferred securities for which the proceeds from such issuances together with cash previously contributed to the trusts were used to purchase junior subordinated debentures from FPIC totaling $36.1 million.  The debentures that we issued, which are reported as long-term debt in the consolidated statements of financial position, to the three trusts are subordinated to all senior indebtedness, including the senior notes, and are equal in standing with one another. In accordance with the guidance on the consolidation of variable interest entities, we have not consolidated these subsidiary trusts.

These debt securities are uncollateralized and bear floating interest equal to the three-month LIBOR plus spreads ranging from 3.85 percent to 4.20 percent (actual interest rates ranged from 4.12 percent to 4.45 percent as of June 30, 2011).  We have the option to redeem the senior notes and trust-preferred securities on any quarterly interest payment date, in whole or in part, without premium or penalty.  However, if we elected to redeem our long-term indebtedness, we would be required to unwind our interest rate swaps and any related gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.  The trust-preferred securities also contain features that allow us the option, under certain conditions, to defer interest payments for up to 20 quarters.  The senior notes and trust preferred securities have stated maturities of 30 years and are due in May and October 2033.

Contractual Obligations and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements and other items that represent contractual obligations, commitments and contingent liabilities that are not recorded or that are considered to possess off-balance sheet risks beyond their respective amounts otherwise reflected in our consolidated financial statements.  These include: (1) derivative financial instruments, which are used to hedge interest rate risk; (2) guarantees by us and contractual obligations related to the trust-preferred securities issued by separately created, unconsolidated trusts; (3) employee benefit plans; and (4) contingent consideration related to the acquisition of Advocate, MD.  We were not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles as of June 30, 2011 that would give rise to previously undisclosed market, credit or financing risk.  No significant changes have occurred to our contractual obligations, commitments and off-balance sheet arrangements as described in the applicable section of our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk.  Our market risk sensitive instruments are acquired for purposes other than trading.  There have been no material changes in our reported market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2010. The disclosures presented below provide information concerning credit risk exposures as of June 30, 2011.

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

As of June 30, 2011, our fixed income portfolio had an overall average credit quality of Aa3, based on the lower of the available credit ratings from Moody's Investment Services (“Moody's”) or Standard & Poor's (“S&P”) for each investment security in our portfolio.  We maintain a diversified portfolio and primarily invest in securities with investment grade credit ratings, with the intent to minimize credit risks.  As of June 30, 2011, approximately 28 percent of our fixed income securities consist of tax-exempt securities.  The balance is diversified through investments in treasury, agency, corporate, mortgage-backed and asset-backed securities.

As of June 30, 2011, over 99 percent of our fixed income securities were rated by at least S&P or Moody's.  Certain of these securities contain credit enhancements in the form of a third-party guarantee from a financial guarantor.  In most cases, the underlying issuer of the fixed-income security has a credit rating from one of the above rating agencies.  The

Form 10-Q: 37

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

following table shows the rating of each of the securities containing such credit enhancements “with” and “without” the impact of the financial guarantor rating:

(in thousands)	Underlying Credit Rating
	AAA - A	BBB	Below BBB	Not Rated	Total
Value of Fixed-Income Securities based on the Credit Rating of the Financial Guarantor (1)	$54,112	4,991	146	931	$60,180
Value of Fixed-Income Securities based on the Credit Rating of the Underlying Issuer (2)	$49,703	5,438	—	5,039	$60,180
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

As of June 30, 2011, we had the following concentration in indirect exposures to financial guarantors through the ownership of fixed-income securities that contain a third-party guarantee:

(in thousands)	Value of Fixed-Income Securities Containing a Third-Party Guarantee
Financial Guarantor:	Securities with an Underlying Issuer Stand-Alone Credit Rating	Securities without an Underlying Issuer Stand-Alone Credit Rating	Total Securities Containing a Third-Party Guarantee from a Financial Guarantor
National Public Finance Guarantee Corporation	$24,834	3,405	28,239
Assured Guaranty	12,893	—	12,893
Permanent School Fund	8,370	432	8,802
American Municipal Bond Assurance Corporation	4,159	1,046	5,205
Financial Guaranty Insurance Company	3,800	—	3,800
Other guarantors	1,085	156	1,241
Total	$55,141	5,039	60,180

We do not hold any direct exposures to a financial guarantor in our investment portfolio.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934) was completed as of June 30, 2011 by our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, FPIC's disclosure controls and procedures were found to be effective at a reasonable assurance level.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in our internal control over financial reporting that occurred during 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Form 10-Q: 38

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation involving claims under our insurance policies in the normal course of business.  We may also become involved in legal actions not involving claims under our insurance policies from time to time.  We have evaluated such exposures as of June 30, 2011, and in all cases, believe our positions and defenses are meritorious.  However, there can be no assurance as to the outcome of such exposures.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is determined to be probable that a liability has been incurred and its amount can be reasonably estimated.

On June 29, 2011, FPIC, FPIC's Board of Directors, TDC and a subsidiary of TDC were named in a putative stockholder class action complaint styled Pierre Sasseville v. John Byers, et al., No. 16-2011-CA-005311-XXXX-MA, which was filed in the Circuit Court of the Fourth Judicial Circuit, Duval County, Florida, by a purported shareholder of FPIC. The complaint generally alleges that the directors of FPIC breached their fiduciary duties by approving the Merger for an allegedly unfair price and as the result of an allegedly unfair sale process. The complaint also alleges that FPIC, TDC and its subsidiary aided and abetted the directors' alleged breaches of their fiduciary duties and that FPIC failed to provide material information to shareholders with respect to the proposed acquisition of FPIC by TDC. The complaint seeks, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the acquisition, attorneys' fees and such other relief as the court deems just and proper.

In addition, our insurance subsidiaries may become subject to claims for extra-contractual obligations or risks in excess of policy limits in connection with their insurance claims, particularly in Florida.  These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company acted in bad faith in the administration of a claim against an insured.  Bad faith actions generally occur in instances where an award or jury verdict exceeds the insured's policy limits.  Under such circumstances, it is routinely alleged that the insurance company failed to negotiate a settlement of the claim in good faith within the insured's policy limit or otherwise failed to properly administer the claim.  In recent years, policy limits for MPL insurance in Florida have trended downward.  This trend and the current judicial climate have increased the incidence and size of awards and jury verdicts in excess of policy limits against Florida medical professionals insured by our competitors and us.  Such awards and verdicts have resulted in an increased frequency of claims by insureds or plaintiffs in MPL actions alleging bad faith on the part of Florida MPL insurers or alleging other failures to properly administer claims. In October 2009, an MPL claim against one of our insureds resulted in a significant arbitration award ($35.4 million plus post-award statutory interest at the rate of 18 percent per year) against that insured. During the third quarter of 2010, the insured commenced an action against First Professionals alleging bad faith in the administration of this claim and in the third quarter of 2011, the recipient of the arbitration award commenced a similar action. We have evaluated this and other such exposures as of June 30, 2011, and believe our position and defenses are meritorious. However, there can be no assurance as to the outcome of such exposures.  Our primary excess of loss reinsurance program includes a level of coverage for claims in excess of policy limits and effective January 1, 2011, First Professionals, APAC and Intermed obtained additional reinsurance with respect to ECO/XPL claims as described in Note 7, Reinsurance. When establishing our liability for losses and LAE, we take our exposure for ECO/XPL claims into consideration, including with respect to payments in excess of policy limits that may be made in order to address potential future ECO/XPL exposure. An award against us for extra-contractual liability or a significant award or jury verdict, or series of awards or verdicts, against one or more of our insureds could ultimately result in the payment by us of potentially significant amounts in excess of the related policy limits, reserves and reinsurance coverage and could have a material adverse impact on our financial condition, results of operations or cash flows.
For additional information concerning our commitments and contingencies, see our Annual Report on Form 10-K for the year ended December 31, 2010, Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 12, Commitments and Contingencies to this Form 10-Q.

Form 10-Q: 39

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

Item 1A. Risk Factors

On May 24, 2011, FPIC and The Doctors Company, a California domiciled reciprocal inter-insurance exchange (“TDC"), and Fountain Acquisition Corp., a Florida corporation and a wholly owned subsidiary of TDC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into FPIC (the “Merger”), with FPIC surviving the Merger as the surviving corporation and a wholly owned subsidiary of TDC.

As a result of its entry into the Merger Agreement, FPIC is modifying the risk factor entitled “Our business could be adversely affected by the loss of one or more key employees” contained in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”), as set forth below. In addition, the Company is adding the four additional risk factors set forth below. Other than as set forth herein, there have been no material changes in risk factors as previously disclosed in the 2010 10-K.

Our business could be adversely affected by the loss of one or more key employees.
We are heavily dependent upon our senior management and other key employees, and the loss of the services of our senior executives or other key employees could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services of existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of key employees, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. The announcement of the Merger Agreement and potential uncertainties about the effect of the pending Merger on employees of the Company may have a negative impact on our ability to attract and retain senior management and other key employees.

There can be no assurance that the proposed Merger will be completed.
The Merger is subject to customary closing conditions, including, among others, (i) the approval of the Merger by the holders of a majority in voting power of the outstanding common stock of the Company; (ii) the receipt of required insurance regulatory approvals; (iii) the absence of any order or injunction prohibiting the consummation of the transaction; and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). There is no assurance that all of the conditions to the consummation of the Merger will be satisfied or that the Merger will be completed.

The Company's future business and financial results could be adversely affected by the incurrence of costs related to the Merger and other matters related to the Merger.
If the Merger is not completed under certain circumstances provided in the Merger Agreement, the Company has agreed to pay to TDC a termination fee of 3% of the aggregate merger consideration. In addition, the Company will incur costs relating to the Merger that are payable whether or not the Merger is completed, including legal, accounting, financial advisory and printing fees and other fees related to holding a special meeting of the Company's shareholders. In addition, the Company could be adversely affected by having had its management focused on completing the proposed Merger instead of on pursuing other business strategies that could have been beneficial to the Company, such as acquisition or investment opportunities. The Company's businesses and operations may also be harmed to the extent that third parties, such as customers, brokers and agents, may be concerned about the Company's ability to effectively operate in the marketplace on a stand-alone basis, or if there is management or employee uncertainty surrounding the future direction or strategy of the Company. The Company may lose key employees and ongoing business and prospects, as well as relationships with customers and other third parties as a result of these uncertainties. If the Merger is not completed, the Company may have difficulty in taking advantage of alternative business opportunities or effectively responding to competitive pressures. In addition, the Merger Agreement restricts the Company from making acquisitions or dispositions and taking other specified actions without the consent of TDC pending completion of the Merger. These restrictions may prevent the Company from pursuing attractive business opportunities or addressing other developments that may arise prior to the completion of the Merger.

The Merger Agreement limits the Company's ability to pursue alternatives to the Merger and contains provisions that could affect the decisions of a third party considering making an alternative acquisition proposal.
The Merger Agreement prohibits the Company from soliciting, initiating or knowingly facilitating alternative merger or acquisition proposals from any third party. Further, the Company's right to enter into an agreement providing for an unsolicited Superior Proposal (as defined in the Merger Agreement) is subject to a requirement to provide three business days' prior notice to TDC and to discuss and consider in good faith any changes to the terms of the Merger proposed by

Form 10-Q: 40

FPIC Insurance Group, Inc.
Quarterly Report on Form 10-Q

TDC in response to the Superior Proposal. In addition, the Company is required to pay to TDC a termination fee of 3% of the aggregate merger consideration if the Merger Agreement is terminated under certain circumstances, including termination by the Company in order to enter into an agreement providing for a Superior Proposal. The foregoing provisions may limit the Company's ability to pursue an alternative acquisition proposal from a third party and could also affect the decision by a third party to make a competing acquisition proposal, including the structure, pricing and terms thereof.

If the Merger is not completed, the Company's common stock price may be adversely affected.
If the Merger is not completed, the trading price of the Company's common stock may decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. In addition, any adverse operational or financial effect on the Company caused by the failure to complete the Merger could adversely affect the price of its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2011.

Stock Repurchase Plan  − Under our stock repurchase program, we may repurchase shares up to the amounts available for repurchase at such times, and in such amounts, as management deems appropriate.  Under certain circumstances, limitations may be placed on our ability to repurchase our stock by the terms of agreements relating to our junior subordinated debentures.  For information regarding these limitations, see our Annual Report on Form 10-K for the year ended December 31, 2010, Item 8.  Financial Statements and Supplementary Data, Note 10 Long-Term Debt, as well as the discussion under the heading “Liquidity and Capital Resources” in Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table summarizes our common stock repurchases on a trade date basis for the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at End of Month (1)
April 2011
Repurchase programs (1)	48,000	$39.40	48,000	100,770
Employee transactions (2)	—	$—	—	—
May 2011
Repurchase programs (1)	—	$—	—	600,770
Employee transactions (2)	—	$—	—	—
June 2011
Repurchase programs (1)	—	$—	—	600,770
Employee transactions (2)	—	$—	—	—
Total	48,000	$39.40	48,000	600,770
_______

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

Form 10-Q: 41

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

August 3, 2011	FPIC Insurance Group, Inc.

	By:	/s/ Charles Divita, III
Charles Divita, III Chief Financial Officer (Principal Financial and Accounting Officer)

Form 10-Q: 42

Exhibit Index to Form 10-Q
For the Quarter Ended June 30, 2011

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